Form 10-Q
period 1996-03-31
AMERIGAS PARTNERS LP
filed 1996-05-14
CIK 932628

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1996

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-13692


                            AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
           (Exact name of registrants as specified in their charters)

                            Delaware                                            23-2787918
                            Delaware                                            23-2800532
                 (State or other jurisdiction of                             (I.R.S. Employer
                 incorporation or organization)                              Identification No.)


                  460 North Gulph Road, King of Prussia, PA
                    (Address of principal executive offices)
                                     19406
                                   (Zip Code)
                                 (610) 337-7000
              (Registrants' telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

         At April 30, 1996, the registrants had units and shares of common stock outstanding as follows:

                 AmeriGas Partners, L.P. -     21,949,272 Common Units
                                               19,782,146 Subordinated Units
                 AmeriGas Finance Corp. -      100 shares

                             AMERIGAS PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                                    Pages
                                                                                                    -----
 PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

               AmeriGas Partners, L.P.
               -----------------------

                 Condensed Consolidated Balance Sheets as of March 31, 1996 and
                   September 30, 1995                                                                 2

                 Condensed Consolidated Statements of Operations for the three and six months ended March 31, 1996 and pro forma three and six months ended March
                   23, 1995                                                                           3

                 Condensed Consolidated Statement of Cash Flows for the six months
                   ended March 31, 1996                                                               4

                 Condensed Consolidated Statement of Partners' Capital for the
                   six months ended March 31, 1996                                                    5

                 Notes to Condensed Consolidated Financial Statements                               6 - 9


               AmeriGas Finance Corp.
               ----------------------

                 Balance Sheets as of March 31, 1996 and September 30, 1995                           11

                 Note to Balance Sheets                                                               12


               AmeriGas Propane, Inc./AmeriGas Propane-2, Inc. (Predecessor)
               -----------------------------------------------

                 Condensed Combined Statements of Income for the three and six
                   months ended March 23, 1995                                                        14

                 Condensed Combined Statement of Cash Flows for the six months
                   ended March 23, 1995                                                               15

                 Notes to Condensed Combined Financial Statements                                  16 - 17


               Petrolane Incorporated and Subsidiaries (Predecessor)
               ---------------------------------------

                 Condensed Consolidated Statements of Operations for the three and six
                   months ended March 23, 1995                                                        19

                 Condensed Consolidated Statement of Cash Flows for the six months
                   ended March 23, 1995                                                               20

                 Notes to Condensed Consolidated Financial Statements                              21 - 22

                            AMERIGAS PARTNERS, L.P.

                                                                                                    Pages
                                                                                                    -----
    Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             23 - 29


 PART II  OTHER INFORMATION

          Item 5. Other                                                                               30

          Item 6.  Exhibits and Reports on Form 8-K                                                   30

          Signatures                                                                                  31

                            AMERIGAS PARTNERS, L.P.





                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                       for the three and six months ended
                                 March 31, 1996

                  AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)



                                                    March 31,     September 30,
                                                      1996            1995
                                                    ---------     -------------
ASSETS

Current assets:
     Cash and cash equivalents                     $   30,436      $   39,567
     Short-term investments                                --           9,000
     Accounts receivable (less allowances for
        doubtful accounts of $7,554 and $4,647,
        respectively)                                 136,504          62,206
     Inventories                                       62,590          78,996
     Prepayments and other current assets               6,508          10,323
                                                   ----------      ----------
        Total current assets                          236,038         200,092

Property, plant and equipment (less accumulated
     depreciation and amortization of $122,800 and
     $105,051, respectively)                          455,425         453,100

Intangible assets (less accumulated amortization of
        $86,723 and $74,230, respectively)            693,623         740,683

Other assets                                           40,189          41,434
                                                   ----------      ----------
        Total assets                               $1,425,275      $1,435,309
                                                   ==========      ==========
LIABILITIES  AND  PARTNERS' CAPITAL

Current liabilities:
     Current maturities of long-term debt          $    5,080      $    4,675
     Accounts payable - trade                          44,716          35,965
     Accounts payable - related parties                 1,101           5,165
     Other current liabilities                         76,540          85,794
                                                   ----------      ----------
        Total current liabilities                     127,437         131,599

Long-term debt                                        665,644         653,051
Other noncurrent liabilities                           78,538          82,996

Minority interest                                       6,565           6,704

Partners' capital                                     547,091         560,959
                                                   ----------      ----------
        Total liabilities and partners' capital    $1,425,275      $1,435,309
                                                   ==========      ==========


The accompanying notes are an integral part of these financial statements.

                  AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (Thousands of dollars, except per unit)

                                                              Pro                          Pro
                                                             Forma                        Forma
                                          Three Months    Three Months   Six Months     Six Months
                                             Ended            Ended        Ended          Ended
                                           March 31,        March 23,     March 31,     March 23,
                                             1996             1995          1996          1995
                                        ------------      -----------    ----------     ----------
  Revenues:
     Propane                            $    352,398     $   275,358     $ 609,047      $ 488,671
     Other                                    22,370          24,369        51,517         57,955
                                        ------------     -----------     ---------      ---------
                                             374,768         299,727       660,564        546,626
                                        ------------     -----------     ---------      ---------
  Costs and expenses:
       Cost of sales-propane                 198,254         143,230       346,314        252,882
       Cost of sales-other                    11,067          13,157        25,727         32,625
       Operating and administrative
          expenses                            84,495          78,698       161,415        154,293
       Depreciation and amortization          15,453          15,589        30,925         30,669
       Miscellaneous (income), net            (1,645)         (1,970)       (4,489)        (3,796)
                                        ------------     -----------     ---------      ---------
                                             307,624         248,704       559,892        466,673
                                        ------------     -----------     ---------      ---------
  Operating income                            67,144          51,023       100,672         79,953
  Interest expense                           (15,635)        (15,214)      (31,198)       (30,439)
                                        ------------     -----------     ---------      ---------
  Income before income taxes                  51,509          35,809        69,474         49,514
  Income tax benefit                             339              --             5             --
  Minority interest                             (550)           (387)         (754)          (551)
                                        ------------     -----------     ---------      ---------
  Net income                            $     51,298     $    35,422     $  68,725      $  48,963
                                        ============     ===========     =========      =========
  General partner's  interest in net
     income                             $        513     $       354     $     687      $     490
                                        ============     ===========     =========      =========
  Limited partners' interest in net
     income                             $     50,785     $    35,068     $  68,038      $  48,473
                                        ============     ===========     =========      =========


  Income per limited partner unit       $       1.22     $       .84     $    1.63      $    1.16
                                        ============     ===========     =========      =========

  Average limited partner units
      outstanding (thousands)                 41,731          41,714        41,727         41,714
                                        ============     ===========     =========      =========



The accompanying notes are an integral part of these financial statements.

                   AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                            (Thousands of dollars)


                                                     Six Months
                                                       Ended
                                                      March 31,
                                                        1996
                                                     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  68,725
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                    30,925
        Amortization of debt premium                     (1,234)
        Other, net                                          767
                                                      ---------
                                                         99,183
        Net change in:
            Accounts receivable                         (76,569)
            Inventories                                  16,903
            Accounts payable                              9,082
            Other current assets and liabilities         (6,137)
                                                      ---------
      Net cash provided by operating activities          42,462
                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment        (14,495)
  Proceeds from disposals of property, plant
      and equipment                                       2,668
  Decrease in short-term investments                      9,000
  Acquisitions of businesses, net of cash acquired       (1,542)
                                                      ---------
      Net cash used by investing activities              (4,369)
                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                         (46,359)
  Minority interest activity                               (473)
  Issuance of long-term debt                             14,008
  Repayment of long-term debt                            (9,650)
  Capital contribution from General Partner                   8
                                                      ---------
      Net cash used by financing activities             (42,466)
                                                      ---------

PARTNERSHIP FORMATION TRANSACTIONS:
  Fees and expenses                                      (4,758)
                                                      ---------
Cash and cash equivalents decrease                    $  (9,131)
                                                      =========

CASH AND CASH EQUIVALENTS:
  End of period                                       $  30,436
  Beginning of period                                    39,567
                                                      ---------
      Decrease                                        $  (9,131)
                                                      =========

The accompanying notes are an integral part of these financial statements.

                  AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (unaudited)
                         (Thousands, except unit data)



                                     Number of units                                           Total
                                -------------------------                          General    partners'
                                   Common    Subordinated  Common   Subordinated   partner    capital
                                -----------  ------------  -------  ------------   -------    ---------
BALANCE SEPTEMBER 30, 1995      21,932,146    19,782,146  $ 291,988   $   263,362   $ 5,609   $ 560,959

  Issuance of Common Units in
    connection with acquisition     17,126                      413                       4         417

  Adjustments to net assets
    contributed                                             (19,084)      (17,200)     (367)    (36,651)

  Net income                                                 35,786        32,252       687      68,725

  Distributions                                             (24,134)      (21,752)     (473)    (46,359)

                                ----------    ----------  ---------   -----------   -------   ---------
BALANCE MARCH 31, 1996          21,949,272    19,782,146  $ 284,969   $   256,662   $ 5,460   $ 547,091
                                ==========    ==========  =========   ===========   =======   =========




The accompanying notes are an integral part of these financial statements.

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                    (Thousands of dollars, except per unit)


1.       PARTNERSHIP ORGANIZATION AND FORMATION

         AmeriGas Partners, L.P. (AmeriGas Partners) was formed on November 2, 1994 as a Delaware limited partnership. AmeriGas Partners and its subsidiary AmeriGas Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire and operate the propane businesses and assets of AmeriGas Propane, Inc. a Delaware corporation, and AmeriGas Propane-2, Inc. (collectively, "AmeriGas Propane"), wholly owned subsidiaries of AmeriGas, Inc. (AmeriGas), and Petrolane Incorporated (Petrolane). AmeriGas Partners and the Operating Partnership commenced operations effective April 19, 1995. AmeriGas Propane and Petrolane are collectively referred to herein as the Predecessor Companies. The Operating Partnership is, and the Predecessor Companies were, engaged in the distribution of propane and related equipment and supplies. AmeriGas Propane, Inc. (the "General Partner"), a Pennsylvania corporation, serves as the general partner of AmeriGas Partners and the Operating Partnership. The General Partner holds a 1% general partner interest in AmeriGas Partners and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner and its wholly owned subsidiaries own an effective 56.7% limited partner interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. AmeriGas Partners and the Operating Partnership have no employees. The General Partner conducts, directs and manages all activities of AmeriGas Partners and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf.

         The consolidated financial statements include the accounts of AmeriGas Partners, the Operating Partnership and its corporate subsidiaries, collectively referred to herein as the Partnership. The General Partner's 1.0101% interest in the Operating Partnership is accounted for in the condensed consolidated financial statements as a minority interest. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         The Partnership's fiscal periods end on the last day of the month. Accordingly, the accompanying condensed consolidated results of operations of the Partnership are for the periods January 1, 1996 to March 31, 1996 and October 1, 1995 to March 31, 1996. Previously, the Predecessor Companies' fiscal periods ended on the 23rd of the month. Unaudited pro forma results of operations for the periods December 24, 1994 to March 23, 1995 and September 24, 1994 to March 23, 1995 have been provided for comparative purposes and were derived from

                            AMERIGAS PARTNERS, L.P.

         the historical results of operations of AmeriGas Propane and Petrolane for these periods. The pro forma statements of operations were prepared to reflect the effects of the formation of the Partnership as if the formation and the related transactions had been completed as of the beginning of the periods presented. The pro forma statements of operations do not purport to present the results of operations of the Partnership had the formation and related transactions actually been completed as of the beginning of the periods presented. In addition, the pro forma statements of operations are not necessarily indicative of results to be expected in the future.

2.       DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership makes distributions to its partners with respect to each fiscal quarter of the Partnership approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter less the amount of any cash reserves established by the General Partner in its reasonable discretion for future cash requirements. These reserves may be retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. A distribution of 55 cents per unit (the "Minimum Quarterly Distribution") for the quarters ended December 31, 1995 and September 30, 1995 was made on February 18, 1996 and November 18, 1995 to holders of record on February 8, 1996 and November 10, 1995, respectively, of all Common and Subordinated units. The Minimum Quarterly Distribution for the quarter ended March 31, 1996 will be made on May 18, 1996 to holders of record on May 10, 1996 of all Common and Subordinated units.

3.       UNUSUAL ITEMS

         During the three months ended March 31, 1996, the Partnership completed the arrangements for a refund of general liability insurance premium deposits which were previously paid by Petrolane prior to the Partnership Formation. The anticipated refund, which has been reflected as a reduction to operating expenses in the accompanying condensed consolidated statements of operations, increased net income for the three and six months ended March 31, 1996 by $4,356 or $.10 per limited partner unit.

         During the three months ended March 31, 1996, the Partnership completed a reassessment of its potential liability for environmental matters principally relating to the clean up of underground storage tanks (USTs). The reassessment indicated a reduction in estimated future costs and the resulting adjustment has been reflected as a reduction to operating expenses in the accompanying condensed consolidated statements of operations. The adjustment increased net income for the three and six months ended March 31, 1996 by $3,312 or $.08 per limited partner unit.

         Also during the three months ended March 31, 1996, the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the Predecessor Companies. The completion of the allocation process resulted in reductions in the deferred

                            AMERIGAS PARTNERS, L.P.

         income tax liabilities of the General Partner and Petrolane existing at April 19, 1995 which had been recorded in connection with AmeriGas's acquisition by merger of the approximately 65% of Petrolane common shares outstanding not already owned by AmeriGas or its parent company, UGI Corporation (UGI), and the formation of the Partnership. It also resulted in a reduction to the net assets contributed by the General Partner and Petrolane to the Operating Partnership in conjunction with the Partnership Formation which adjustment was recorded by the Partnership during the three months ended March 31, 1996 as a $37,025 reduction in goodwill, a $36,651 reduction in partners' capital, and a $374 reduction in minority interest.

4.       RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection
         with the Partnership's  business.   These costs, which totaled $50,733
         and $98,294 during the three and six months ended March 31, 1996, respectively, include compensation and benefit expenses of employees of the General Partner and general and administrative expenses. In addition, UGI provides certain financial, accounting, human resources, risk management, insurance, legal, corporate communications, investor relations, treasury and corporate development services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. During the three and six months ended March 31, 1996, such corporate expenses totaled $2,357 and $4,431, respectively.

         On November 16, 1995, a wholly owned subsidiary of the General Partner, Diamond Acquisition, Inc. (Diamond), contributed to the Partnership the net assets (including acquisition debt payable to UGI relating thereto) of Oahu Gas Service, Inc. (Oahu), a Hawaii corporation acquired by Diamond on October 31, 1995. In consideration of the retention of certain income tax liabilities relating to Oahu, AmeriGas Partners issued 17,126 Common Units to Diamond having a fair value of $413.

5.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners which are currently estimated to aggregate approximately $100,000 (subject to reduction in certain circumstances). The leases expire through 2007 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership having to honor its guarantee.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. (Shell) for various scheduled claims that were pending against Tropigas de Puerto Rico

                            AMERIGAS PARTNERS, L.P.

         (Tropigas). This indemnification agreement had been entered into by Petrolane in conjunction with Petrolane's sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions aggregating at least $68,000, remain pending.

         The Partnership has identified environmental contamination at several of its properties. The Partnership's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts is reasonably estimable. However, in many circumstances future expenditures cannot be reasonably quantified because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations. The Partnership intends to pursue recovery of any incurred costs through all appropriate means, although such recovery cannot be assured.

         In addition to these environmental matters, there are various other pending claims and legal actions arising out of the normal conduct of the Partnership's business. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Partnership. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Partnership's financial position but could be material to operating results and cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                             AMERIGAS FINANCE CORP.





                                 BALANCE SHEETS
                            AS OF MARCH 31, 1996 AND
                               SEPTEMBER 30, 1995

                            AMERIGAS  FINANCE  CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                BALANCE  SHEETS
                                  (unaudited)

                                                      March 31,  September 30,
                                                        1996         1995
                                                      --------   ------------
ASSETS

  Subscription receivable                             $  1,000    $     1,000
                                                      --------    -----------
          Total assets                                $  1,000    $     1,000
                                                      ========    ===========
STOCKHOLDER'S  EQUITY

  Common stock, $.01 par value; 100 shares
           authorized; 100 shares
           issued and outstanding                     $      1    $         1
  Additional paid-in capital                               999            999
                                                      --------    -----------
          Total stockholder's equity                  $  1,000    $     1,000
                                                      ========    ===========




The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS

AmeriGas Finance Corp. (AmeriGas Finance), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners). AmeriGas Partners was formed on November 2, 1994 as a Delaware limited partnership. AmeriGas Partners was formed to acquire and operate the propane businesses and assets of AmeriGas Propane, Inc., a Delaware corporation (AmeriGas Propane), AmeriGas Propane-2, Inc. (AGP-2) and Petrolane Incorporated (Petrolane) through AmeriGas Propane, L.P. (the "Operating Partnership"). AmeriGas Partners holds a 98.99% limited partner interest in the Operating Partnership and AmeriGas Propane, Inc., a Pennsylvania corporation and the general partner of AmeriGas Partners (the "General Partner"), holds a 1.01% general partner interest. On April 19, 1995, (i) pursuant to a Merger and Contribution Agreement dated as of April 19, 1995, AmeriGas Propane and certain of its operating subsidiaries and AGP-2 merged into the Operating Partnership (the "Formation Merger"), and (ii) pursuant to a Conveyance and Contribution Agreement dated as of April 19, 1995, Petrolane conveyed substantially all of its assets and liabilities to the Operating Partnership (the "Petrolane Conveyance"). As a result of the Formation Merger and the Petrolane Conveyance, the General Partner and Petrolane received limited partner interests in the Operating Partnership and the Operating Partnership owns substantially all of the assets and assumed substantially all of the liabilities of AmeriGas Propane, AGP-2 and Petrolane. AmeriGas Propane conveyed its limited partner interest in the Operating Partnership to AmeriGas Partners in exchange for 2,922,235 Common Units and 13,350,146 Subordinated Units of AmeriGas Partners and Petrolane conveyed its limited partner interest in the Operating Partnership to AmeriGas Partners in exchange for 1,407,911 Common Units and 6,432,000 Subordinated Units of AmeriGas Partners. Both Common and Subordinated units represent limited partner interests in AmeriGas Partners.

On April 19, 1995, AmeriGas Partners issued $100,000,000 face value of 10.125% Senior Notes due April 2007. AmeriGas Finance serves as a co-obligor of these notes.

AmeriGas Partners subscribed to 100 shares of AmeriGas Finance common stock for $1,000 on March 13, 1995. There have been no other transactions involving AmeriGas Finance through March 31, 1996.

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
                                 (PREDECESSOR)





                    CONDENSED COMBINED FINANCIAL INFORMATION
                            for the six months ended
                                 March 23, 1995

             AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.

                   CONDENSED COMBINED STATEMENTS OF INCOME
                                 (unaudited)
                            (Thousands of dollars)



                                                     Three Months   Six Months
                                                         Ended        Ended
                                                       March 23,     March 23,
                                                         1995          1995
                                                     -----------    -----------
  Revenues:
    Propane                                          $   111,340    $  194,973
    Other                                                  9,749        21,480
                                                     -----------    ----------
                                                         121,089       216,453
                                                     -----------    ----------
  Costs and expenses:
    Cost of sales - propane                               55,161        95,553
    Cost of sales - other                                  5,323        11,547
    Operating and administrative expenses                 27,552        54,210
    Operating and administrative expenses -
       related parties                                    10,288        19,428
    Depreciation and amortization                          6,029        11,812
    Miscellaneous (income) - related parties              (2,879)       (5,640)
    Miscellaneous (income), net                             (717)       (1,434)
                                                     -----------    ----------
                                                         100,757       185,476
                                                     -----------    ----------
  Operating income                                        20,332        30,977
  Interest expense                                         6,323        12,793
                                                     -----------    ----------
  Income before income taxes                              14,009        18,184
  Income taxes                                             6,865         8,908
                                                     -----------    ----------
  Income before accounting change                          7,144         9,276
  Change in accounting for postemployment benefits           -          (1,650)
                                                     -----------    ----------
  Net income                                         $     7,144    $    7,626
                                                     ===========    ==========





The accompanying notes are an integral part of these financial statements.

             AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.

                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)

                                                                    Six Months
                                                                      Ended
                                                                     March 23,
                                                                       1995
                                                                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $     7,626
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                   11,812
        Deferred income taxes, net                                         338
        Change in accounting for postemployment benefits                 1,650
        Other, net                                                         140
                                                                   -----------
                                                                        21,566
        Net change in:
            Accounts receivable                                        (10,804)
            Inventories                                                  7,250
            Accounts payable                                               262
            Receivable from/payable to related parties, net              4,709
            Other current assets and liabilities                         6,151
                                                                   -----------
      Net cash provided by operating activities                         29,134
                                                                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                        (4,960)
  Proceeds from disposals of property, plant and equipment               1,025
  Acquisitions of businesses, net of cash acquired                        (833)
                                                                   -----------
      Net cash used by investing activities                             (4,768)
                                                                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                  (5,286)
  Repayment of long-term debt                                              (91)
                                                                   -----------
      Net cash used by financing activities                             (5,377)
                                                                   -----------
Cash and cash equivalents increase                                 $    18,989
                                                                   ===========

CASH AND CASH EQUIVALENTS:
  End of period                                                    $    37,562
  Beginning of period                                                   18,573
                                                                   ===========
      Increase                                                     $    18,989
                                                                   ===========




The accompanying notes are an integral part of these financial statements.

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)
                             (Thousands of dollars)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Prior to April 19, 1995, AmeriGas Propane, Inc., a Delaware corporation (AmeriGas Propane), and AmeriGas Propane-2, Inc., a Pennsylvania corporation ("AGP-2", and together with AmeriGas Propane, "the Company"), were wholly owned subsidiaries of AmeriGas, Inc. (AmeriGas) engaged in the distribution of propane and related equipment and supplies. On April 19, 1995, pursuant to a Merger and Contribution Agreement, AmeriGas Propane and certain of its operating subsidiaries, and AGP-2 were merged into AmeriGas Propane, L.P., (the "Operating Partnership"), a Delaware limited partnership formed to acquire and operate the propane businesses of the Company and Petrolane Incorporated (Petrolane). The condensed combined financial statements include the consolidated accounts of AmeriGas Propane and its subsidiaries and the accounts of AGP-2. All significant intercompany accounts and transactions have been eliminated.

         The accompanying condensed combined financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in AmeriGas Partners' Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.       RELATED PARTY FEES

         AmeriGas Propane and Petrolane were parties to a customer services agreement (Customer Services Agreement) pursuant to which AmeriGas Propane served customers of closed Petrolane districts and Petrolane served customers of closed AmeriGas Propane districts. These districts were closed in order to achieve cost reductions and operational efficiencies in overlapping geographical markets served by AmeriGas Propane and Petrolane. Fees billed by Petrolane to AmeriGas Propane under the Customer Services Agreement are included in operating and administrative expenses - related parties. Such fees totaled $3,061 and $6,070 in the three and six months ended March 23, 1995, respectively. Fees billed to Petrolane under the Customer Services Agreement are included in miscellaneous income - related parties. Such fees totaled $2,394 and $4,638 in the three and six months ended March 23, 1995, respectively.

         AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), former first-tier subsidiaries of AmeriGas's parent company UGI Corporation (UGI), provided general management, supervisory, administrative and transportation services to AmeriGas Propane, AGP-2 and Petrolane effective with AmeriGas's acquisition of a significant equity interest in Petrolane on July 15, 1993. As consideration for these services, AMC and ATMC charged AmeriGas Propane and AGP-2 monthly fees which, together with fees received

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.

         from Petrolane, effectively reimbursed AMC and ATMC for their costs to provide such services. Fees incurred pursuant to the AMC and ATMC agreements are included in operating and administrative expenses - related parties. The Company recorded combined management fees of $4,380 and $8,814 in the three and six months ended March 23, 1995, respectively.

         UGI provided certain management services to the Company for a monthly fee based upon a rate of 2.25 cents per retail gallon of propane sold by the Company. During the three and six months ended March 23, 1995, the Company recorded management fees of $2,847 and $4,544, respectively, which amounts are included in operating and administrative expenses - related parties.

                    PETROLANE INCORPORATED AND SUBSIDIARIES
                                 (PREDECESSOR)





                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                            for the six months ended
                                 March 23, 1995

                    PETROLANE INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (Thousands of dollars, except per share)



                                                          Three Months    Six Months
                                                             Ended           Ended
                                                           March 23,       March 23,
                                                             1995            1995
                                                          -----------     ----------
  Revenues:
     Propane                                              $   164,018       $293,698
     Other                                                     16,963         40,871
                                                          -----------       --------
                                                              180,981        334,569
                                                          -----------       --------
  Costs and expenses:
    Cost of sales-propane                                      88,069        157,329
    Cost of sales-other                                        10,177         25,474
    Selling, general and administrative expenses               36,379         70,717
    Selling, general and administrative expenses -
       related parties                                          8,886         17,670
    Depreciation and amortization                              11,824         23,411
    Taxes - other than income taxes                             3,727          7,161
    Miscellaneous (income) - related parties                   (3,061)        (6,070)
    Miscellaneous (income), net                                  (767)        (1,360)
                                                          -----------       --------
                                                              155,234        294,332
                                                          -----------       --------
  Operating income                                             25,747         40,237
  Interest expense                                             13,356         26,093
                                                          -----------       --------
  Income before income taxes                                   12,391         14,144
  Income taxes                                                  7,852         10,335
                                                          -----------       --------
  Income before accounting change                               4,539          3,809
  Change in accounting for postemployment benefits                 --           (905)
                                                          -----------       --------
  Net income                                              $     4,539       $  2,904
                                                          ===========       ========
  Earnings (loss) per common share:
      Income before accounting change                     $       .43       $    .36
      Change in accounting for postemployment benefits            -             (.08)
                                                          -----------       --------
      Net earnings                                        $       .43       $    .28
                                                          ===========       ========

  Average shares outstanding (thousands)                       10,501         10,501
                                                          ===========       ========




The accompanying notes are an integral part of these financial statements.

                    PETROLANE INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)


                                                               Six Months
                                                                  Ended
                                                                March 23,
                                                                  1995
                                                               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $    2,904
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                             23,411
        Deferred income taxes                                      5,666
        Amortization of debt and
           interest rate swap premiums                            (2,668)
        Other, net                                                 1,794
                                                              ----------
                                                                  31,107
        Net change in:
            Accounts receivable                                   (9,673)
            Inventories                                            3,948
            Accounts payable                                      (9,427)
            Other current assets and liabilities                  (1,091)
                                                              ----------
      Net cash provided by operating activities                   14,864
                                                              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                  (6,461)
  Proceeds from disposals of property, plant and equipment         2,449
  Acquisitions of businesses, net of cash acquired                (2,386)
                                                              ----------
      Net cash used by investing activities                       (6,398)
                                                              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                    (11,378)
  Change in working capital loans                                 12,000
  Other                                                           (1,133)
                                                              ----------
      Net cash used by financing activities                         (511)
                                                              ----------
Cash and cash equivalents increase                            $    7,955
                                                              ==========
CASH AND CASH EQUIVALENTS:
  End of period                                               $   18,732
  Beginning of period                                             10,777
                                                              ----------
      Increase                                                $    7,955
                                                              ==========





The accompanying notes are an integral part of these financial statements.

                    PETROLANE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Petrolane Incorporated and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Earnings
         (loss) per common share for the periods presented are based on the average number of shares of common stock outstanding during the respective periods.

         On April 19, 1995, pursuant to a Conveyance and Contribution Agreement, the Company conveyed substantially all of its assets and liabilities to AmeriGas Propane, L.P., a Delaware limited partnership (the "Operating Partnership") and subsidiary of AmeriGas Partners, L.P., a Delaware limited partnership (AmeriGas Partners), formed to acquire and operate the propane businesses of the Company and affiliates AmeriGas Propane, Inc., a Delaware corporation (AmeriGas Propane) and AmeriGas Propane-2, Inc. (AGP-2). AmeriGas Propane and AGP-2 are wholly owned subsidiaries of AmeriGas, Inc. (AmeriGas).

         The condensed consolidated financial statements include the results of operations and cash flows of the Company prior to the Conveyance and Contribution Agreement. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in AmeriGas Partners' Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.       RELATED PARTY FEES

         The Company and AmeriGas Propane were parties to a customer services agreement (Customer Services Agreement) pursuant to which the Company served customers of closed AmeriGas Propane districts and AmeriGas Propane served customers of closed Company districts. Fees incurred by the Company under the Customer Services Agreement are included in selling, general and administrative expenses - related parties. Such fees totaled $2,394 and $4,638 in the three and six months ended March 23, 1995, respectively. Fees billed to AmeriGas Propane under the Customer Services Agreement are included in miscellaneous income - related parties. Such fees totaled $3,061 and $6,070 in the three and six months ended March 23, 1995, respectively.

         AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), first-tier subsidiaries of AmeriGas's parent company UGI Corporation (UGI), provided general management, supervisory, administrative and transportation services to the Company and AmeriGas's wholly owned propane subsidiaries. As consideration for these services, AMC and

                    PETROLANE INCORPORATED AND SUBSIDIARIES

         ATMC charged the Company fees which together with fees received from AmeriGas's wholly owned propane subsidiaries effectively reimbursed AMC and ATMC for their costs to provide such services. Fees incurred by the Company under the AMC and ATMC agreements are included in selling, general and administrative expenses - related parties. Such fees totaled $3,521 and $7,090 in the three and six months ended March 23, 1995, respectively.

         Pursuant to its management agreement with the Company (UGI Management Agreement), UGI provided to the Company certain financial, accounting, human resources, risk management, insurance, legal, corporate communication, investor relations, treasury and corporate development services. For such services, UGI received a quarterly fee from the Company. Fees incurred by the Company under the UGI Management Agreement are included in selling, general and administrative expenses
         - related parties. Such fees totaled $2,971 and $5,942 in the three and six months ended March 23, 1995, respectively.

3.       INCOME TAXES

         The Company's effective income tax rate for the six months ended March 23, 1995 was 73.1% compared with an effective rate of 141.6% for the three months ended December 23, 1994. A combination of lower than expected estimated annual pre-tax earnings (due in part from warmer-than-normal weather) and relatively high amounts of nondeductible excess reorganization costs caused considerable volatility in Petrolane's 1995 estimated annual effective income tax rate. Because of the resulting uncertainty of the 1995 estimated rate, the Company's income tax calculation for the 1995 six-month period was based upon year-to-date pre-tax income as adjusted for year-to-date nondeductible expenses. The effective income tax rate for the three months ended December 23, 1994 was based upon an estimated annual effective income tax rate. The application of the lower tax rate to year-to-date pre-tax earnings at March 23, 1995 resulted in the reversal of approximately $1,200 of income taxes recorded in the three months ended December 23, 1994. This income tax reversal reduced income tax expense for the three months ended March 23, 1995.

                            AMERIGAS PARTNERS, L.P.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS


The following analyses compare AmeriGas Partners' results of operations for the periods January 1, 1996 to March 31, 1996 (the "1996 Three Month Period") and October 1, 1995 to March 31, 1996 (the "1996 Six Month Period") with pro forma results of operations for the periods December 24, 1994 to March 23, 1995 (the "Pro Forma 1995 Three Month Period") and September 24, 1994 to March 23, 1995 (the "Pro Forma 1995 Six Month Period"). The pro forma consolidated results of operations were derived from the historical statements of operations of AmeriGas Propane and Petrolane for the respective pro forma periods. The pro forma statements of operations were prepared to reflect the effects of the formation of AmeriGas Partners as if the formation had been completed in its entirety as of the beginning of the periods presented. Due to the seasonality of AmeriGas Partners' propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Other than formation transactions recorded on March 13, 1995, there have been no other transactions involving AmeriGas Finance Corp. through March 31, 1996. Accordingly, the following analyses of results of operations exclude AmeriGas Finance Corp.

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THE 1996 THREE MONTH PERIOD COMPARED WITH THE PRO FORMA 1995 THREE MONTH PERIOD

- - -----------------------------------------------------------------------------------------------------------------
                                                                   Pro Forma
                                                January 1,        December 24,
                                                 1996 to            1994 to
                                                 March 31,          March 23,               Increase
                                                   1996             1995(a)                 (Decrease)
- - -----------------------------------------------------------------------------------------------------------------
                                                                (Millions, except per gallon and percentages)

 Gallons sold:
       Retail                                       315.3             270.7              44.6         16.5%
       Wholesale                                     95.9              63.9              32.0         50.1
                                                   ------            ------            ------
                                                    411.2             334.6              76.6         22.9
                                                   ======            ======            ======
 Revenues:
       Retail propane                              $305.2            $247.3            $ 57.9         23.4%
       Wholesale propane                             47.2              28.0              19.2         68.6
       Other                                         22.4              24.4              (2.0)        (8.2)
                                                   ------            ------            ------

                                                   $374.8            $299.7            $ 75.1         25.1
                                                   ======            ======            ======

 Total margin (b)                                  $165.4            $143.3            $ 22.1         15.4%
 EBITDA (c)                                        $ 82.6            $ 66.6            $ 16.0         24.0
 Operating income                                  $ 67.1            $ 51.0            $ 16.1         31.6
 Degree days - % colder (warmer)
       than normal (d)                                0.8%            (16.5)%             N.M.         N.M.
- - -----------------------------------------------------------------------------------------------------------------

N.M. - Not Meaningful.

(a) Reflects unaudited pro forma information for the Partnership as if the formation of the Partnership had occurred as of December 24, 1994.

(b)      Total revenues less total cost of sales.

(c) EBITDA (earnings before interest, taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

(d) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates.

- - ----------
Retail volumes of propane sold increased 44.6 million gallons (16.5%) in the 1996 Three Month Period reflecting the effects of colder weather on heating-related sales, the effects of acquisitions, and other nonweather-related volume growth. Weather across the U.S. markets served by the Partnership was, on average, slightly colder than normal in the 1996 Three Month Period compared with weather that was, on average, 16.5% warmer than normal in the Pro Forma 1995 Three Month Period. Although the

                            AMERIGAS PARTNERS, L.P.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

weather averaged only slightly colder than normal, temperatures were significantly different across U.S. regions with the Partnership's eastern and midwestern U.S. markets experiencing colder than normal weather and the Partnership's western U.S. markets experiencing significantly warmer than normal weather. Wholesale volumes of propane increased 32.0 million gallons (50.1%) reflecting the effects of the colder 1996 weather and sales of low margin excess storage inventories.

Revenues from the sale of propane increased $77.1 million (28.0%) reflecting the increased retail and wholesale volumes sold as well as higher average retail and wholesale prices. Other revenues, principally from sales of appliances, parts and other products and services, decreased $2.0 million (8.2%) in the 1996 Three Month Period as a result of higher Pro Forma 1995 Three Month Period sales of low margin diesel and other fuels. Total cost of sales increased $52.9 million (33.8%) as a result of the increased volumes of propane sold and, to a lesser extent, significantly higher average propane product costs.

Total margin from the sale of propane increased $22.0 million (16.7%) in the 1996 Three Month Period reflecting the effects of the higher retail volumes of propane sold. Although the sale of low margin excess storage inventories had a significant effect on propane revenues, such sales had very little effect on total propane margin. Average retail unit margins in the 1996 Three Month Period were approximately equal to unit margins in the Pro Forma 1995 Three Month Period. Higher average retail selling prices offset the impact of significantly higher average propane product costs. Total margin from other propane-related sales and services in the 1996 Three Month Period was virtually unchanged from the prior-year period.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) was $82.6 million in the 1996 Three Month Period compared to $66.6 million in the Pro Forma 1995 Three Month Period. The increased EBITDA reflects the impact of the higher total margin partially offset by higher operating expenses. Total operating expenses were $84.5 million in the 1996 Three Month Period compared to $78.7 million in the Pro Forma 1995 Three Month Period. The 1996 operating expenses are net of $4.4 million from an expected refund of insurance premium deposits made in prior years and $3.3 million from reductions to accruals for potential liabilities for environmental matters. Operating expenses, exclusive of these items, increased $13.5 million (17.1%) principally as a result of higher payroll and employee compensation expenses (including amounts associated with overtime caused by severe winter weather in eastern U.S. markets), higher vehicle repairs and maintenance expenses, and increased expenses associated with the Partnership's sales and marketing programs.

Interest expense was $15.6 million in the 1996 Three Month Period compared with $15.2 million in the Pro Forma 1995 Three Month Period. The higher interest expense reflects interest expense on 1996 Three Month Period borrowings under the Partnership's revolving credit and special purpose facilities along with interest expense on acquisition-related debt, including borrowings under the Partnership's acquisition facility.

                            AMERIGAS PARTNERS, L.P.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THE 1996 SIX MONTH PERIOD COMPARED WITH THE PRO FORMA 1995 SIX MONTH PERIOD

- - -----------------------------------------------------------------------------------------------------------------
                                                                  Pro Forma
                                                  October 1,     September 24,
                                                   1995 to         1994 to
                                                  March 31,       March 23,              Increase
                                                    1996           1995(a)               (Decrease)
- - -----------------------------------------------------------------------------------------------------------------
                                                             (Millions, except per gallon and percentages)
 Gallons sold:
       Retail                                       559.6            486.2               73.4      15.1%
       Wholesale                                    215.2            119.5               95.7      80.1
                                                   ------           ------            -------
                                                    774.8            605.7              169.1      27.9
                                                   ======           ======             ======
 Revenues:
       Retail propane                              $515.1           $436.1             $ 79.0      18.1%
       Wholesale propane                             94.0             52.6               41.4      78.7
       Other                                         51.5             57.9               (6.4)    (11.1)
                                                   ------           ------             ------
                                                   $660.6           $546.6             $114.0      20.9
                                                   ======           ======             ======

 Total margin (b)                                  $288.5           $261.1             $ 27.4      10.5%
 EBITDA (c)                                        $131.6           $110.6             $ 21.0      19.0
 Operating income                                  $100.7           $ 80.0             $ 20.7      25.9
 Degree days - % colder (warmer)
       than normal (d)                                1.1%           (18.8)%              N.M.      N.M.
- - -----------------------------------------------------------------------------------------------------------------

N.M. - Not Meaningful.

(a) Reflects unaudited pro forma information for the Partnership as if the formation of the Partnership had occurred as of September 24, 1994.

(b)      Total revenues less total cost of sales.

(c) EBITDA (earnings before interest, taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

(d) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates.

__________

Retail volumes of propane sold increased 73.4 million gallons (15.1%) in the 1996 Six Month Period reflecting the effects of colder heating-season weather on heating-related sales, the effects of acquisitions, and other nonweather-related volume growth. Weather across the Partnership's markets averaged 1.1% colder than normal in the 1996 Six Month Period compared to weather that averaged 18.8% warmer than

                            AMERIGAS PARTNERS, L.P.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


normal in the 1995 Six Month Period. Regional temperature variations were significantly different with the western U.S. experiencing substantially warmer than normal temperatures and the eastern and midwestern U.S. experiencing colder than normal temperatures. Wholesale volumes of propane increased 95.7 million gallons (80.1%) reflecting the effects of the colder weather and an increase in sales of low margin excess storage inventories.

Revenues from the sale of propane increased $120.4 million (24.6%) reflecting the higher retail and wholesale volumes sold and higher average retail prices. Average wholesale prices were slightly lower in the 1996 Six Month Period due principally to a high percentage of very low margin wholesale sales. Other revenues in the 1996 Six Month Period decreased $6.4 million (11.1%) principally as a result of higher Pro Forma 1995 Six Month Period sales of low margin diesel and other fuels. Total cost of sales increased $86.5 million (30.3%) as a result of the higher volumes of propane sold and, to a lesser extent, higher average propane product costs.

Total margin from the sale of propane increased $26.9 million (11.4%) in the 1996 Six Month Period principally as a result of the greater retail volumes of propane sold partially offset by the effects of lower average retail unit margins. Average retail unit margins in the 1996 Six Month Period were lower than in the Pro Forma 1995 Six Month Period, despite increased average retail selling prices, reflecting the impact of higher average propane product costs. Total margin from other sales and services during the 1996 Six Month Period was virtually unchanged from the prior-year period.

EBITDA was $131.6 million in the 1996 Six Month Period compared to $110.6 million in the Pro Forma 1995 Six Month Period. The increased EBITDA principally reflects the impact of the higher total margin partially offset by higher operating expenses. The 1996 Six Month Period operating expenses are net of $4.4 million from an expected refund of insurance premium deposits made in prior years and $3.3 million from reductions to potential liabilities for environmental matters. Operating expenses, exclusive of these items, increased $14.8 million (9.6%) principally reflecting higher payroll and employee compensation expenses, higher vehicle repairs and maintenance expenses, and increased expenses associated with the Partnership's sales and marketing programs.

Interest expense was $31.2 million in the 1996 Six Month Period compared with $30.4 million in the Pro Forma 1995 Six Month Period. The higher interest expense reflects interest expense on 1996 Six Month Period borrowings under the Partnership's revolving credit and special purpose facilities along with interest expense on acquisition-related debt, including borrowings under the Partnership's acquisition facility.

                            AMERIGAS PARTNERS, L.P.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

During the three months ended March 31, 1996, the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the Predecessor Companies. The completion of the allocation process resulted in reductions in the deferred income tax liabilities of the General Partner and Petrolane existing at April 19, 1995 which had been recorded in connection with AmeriGas's acquisition by merger of the approximately 65% of Petrolane common shares outstanding not already owned by AmeriGas or its parent company, UGI Corporation, and the formation of the Partnership. It also resulted in a reduction to the net assets contributed by the General Partner and Petrolane to the Operating Partnership in conjunction with the formation of the Partnership which adjustment was recorded during the three months ended March 31, 1996 as a $37.0 million reduction in goodwill, a $36.7 million reduction in partners' capital, and a $.4 million reduction in minority interest.

The Partnership's consolidated debt-to-total-capitalization ratio at March 31, 1996 was 54.8% compared to 53.7% at September 30, 1995. The slightly higher ratio is principally a result of $9 million in borrowings under the Partnership's acquisition facility and $5 million under the Partnership's special purpose facility and the decrease in partners' capital resulting from the adjustment to the net assets contributed to the Operating Partnership. Had the adjustment been recorded at September 30, 1995, the ratio as of that date would have been 55.7%. During the six months ended March 31, 1996, the Partnership made several small propane business acquisitions for cash. In addition, on November 16, 1995, a wholly owned subsidiary of the General Partner, Diamond Acquisition, Inc. (Diamond), contributed to the Partnership the net assets (including acquisition debt payable to UGI relating thereto) of Oahu Gas Service, Inc. (Oahu), a Hawaii corporation acquired by Diamond on October 31, 1995. In consideration of the retention of certain income tax liabilities relating to Oahu, AmeriGas Partners issued 17,126 Common Units to Diamond having a fair value of $.4 million.



The Partnership makes distributions of its Available Cash approximately 45 days after the end of each fiscal quarter ending December, March, June and September to holders of record on the applicable record date. The Minimum Quarterly Distributions for the quarters ended September 30, 1995 and December 31, 1995 were made on November 18, 1995 and February 18, 1996 to holders of record on November 10, 1995 and February 8, 1996, respectively, of all Common and Subordinated units. The Minimum Quarterly Distribution for the quarter ended March 31, 1996 will be made on May 18, 1996 to holders of record on May 10, 1996 of all Common and Subordinated units.

CASH FLOWS

Cash and cash equivalents totaled $30.4 million at March 31, 1996 compared with $39.6 million at September 30, 1995. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when

                            AMERIGAS PARTNERS, L.P.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


customers pay for propane purchased during the heating season. Conversely, cash flows from operations during the first and fourth fiscal quarters are typically at their lowest levels as the Partnership purchases propane inventories and finances increases in other working capital in advance of the heating season. Accordingly, cash flows from operations during the six months ended March 31, 1996 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities during the six months ended March 31, 1996 totaled $42.5 million. However, cash flows from operating activities before changes in operating working capital totaled $99.2 million. Changes in the Partnership's operating working capital during the six months ended March 31, 1996 reflect a net use of cash of $56.7 million principally due to a seasonal increase in customer accounts receivable.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $14.5 million during the six months ended March 31, 1996. Maturing short-term investments which existed at September 30, 1995 increased cash flows from investing activities by $9.0 million during the six months ended March 31, 1996. In addition, net proceeds from the disposal of property, plant and equipment totaled $2.7 million.

FINANCING ACTIVITIES. During the six months ended March 31, 1996, the Partnership made total distributions of $46.4 million to its unitholders and the General Partner representing the Minimum Quarterly Distribution for the quarters ended September 30, 1995 and December 31, 1995. In addition, the Operating Partnership distributed $.5 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership.

During the six months ended March 31, 1996, the Partnership borrowed $5 million under its Special Purpose facility to fund certain liabilities of Petrolane assumed by the Operating Partnership that relate to liabilities for tax, insurance and environmental matters. In addition, the Partnership borrowed $9 million under its Acquisition Facility the proceeds of which were used principally for the repayment of acquisition debt assumed by the Partnership in conjunction with the General Partner's November 16, 1995 contribution of the assets of Oahu to the Operating Partnership.

PARTNERSHIP FORMATION TRANSACTIONS. Cash paid for Partnership formation transactions represents the reimbursement by the Partnership of fees and expenses previously paid by AmeriGas relating to the formation of the Partnership.

                            AMERIGAS PARTNERS, L.P.

                           PART II OTHER INFORMATION


ITEM 5.  OTHER

         Effective May 1, 1996, Gordon E. Regan, Jr. was elected Vice President
- - - Purchasing & Transportation of AmeriGas Propane, Inc., the General Partner of
AmeriGas Partners, L.P.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         10. First Amendment dated as of July 31, 1995 to Credit Agreement dated as of April 12, 1995 among AmeriGas Propane, L.P., AmeriGas Propane, Inc., Petrolane Incorporated, Bank of America National Trust and Savings Association, as Agent, and certain banks.

         27.     Financial Data Schedule

(b) AmeriGas Partners, L.P. did not file any Reports on Form 8-K during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                        AmeriGas Partners, L.P.
                                   --------------------------------------
                                               (Registrant)
                                   By:      AmeriGas Propane, Inc.,
                                            as General Partner





Date:  May 13, 1996               By:    D. C. Riggan
- - -------------------               -----------------------------------
                                  D. C. Riggan
                                  Vice President - Finance & Accounting





                                           AmeriGas Finance Corp.
                                   -------------------------------------
                                               (Registrant)





Date:  May 13, 1996               By:    D. C. Riggan
- - -------------------               --------------------------------------
                                  D. C. Riggan
                                  Vice President - Finance & Accounting

                                 EXHIBIT INDEX



Exhibit No.                                    Description
- - -----------                                    -----------
   10            First Amendment dated as of July 31, 1995 to Credit Agreement dated as of April 12, 1995 among
                 AmeriGas Propane, L.P., AmeriGas Propane, Inc., Petrolane Incorporated, Bank of America National
                 Trust and Savings Association, as Agent, and certain banks.

   27            Financial Data Schedule