Form 10-Q
period 1996-06-30
AMERIGAS PARTNERS LP
filed 1996-08-13
CIK 932628

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

         At July 31, 1996, the registrants had units and shares of common stock outstanding as follows:

                 AmeriGas Partners, L.P. -     21,949,272 Common Units
                                               19,782,146 Subordinated Units
                 AmeriGas Finance Corp. -      100 shares

                            AMERIGAS PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                                     PAGES
                                                                                                     -----
  PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

               Condensed Consolidated Balance Sheets as of June 30, 1996,
                  September 30, 1995 and June 30, 1995                                               2

               Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 1996 and the period April 19, 1995 to
                  June 30, 1995                                                                      3

               Condensed Consolidated Statement of Cash Flows for the nine months
                  ended June 30, 1996 and the period April 19, 1995 to June 30, 1995                 4

               Condensed Consolidated Statement of Partners' Capital for the
                  nine months ended June 30, 1996                                                    5

               Notes to Condensed Consolidated Financial Statements                                6 - 11

             AmeriGas Finance Corp.

               Balance Sheets as of June 30, 1996 and September 30, 1995                             13

               Note to Balance Sheets                                                                14

             AmeriGas Propane, Inc./AmeriGas Propane-2, Inc. (Predecessor)

               Condensed Combined Statements of Income for the periods March 24, 1995
                  to April 19, 1995 and September 24, 1994 to April 19, 1995                         16

               Condensed Combined Statement of Cash Flows for the period
                  September 24, 1994 to April 19, 1995                                               17

               Notes to Condensed Combined Financial Statements                                   18 - 19

             Petrolane Incorporated and Subsidiaries (Predecessor)

               Condensed Consolidated Statements of Operations for the periods
                  March 24, 1995 to April 19, 1995 and September 24, 1994 to
                  April 19, 1995                                                                     21

               Condensed Consolidated Statement of Cash Flows for the period
                  September 24, 1994 to April 19, 1995                                               22

               Notes to Condensed Consolidated Financial Statements                               23 - 24

                            AMERIGAS PARTNERS, L.P.

                                                                                                      PAGES
                                                                                                      -----
  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                   25 - 31


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                    32

         Item 5.  Other Information                                                                    32

         Item 6.  Exhibits and Reports on Form 8-K                                                     32

         Signatures                                                                                    34

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES





                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                      for the three and nine months ended
                          June 30, 1996 and the period
                        April 19, 1995 to June 30, 1995

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)



                                                                     June 30,     September 30,   June 30,
                                                                       1996          1995          1995
                                                                     ---------     ---------     ---------
ASSETS

Current assets:
     Cash and cash equivalents                                      $   24,370     $   39,567   $    61,157
     Short-term investments                                                 -           9,000        31,000
     Accounts receivable (less allowances for doubtful accounts
        of $7,000, $4,647 and $6,351, respectively)                     78,097         62,206        55,449
     Inventories                                                        65,257         78,996        57,684
     Prepayments and other current assets                                5,374         10,323         6,354
                                                                    ----------     ----------   -----------
        Total current assets                                           173,098        200,092       211,644

Property, plant and equipment (less accumulated depreciation and
     amortization of $130,706, $105,051 and $96,410, respectively)     449,487        453,100       459,815

Intangible assets (less accumulated amortization of $92,737,
        $74,230 and $68,035, respectively)                             687,603        740,683       758,171

Other assets                                                            42,827         41,434        38,692
                                                                    ----------     ----------   -----------

        Total assets                                                $1,353,015     $1,435,309   $ 1,468,322
                                                                    ==========     ==========   ===========

LIABILITIES  AND  PARTNERS' CAPITAL

Current liabilities:
     Current maturities of long-term debt                           $    5,260     $    4,675   $     5,772
     Accounts payable - trade                                           27,204         35,965        28,744
     Accounts payable - related parties                                  9,123          5,165        12,223
     Other current liabilities                                          57,761         85,794        93,542
                                                                    ----------     ----------   -----------
        Total current liabilities                                       99,348        131,599       140,281

Long-term debt                                                         664,038        653,051       652,576
Other noncurrent liabilities                                            81,740         82,996        63,687

Minority interest                                                        6,129          6,704         7,175

Partners' capital                                                      501,760        560,959       604,603
                                                                    ----------     ----------   -----------

      Total liabilities and partners' capital                       $1,353,015     $1,435,309   $ 1,468,322
                                                                    ==========     ==========   ===========


The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (Thousands of dollars, except per unit)



                                        Three Months   Nine Months  April 19,
                                           Ended         Ended      1995 to
                                         June 30,       June 30,    June 30,
                                           1996           1996        1995
                                        ------------   -----------  ----------
  Revenues:
     Propane                              $158,268    $ 767,315     $ 99,740
     Other                                  17,284       68,801       13,849
                                          --------    ---------     --------
                                           175,552      836,116      113,589
                                          --------    ---------     --------

  Costs and expenses:
       Cost of sales-propane                88,267      434,581       51,238
       Cost of sales-other                   7,948       33,675        7,568
       Operating and administrative
         expenses                           73,794      235,209       52,993
       Depreciation and amortization        15,210       46,135       11,426
       Miscellaneous (income), net          (2,738)      (7,227)      (1,185)
                                          --------    ---------     --------
                                           182,481      742,373      122,040
                                          --------    ---------     --------

  Operating income (loss)                   (6,929)      93,743       (8,451)
  Interest expense                         (15,743)     (46,941)     (12,060)
                                          --------    ---------     --------
  Income (loss) before income taxes        (22,672)      46,802      (20,511)
  Income tax (expense) benefit                 327          332         (296)
  Minority interest                            199         (555)         190
                                          --------    ---------     --------

  Net income (loss)                       $(22,146)   $  46,579     $(20,617)
                                          ========    =========     ========


  General partner's interest in net
    income (loss)                         $   (221)   $     466     $   (206)
                                          ========    =========     ========

  Limited partners' interest in net
    income (loss)                         $(21,925)   $  46,113     $(20,411)
                                          ========    =========     ========



  Income (loss) per limited partner
    unit                                  $   (.53)   $    1.11    $   (.49)
                                          ========    =========    ========




  Average limited partner units
      outstanding (thousands)               41,731       41,729      41,714
                                          ========    =========    ========



The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)


                                                              Nine Months   April 19,
                                                                Ended       1995 to
                                                               June 30,     June 30,
                                                                 1996         1995
                                                              -----------  ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                             $ 46,579   $ (20,617)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                             46,135      11,426
        Amortization of debt premium                              (1,869)       (390)
        Other, net                                                 2,151          75
                                                               ---------    --------
                                                                  92,996      (9,506)
        Net change in:
            Accounts receivable                                  (19,023)     20,666
            Inventories                                           14,239      (2,828)
            Accounts payable                                        (408)     (2,326)
            Other current assets and liabilities                 (24,199)      9,549
                                                               ---------    --------
      Net cash provided by operating activities                   63,605      15,555
                                                               ---------    --------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Expenditures for property, plant and equipment                 (18,050)     (3,422)
  Proceeds from disposals of property, plant and equipment         3,941         251
  (Increase) decrease in short-term investments                    9,000     (31,000)
  Acquisitions of businesses, net of cash acquired                (2,153)     (2,332)
                                                               ---------    --------
      Net cash used by investing activities                       (7,262)    (36,503)
                                                               ---------    --------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Distributions                                                  (69,544)        -
  Minority interest activity                                        (762)        -
  Issuance of long-term debt                                      14,008         -
  Repayment of long-term debt                                    (10,492)       (468)
  Capital contribution from General Partner                            8         -
                                                               ---------    --------
      Net cash used by financing activities                      (66,782)       (468)
                                                               ---------    --------


PARTNERSHIP  FORMATION  TRANSACTIONS:
  Net proceeds from issuance of common units                         -       349,751
  Capital contribution from General Partner                          -           872
  Issuance of long-term debt                                         -       208,454
  Payment to General Partner for purchase of Petrolane
    Class B shares                                                   -      (109,609)
  Cash transfers from predecessor companies                          -        56,414
  Repayment of long-term debt and related interest                   -      (417,057)
  Fees and expenses                                               (4,758)     (6,252)
                                                               ---------    --------
      Net cash provided (used) by partnership
        formation transactions                                    (4,758)     82,573
                                                               ---------    --------


Cash and cash equivalents increase (decrease)                  $ (15,197)   $ 61,157
                                                               =========    ========

CASH  AND  CASH  EQUIVALENTS:
  End of period                                                $  24,370    $ 61,157
  Beginning of period                                             39,567         -
                                                               ---------    --------
      Increase (decrease)                                      $ (15,197)   $ 61,157
                                                               =========    ========

The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (unaudited)
                         (Thousands, except unit data)



                                             Number of units                                           Total
                                        ------------------------                            General   partners'
                                         Common     Subordinated   Common    Subordinated   partner   capital
                                        -------     ------------   ------    ------------   -------   -------
BALANCE SEPTEMBER 30, 1995              21,932,146  19,782,146    $291,988    $263,362       $5,609   $560,959

  Issuance of Common Units in
    connection with acquisition             17,126                     413                        4        417

  Adjustments to net assets
    contributed                                                    (19,084)    (17,200)        (367)   (36,651)

  Net income                                                        24,254      21,859          466     46,579

  Distributions                                                    (36,212)    (32,637)        (695)   (69,544)

                                        ----------  ----------    --------    --------       ------   --------
BALANCE JUNE 30, 1996                   21,949,272  19,782,146    $261,359    $235,384       $5,017   $501,760
                                        ==========  ==========    ========    ========       ======   ========





The accompanying notes are an integral part of these financial statements.

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                    (Thousands of dollars, except per unit)


1.       PARTNERSHIP ORGANIZATION AND FORMATION

         AmeriGas Partners, L.P. (AmeriGas Partners) was formed on November 2, 1994 as a Delaware limited partnership. AmeriGas Partners and its subsidiary AmeriGas Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire and operate the propane businesses and assets of AmeriGas Propane, Inc., a Delaware corporation, and AmeriGas Propane-2, Inc. (collectively, "AmeriGas Propane"), wholly owned subsidiaries of AmeriGas, Inc. (AmeriGas), and Petrolane Incorporated (Petrolane). AmeriGas Partners and the Operating Partnership commenced operations effective April 19, 1995. AmeriGas Propane and Petrolane are collectively referred to herein as the Predecessor Companies. The Operating Partnership is, and the Predecessor Companies were, engaged in the distribution of propane and related equipment and supplies. AmeriGas Propane, Inc. (the "General Partner"), a Pennsylvania corporation, serves as the general partner of AmeriGas Partners and the Operating Partnership. The General Partner holds a 1% general partner interest in AmeriGas Partners and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner and its wholly owned subsidiaries own an effective 56.7% limited partner interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. AmeriGas Partners and the Operating Partnership have no employees. The General Partner conducts, directs and manages all activities of AmeriGas Partners and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf.

         The consolidated financial statements include the accounts of AmeriGas Partners, the Operating Partnership and its corporate subsidiaries, collectively referred to herein as the Partnership. The General Partner's 1.0101% interest in the Operating Partnership is accounted for in the condensed consolidated financial statements as a minority interest. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         The Partnership's fiscal periods end on the last day of the month. Accordingly, the accompanying condensed consolidated results of operations of the Partnership are for the periods April 1, 1996 to June 30, 1996, October 1, 1995 to June 30, 1996, and April 19, 1995
         (date of inception) to June 30, 1995. Previously, the Predecessor Companies' fiscal periods ended on the 23rd of the month. For comparative purposes, Note 6 includes unaudited pro forma results of operations for the periods March 24, 1995 to June 30, 1995 and September 24, 1994 to June 30, 1995.

                            AMERIGAS PARTNERS, L.P.

2.       DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership makes distributions to its partners with respect to each fiscal quarter of the Partnership approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter less the amount of any cash reserves established by the General Partner in its reasonable discretion for future cash requirements. These reserves may be retained for the proper conduct of the Partnership's business and for distributions during the next four quarters. In addition, reserves for the payment of debt principal and interest are required under the provisions of certain of the Partnership's debt instruments. A distribution of 55 cents per unit (the "Minimum Quarterly Distribution") for the quarters ended March 31, 1996, December 31, 1995 and September 30, 1995 were made approximately 45 days after the end of each quarter. The Minimum Quarterly Distribution for the quarter ended June 30, 1996 will be made on August 16, 1996 to holders of record on August 9, 1996 of all Common and Subordinated units.

3.       UNUSUAL ITEMS

         In March 1996 the Partnership completed the arrangements for a refund of general liability insurance premium deposits which were previously paid by Petrolane prior to the Partnership Formation. The anticipated refund, which has been reflected as a reduction to operating expenses in the accompanying condensed consolidated statements of operations, increased net income for the nine months ended June 30, 1996 by $4,356 or $.10 per limited partner unit.

         In March 1996 the Partnership completed a reassessment of its potential liability for environmental matters principally relating to the clean up of underground storage tanks (USTs). The reassessment indicated a reduction in estimated future costs and the resulting adjustment has been reflected as a reduction to operating expenses in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 1996. The adjustment increased net income for the nine months ended June 30, 1996 by $3,312 or $.08 per limited partner unit.

         In February 1996 the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the Predecessor Companies. The completion of the allocation process resulted in reductions in the deferred income tax liabilities of the General Partner and Petrolane existing at April 19, 1995 which had been recorded in connection with AmeriGas's acquisition by merger of the approximately 65% of Petrolane common shares outstanding not already owned by AmeriGas or its parent company, UGI Corporation
         (UGI), and the formation of the Partnership. It also resulted in a reduction to the net assets contributed by the General Partner and Petrolane to the Operating Partnership in conjunction with the Partnership Formation which adjustment was recorded by the Partnership as a $37,025 reduction in goodwill, a $36,651 reduction in partners' capital, and a $374 reduction in minority interest.

                            AMERIGAS PARTNERS, L.P.

4.       RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection
         with the Partnership's  business.   These costs, which totaled $43,342
         and $141,636 during the three and nine months ended June 30, 1996, respectively, and $30,644 for the period April 19, 1995 to June 30, 1995, include compensation and benefit expenses of employees of the General Partner and general and administrative expenses. In addition, UGI provides certain financial, accounting, human resources, risk management, insurance, legal, corporate communications, investor relations, treasury and corporate development services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. During the three and nine months ended June 30, 1996, and the period April 19, 1995 to June 30, 1995, such corporate expenses totaled $2,072, $6,503 and $1,854, respectively.

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

5.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners which are currently estimated to aggregate approximately $100,000 (subject to reduction in certain circumstances). The leases expire through 2007 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. (Shell) for various scheduled claims that were pending against Tropigas de Puerto Rico (Tropigas). This indemnification agreement had been entered into by Petrolane in conjunction with Petrolane's sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions aggregating at least $68,000, remain pending.

                            AMERIGAS PARTNERS, L.P.

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


6.       UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma consolidated statement of operations for the period March 24, 1995 to June 30, 1995 and the period September 24, 1994 to June 30, 1995 have been derived from the historical results of operations of AmeriGas Propane and Petrolane prior to the formation of the Partnership and the historical results of operations of the Partnership subsequent to the formation. The pro forma statements of operations were prepared to reflect the effects of the formation of the Partnership as if the formation and the related transactions had been completed as of the beginning of the periods presented. The pro forma statements of operations do not purport to present the results of operations of the Partnership had the formation and related transactions actually been completed as of the beginning of the periods presented. In addition, the pro forma statements of operations are not necessarily indicative of results to be expected in the future.

                            AMERIGAS PARTNERS, L.P.

                                                                       Pro Forma                  Pro Forma
                                                                       March 24,                September 24,
                                                                        1995 to                    1994 to
                                                                        June 30,                   June 30,
                                                                         1995                       1995
                                                                         ----                       ----
 Revenues:
       Propane                                                         $156,626                     $645,297
       Other                                                             19,425                       77,380
                                                                       --------                     --------
                                                                        176,051                      722,677
                                                                       --------                     --------

 Costs and expenses:
       Cost of sales - propane                                           80,642                      333,524
       Cost of sales - other                                              9,914                       42,539
       Operating and administrative expenses                             75,797                      230,090
       Depreciation and amortization                                     16,431                       47,100
       Miscellaneous (income), net                                       (2,154)                      (5,950)

                                                                       --------                     --------
                                                                        180,630                      647,303
                                                                       --------                     --------

       Operating income (loss)                                           (4,579)                      75,374
       Interest expense                                                 (17,132)                     (47,571)
       Income taxes                                                        (296)                        (296)
       Minority interest                                                    193                         (358)
                                                                       --------                     --------
       Net income (loss)                                               $(21,814)                    $ 27,149
                                                                       ========                     ========

       Income (loss) per limited partner unit                          $   (.52)                    $    .64
                                                                       ========                     ========

7.   ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) effective for fiscal years beginning after December 15, 1995. In the case of the Partnership, SFAS 121 must be adopted no later than fiscal 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership's policy is to evaluate the impairment of long-lived assets, including associated intangibles, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The test for impairment is performed by comparing estimated net future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amount aggregated on an acquisition-level basis. On this basis, no impairment has been recognized because the estimated future net cash flows of each such asset group has exceeded the associated carrying amount. Under the provisions of SFAS 121, the aggregation of cash flows and the related test for impairment would be performed at a lower level within the Partnership. As a result, long-lived assets and associated intangibles, which are not deemed to be impaired under the Partnership's current impairment policy, could be deemed to be impaired under the provisions of SFAS 121 resulting in a noncash charge to operating income from recording such impaired assets at fair value.

                            AMERIGAS PARTNERS, L.P.

     The Partnership's management is in the process of evaluating the recoverability of its long-lived assets under the provisions of SFAS 121 and expects to complete its evaluation in the fourth quarter of fiscal 1996.

                             AMERIGAS FINANCE CORP.





                                 BALANCE SHEETS
                            as of June 30, 1996 and
                               September 30, 1995

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                BALANCE  SHEETS
                                  (unaudited)



                                                                              June 30,    September 30,
                                                                                1996          1995
                                                                              --------      --------
ASSETS

  Subscription receivable                                                     $  1,000      $  1,000
                                                                              --------      --------
          Total assets                                                        $  1,000      $  1,000
                                                                              ========      ========


STOCKHOLDER'S  EQUITY

  Common stock, $.01 par value; 100 shares authorized;
           100 shares issued and outstanding                                  $      1      $      1
  Additional paid-in capital                                                       999           999
                                                                              --------      --------
          Total stockholder's equity                                          $  1,000      $  1,000
                                                                              ========      ========




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

AmeriGas Partners subscribed to 100 shares of AmeriGas Finance common stock for $1,000 on March 13, 1995. There have been no other transactions involving AmeriGas Finance through June 30, 1996.

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
                                 (PREDECESSOR)





                    CONDENSED COMBINED FINANCIAL INFORMATION
                for the periods March 24, 1995 to April 19, 1995
                    and September 24, 1994 to April 19, 1995

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                  (unaudited)
                             (Thousands of dollars)



                                                        March 24,    September 24,
                                                        1995 to        1994 to
                                                        April 19,     April 19,
                                                          1995           1995
                                                        --------     ------------
  Revenues:
    Propane                                            $ 23,105        $ 218,078
    Other                                                 2,627           24,107
                                                       --------        ---------
                                                         25,732          242,185
                                                       --------        ---------

  Costs and expenses:
    Cost of sales - propane                              11,043          106,596
    Cost of sales - other                                 1,146           12,693
    Operating and administrative expenses                 8,496           62,706
    Operating and administrative expenses -
      related parties                                     3,012           22,440
    Depreciation and amortization                         1,777           13,589
    Miscellaneous (income) - related parties               (872)          (6,512)
    Miscellaneous (income), net                            (275)          (1,709)
                                                       --------        ---------
                                                         24,327          209,803
                                                       --------        ---------

  Operating income                                        1,405           32,382
  Interest expense                                        1,776           14,569
                                                       --------        ---------

  Income (loss) before income taxes                        (371)          17,813
  Income taxes                                            5,983           14,891
                                                       --------        ---------

  Income (loss) before extraordinary loss and
    accounting change                                    (6,354)           2,922
  Extraordinary loss - propane debt restructuring       (11,892)         (11,892)
  Change in accounting for postemployment benefits           -            (1,650)
                                                       --------        ---------

  Net loss                                             $(18,246)       $ (10,620)
                                                       ========        =========




The accompanying notes are an integral part of these financial statements.

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.

                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)



                                                                September 24,
                                                                   1994 to
                                                                  April 19,
                                                                     1995
                                                                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (10,620)
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization                              13,589
        Deferred income taxes, net                                  6,188
        Extraordinary loss                                         11,892
        Other, net                                                  1,717
                                                                ---------
                                                                   22,766
        Net change in:
            Accounts receivable                                    (5,998)
            Inventories                                             7,152
            Accounts payable                                       (3,903)
            Receivable from/payable to related parties, net         4,641
            Other current assets and liabilities                    5,313
                                                                ---------
      Net cash provided by operating activities                    29,971
                                                                ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                   (5,605)
  Proceeds from disposals of property, plant and equipment          1,098
  Acquisitions of businesses, net of cash acquired                   (156)
                                                                ---------
      Net cash used by investing activities                        (4,663)
                                                                ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                             (5,286)
  Repayment of long-term debt                                        (852)
                                                                ---------
      Net cash used by financing activities                        (6,138)
                                                                ---------

Cash and cash equivalents increase                              $  19,170
                                                                =========


CASH AND CASH EQUIVALENTS:
  End of period                                                 $  37,743
  Beginning of period                                              18,573
                                                                ---------
      Increase                                                  $  19,170
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

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)
                             (Thousands of dollars)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Prior to April 19, 1995, AmeriGas Propane, Inc., a Delaware corporation (AmeriGas Propane), and AmeriGas Propane-2, Inc., a Pennsylvania corporation ("AGP-2", and together with AmeriGas Propane, "the Company"), were wholly owned subsidiaries of AmeriGas, Inc. (AmeriGas) engaged in the distribution of propane and related equipment and supplies. On April 19, 1995, pursuant to a Merger and Contribution Agreement, AmeriGas Propane and certain of its operating subsidiaries, and AGP-2 were merged into AmeriGas Propane, L.P., (the "Operating Partnership"), a Delaware limited partnership formed to acquire and operate the propane businesses of the Company and Petrolane Incorporated (Petrolane). The condensed combined financial statements include the consolidated accounts of AmeriGas Propane and its subsidiaries and the accounts of AGP-2 through April 19, 1995.
         All significant intercompany accounts and transactions have been eliminated.

         The accompanying condensed combined financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in AmeriGas Partners' Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.       RELATED PARTY FEES

         AmeriGas Propane and Petrolane were parties to a customer services agreement (Customer Services Agreement) pursuant to which AmeriGas Propane served customers of closed Petrolane districts and Petrolane served customers of closed AmeriGas Propane districts. These districts were closed in order to achieve cost reductions and operational efficiencies in overlapping geographical markets served by AmeriGas Propane and Petrolane. Fees billed by Petrolane to AmeriGas Propane under the Customer Services Agreement are included in operating and administrative expenses - related parties. Such fees totaled $809 and $6,879 in the period March 24, 1995 to April 19, 1995 (the 1995 one-month period) and the period September 24, 1994 to April 19, 1995 (the 1995 seven-month period), respectively. Fees billed to Petrolane under the Customer Services Agreement are included in miscellaneous income - related parties. Such fees totaled $669 and $5,307 in the 1995 one-month period and the 1995 seven-month period, respectively.

         AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), former first-tier subsidiaries of AmeriGas's parent company UGI Corporation (UGI), provided general management, supervisory, administrative and transportation services to AmeriGas Propane, AGP-2 and Petrolane effective with AmeriGas's acquisition of a significant equity interest in Petrolane on July 15, 1993. As consideration for these services, AMC and

                AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.

         ATMC charged AmeriGas Propane and AGP-2 monthly fees which, together with fees received from Petrolane, effectively reimbursed AMC and ATMC for their costs to provide such services. Fees incurred pursuant to the AMC and ATMC agreements are included in operating and administrative expenses - related parties. The Company recorded combined management fees of $1,554 and $10,368 in the 1995 one-month period and the 1995 seven-month period, respectively.

         UGI provided certain management services to the Company for a monthly fee based upon a rate of 2.25 cents per retail gallon of propane sold by the Company. During the 1995 one-month period and the 1995 seven-month period, the Company recorded management fees of $649 and $5,193, respectively, which amounts are included in operating and administrative expenses - related parties.

                    PETROLANE INCORPORATED AND SUBSIDIARIES
                                 (PREDECESSOR)





                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                for the periods March 24, 1995 to April 19, 1995
                    and September 24, 1994 to April 19, 1995

                    PETROLANE INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (Thousands of dollars, except per share)



                                                       March 24,     September 24,
                                                       1995 to         1994 to
                                                       April 19,      April 19,
                                                         1995           1995
                                                        -------        --------
  Revenues:
     Propane                                           $33,781         $327,479
     Other                                               3,738           44,609
                                                       -------         --------
                                                        37,519          372,088
                                                       -------         --------

  Costs and expenses:
    Cost of sales-propane                               18,361          175,690
    Cost of sales-other                                  1,989           27,463
    Selling, general and administrative expenses         9,121           79,838
    Selling, general and administrative expenses -
      related parties                                    2,799           20,469
    Depreciation and amortization                        3,987           27,398
    Taxes - other than income taxes                      1,330            8,491
    Miscellaneous (income) - related parties              (809)          (6,879)
    Miscellaneous (income), net                           (491)          (1,851)
                                                       -------         --------
                                                        36,287          330,619
                                                       -------         --------

  Operating income                                       1,232           41,469
  Interest expense                                       3,873           29,966
                                                       -------         --------

  Income (loss) before income taxes                     (2,641)          11,503
  Income tax expense (benefit)                            (222)          10,113
                                                       -------         --------

  Income (loss) before accounting change                (2,419)           1,390
  Change in accounting for postemployment benefits         -               (905)
                                                       -------         --------

  Net income (loss)                                    $(2,419)        $    485
                                                       =======         ========

  Earnings (loss) per common share:
      Income (loss) before accounting change         $    (.23)        $    .13
      Change in accounting for postemployment
        benefits                                          -                (.08)
                                                       -------         --------

      Net earnings (loss)                            $    (.23)        $    .05
                                                       =======         ========


  Average shares outstanding (thousands)                10,501           10,501
                                                       =======         ========




The accompanying notes are an integral part of these financial statements.

                    PETROLANE INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                            (Thousands of dollars)



                                                               September 24,
                                                                 1994 to
                                                                April 19,
                                                                  1995
                                                               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   485
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                              27,398
        Deferred income taxes                                       7,097
        Other, net                                                 (3,101)
                                                                  -------
                                                                   31,879
        Net change in:
            Accounts receivable                                       431
            Inventories                                             6,851
            Accounts payable                                      (11,622)
            Other current assets and liabilities                   (5,584)
                                                                  -------
      Net cash provided by operating activities                    21,955
                                                                  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                   (7,291)
  Proceeds from disposals of property, plant and equipment          2,881
  Acquisitions of businesses, net of cash acquired                 (2,840)
                                                                  -------
      Net cash used by investing activities                        (7,250)
                                                                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                     (12,507)
  Change in working capital loans                                   7,000
  Other                                                            (1,304)
                                                                  -------
      Net cash used by financing activities                        (6,811)
                                                                  -------

Cash and cash equivalents increase                                $ 7,894
                                                                  =======

CASH AND CASH EQUIVALENTS:
  End of period                                                   $18,671
  Beginning of period                                              10,777
                                                                  -------
      Increase                                                    $ 7,894
                                                                  =======




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

         On April 19, 1995, pursuant to a Conveyance and Contribution Agreement, the Company conveyed substantially all of its assets and liabilities to AmeriGas Propane, L.P., a Delaware limited partnership and subsidiary of AmeriGas Partners, L.P., a Delaware limited partnership (AmeriGas Partners), formed to acquire and operate the propane businesses of the Company and affiliates AmeriGas Propane, Inc., a Delaware corporation (AmeriGas Propane) and AmeriGas Propane-2, Inc. (AGP-2). AmeriGas Propane and AGP-2 are wholly owned subsidiaries of AmeriGas, Inc. (AmeriGas).

         The condensed consolidated financial statements include the results of operations and cash flows of the Company prior to the Conveyance and Contribution Agreement. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in AmeriGas Partners' Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.       RELATED PARTY FEES

         The Company and AmeriGas Propane were parties to a customer services agreement (Customer Services Agreement) pursuant to which the Company served customers of closed AmeriGas Propane districts and AmeriGas Propane served customers of closed Company districts. Fees incurred by the Company under the Customer Services Agreement are included in selling, general and administrative expenses - related parties. Such fees totaled $669 and $5,307 in the periods March 24, 1995 to April 19, 1995 (the 1995 one-month period) and September 24, 1994 to April 19, 1995 (the 1995 seven-month period), respectively. Fees billed to AmeriGas Propane under the Customer Services Agreement are included in miscellaneous income - related parties. Such fees totaled $809 and $6,879 in the 1995 one-month period and the 1995 seven-month period, respectively.

         AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), former first-tier subsidiaries of AmeriGas's parent company UGI Corporation (UGI), provided

                    PETROLANE INCORPORATED AND SUBSIDIARIES
         general management, supervisory, administrative and transportation services to the Company and AmeriGas's wholly owned propane subsidiaries. As consideration for these services, AMC and ATMC charged the Company fees which together with fees received from AmeriGas's wholly owned propane subsidiaries effectively reimbursed AMC and ATMC for their costs to provide such services. Fees incurred by the Company under the AMC and ATMC agreements are included in selling, general and administrative expenses - related parties. Such fees totaled $1,248 and $8,338 in the 1995 one-month period and the 1995 seven-month period, respectively.

         Pursuant to its management agreement with the Company (UGI Management Agreement), UGI provided to the Company certain financial, accounting, human resources, risk management, insurance, legal, corporate communication, investor relations, treasury and corporate development services. For such services, UGI received a quarterly fee from the Company. Fees incurred by the Company under the UGI Management Agreement are included in selling, general and administrative expenses
         - related parties. Such fees totaled $882 and $6,824 in the 1995 one-month period and the 1995 seven-month period, respectively.

                            AMERIGAS PARTNERS, L.P.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS



The following analyses compare AmeriGas Partners' results of operations for the periods April 1, 1996 to June 30, 1996 (the "1996 Three Month Period") and October 1, 1995 to June 30, 1996 (the "1996 Nine Month Period") with pro forma results of operations for the periods March 24, 1995 to June 30, 1995 (the "Pro Forma 1995 Three Month Period") and September 24, 1994 to June 30, 1995 (the "Pro Forma 1995 Nine Month Period"), respectively. Due to the seasonal nature of AmeriGas Partners' propane business, the results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The pro forma consolidated results of operations were derived from the historical results of operations of AmeriGas Propane and Petrolane prior to the Partnership Formation and the historical results of operations of AmeriGas Partners subsequent to the Partnership Formation. The pro forma results of operations were prepared to reflect the effects of the Partnership Formation as if the formation had been completed in its entirety as of the beginning of the periods presented. As a result of the difference in the fiscal month end of AmeriGas Partners and the Predecessor Companies, the Pro Forma 1995 Three Month Period and the Pro Forma 1995 Nine Month Period each contain one additional week of operating results when compared to the corresponding 1996 Three Month Period and the 1996 Nine Month Period.

Other than formation transactions recorded on March 13, 1995, there have been no other transactions involving AmeriGas Finance Corp. through June 30, 1996. Accordingly, the following analyses of results of operations exclude AmeriGas Finance Corp.

                            AMERIGAS PARTNERS, L.P.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




THE 1996 THREE MONTH PERIOD COMPARED WITH THE PRO FORMA 1995 THREE MONTH PERIOD

                                                                    Pro Forma
                                                 April 1,           March 24,
                                                  1996 to            1995 to
                                                 June 30,           June 30,                 Increase
                                                   1996              1995(a)                (Decrease)
                                                 --------           --------                ----------
                                                     (Millions, except per gallon and percentages)
 Gallons sold:
       Retail                                       146.5             159.0             (12.5)        (7.9)%
       Wholesale                                     45.7              39.6               6.1         15.4
                                                   ------            ------            ------
                                                    192.2             198.6              (6.4)        (3.2)
                                                   ======            ======            ======
 Revenues:
       Retail propane                              $137.9            $139.4            $ (1.5)        (1.1)%
       Wholesale propane                             20.4              17.2               3.2         18.6
       Other                                         17.3              19.5              (2.2)       (11.3)
                                                   ------            ------            ------
                                                   $175.6            $176.1            $  (.5)         (.3)
                                                   ======            ======            ======

 Total margin (b)                                  $ 79.3            $ 85.5            $ (6.2)        (7.3)%
 EBITDA (c)                                        $  8.3            $ 11.9            $ (3.6)       (30.3)
 Operating loss                                    $ (6.9)           $ (4.6)           $  2.3         50.0
 Degree days - % colder (warmer)
       than normal (d)                                2.4%              (.7)%             N.M.         N.M.

N.M. - Not Meaningful.

(a) Reflects unaudited pro forma information for the Partnership as if the formation of the Partnership had occurred as of March 24, 1995.

(b)      Total revenues less total cost of sales.

(c) EBITDA (earnings before interest, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

(d) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates.

The comparison of propane volumes, revenues, total margin, operating loss and EBITDA included in the table above are affected by the additional week of operations in the Pro Forma 1995 Three Month Period resulting from the difference in the fiscal month end of the Partnership and the Predecessor Companies. In order to provide a more meaningful comparison, the following analysis reflects adjustments to the prior-year period's results to eliminate the estimated impact of the additional week.

                            AMERIGAS PARTNERS, L.P.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Retail volumes of propane sold increased approximately 4.7 million gallons reflecting the benefit of colder late heating-season weather and the effects of acquisitions. Wholesale volumes of propane sold were higher in the 1996 Three Month Period as a result of increased sales of low margin storage inventories. Revenues from the sale of propane in the 1996 Three Month Period increased approximately $17.2 million reflecting higher average retail propane selling prices and higher retail and wholesale volumes sold. Other revenues from the sale of appliances, parts, and other products and services were slightly lower in the 1996 Three Month Period due in large part to lower revenues from hauling activities. Propane cost of sales increased approximately $15.1 million in the 1996 Three Month Period as a result of higher average propane product costs and higher propane volumes.

Total margin from the sale of propane increased an estimated $2.0 million in the 1996 Three Month Period compared with the adjusted Pro Forma 1995 Three Month Period reflecting the impact of the higher retail volumes sold. Average retail unit margin in the 1996 Three Month Period was essentially equal to average retail unit margin in the adjusted Pro Forma 1995 Three Month Period. Total margin from other propane related sales and services increased $.8 million.

Operating loss in the 1996 Three Month Period was $1.5 million higher than the adjusted Pro Forma 1995 Three Month Period. A $2.8 million increase in total margin was more than offset by higher operating and administrative expenses and slightly higher charges for depreciation and amortization. The increased operating and administrative expenses include higher payroll and employee compensation expenses associated with the Partnership's management reorganization activities. EBITDA for the 1996 Three Month Period was approximately $1.0 million lower than in the adjusted Pro Forma 1995 Three Month Period reflecting the higher operating loss in the current-year period. Interest expense was $15.7 million in the 1996 Three Month Period compared with $15.9 million in the adjusted 1995 Pro Forma Three Month Period.

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THE 1996 NINE MONTH PERIOD COMPARED WITH THE PRO FORMA 1995 NINE MONTH PERIOD

                                                                  Pro Forma
                                            October 1, 1995     September 24,
                                                  to              1994 to
                                                June 30,          June 30,                  Increase
                                                  1996            1995(a)                  (Decrease)
                                             --------------      ------------             ------------
                                                    (Millions, except per gallon and percentages)
 Gallons sold:
       Retail                                    706.1              645.1                61.0      9.5%
       Wholesale                                 260.9              159.2               101.7     63.9
                                                ------             ------              ------
                                                 967.0              804.3               162.7     20.2
                                                ======             ======              ======
 Revenues:
       Retail propane                           $653.0             $575.1              $ 77.9     13.5%
       Wholesale propane                         114.3               70.2                44.1     62.8
       Other                                      68.8               77.4                (8.6)   (11.1)
                                                ------             ------              ------
                                                $836.1             $722.7              $113.4     15.7
                                                ======             ======              ======

 Total margin (b)                               $367.9             $346.6              $ 21.3      6.1%
 EBITDA (c)                                     $139.9             $122.5              $ 17.4     14.2
 Operating income                               $ 93.7             $ 75.4              $ 18.3     24.3
 Degree days - % colder (warmer)
       than normal (d)                             1.3%             (17.0)%               N.M.     N.M.

N.M. - Not Meaningful.

(a) Reflects unaudited pro forma information for the Partnership as if the formation of the Partnership had occurred as of September 24, 1994.

(b)      Total revenues less total cost of sales.

(c) EBITDA (earnings before interest, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

(d) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates.

__________

Although the comparison of the Partnership's results for the nine month periods is impacted by an additional week of operations in the prior-year period, the impact of the additional week is not material to an understanding of the overall results of operations and, therefore, is not included as part of the following analysis.

                            AMERIGAS PARTNERS, L.P.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Retail volumes of propane sold increased 61.0 million gallons in the 1996 Nine Month Period reflecting the effects of significantly colder weather, acquisitions, and other non weather-related volume growth. Weather across the U.S. markets served by the Partnership was, on average, 1.3% colder than normal in the 1996 Nine Month Period compared with weather that was, on average, 17.0% warmer than normal in the 1995 Pro Forma Nine Month Period. Regional temperature variations in the 1996 Nine Month Period were significantly different with the western U.S. experiencing substantially warmer than normal temperatures and the eastern and midwestern U.S. experiencing colder than normal temperatures. Wholesale volumes of propane sold were significantly higher reflecting the effects of the colder weather and an increase in sales of low margin excess storage inventories.

Revenues from propane sales increased during the 1996 Nine Month Period reflecting the increased sales as well as higher average retail selling prices. Other revenues in the 1996 Nine Month Period decreased $8.6 million as a result of higher Pro Forma 1995 Nine Month Period sales of low margin diesel and other fuels. Total cost of sales increased $92.2 million as a result of the higher volumes of propane sold and higher average propane product costs.

Total margin from the sale of propane was $21.0 million higher in the 1996 Nine Month Period as a result of the greater volumes of propane sold partially offset by lower average retail unit margins. Average retail unit margins in the 1996 Nine Month Period were slightly lower than in the Pro Forma 1995 Nine Month Period, despite increased average retail selling prices, reflecting the impact of higher average propane product costs. Total margin from other sales and services during the 1996 Nine Month Period was virtually unchanged from the prior-year period.

Operating income in the 1996 Nine Month Period increased $18.3 million reflecting the increase in total margin partially offset by higher operating expenses. The 1996 Nine Month Period operating expenses are net of $4.4 million from an expected refund of insurance premium deposits made in prior years and $3.3 million from reductions to reserves for potential liabilities for environmental matters. Operating expenses, exclusive of these items, increased $12.8 million reflecting higher payroll and employee compensation expenses, higher vehicle expenses and higher expenses associated with sales and marketing programs. EBITDA for the 1996 Nine Month Period increased $17.4 million reflecting the higher operating income.

Interest expense was $46.9 million in the 1996 Nine Month Period compared with $47.6 million in the Pro Forma 1995 Nine Month Period. Interest expense in the current-year period includes interest on borrowings under the Partnership's revolving credit and special purpose facilities along with interest on acquisition-related debt, including borrowings under the Partnership's acquisition facility. Interest expense in the prior-year period includes interest attributable to the additional week.

                            AMERIGAS PARTNERS, L.P.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                       FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership makes distributions of its Available Cash approximately 45 days after the end of each fiscal quarter ending December, March, June and September to holders of record on the applicable record date. The Minimum Quarterly Distribution of 55 cents per Common and Subordinated unit for each of the quarters ended March 31, 1996, December 31, 1995, and September 30, 1995 was made approximately 45 days after the end of each quarter. The Minimum Quarterly Distribution for the quarter ended June 30, 1996 will be made on August 16, 1996 to holders of record on August 9, 1996 of all Common and Subordinated units.

During the three months ended March 31, 1996, the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the Predecessor Companies. The completion of the allocation process resulted in reductions in the deferred income tax liabilities of the General Partner and Petrolane existing at April 19, 1995 which had been recorded in connection with AmeriGas's acquisition by merger of the approximately 65% of Petrolane common shares outstanding not already owned by AmeriGas or its parent company, UGI Corporation, and the formation of the Partnership. It also resulted in a reduction to the net assets contributed by the General Partner and Petrolane to the Operating Partnership in conjunction with the formation of the Partnership which adjustment was recorded during the three months ended March 31, 1996 as a $37.0 million reduction in goodwill, a $36.6 million reduction in partners' capital, and a $.4 million reduction in minority interest.

The Partnership's consolidated debt-to-total-capitalization ratio at June 30, 1996 was 56.9% compared to 53.7% at September 30, 1995. The higher ratio is principally a result of $14 million in combined borrowings under the Partnership's acquisition and special purpose facilities, a decrease in partners' capital resulting from Partnership distributions in excess of net income, and the effect of the adjustment to the net assets contributed to the Operating Partnership. Had the adjustment been recorded at September 30, 1995, the ratio as of that date would have been 55.7%. During the nine months ended June 30, 1996, the Partnership made several small propane business acquisitions for cash. In addition, on November 16, 1995, Diamond, a wholly owned subsidiary of the General Partner, contributed to the Partnership the net assets (including acquisition debt payable to UGI relating thereto) of Oahu, a Hawaii corporation acquired by Diamond on October 31, 1995. In consideration of the retention of certain income tax liabilities relating to Oahu, AmeriGas Partners issued 17,126 Common Units to Diamond having a fair value of $.4 million.

The Partnership is required to adopt the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" no later than fiscal 1997. The Partnership's management is in the process of evaluating the recoverability of its long-lived assets under the provisions of SFAS 121 and expects to complete its evaluation in the fourth quarter of fiscal 1996 (see Note 7 to Condensed Consolidated Financial Statements).

                            AMERIGAS PARTNERS, L.P.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



CASH FLOWS

Cash and cash equivalents totaled $24.4 million at June 30, 1996 compared with $39.6 million at September 30, 1995. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season. Conversely, cash flows from operations during the first and fourth fiscal quarters are typically at their lowest levels as the Partnership purchases propane inventories and finances increases in other working capital in advance of the heating season. Accordingly, cash flows from operations during the nine months ended June 30, 1996 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities during the nine months ended June 30, 1996 totaled $63.6 million. However, cash flows from operating activities before changes in operating working capital totaled $93.0 million. Changes in the Partnership's operating working capital during the nine months ended June 30, 1996 reflect a net use of cash of $29.4 million principally due to seasonal changes in customer accounts receivable and inventories as well as the payment of interest accrued as of September 30, 1995.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $18.1 million during the nine months ended June 30, 1996. Maturing short-term investments which existed at September 30, 1995 increased cash flows from investing activities by $9.0 million during the nine months ended June 30, 1996. In addition, net proceeds from disposals of property, plant and equipment totaled $3.9 million.

FINANCING ACTIVITIES. During the nine months ended June 30, 1996, the Partnership made total distributions of $69.5 million to its unitholders and the General Partner representing the Minimum Quarterly Distribution for the quarters ended March 31, 1996, December 31, 1995 and September 30, 1995. In addition, the Operating Partnership distributed $.8 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership.

During the nine months ended June 30, 1996, the Partnership borrowed $5 million under its Special Purpose facility to fund certain liabilities of Petrolane assumed by the Operating Partnership that relate to liabilities for tax, insurance and environmental matters. In addition, the Partnership borrowed $9 million under its Acquisition Facility the proceeds of which were used principally for the repayment of acquisition debt assumed by the Partnership in conjunction with the General Partner's November 16, 1995 contribution of the assets of Oahu to the Operating Partnership.

PARTNERSHIP FORMATION TRANSACTIONS. Cash paid for Partnership formation transactions during the nine months ended June 30, 1996 represents the reimbursement by the Partnership of fees and expenses previously paid by AmeriGas relating to the formation of the Partnership.

                            AMERIGAS PARTNERS, L.P.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Mateel Environmental Justice Foundation v. AmeriGas Propane, L.P. et al. On July 29, 1996, Mateel Environmental Justice Foundation ("Mateel") filed a complaint in the Superior Court of the State of California, County of San Francisco, alleging that AmeriGas Propane, L.P. ("APLP"), and several other major propane gas distributors, are in violation of Proposition 65, "The Safe Drinking Water and Toxic Enforcement Act of 1986" (commonly referred to as "Prop 65"). APLP is a wholly owned subsidiary of the Partnership. The Complaint alleges that APLP and its co-defendants are required to provide warnings that the use of liquid propane would result in exposure to chemicals known to cause cancer and birth defects, and that the burning of liquid propane in heaters and other appliances causes exposure to carbon monoxide, benzene, formaldehyde and acetaldehyde. The maximum penalty under Prop 65 is $2,500 per day, per person exposed. In addition to the maximum penalty, Mateel is seeking attorney's fees and costs, together with an Order mandating compliance with Prop 65. Management believes that APLP has substantial defenses to this claim.

Commercial Row Cases, Judicial Council of California, Coordination Proceeding No. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane, Inc, a Delaware corporation ("API"), a predecessor of AmeriGas Propane, L.P., in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion occurred apparently as the result of propane gas which escaped from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage, and named as defendants the manufacturer and distributor of the fitting, in addition to API. The cases have been consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the complaints requested damages in unspecified amounts; some of the complaints sought punitive damages as well as compensatory damages. During pretrial discovery, the claimants have asserted demands which in the aggregate now exceed $25 million. With the exception of claims for punitive damages, the claims asserted in the complaints are fully insured, subject to a $500,000 self-insured retention. Trial currently is scheduled to begin on September 30, 1996.


ITEM 5.  OTHER INFORMATION

         Effective July 29, 1996, Lon R. Greenberg was elected Chairman of the Board, President and Chief Executive Officer of AmeriGas Propane, Inc., ("AmeriGas"), the General Partner of AmeriGas Partners, L.P. Previously, Mr. Greenberg served as Vice Chairman of the Board of AmeriGas. Robert C. Mauch, who previously served as President, Chief Executive Officer and Director of AmeriGas, will retire effective September 1, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         10.1    AmeriGas Partners, L.P. Annual Bonus Plan dated March 8, 1996.

                            AMERIGAS PARTNERS, L.P.

         10.2 Change of Control Agreement between UGI Corporation and Lon R. Greenberg, incorporated by reference to Exhibit 10.1 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

         10.3 Form of Change of Control Agreement between UGI Corporation and R. C. Mauch incorporated by reference to Exhibit 10.2 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

         10.4 Form of Change of Control Agreement between UGI Corporation and E.V.N. Bissell, B. P. Bovaird, and R. P. Grady, incorporated by reference to Exhibit 10.3 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

         27.     Financial Data Schedule

(b) AmeriGas Partners, L.P. did not file any Reports on Form 8-K during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                       AmeriGas Partners, L.P.
                                       ------------------------
                                             (Registrant)
                                       By:   AmeriGas Propane, Inc.,
                                             as General Partner





Date:  August 13, 1996                 By:   D. C. Riggan
                                       ----------------------------
                                          D.C. Riggan
                                          Vice President - Finance &
                                          Accounting





                                       AmeriGas Finance Corp.
                                       -------------------------
                                             (Registrant)





Date:  August 13, 1996                 By:    D. C. Riggan
                                       --------------------------
                                          D. C. Riggan
                                          Vice President - Finance &
                                          Accounting

                                 EXHIBIT INDEX




Exhibit No.                                    Description
- -----------                                    -----------
    10.1    AmeriGas Partners, L.P. Annual Bonus Plan dated March 8, 1996.

    10.2    Change of Control Agreement between UGI Corporation and Lon R. Greenberg, incorporated by reference to Exhibit 10.1 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

    10.3    Form of Change of Control Agreement between UGI Corporation and R. C. Mauch incorporated by reference to Exhibit 10.2 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

    10.4    Form of Change of Control Agreement between UGI Corporation and E.V.N.
            Bissell, B. P. Bovaird, and R. P. Grady, incorporated by reference to
            Exhibit 10.3 to the June 30, 1996 quarterly report on Form 10-Q of
            UGI Corporation.

    27.     Financial Data Schedule