Form 10-K
period 1996-09-30
AMERIGAS PARTNERS LP
filed 1996-12-26
CIK 932628

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                         Commission file number 1-13692

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

          Delaware                                  23-2787918
          Delaware                                  23-2800532
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

               460 North Gulph Road, King of Prussia, PA 19406
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (610) 337-7000
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
        TITLE OF CLASS                              ON WHICH REGISTERED

Common Units representing                         New York Stock Exchange, Inc.
  limited partner interests

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:     None

INDICATE BY CHECK MARK WHETHER EACH REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X  .  NO     .
                                             ----      ----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on December 1, 1996 was approximately $408,923,325. At December 1, 1996 there were outstanding 21,949,272 Common Units and 19,782,146 Subordinated Units, each representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 1996 are incorporated by reference in Part II of this Form 10-K.

===============================================================================

                                TABLE OF CONTENTS

PART I                      BUSINESS                                                              PAGE

        Items 1 and 2       Business and Properties................................................. 1

        Item 3              Legal Proceedings.......................................................11

        Item 4              Submission of Matters to a Vote of
                            Security Holders........................................................13

PART II                     SECURITIES AND FINANCIAL INFORMATION

        Item 5              Market for Registrant's Common Equity
                            and Related Security Holder Matters.....................................13

        Item 6              Selected Financial Data.................................................15

        Item 7              Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.....................................18

        Item 8              Financial Statements and Supplementary
                            Data....................................................................32

        Item 9              Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure..................................32

PART III                    MANAGEMENT AND SECURITY HOLDERS

        Item 10             Directors and Executive Officers of the
                            General Partner.........................................................32

        Item 11             Executive Compensation..................................................37

        Item 12             Security Ownership of Certain Beneficial
                            Owners and Management...................................................47

        Item 13             Certain Relationships and Related
                            Transactions............................................................49

PART IV                     ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14             Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K.................................................51

                            Signatures..............................................................57


                                       (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

         AmeriGas Partners, L.P. ("AmeriGas Partners") is a publicly traded Delaware limited partnership formed on November 2, 1994. AmeriGas Partners conducts its business principally through its subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership. AmeriGas Partners and the Operating Partnership are referred to collectively as the "Partnership." On April 19, 1995, the Operating Partnership acquired the propane distribution business and assets of AmeriGas Propane, Inc., a Delaware corporation, AmeriGas Propane-2, Inc. (collectively, "AGP" or "AmeriGas Propane") and Petrolane Incorporated, a California corporation ("Petrolane," and together with AGP, the "Predecessors") (the "Partnership Formation") in connection with a concurrent initial public offering of common units by AmeriGas Partners. Unless the context otherwise requires, references to "AmeriGas Partners" and the "Partnership" include the Operating Partnership, its Predecessors and its subsidiaries.

         The Partnership is the largest retail propane distributor in the United States, serving approximately 968,000 residential, commercial, industrial, agricultural and motor fuel customers from over 600 district locations in 44 states, as of September 30, 1996. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States and are conducted principally under the trade name AmeriGas. The retail propane sales volume of the Partnership was approximately 855 million gallons during the twelve months ended September 30, 1996. Based on the most recent information supplied by the American Petroleum Institute, management believes that the Partnership's sales volume in fiscal 1996 constituted approximately 9% of the domestic retail market for propane (sales for other than chemical uses). The Partnership's executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and its telephone number is
(610) 337-7000.

         AmeriGas Propane, Inc. (the "General Partner"), a Pennsylvania corporation and an indirect, wholly owned subsidiary of UGI Corporation ("UGI"), serves as the sole general partner of AmeriGas Partners and the Operating Partnership. In addition to its aggregate 2% general partner interest in the Partnership, the General Partner and its affiliates own an aggregate 56.7% limited partner interest in the Partnership. The General Partner is responsible for managing and operating the Partnership.

         AmeriGas Finance Corp. ("AmeriGas Finance"), a Delaware corporation, was formed on March 13, 1995, and is a wholly owned subsidiary of AmeriGas Partners. AmeriGas Finance serves as co-obligor for certain debt securities of the Partnership. It has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations, liquidity and capital resources of AmeriGas Finance is not presented. Its executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania, and its telephone number is (610) 337-7000.

HISTORY OF THE PARTNERSHIP'S OPERATIONS

         AmeriGas, Inc. ("AmeriGas"), the parent of AGP and a wholly owned subsidiary of UGI, began propane distribution operations in 1959. In the ten fiscal years preceding the Partnership's formation, AGP experienced significant growth through the acquisition of over 30 propane companies, including Cal Gas Corporation ("Cal Gas"), which was a major national propane distributor. In July, 1993, AmeriGas purchased a significant equity interest in Petrolane. At the time they were acquired, Cal Gas and Petrolane had annual revenues from propane sales that were approximately three times and one and one-half times, respectively, those of AGP.


BUSINESS STRATEGY

         The Partnership's strategy is to continue to expand its operations and increase its market share both through the acquisition of local and regional propane distributors and through internal growth, including the opening of new district locations. These new district locations are known as "scratch-starts." Although less costly than acquisitions of existing businesses, scratch-starts typically do not reach target sales and profitability levels for a number of years. Acquisitions will be a principal element of growth for the Partnership, as the demand for propane is expected to remain relatively constant for the foreseeable future, with year-to-year industry volumes being affected primarily by weather patterns. According to the American Petroleum Institute, the domestic retail market for propane (annual sales for other than chemical uses) in 1995 was approximately 9.3 billion gallons. Based on this market estimate, and information published by LP-Gas Magazine, the General Partner believes there are numerous potential acquisition candidates because the propane industry is highly fragmented, with the ten largest retailers comprising approximately 33% of domestic sales.

         In fiscal year 1996, the Partnership acquired a total of nine propane operations with aggregate annual retail sales of approximately 22.6 million gallons. It also opened 20 scratch-starts. The increase in the number of publicly traded master limited partnerships engaged in the propane distribution business has intensified acquisition and expansion activity in the industry. There can be no assurance that the Partnership will find attractive acquisition candidates in the future, or that the Partnership will be able to acquire such candidates on economically acceptable terms. In addition, future acquisitions may be dilutive to earnings and distributions, and additional debt incurred to finance acquisitions may adversely affect the ability of the Partnership to make distributions.

         Management of the General Partner believes there are also opportunities for limited growth in the Partnership's existing district locations arising from, among other things, marketing programs designed to increase propane consumption by existing customers, new construction and commercial growth in the territories served by the Partnership and conversions to propane by potential customers currently using electricity or fuel oil.

GENERAL INDUSTRY INFORMATION

         Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean burning, producing negligible amounts of pollutants when properly consumed.

         The primary customers for propane are residential, commercial, agricultural, motor fuel and industrial users to whom natural gas is not readily available. Customers use propane primarily for home heating, water heating, cooking, motor fuel and process applications. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the electric utility industry and thereby permit retail electric customers to choose their electric supplier. Proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity. The General Partner is unable to predict the impact that electric utility deregulation may have on propane's competitive price advantage over electricity.


PRODUCTS, SERVICES AND MARKETING

         As of September 30, 1996, the Partnership distributed propane to approximately 955,000 customers from over 600 district locations in 44 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. From many of its district locations, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. The Partnership also engages in the business of delivering liquified petroleum gases by truck as a common carrier. The Partnership operates as an interstate carrier in 49 states throughout the United States, and as an intrastate carrier in 46 states. It is also licensed as a carrier in Canada; a license is pending in Mexico. The Partnership's trucking capacity is part of its overall transportation and distribution infrastructure which is utilized in the conduct of its business.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 73% of the Partnership's 1996 fiscal year sales (based on gallons sold) were to retail accounts (31% to residential customers, 27% to industrial/commercial customers, 9% to motor fuel customers and 6% to agricultural customers), and approximately 27% were to wholesale customers. Sales to residential customers in fiscal 1996 represented approximately 42% of retail gallons sold and 54% of the Partnership's total margin. No single customer accounts for 10% or more of the Partnership's consolidated revenues.

         In the residential market, which includes both conventional and mobile homes, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. As a motor fuel, propane is burned in internal combustion motors that power over-the-road vehicles, forklifts and stationary motors. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. Agricultural uses include tobacco curing, crop drying and poultry brooding.

         Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 25 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at district locations or are filled in place. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.


PROPANE SUPPLY AND STORAGE

         Supplies of propane from the Partnership's sources historically have been readily available. In the year ended September 30, 1996, the Amoco companies (Amoco Canada and Amoco USA) and Warren Petroleum Company ("Warren"), a division of Chevron U.S.A., provided approximately 14% and 12%, respectively, of the Partnership's total propane supply. Management believes that if supplies from either source were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher, and at least on a short-term basis, margins could be affected. Aside from Amoco and Warren, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 30, 1996. On a regional basis, however, certain suppliers provide 70 to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         The Partnership's propane supply is purchased from over 175 oil companies and natural gas processors in the United States and Canada, and the Partnership also makes purchases on the spot market. The Partnership purchases approximately 80% of its propane supplies from domestic suppliers. Approximately 70% of propane purchases by the Partnership in the 1996 fiscal year were on a contractual basis under one-year agreements subject to annual renewal, but the percentage of contract purchases will vary from year-to-year as determined by the General Partner. The General Partner believes that, as the largest retail propane distributor in the United States, the Partnership generally will be able to obtain propane supplies at competitive prices. Most supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island and several other locations.

         Because the Partnership's profitability is sensitive to changes in wholesale propane costs, management generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will be able to pass on product cost increases fully, particularly when product costs rise rapidly, as they did in 1996. For example, the average Mont Belvieu price per gallon of propane more than doubled between April 1, 1996 ($.34625) and December 3, 1996 ($.70375) as a result of several unrelated events. Propane inventory levels remained below historic levels during the second half of fiscal year 1996, following an unusually cold winter in the eastern United States. Other factors contributing to the reduced industry inventory levels include a normal 1995-96 winter in Europe, which reduced the amount of propane available for import, and a midsummer explosion affecting gas processing plants in Mexico.

         Despite increased product cost, the Partnership expects to be able to secure adequate supplies for its customers during fiscal year 1997, however, periods of severe cold weather, supply interruptions, or other unforeseen events, could result in further increases in product cost. The General Partner is gradually expanding its product price risk management activities to reduce the effect of price volatility on its product costs. Current strategies include the use of contracts to purchase product at fixed prices in the future and, to some extent, options and propane price swaps.

         The following table shows the average quarterly prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.


                           QUARTERLY PRICE AVERAGES


       Oct-91      39.588      33.283       Sep 30, 96      50.925       51.588
       Jan-92      28.386      23.963       Oct 07,96       49.550       49.488
       Apr-92      31.296      25.939       Oct 14, 96      49.925       49.250
       Jul-92      35.508      27.181       Oct 21, 96      53.450       52.963
       Oct-92      33.095       33.31       Oct 28, 96      54.266       54.875
   1st QRT-93      33.812      37.957       Oct 31, 96      53.215         55.5
   2nd QRT-93      33.384      33.102
   3rd QRT-93      30.811      33.566
       Oct-93      27.352      30.651
   1st QRT-94      28.143      26.769
   2nd QRT-94      29.076      28.488
   3rd QRT-94      29.806      29.092
       Oct-94      33.545      30.128
   1st QRT-95      32.513      29.496
   2nd QRT-95      32.303      30.922
   3rd QRT-95      31.172      32.344
       Oct-95      32.407      34.564
   1st QRT-96      38.028      36.674
   2nd QRT-96      35.141      34.979
   3rd QRT-96      40.363       40.01
    Sep 30-96        49.5      48.675

COMPETITION

         Propane is sold in competition with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, the General Partner is unable to predict the impact that electric utility deregulation may have on propane's current competitive price advantage. In the last two decades, many new homes were built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Based on the most recent information supplied by the American Petroleum Institute, the 1995 domestic retail market for propane (annual sales for other than chemical uses) was approximately 9.3 billion gallons and, according to LP-GAS magazine, the ten largest propane companies (including AmeriGas Partners) comprise approximately 33% of domestic sales. The Partnership's retail volume of approximately 855 million gallons in fiscal year 1996 represented 9% of 1995 total domestic retail sales. The ability to compete effectively depends on reliability of service, responsiveness to customers and maintaining competitive retail prices.

         Competition can intensify in response to a variety of factors, including significantly warmer-than-normal weather, higher prices resulting from extraordinary increases in the cost of propane, and recessionary economic factors. In the past, AmeriGas Propane has experienced greater than normal customer losses in certain years when competitive conditions reflected these factors.

         In the motor fuel market, propane competes with gasoline and diesel fuel. When gasoline prices are high relative to propane, propane competes effectively. The wholesale propane business is highly competitive. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.


PROPERTIES

         As of September 30, 1996, the Partnership owned approximately 60% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. Petrolane, now a wholly owned subsidiary of the General Partner, owns a 50% interest in a joint venture which owns a 480,000 barrel storage facility in Virginia. This facility is currently used by third parties. The Partnership leases a 420,000 barrel storage facility in Rhode Island, which is owned by a third party. Both the Virginia and Rhode Island facilities may be used in connection with waterborne imports of propane and the Virginia facility may be used in connection with exports.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. The Partnership has a fleet of approximately 421 transport trucks, of which 206 are owned by the Partnership, as well as 586 railroad tank cars, of which 21 are owned by the Partnership. In addition, the Partnership utilizes approximately 2,300 bobtail and rack trucks, of which approximately 53% are owned, and approximately 1,980 other delivery and service vehicles, of which approximately 61% are owned. As of September 30, 1996, the Partnership owned more than 800,000 stationary storage tanks with typical capacities of 350 to 500 gallons and approximately 900,000 portable propane cylinders with typical capacities of 5 to 25 gallons. The obligations of the Partnership under its borrowings are secured by liens and mortgages on the Partnership's real and personal property.


TRADE NAMES; TRADE AND SERVICE MARKS

         The Partnership markets propane principally under the "AmeriGas" and "America's Propane Company" trade name and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and "Petrolane" trade names and related trade and service marks. The Partnership has an exclusive (except for use by AmeriGas and the General Partner), royalty-free license to use these names and trade and service marks. The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas" and "America's Propane Company" trade names.

         UGI, Petrolane and the General Partner each have the option to terminate their respective license agreements on 12 months' prior notice, or immediately in the case of the General Partner, without penalty if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, UGI, Petrolane and the General Partner will each have the option to terminate the license agreements immediately upon payment of a fee equal to the fair market value of the licensed trade names.


SEASONALITY

         The Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 1996 retail sales volume and approximately 90% of its earnings occurring during the five-month peak heating season from November through March, because many customers use propane for heating purposes. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31), and cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

         Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as general economic conditions. Long-term, historic weather data from the National Weather Service Climate Analysis Center indicate that average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. Actual weather conditions in the Partnership's various service territories, however, can vary substantially from historical averages. For information concerning average annual variations in weather across the Partnership's service territories, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See
Note 9 to the Partnership's Consolidated Financial Statements.

         All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. The Partnership maintains various permits under environmental laws that are necessary to operate some of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

         With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. With respect to general operations, National Fire Protection Association Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates.

         The Natural Gas Safety Act of 1968 required the U.S. Department of Transportation ("DOT") to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source, and a propane system, any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing. Significant expense could be incurred if additional safety requirements are imposed that exceed the current DOT standards.

         Future developments, such as stricter safety or environmental laws, regulations and enforcement policies thereunder, could affect the handling, transportation, manufacture, use, emission or disposal of propane or solid or hazardous waste. It is not anticipated that the Partnership's compliance with, or liabilities, if any, under safety and environmental laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or safety or environmental laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 1996, the General Partner had 5,071 employees, including 241 temporary and part-time employees.

         Approximately two percent of the General Partner's employees are represented by eleven local labor unions which are affiliated with the International Brotherhood of Teamsters (9), the United Steelworkers of America
(1) and the Warehouse, Processing and Distribution Workers Union of the International Longshoremen's and Warehousemen's Union, AFL-CIO (1).


ITEM 3.  LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving the Partnership, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

MATEEL ENVIRONMENTAL JUSTICE FOUNDATION V. AMERIGAS PROPANE, L.P. ET AL. On July 29, 1996, Mateel Environmental Justice Foundation ("Mateel") filed a complaint in the Superior Court of the State of California, County of San Francisco, alleging that the Operating Partnership, and several other major propane gas distributors, are in violation of Proposition 65, "The Safe Drinking Water and Toxic Enforcement Act of 1986" (commonly referred to as "Prop 65"). The Operating Partnership is a 98.99% owned subsidiary of the Partnership. The Complaint alleges that the Operating Partnership and its co-defendants are required to provide warnings that the use of liquid propane would result in exposure to chemicals known to cause cancer and birth defects, and that the burning of liquid propane in heaters and other appliances causes exposure to carbon monoxide, benzene, formaldehyde and acetaldehyde. The maximum penalty under Prop 65 is $2,500 per day, per person exposed. In addition to the maximum penalty, Mateel is seeking attorney's fees and costs, together with an Order mandating compliance with Prop 65. Management believes that the Operating Partnership has substantial defenses to this claim. The Operating Partnership has entered into settlement negotiations with Mateel and the California Attorney General's office. The proposed amount of the settlement is immaterial to the Partnership.

COMMERCIAL ROW CASES, JUDICIAL COUNCIL OF CALIFORNIA, COORDINATION PROCEEDING NO. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane (a predecessor of the Operating Partnership) in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion is alleged to have occurred as the result of propane gas which escaped from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage, and named as defendants the manufacturer and distributor of the fitting, in addition to AmeriGas Propane. The cases have been consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the complaints requested damages in unspecified amounts; some of the complaints sought punitive damages as well as compensatory damages. A number of complaints were settled during 1996. During pretrial discovery, the remaining claimants have asserted demands which in the aggregate now exceed $18 million. The claims asserted in the complaints are fully insured, subject to a $500,000 self-insured retention, except for awards of punitive damages or that portion of a settlement attributable to punitive damages, which may not be covered by insurance. Trial currently is scheduled to begin on February 24, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1996 fiscal year.


PART II: SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON UNITS
         AND RELATED SECURITY HOLDER MATTERS

         The common units representing limited partner interests ("Common Units") are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "APU". The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per Common Unit.

                                                    PRICE RANGE                    CASH
1996 FISCAL YEAR                               HIGH              LOW            DISTRIBUTION
Fourth Quarter                                $24.875          $22.75             $0.55
Third Quarter                                  24.625           22.375             0.55
Second Quarter                                 25.25            22.0               0.55
First Quarter                                  24.625           22.0               0.55

1995 FISCAL YEAR

Fourth Quarter                                 24.250           22.875             0.55
Third Quarter beginning April 12, 1995         23.375           21.250             0.446*

--------------------------------------------------------------------------------
* Prorated for the period between the closing of the Partnership's initial public offering ("IPO") and June 30, 1995, based on a Minimum Quarterly Distribution of $0.55 per Unit.

         As of December 1, 1996, there were 982 record holders of the Partnership's Common Units. There is no established public trading market for the Partnership's subordinated units, representing limited partner interests ("Subordinated Units"). The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The full definition of Available Cash is set forth in the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this Report. The information concerning restrictions on distributions required by
Item 5 is incorporated herein by reference to Note 4 to the Partnership's Consolidated Financial Statements which is incorporated herein by reference. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than April 1, 2000. See "Management's Discussion and Analysis of Results of Operations."

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following tables provide selected financial data for AmeriGas Partners and the Predecessors.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
                     (Thousands of dollars, except per unit)

                                                           Year         April 19
                                                           Ended           to
                                                       September 30, September 30,
                                                           1996           1995
                                                       ------------- -------------
FOR  THE  PERIOD:
Income statement data:
     Revenues                                           $1,013,225    $   269,500

     Operating income (loss)                                72,866        (20,088)

     Income (loss) before income taxes                      10,084        (47,400)

     Net income (loss)                                      10,238        (47,107)

     Limited partners' interest in net income (loss)        10,136        (46,636)

     Income (loss) per limited partner unit                    .24          (1.12)

     Cash distributions declared                              2.20           .446

AT  PERIOD  END:
Balance sheet data:
     Current assets                                     $  200,380    $   200,092
     Total assets                                        1,372,223      1,435,309
     Current liabilities (excluding debt)                  158,110        126,924
     Total debt                                            707,453        657,726
     Minority interest                                       5,497          6,704
     Partners' capital                                     442,236        560,959

OTHER DATA:
     EBITDA  (a)                                        $  134,497    $     6,497
     Capital expenditures                               $   21,908    $    11,282
     Retail propane gallons sold (millions)                  855.4          243.6

(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income
     (loss) (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

                    AMERIGAS PROPANE / AGP - 2 (PREDECESSOR)
                             (Thousands of dollars)




                                                                                         Twelve            Nine
                                                    September 24,        Year            Months           Months            Year
                                                       1994 to          Ended            Ended            Ended            Ended
                                                      April 19,      September 23,    September 23,    September 23,    December 23,
                                                         1995            1994             1993            1993(a)           1992
                                                    -------------    -------------    -------------    -------------    ------------
INCOME STATEMENT DATA (FOR THE PERIOD):

     Revenues                                         $ 242,185        $367,120         $376,380         $ 258,271        $358,277

     Operating income                                    32,382          46,433           42,729            24,323          40,259

     Income (loss) before extraordinary loss and
          accounting change                               2,922           9,659            5,864               (48)          6,826

     Net income (loss)                                  (10,620)          9,659            5,864               (48)          6,826

BALANCE SHEET DATA (AT PERIOD END):

     Current assets                                   $     (x)        $103,825         $108,826         $ 108,826        $ 84,987
     Total assets                                           (x)         510,981          526,717           526,717         513,165
     Current liabilities (excluding debt)                   (x)          63,292           69,696            69,696          45,966
     Total debt                                             (x)         210,272          210,177           210,177         210,741
     Common stockholders' equity                            (x)         186,599          195,543           195,543         206,418

OTHER DATA:

     EBITDA (b)                                       $  45,971        $ 69,521         $ 63,977         $  39,884        $ 62,765
     Capital expenditures (c)                         $   5,605        $  8,948         $  6,420         $   5,052        $  6,388
     Retail propane gallons sold (millions)               225.0           332.4            332.1             231.3           322.5

     -----------------------------------------------------------------



(a) On April 27, 1993, AmeriGas Propane changed its fiscal year end to September 23. Previously, AmeriGas Propane's fiscal year ended December 23. As a result of the change in fiscal year, the Selected Financial Data include data as of and for the nine-month transition period ended September 23, 1993.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

(c)  Excludes capital lease obligations.

(x)  Not applicable.

                             PETROLANE (PREDECESSOR)
                    (Thousands of dollars, except per share)



                                                                      September 24,         Year
                                                                         1994 to           Ended          July 16 to
                                                                        April 19,      September 23,    September 23,
                                                                          1995              1994           1993(a)
                                                                      -------------    -------------    -------------
INCOME STATEMENT  DATA (FOR THE PERIOD):

     Revenues                                                           $372,088         $ 589,709        $  88,094

     Operating income (loss)                                              41,469            56,887           (4,694)

     Income (loss) before extraordinary item and accounting change         1,390            (2,309)         (10,334)

     Net income (loss)                                                       485            (2,309)         (10,334)

     Income (loss) per common share (c)                                      .05              (.22)            (.98)

BALANCE  SHEET DATA (AT PERIOD END):

     Current assets                                                     $    (x)         $ 126,436        $ 132,948
     Total assets                                                            (x)           914,212          947,669
     Current liabilities (excluding debt)                                    (x)           114,518           96,699
     Total debt                                                              (x)           625,883          663,464
     Common stockholders' equity                                             (x)            93,113           95,422
     Partners' deficiency                                                    (x)               (x)              (x)

OTHER DATA:

     EBITDA (d)                                                         $ 68,867         $ 102,922        $   3,479
     Capital expenditures (f)                                           $  7,291         $  22,077        $   1,719
     Retail propane gallons sold (millions)                                319.4             496.9             72.2

                                                                             QFB Partners (b)
                                                                      ----------------------------
                                                                      January 1
                                                                         to           Year Ended
                                                                       July 15,       December 31,
                                                                         1993            1992
                                                                      ---------       ------------
INCOME STATEMENT  DATA (FOR THE PERIOD):

     Revenues                                                         $ 354,116        $ 631,867

     Operating income (loss)                                            (22,009)          26,531

     Income (loss) before extraordinary item and accounting change      (59,172)        (111,308)

     Net income (loss)                                                  328,042         (111,308)

     Income (loss) per common share (c)

BALANCE  SHEET DATA (AT PERIOD END):

     Current assets                                                   $ 108,791        $ 173,058
     Total assets                                                       929,667          914,268
     Current liabilities (excluding debt)                                86,904          250,295
     Total debt                                                         640,798          987,431
     Common stockholders' equity                                        105,756              (x)
     Partners' deficiency                                                   (x)         (328,042)

OTHER DATA:

     EBITDA (d)                                                       $  11,639(e)     $  89,573
     Capital expenditures (f)                                         $   3,480        $  11,945
     Retail propane gallons sold (millions)                               274.6            514.2

     -----------------------------------------------------

(a) On July 26, 1993, Petrolane changed its fiscal year end to September 23. Previously, Petrolane's fiscal year ended December 31. As a result of the change in fiscal year and the adoption of "Fresh Start Accounting", the Selected Financial Data include data for the periods January 1 to July 15, 1993 and July 16 to September 23, 1993.

(b) Represents data of QFB Partners prior to its reorganization on July 15, 1993. Due to the application of "Fresh Start Accounting" effective on July 15, 1993, the consolidated financial data of Petrolane are generally not comparable to those of QFB Partners and are separated by a vertical black line.

(c) Per share results for periods prior to July 16, 1993 are not presented because there were no publicly held shares of stock outstanding.

(d) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

(e) Includes a charge of $16,600,000 related to environmental matters and a $5,600,000 charge related to an adjustment of taxes other than income taxes associated with prior years.

(f)  Excludes capital lease obligations.

(x)  Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF RESULTS OF OPERATIONS

         The Partnership's accounting periods end on the 30th of the month. The Predecessors' accounting periods ended on the 23rd of the month. The following analysis compares AmeriGas Partners' results of operations for the 52 weeks ended September 30, 1996 ("Fiscal 1996") with pro forma results of operations for the 53 weeks ended September 30, 1995 ("Pro Forma Fiscal 1995") which includes an additional week of results (i.e. the period September 24 to September 30, 1994) due to the difference in the Partnership's and the Predecessors' year ends. The following analysis also compares the Partnership's results for the period April 19, 1995 to September 30, 1995 ("1995 Five-Month Period") with pro forma results for the period April 24, 1994 to September 23, 1994 ("Pro Forma 1994 Five-Month Period"), and each of AmeriGas Propane's and Petrolane's results of operations for the period September 24, 1994 to April 19, 1995 (each the "1995 Seven-Month Period") with AmeriGas Propane's and Petrolane's results of operations for the period September 24, 1993 to April 23, 1994 (each the "1994 Seven-Month Period"). Due to the seasonality of AmeriGas Partners', AmeriGas Propane's and Petrolane's businesses, the results of operations for periods of less than twelve months are not necessarily indicative of the results to be expected for a full year.

         The pro forma consolidated statements of operations data of the Partnership, which include periods prior to the Partnership Formation, were derived from the historical statements of operations of the Predecessors for the period September 24, 1994 to April 19, 1995. The pro forma statements of operations were prepared to reflect the effects of the Partnership Formation as if the formation had been completed in its entirety as of the beginning of the periods presented.

         The pro forma consolidated statements of operations data do not purport to present the results of operations of the Partnership had the Partnership Formation actually been completed as of the beginning of the periods presented. In addition, the pro forma consolidated statements of operations data are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the consolidated financial statements of the Partnership, the consolidated financial statements of Petrolane, and the combined financial statements of AmeriGas Propane, and the related notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Significant pro forma adjustments reflected in the data include (a) the elimination of income taxes as a result of operating in a partnership structure; (b) an adjustment to interest expense resulting from the retirement of approximately $377 million of Petrolane term loans, the restructuring of Petrolane and AmeriGas Propane senior debt, and the issuance of an aggregate $210 million face value of notes of AmeriGas Partners and the Operating Partnership; (c) the elimination of management fees previously charged to Petrolane by UGI; (d) a net reduction in amortization expense resulting from the longer-term (40-year) amortization of the excess purchase price over fair value of 65% of the net identifiable assets of Petrolane, compared with the amortization of 65% of Petrolane's excess reorganization value over 20 years; and (e) the elimination of intercompany revenues and expenses.

The following tables provide gallon, weather and certain profitability information for the Partnership, AmeriGas Propane and Petrolane.

                            AMERIGAS PARTNERS, L.P.
                 (Millions, except per gallon and percentages)


                                                          Pro                           Pro
                                                         Forma                         Forma
                                             Year       53 Weeks       April 19,      April 24,
                                            Ended        Ended          1995 to       1994 to
                                          Sept. 30,     Sept. 30,      Sept. 30,      Sept. 23,
                                             1996        1995 (a)        1995         1994 (a)
                                             ----        --------        ----         --------
Gallons sold:
  Retail                                     855.4        788.0          243.6         230.1
  Wholesale                                  309.7        198.0           65.6          73.6
                                          --------       ------         ------        ------
                                           1,165.1        986.0          309.2         303.7
                                          ========       ======         ======        ======
Revenues:
  Retail propane                          $  786.9       $692.7         $205.7        $199.2
  Wholesale propane                          137.9         86.5           27.9          29.3
  Other                                       88.4         99.4           35.9          38.3
                                          --------       ------         ------        ------
                                          $1,013.2       $878.6         $269.5        $266.8
                                          ========       ======         ======        ======
Average selling price per gallon:
  Retail                                  $    .92       $  .88         $  .84        $  .87
  Wholesale                               $    .45       $  .44         $  .43        $  .40

Total propane margin (b)                  $  398.6       $373.5         $110.2        $109.6
Total margin (b)                          $  443.5       $419.6         $127.8        $126.1
EBITDA (c)                                $  134.5       $126.0         $  6.5        $ 23.2
Operating income (loss)                   $   72.9       $ 63.7         $(20.1)       $ (1.7)
Degree days - % (warmer) colder
  than normal (d)                              1.4 %      (12.1)%          N.M.          N.M.

(a) Reflects unaudited pro forma information for the Partnership as if the Partnership Formation had occurred as of the beginning of the periods presented.
(b)  Revenues less related cost of sales.
(c) EBITDA (earnings before interest, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).
(d) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates. Due to the seasonality of the propane business favoring the winter heating season, degree days for the period April 19 to September 30, 1995, and the period April 24 to September 23, 1994, are not meaningful (N.M.).

                                AMERIGAS PROPANE
                 (Millions, except per gallon and percentages)

                                                                                                        Twelve
                                        Sept. 24,       Sept. 24,          Year       Nine Months       Months        Year
                                         1994 to         1993 to          Ended         Ended           Ended        Ended
                                         April 19,       April 23,      Sept. 23,      Sept. 23,       Sept. 23,    Dec. 23,
                                           1995            1994           1994         1993 (a)        1993 (a)       1992
                                           ----            ----           ----         --------        --------       ----
Gallons sold:
  Retail                                   225.0          242.4          332.4          231.3          332.1          322.5
  Wholesale                                 32.5           53.3           74.3           43.6           82.3           80.1
                                          ------         ------         ------         ------         ------         ------
                                           257.5          295.7          406.7          274.9          414.4          402.6
                                          ======         ======         ======         ======         ======         ======

Revenues:
  Retail propane                          $203.3         $222.9         $302.4         $217.7         $310.3         $293.6
  Wholesale propane                         14.8           20.1           28.1           18.8           33.9           31.6
  Other                                     24.1           23.4           36.6           21.8           32.2           33.1
                                          ------         ------         ------         ------         ------         ------
                                          $242.2         $266.4         $367.1         $258.3         $376.4         $358.3
                                          ======         ======         ======         ======         ======         ======

Average selling price per gallon:
  Retail                                  $  .90         $  .92         $  .91         $  .94         $  .93         $  .91
  Wholesale                               $  .46         $  .38         $  .38         $  .43         $  .41         $  .39

Total propane margin (b)                  $111.5         $126.5         $171.7         $118.5         $169.5         $170.8
Total margin (b)                          $122.9         $138.3         $190.3         $130.7         $187.3         $189.1
EBITDA (c)                                $ 46.0         $ 61.6         $ 69.5         $ 39.9         $ 63.9         $ 62.8
Operating income                          $ 32.4         $ 48.2         $ 46.4         $ 24.3         $ 42.7         $ 40.3
Degree days - % (warmer)
  colder than normal (d)                   (12.9)%         (2.9)%         (3.5)%         (6.9)%         (5.3)%        (10.5)%

(a) On April 27, 1993, AmeriGas Propane changed its fiscal year end to September 23. Previously, AmeriGas Propane's fiscal year ended on December
     23. As a result of the change in fiscal year, the amounts above include data as of and for the nine month transition period ended September 23, 1993.
(b)  Revenues less related cost of sales.
(c) EBITDA (earnings before interest, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).
(d) Based on the weighted average deviation from average degree days during the 30-year period 1951-1980 for the twelve month period ended December 23, 1992 and the twelve and nine month periods ended September 23, 1993, and the 30-year period 1961-1990 for the twelve month period ended September 23, 1994, the period September 24, 1993 to April 23, 1994 and the period September 24, 1994 to April 19, 1995, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Propane operates.

                                   PETROLANE
                 (Millions, except per gallon and percentages)

                                                                                       Nine Months      Year
                                         Sept. 24,       Sept. 24,         Year          Ended          Ended         Year
                                          1994 to         1993 to         Ended         Sept. 23,     Sept. 23,       Ended
                                         April 19,       April 23,      Sept. 23,         1993          1993         Dec. 31,
                                            1995           1994           1994        (38 weeks)(a) (51 weeks)(b)     1992
                                            ----           ----           ----        ------------- -------------     ----
Gallons sold:
  Retail                                   319.4          356.9          496.9          346.7          506.9         514.2
  Wholesale                                 99.9          132.8          185.5          151.5          228.5         237.0
                                          ------         ------         ------         ------         ------        ------
                                           419.3          489.7          682.4          498.2          735.4         751.2
                                          ======         ======         ======         ======         ======        ======

Revenues:
  Retail propane                          $283.7         $317.2         $437.0         $314.1         $453.9        $448.9
  Wholesale propane                         43.8           53.9           75.1           66.5           99.4          94.8
  Other                                     44.6           49.8           77.6           61.6           89.4          88.2
                                          ------         ------         ------         ------         ------        ------
                                          $372.1         $420.9         $589.7         $442.2         $642.7        $631.9
                                          ======         ======         ======         ======         ======        ======

Average selling price per gallon:
  Retail                                  $  .89         $  .89         $  .88         $  .91         $  .90        $  .87
  Wholesale                               $  .44         $  .41         $  .40         $  .44         $  .44        $  .40

Total propane margin (c)                  $151.8         $178.7         $243.1         $164.3         $237.0        $246.0
Total margin (c)                          $168.9         $196.6         $270.7         $183.3         $266.3        $280.0
EBITDA (d)                                $ 68.9         $ 89.3         $102.9         $ 15.1(e)      $ 49.9(e)     $ 89.6
Operating income                          $ 41.5         $ 62.5         $ 56.9         $(26.7)(e,)(f) $ (7.5)(e,f)  $ 26.5
Degree days - % (warmer)
  colder than normal (g)                   (12.6)%         (4.2)%         (3.2)%         (3.8)%         (2.9)%        (5.6)%

(a) On July 26, 1993, Petrolane changed its fiscal year end to September 23. Previously, Petrolane's fiscal year ended December 31. As a result of the change in fiscal year, the amounts above include combined amounts for the pre-reorganization accounting period January 1 to July 15, 1993 and the post-reorganization accounting period July 16 to September 23, 1993.
(b) On July 26, 1993, Petrolane changed its fiscal year end to September 23. Previously, Petrolane's fiscal year ended December 31. As a result of the change in fiscal year, the amounts above include combined amounts for the pre-reorganization accounting period October 1, 1992 to July 15, 1993, and the post-reorganization accounting period July 16, 1993 to September 23, 1993.
(c)  Revenues less related cost of sales.
(d) EBITDA (earnings before interest, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).
(e) Includes a charge of $16.6 million related to environmental matters and a charge of $5.6 million related to an adjustment of taxes other than income taxes.
(f) Due to the effects of "Fresh Start Accounting," these amounts are not meaningful for comparative purposes.
(g) Based on the weighted average deviation from average degree days during the 30-year period 1951-1980 for the twelve month period ended December 31, 1992 and the 51 and 38 week periods ended September 23, 1993, and the 30-year period 1961-1990, for the twelve month period ended September 23, 1994, the period September 24, 1993 to April 23, 1994 and the period September 24, 1994 to April 19, 1995, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which Petrolane operates.

PARTNERSHIP RESULTS OF OPERATIONS

FISCAL 1996 COMPARED WITH PRO FORMA FISCAL 1995

         Retail volumes of propane sold increased 67.4 million gallons in Fiscal 1996 reflecting the effects of colder weather, acquisitions and volume growth. Regional temperature differences in Fiscal 1996 were significant with the western U.S. experiencing substantially warmer than normal temperatures and lower retail sales, and the eastern and midwestern U.S. experiencing colder than normal temperatures and higher retail sales. Wholesale volumes of propane sold were significantly higher reflecting an increase in sales of low-margin excess storage inventories.

         Total revenues increased during Fiscal 1996 reflecting the increase in propane sales as well as higher average retail propane selling prices. Total cost of sales increased $110.7 million as a result of the higher volumes of propane sold and higher average propane product costs. The Partnership's propane product cost averaged approximately five cents a gallon higher in Fiscal 1996 than in Pro Forma Fiscal 1995. The spot price of propane at Mont Belvieu, Texas, a major storage and distribution hub, increased dramatically in August and September 1996, rising to 50.5 cents per gallon on September 30, 1996 compared to 31.63 cents per gallon a year earlier. The general trend of propane product cost increases has continued through November 1996.

         Total propane margin was higher in Fiscal 1996 as a result of the greater volumes of propane sold. Average retail unit margins in Fiscal 1996 were slightly lower than in Pro Forma Fiscal 1995, notwithstanding an increase in average retail selling price, reflecting the impact of higher average propane product costs which were not completely passed through to customers.

         The increases in Fiscal 1996 operating income and earnings before interest, income taxes, depreciation and amortization ("EBITDA") reflect principally the increase in total propane margin partially offset by higher operating and administrative expenses. Operating expenses in Fiscal 1996 are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from reductions to reserves for environmental matters recorded in the quarter ended March 31. Operating expenses in Pro Forma Fiscal 1995 include $4.3 million in accruals for management reorganization activities. Operating expenses, exclusive of these items, increased $27.8 million reflecting higher payroll and employee compensation expenses associated with the Partnership's new management structure; higher vehicle and distribution expenses due in part to the higher retail volumes and severe eastern U.S. winter weather; higher expenses associated with sales and marketing programs; increased customer equipment repairs and maintenance expenses; and incremental costs associated with acquisitions and new district locations. The Partnership instituted cost reduction programs in mid-1996, which are continuing, in order to reduce the level of operating and administrative costs.

1995 FIVE-MONTH PERIOD COMPARED WITH PRO FORMA 1994 FIVE-MONTH PERIOD

         Retail volumes of propane sold increased 13.5 million gallons in the 1995 Five-Month Period. Approximately 11.7 million retail gallons are attributable to five additional workdays included in the 1995 Five-Month Period resulting from the Partnership having a different fiscal year end than the Predecessor Companies. The remainder of the increase in retail gallons is principally attributable to aggressive sales and marketing programs implemented by the Partnership to improve customer retention and to attract new customers, and an increase in gallons due to acquisitions. The sales and marketing programs were in many cases accompanied by lower prices in market segments in which strong competitive conditions exist. This was especially the case in the Partnership's Northern and Pacific regions where average residential prices declined significantly. Principally as a result of the increase in retail gallons sold and notwithstanding a decrease in average retail selling prices, revenues from sales of propane increased $5.1 million.

         Total propane margin increased $.6 million reflecting the impact of the increase in retail gallons sold. Absent the effect of additional workdays in the 1995 Five-Month Period, total propane margin decreased $4.3 million as the impact of slightly higher retail sales was more than offset by the effect of lower retail unit margins principally caused by lower average retail prices.

         EBITDA was $6.5 million in the 1995 Five-Month Period compared with pro forma EBITDA of $23.2 million in the Pro Forma 1994 Five-Month Period. The decrease in EBITDA, despite the higher total margin, reflects the impact of higher operating expenses resulting from the additional workdays included in the 1995 Five-Month Period and higher expenses including higher employee compensation expenses resulting in part from newly implemented marketing and sales programs. In September 1995, the General Partner announced management organizational changes in response to competitive conditions in markets served by the Partnership. During the 1995 Five-Month Period, the Partnership accrued $4.3 million of costs related to these organizational changes.

         Interest expense was $27.3 million in the 1995 Five-Month Period compared with $25.3 million in the Pro Forma 1994 Five-Month Period. The higher interest expense principally reflects the additional week in the 1995 Five-Month Period resulting from the different fiscal year end of the Partnership.

PREDECESSOR COMPANIES' RESULTS OF OPERATIONS

1995 SEVEN-MONTH PERIOD COMPARED WITH 1994 SEVEN-MONTH PERIOD

AMERIGAS PROPANE

         The average temperature across AmeriGas Propane's nationwide service territory during the 1995 Seven-Month Period was 12.9% warmer than normal and 10.3% warmer than the prior-year period. Retail volumes of propane sold declined 7.2% due in large part to the warmer weather's effect on sales of propane used for heating. The lower sales volume was the primary reason for a $24.9 million decrease in propane revenues. The lower 1995 Seven-Month Period retail volumes sold, along with lower average unit margins resulting from lower average retail prices and slightly higher unit product costs, resulted in a $15.0 million decrease in total propane margin. The effects of the lower heating sales were most evident in AmeriGas Propane's residential market segment which typically has higher average unit margins than in the commercial/industrial heating markets. This was particularly the case in AmeriGas Propane's Northern and Southern regions where significantly warmer-than-normal 1995 winter weather reduced propane demand.

         The lower demand heightened competitive pressures to reduce prices which, together with the slightly higher product costs, resulted in lower 1995 Seven-Month Period average unit margins. These competitive pressures also resulted in a modest loss of customers. Average unit margins in AmeriGas Propane's commercial/industrial and agricultural markets were also slightly lower than during the 1994 Seven-Month Period due in large part to price reductions resulting from competitive pressures and the introduction of aggressive marketing programs late in the 1995 Seven-Month Period. Operating expenses, net of fee income from the Customer Services Agreement with Petrolane, were virtually unchanged in the 1995 Seven-Month Period.

         Interest expense decreased $.5 million in the 1995 Seven-Month period reflecting lower average levels of debt outstanding. Income tax expense in the 1995 Seven-Month Period includes the write-off of $5.9 million of deferred tax benefits no longer realizable as a result of the merger of AmeriGas Propane into the Operating Partnership.

PETROLANE

         Temperatures across Petrolane's service territory during the 1995 Seven-Month Period averaged 12.6% warmer than normal and 8.8% warmer than during the 1994 Seven-Month Period. The combination of warmer-than-normal weather and to a much lesser extent, modest customer losses, resulted in a 37.5 million gallon (10.5%) decrease in retail volumes of propane sold. Total revenues decreased $48.8 million to $372.1 million during the 1995 Seven-Month Period. Decreases in sales to residential customers accounted for approximately two-thirds of the overall decrease in retail volumes sold. The warmer weather also contributed to lower commercial and industrial sales. Agricultural gallons sold decreased due in part to a poor grain drying season in the Midwest and reduced usage for poultry brooding. Wholesale sales, on which unit margins are significantly lower than on retail sales, decreased 32.9 million gallons. These sales were also affected by the warmer-than-normal weather.

         Average unit margins were slightly lower in the 1995 Seven-Month Period compared with the 1994 Seven-Month Period primarily as a result of higher average propane product costs in the 1995 Seven-Month Period and the introduction of aggressive sales and marketing programs late in the period to retain customers and to increase market share. As a result of the lower average unit margins and the decreased sales volumes, total propane margin decreased $26.9 million in the 1995 Seven-Month Period. Partially offsetting the decrease in total margin was a $7.5 million decrease in net operating expenses. The lower operating expenses reflect, in part, lower payroll expense because of lower overtime pay, lower fees for professional services and lower computer expense.

         Interest expense increased $3.0 million to $30.0 million reflecting higher 1995 Seven-Month Period interest rates on Petrolane's variable rate debt. The effective income tax rate was 87.9% for the 1995 Seven-Month Period compared with a rate of 92.4% in the prior year. Both rates reflect the impact of nondeductible amortization of excess reorganization value.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

         AmeriGas Partners' debt outstanding at September 30, 1996 totaled $707.5 million compared to $657.7 million at September 30, 1995. The increase is principally a result of $52 million in combined borrowings under the Operating Partnership's Bank Credit Facilities. The Bank Credit Facilities consist of a Revolving Credit Facility, an Acquisition Facility and a Special Purpose Facility, each governed by the Bank Credit Agreement. The Operating Partnership's obligations under these facilities are collateralized by substantially all of its assets.

         The Operating Partnership's revolving credit facilities which include the Revolving Credit Facility, the General Partner Credit Facility, and a portion of the Special Purpose Facility as described below, provide for borrowings of up to $105 million to fund working capital, capital expenditures, and interest and distribution payments. The Revolving Credit Facility provides for borrowings of up to $70 million including a $35 million sublimit for letters of credit. Borrowings under this facility totaled $15 million at September 30, 1996. The Revolving Credit Facility expires April 12, 1998, but may be extended, upon timely notice, for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder.

         The General Partner Credit Facility, which became effective October 28, 1996, provides for borrowings of up to $20 million. This agreement is coterminous with the Operating Partnership's Revolving Credit Facility. Borrowings under the General Partner Credit Facility will be unsecured and subordinated in right of payment to all of the Partnership's existing senior debt. UGI has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings.

         The Special Purpose Facility is a $30 million nonrevolving line of credit which can be used for the payment of certain liabilities of Petrolane assumed by the Operating Partnership that relate to potential liabilities for tax, insurance and environmental matters. The Special Purpose Facility expires April 12, 2000 at which time all amounts then outstanding will become immediately due and payable. Effective October 28, 1996, the Bank Credit Agreement was amended to include a revolving $15 million sublimit under the Special Purpose Facility which can be used to fund working capital, capital expenditures, and interest and distribution payments. This sublimit is scheduled to expire April 12, 1998. As of September 30, 1996, there were $7 million in special purpose borrowings outstanding under the Special Purpose Facility.

         The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75 million to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through October 12, 1997 at which time any amounts then outstanding will convert to a quarterly amortizing 4 1/2-year term loan. The Partnership expects to refinance such loans on a long-term basis. As of September 30, 1996, there were $30 million in loans outstanding under the Acquisition Facility.

         The ability of the Partnership to issue debt under the above facilities is subject to provisions in the Partnership's loan agreements which require, among other things, minimum debt-to-capital and interest coverage ratios. Based upon such ratios calculated as of September 30, 1996, the Operating Partnership could borrow the maximum amount available under its Revolving Credit, Special Purpose and General Partner revolving credit facilities.

         The Partnership has succeeded to certain lease guarantees and scheduled claim obligations relating to certain of Petrolane's former businesses and has also succeeded to Petrolane's agreements with third parties for payment indemnification relating to such obligations. At September 30, 1996, the lease guarantee obligations totaled approximately $91 million and scheduled claims of at least $68 million were pending. To date, the Partnership has not paid any amounts under these lease guarantee and scheduled claim obligations (see Note 9 to Consolidated Financial Statements).

DISTRIBUTIONS

         The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter, subject to limitations under its loan agreements (see Note 4 to Consolidated Financial Statements). Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for distribution during the next four quarters.

         Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated unitholders and 2% to the General Partner, subject to the payment of incentive distributions in the event Available Cash exceeds the MQD of $.55 on all units. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the MQD, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period (as defined below) and Subordinated Units will not accrue any arrearage with respect to distributions for any quarter.

         The Subordination Period will generally extend until the first day of any quarter beginning on or after April 1, 2000 by which (a) distributions of Available Cash from Operating Surplus (generally defined as $40 million plus $42.9 million of cash on hand as of April 19, 1995 plus all operating cash receipts less all operating cash expenditures and cash reserves) equal or exceed the MQD on each of the outstanding Common and Subordinated units for each of the four consecutive four-quarter periods immediately preceding such date; (b) the Adjusted Operating Surplus (generally defined as Operating Surplus adjusted to exclude working capital borrowings, reductions in cash reserves and $40 million plus $42.9 million of cash on hand as of April 19, 1995 and to include increases in reserves to provide for distributions resulting from Operating Surplus generated during such period) generated during both (i) each of the two immediately preceding four-quarter periods and (ii) the immediately preceding sixteen-quarter period, equals or exceeds the MQD on each of the Common and Subordinated units outstanding during those periods; and (c) there are no arrearages on the Common Units.

         Prior to the end of the Subordination Period but not prior to March 31, 1998, 4,945,537 Subordinated Units will convert into Common Units for any quarter ending on or after March 31, 1998, and an additional 4,945,537 Subordinated Units will convert into Common Units for any quarter ending on or after March 31, 1999, if (a) distributions of Available Cash from Operating Surplus on each of the outstanding Common and Subordinated units equal or exceed the MQD for each of the three consecutive four-quarter periods immediately preceding such date; (b) the Adjusted Operating Surplus generated during the immediately preceding twelve-quarter period equals or exceeds the MQD on all of the Common and Subordinated units outstanding during that period; (c) the General Partner makes a good faith determination that the Partnership will, with respect to the four-quarter period commencing with such date, generate Adjusted Operating Surplus in an amount equal to or exceeding the MQD on all of the outstanding Common and Subordinated units; and (d) there are no arrearages on the Common Units.

         During Fiscal 1996, the Partnership paid the full MQD on all limited partner units outstanding. The amount of Available Cash needed to distribute the MQD on all such units as well as the 2% general partner interest during 1996 was approximately $93.7 million ($48.3 million for the Common Units; $43.5 million for the Subordinated Units; and $1.9 million for the general partner interests). A reasonable proxy for the amount of distributable cash actually generated by the Partnership during 1996, determined by subtracting maintenance capital expenditures of $9.3 million from the Partnership's earnings before depreciation and amortization, was approximately $63 million. Although distributions in 1996 were in excess of cash generated by the Partnership, the Partnership had cash and short-term investment balances of $48.6 million at the beginning of the year. Due to the seasonality of its operating cash flows and working capital needs, during Fiscal 1996 the Partnership was required on a short-term basis to use the Revolving Credit Facility to fund a portion of such distribution payments.

         Although the level of distributable cash generated in Fiscal 1996 is more than sufficient to pay the full MQD on all Common Units, the ability of the Partnership to continue to pay the full MQD on its Subordinated Units will depend upon a number of factors including a significant improvement in the level of Partnership earnings, the cash needs of the Partnership's operations (including cash needed for maintenance and growth capital), and the Partnership's ability to finance externally such cash needs. The Partnership's management expects the Partnership's earnings to improve as a result of a number of factors including a continued focus on reducing operating expenses, volume increases through acquisitions and internal growth, increased monitoring of pricing, improved propane product cost management, and improved customer retention as a result of an emphasis on customer service. Such earnings improvement, however, is subject to a number of factors beyond the control of the Partnership including weather, competitive conditions in the markets served by the Partnership, and the cost of propane, among others.


CASH FLOWS

OPERATING ACTIVITIES. Cash flow from operating activities was $48.4 million in Fiscal 1996. Cash flow from operating activities before changes in operating working capital was $68.4 million. Changes in operating working capital used $20.1 million of operating cash flow in Fiscal 1996 due principally to increases in accounts receivable due to the higher heating-season sales and an increase in propane inventories due to higher late Fiscal 1996 propane product costs and greater propane inventory volumes partially offset by the impact of an increase in accounts payable.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment totaled $21.9 million in Fiscal 1996. The Partnership expects capital expenditures of approximately $25.1 million in Fiscal 1997 and expects to fund these capital expenditures through internally generated cash as well as through external financing sources. During Fiscal 1996, the Partnership made several business acquisitions for $20.9 million in cash.

FINANCING ACTIVITIES. During Fiscal 1996 the Partnership paid the MQD on all limited partner (and general partner) interests totaling $93.7 million. The Partnership had borrowings of $15 million under its Revolving Credit Facility and, during the year, borrowed $30 million under its Acquisition Facility and $7 million under the Partnership's Special Purpose Facility. The Partnership also made long-term debt repayments of $10.9 million in Fiscal 1996 including $8.4 million of debt repayments associated with UGI's contribution of the net assets of Oahu Gas Service, Inc.

PARTNERSHIP FORMATION TRANSACTIONS. Cash paid for Partnership formation transactions during Fiscal 1996 represents the reimbursement by the Partnership of fees and expenses previously paid by AmeriGas relating to the formation of the Partnership.

PROPANE PROCUREMENT

         The Partnership, from time to time, holds propane option contracts to manage propane price risk associated with a portion of its anticipated propane procurement during the heating season. The unrealized gain on such contracts at September 30, 1996 and 1995 was not material. In addition to these option contracts, the Partnership fixes costs on a portion of its propane supply requirements by entering into firm commitments with suppliers to provide propane at future dates at fixed prices.

IMPACT OF INFLATION

         Inflation affects the prices the Partnership pays for operating and administrative services and, to some extent, propane gas. Competitive pressures in recent years have limited the Partnership's and the Predecessor Companies' ability to recover fully propane product cost increases. The Partnership attempts to limit the effects of inflation on its results of operations through cost control efforts and productivity improvements.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, certain of the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Exhibit 99 to this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The General Partner undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules referred to in the index contained on pages F-2 through F-3 of this Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III:  MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides such services and is reimbursed for its direct and indirect costs and expenses including all compensation and benefit costs.

         The Board of Directors of the General Partner established a committee (the "Audit Committee") consisting of two individuals, currently, Messrs. Donovan and Van Dyck, who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee has the authority and responsibility for selecting the Partnership's independent public accountants, reviewing the Partnership's annual audit, and resolving accounting policy questions.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Directors are elected annually by AmeriGas, Inc., a wholly owned subsidiary of UGI, as the sole shareholder of the General Partner. Executive officers are elected for one-year terms. There are no family relationships between any of the directors or any of the executive officers or between any of the executive officers and any of the directors.

         NAME                       AGE              POSITION WITH THE GENERAL PARTNER

         Lon R. Greenberg           46               Chairman, Director, President and
                                                       Chief Executive Officer

         Thomas F. Donovan          63               Director

         Robert C. Forney           69               Director

         James W. Stratton          60               Director

         Stephen A. Van Dyck        53               Director

         David I. J. Wang           64               Director

         Brendan P. Bovaird         48               Vice President and General Counsel

         Eugene V. N. Bissell       42               Vice President-Sales and Operations

         Diane L. Carter            48               Vice President-Human Resources

         R. Paul Grady              43               Vice President-Sales and Operations

         William D. Katz            43               Vice President-Corporate Development

         Robert H. Knauss           42               Vice President-Law and
                                                       Associate General Counsel and
                                                       Corporate Secretary

         Gordon E. Regan, Jr.       44               Vice President-Purchasing and
                                                       Transportation

         David C. Riggan            42               Vice President-Finance and Accounting

         Mr. Greenberg is a Director (since October 1994) and Chairman (since August 1996), and President and Chief Executive Officer (since July 1996) of the General Partner. Mr. Greenberg is also Director (since 1994), Chairman (since August 1996), Chief Executive Officer (since August 1995) and President (since July 1994) of UGI, having been Senior Vice President-Legal and Corporate Development of UGI (since July 1989). He also serves as a Director of AmeriGas (since 1993) and Mellon PSFS Advisory Board. Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas (1984 to 1994).

         Mr. Donovan was elected a Director of the General Partner on April 25, 1995. He retired from his position as Vice Chairman of Mellon Bank Corporation on December 31, 1995. He continues to serve as a consultant and an advisory board member to Mellon. He also serves as a Director of Private Export Funding, Nuclear Mutual Insurance Co., Nuclear Electric Insurance Co. and Merrill Lynch International Bank, Inc.

         Dr. Forney was elected a Director of the General Partner on April 25, 1995. Dr. Forney is retired, having formerly served as Executive Vice President (1981 to 1989) and Director (1979 to 1989) of E. I. duPont de Nemours & Co., Inc. (chemicals and petroleum products). He is a Director of UGI Corporation, UGI Utilities, Inc., Wilmington Trust Corporation, Wilmington Trust Company and Wilmington Trust of Pennsylvania.

         Mr. Stratton was elected a Director of the General Partner on April 25, 1995. He is President and Director of Stratton Management Company (investment advisory and financial consulting firm), and Chairman and Chief Executive Officer of FinDaTex (financial services firm). Mr. Stratton is a Director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Stratton Monthly Dividend Shares, Inc., Stratton Small-Cap Yield Fund, Alco Standard Corporation, and Teleflex, Inc.

         Mr. Van Dyck was elected a Director of the General Partner on June 15, 1995. He is Chairman of the Board and Chief Executive Officer of Maritrans Inc. (since 1987), the nations largest independent marine transporter of petroleum. He also serves as Chairman of the Board of West of England Mutual Insurance Association, and as a Director of Mellon PSFS Advisory Board.

         Mr. Wang was elected a Director of the General Partner on April 25, 1995. Mr. Wang is retired, having formerly served as Executive Vice President-Timber and Specialty Products and a Director of International Paper Company (1987 to 1991). He is a Director of UGI Corporation, UGI Utilities, Inc., and Weirton Steel Corp.

         Mr. Bissell is Vice President-Sales and Operations (since December
1995) of the General Partner. Previously, Mr. Bissell was Vice President-Distributors and Fabrication, BOC Gases (August to December 1995), having been Vice President-National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993).

         Mr. Bovaird is Vice President and General Counsel of the General Partner (since April 1995). He is also Vice President and General Counsel of UGI Corporation, UGI Utilities, Inc. and AmeriGas, Inc. (since April 1995). Mr. Bovaird previously served as Division Counsel and Member of the Executive and Operations Committees of Wyeth-Ayerst International Inc. (1992 to 1995) and Senior Vice President, General Counsel and Secretary of Orion Pictures Corporation (1990 to 1991). Mr. Bovaird also engaged in private practice from 1991 to 1992.

         Ms. Carter was elected Vice President-Human Resources effective January 15, 1996. Prior to her election, Ms. Carter was Vice President-Human Resources of Sisters of Mercy Health System, St. Louis, Missouri (1994 to 1996). Previously, she was President and founding principal of the Touchstone Partnership, Ltd., an organization and management consulting firm based in Philadelphia (1991 to 1994).

         Mr. Grady is Vice President-Sales and Operations (since August 1995) of the General Partner. Mr. Grady was Vice President-Corporate Development of UGI (March 1994 to August 1995), having been Director, Corporate Development (September 1990 to March 1994). Previously, he was Director, Corporate Development Services of Campbell Soup Company (1985 to August 1990).

         Mr. Katz was elected Vice President-Corporate Development effective October 1, 1996. Previously, he served as Vice President-Corporate Development of UGI (1995 to 1996). Prior to joining UGI, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. Previously, he practiced law for approximately 10 years, first with the firm of Jones, Day Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.

         Mr. Knauss was elected to the additional position of Vice President-Law and Associate General Counsel effective October 1, 1996, having served as Corporate Secretary since 1994. Previously, he served as Group Counsel-Propane (1989 to 1996) of UGI, having joined UGI as Associate Counsel in 1985. Before joining UGI, he was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia.

         Mr. Regan is Vice President-Purchasing and Transportation (since May
1996). Prior to joining the General Partner, Mr. Regan was President of the Chemical Division of DSI Transports, Inc. (1995 to 1996). Previously, he served Conoco, Inc. for over 20 years, most recently as General Manager Business Support, Downstream-North America.

         Mr. Riggan is Vice President-Finance and Accounting of the General Partner (since February 1995). Prior to joining AmeriGas, Mr. Riggan was Vice President and Controller of The American Tobacco Company (1994 to February
1995), having previously served as its Controller (1991 to 1994) and Deputy Controller (1986 to 1991).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         UGI Corporation and AmeriGas, Inc. are each beneficial owners of more than 10% of the Common Units, based solely on the number of Common Units held by their respective direct and indirect subsidiaries. The General Partner is also the beneficial owner of more than 10% of the Common Units. During fiscal year 1996, each of those companies made one late filing of a Form 4 with respect to the issuance of 17,126 Common Units to Diamond Acquisition, Inc., in connection with the acquisition of a propane business by the Partnership.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows information concerning the annual and long-term compensation of the General Partner's Chief Executive Officers, including Mr. Mauch who retired effective September 1, 1996, and each of its five other most highly compensated executive officers, including Mr. Zink, who resigned as Vice President-Marketing on July 1, 1996 (collectively, the "Named Executives").


===================================================================================================================
                                            SUMMARY COMPENSATION TABLE
===================================================================================================================
                                                                    Long-Term Compensation
                                                                 ------------------------------
                      Annual Compensation
                                                                     Awards         Payouts
-------------------------------------------------------------------------------------------------------------------
                                                                   Securities
                                                      Other        Underlying      Long-Term           All
                                                      Annual      Options/SARs     Incentive    Other Compensation
      Name and        Year    Salary      Bonus    Compensation     Granted         Payouts          ($) (4)
 Principal Position             ($)      ($) (1)     ($) (2)        (#) (3)           ($)
===================================================================================================================
Lon R. Greenberg (5)
  President,          1996   $465,000   $122,760     $ 7,359           0              $0             $ 10,462
  Chairman, and Chief 1995   $381,923   $      0     $ 7,365         14,167           $0             $ 11,439
  Executive Officer   1994   $255,402   $126,463     $ 1,281         42,292           $0             $  2,891
-------------------------------------------------------------------------------------------------------------------
Robert C. Mauch
  President and       1996   $346,481   $163,350     $62,133           0              $0             $876,131
  Chief Executive     1995   $323,462   $ 32,076     $ 8,707           0              $0             $ 56,203
  Officer (Retired)   1994   $307,992   $191,608     $ 2,426           0              $0             $ 23,780
-------------------------------------------------------------------------------------------------------------------
R. Paul Grady
  Vice President-     1996   $158,704   $      0     $ 7,508           0              $0             $ 14,292
  Sales and           1995   $139,174   $ 15,566     $ 5,126           0              $0             $  5,298
  Operations
-------------------------------------------------------------------------------------------------------------------
Eugene V.N. Bissell
(6)                   1996   $123,750   $      0     $     0         5,000            $0             $      0
  Vice President-
  Sales and
  Operations
-------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird
(7)                   1996   $149,999   $ 10,927     $ 1,299           0              $0             $  1,363
   Vice President     1995   $ 66,346   $  8,663     $     0         10,000           $0             $      0
   and General
   Counsel
-------------------------------------------------------------------------------------------------------------------
David C. Riggan
   Vice President-    1996   $147,220   $      0     $     0           0              $0             $  5,398
   Finance            1995   $ 86,442   $ 11,479     $     0         5,000            $0             $      0
-------------------------------------------------------------------------------------------------------------------
Timothy R. Zink (8)
   Vice President-    1996   $132,300   $      0      $    0           0              $0             $ 11,090
   Marketing          1995   $130,000   $  9,750      $    0         5,000            $0             $    500
===================================================================================================================

(1) Messrs. Greenberg and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Partners Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and currently range from 0% to 119% of base salary for Mr. Greenberg, 0% to 68% of base salary for Mr. Bovaird, and for the other Named Executives, from 0 to an amount limited only by the Partnership's profitability.

(2) Amounts represent tax payment reimbursements for certain benefits, except for Mr. Mauch in 1996. In addition to a tax payment reimbursement of $9,561, in 1996 Mr. Mauch received other perquisites available to executive officers generally, and $38,631 for certain accrued vacation and personal days.

(3) For Messrs. Greenberg and Bovaird, non-qualified stock options granted under the UGI Corporation 1992 Stock Option and Dividend Equivalent Plan. The 1992 Plan consists of non-qualified stock option grants and the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI Common Stock ( the "UGI Return") with the total return achieved by each member of a group of comparable peer companies ( the "SODEP Peer Group") over a five-year period beginning January 1, 1992 and ending December 31, 1996. Total return encompasses both changes in the per share market price and dividends paid on a share of UGI Common Stock. No credited dividend equivalents will be paid when the performance period ends on December 31, 1996. For Messrs. Bissell, Riggan and Zink, amounts represent non-qualified stock options granted under the UGI Corporation 1992 Non-Qualified Stock Option Plan.

(4) Except for Mr. Mauch in 1996, the amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Pension Plan ("APIPP"), the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), and/or allocations under the UGI Corporation Senior Executive Retirement Plan (the "Executive Retirement Plan"). Effective January 1, 1994, all plans adopted a plan year ending September 30 to correspond to the fiscal year. As a result, contributions and allocations for 1994 are based on a nine-month plan year. During 1996, 1995 and 1994, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Mauch, $0, $2,250 and $1,688; and Mr. Grady, $0, $458 and $0 and (ii) under the UGI Employee Savings Plan: Mr. Greenberg, $,3,375, $3,375 and $1,688; Mr. Grady, $0 and $2,962 (for 1996 and
1995, respectively); and Mr. Bovaird, $1,363 and $0 (for 1996 and 1995, respectively); (iii) under the APIPP: Mr. Mauch, $11,865, $11,970 and $8,978; Mr. Grady, $11,875 and $1,526 (for 1996 and 1995, respectively); Mr. Riggan, $5,398 and $0 (for 1996 and 1995, respectively); and Mr. Zink, $11,090 and $500 (for 1996 and 1995, respectively); and (iv) under the Executive Retirement Plan:
Mr. Greenberg, $7,087, $8,064, and $1,203; Mr. Mauch, $0, $41,983 and $13,114;
and Mr. Grady, $2,427 and $352 (for 1996 and 1995, respectively).

         Mr. Mauch retired from AmeriGas Propane on September 1, 1996. In addition to the benefits detailed above, the amount shown for Mr. Mauch includes payments under an agreement which recognized Mr. Mauch's substantial contributions to the Partnership. The agreement provided for payments of earned and accrued vacation and personal holidays, including the amount of $57,772 which is included in this column, and a supplemental payment of $806,494.

(5) Compensation reported for Mr. Greenberg is attributable to his employment as Chairman, President and Chief Executive Officer of UGI Corporation. Mr. Greenberg's compensation is also reported in the Proxy Statement for UGI's 1997 Annual Meeting of Shareholders and is not additive. Mr. Greenberg receives no compensation from the General Partner.

(6) Mr. Bissell was elected to the position of Vice President-Sales and Operations of the General Partner effective December 18, 1995.

(7) Compensation reported for Mr. Bovaird is attributable to his employment as Vice President and General Counsel of UGI Corporation and is not additive. Mr. Bovaird receives no compensation from the General Partner.

(8) Mr. Zink resigned from his position as Vice President-Marketing of the General Partner effective July 1, 1996.


=====================================================================================================================

                                  OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                                                                                                    Grant Date
                                        Individual Grants                                              Value
---------------------------------------------------------------------------------------------------------------------
                                Number of        % of Total
                                Securities         Options
                                Underlying       Granted to       Exercise or                          Grant Date
                             Options Granted    Employees in       Base Price     Expiration Date    Present Value
           Name                    (#)         Fiscal Year (2)     ($/Share)                              ($)
=====================================================================================================================
Lon R. Greenberg                    0                 0                -                 -                 -
---------------------------------------------------------------------------------------------------------------------
Robert C. Mauch                     0                 0                -                 -                 -
---------------------------------------------------------------------------------------------------------------------
R. Paul Grady                       0                 0                -                 -                 -
---------------------------------------------------------------------------------------------------------------------
Eugene V.N. Bissell             5,000 (1)          33 1/3%          $20.625           12/18/05        $11,107 (3)
---------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird                  0                 0                -                 -                 -
---------------------------------------------------------------------------------------------------------------------
David C. Riggan                     0                 0                -                 -                 -
---------------------------------------------------------------------------------------------------------------------
Timothy R. Zink                     0                 0                -                 -                 -
=====================================================================================================================

(1) Non-qualified stock options granted during fiscal year 1996 under the UGI Corporation 1992 Non-Qualified Stock Option Plan. The option exercise price is the Fair Market Value of UGI's Common Stock determined on the date of the grant. According to Plan provisions, these options vest at 20% per year beginning on the first anniversary of the grant date. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by the Company or a subsidiary. The vesting schedule can be accelerated subject to action by the Compensation and Management Development Committee, in the event of mergers or certain other corporate transactions. Options are also subject to adjustment in the event of recapitalization, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) A total of 15,000 stock options were granted to employees and executive officers of the General Partner during fiscal year 1996 under the 1992 Non-Qualified Stock Option Plan.

(3) Based on the Black-Scholes option pricing model. Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions. The other principal assumptions used in calculating the grant date present value are as follows:

          - Stock volatility - .1920
          - Stock's dividend yield - 6.31%
          - Length of option term (in years) - 10
          - Annualized risk-free interest rate - 5.71%
          - Discount for risk of forfeiture - 3% per year over 5 year vesting schedule.

      All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

=========================================================================================================================

                                          OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------------

                                                           Number of Securities               Value of Unexercised
                            Shares                        Underlying Unexercised         In-The-Money Options at Fiscal
                         Acquired on                    Options at Fiscal Year End                Year End ($)
                                                                     (#)
                                           Value        -----------------------------------------------------------------
                         Exercise (#)    Realized ($)
         Name                                            Exercisable    Unexercisable     Exercisable     Unexercisable
=========================================================================================================================
Lon R. Greenberg              0               $0          105,278 (1)       38,681 (1)     $355,313 (3)     $130,548 (3)
-------------------------------------------------------------------------------------------------------------------------

Robert C. Mauch               0               $0           70,000 (1)       17,500 (1)     $236,250 (3)     $ 59,063 (3)
-------------------------------------------------------------------------------------------------------------------------
                                                           11,333 (1)        5,667 (1)     $ 38,249 (3)     $ 19,126 (3)
R. Paul Grady                 0               $0            2,000 (2)            0         $  6,750 (4)     $      0
-------------------------------------------------------------------------------------------------------------------------

Eugene V.N. Bissell           0               $0                    0        5,000 (2)     $      0         $ 14,375 (5)
-------------------------------------------------------------------------------------------------------------------------

Brendan P. Bovaird            0               $0            5,000 (1)        5,000 (1)     $ 16,875 (3)     $ 16,875 (3)
-------------------------------------------------------------------------------------------------------------------------

David C. Riggan               0               $0            1,000 (2)        4,000 (2)     $  2,375 (6)     $  9,500 (6)
-------------------------------------------------------------------------------------------------------------------------

Timothy R. Zink               0               $0            2,000 (2)        3,000 (2)     $  9,000 (7)     $ 13,500 (7)
=========================================================================================================================

(1)   Options granted under the 1992 Stock Option and Dividend Equivalent Plan.

(2)   Options granted under the 1992 Non-Qualified Stock Option Plan.

(3) Value based on comparison of price per share at September 30, 1996 (fair market value $23.50) to 1992 Stock Option and Dividend Equivalent Plan option price ($20.125).

(4) Value based on comparison of price per share at September 30, 1996 (fair market value $23.50) to option grant price at January 2, 1992 (fair market value $20.125) under the terms of the 1992 Non-Qualified Stock Option Plan.

(5) Value based on comparison of price per share at September 30, 1996 (fair market value $23.50) to option grant price at December 18, 1995 (fair market value $20.625) under the terms of the 1992 Non-Qualified Stock Option Plan.

(6) Value based on comparison of price per share at September 30, 1996 (fair market value $23.50) to option grant price at February 21, 1995 (fair market value $21.125) under the terms of the 1992 Non-Qualified Stock Option Plan.

(7) Value based on comparison of price per share at September 30, 1996 (fair market value $23.50) to option grant price at September 27, 1994 (fair market value $19.00) under the terms of the 1992 Non-Qualified Stock Option Plan.


RETIREMENT BENEFITS

         The following table shows the annual benefits upon retirement at age 65 in 1996 without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to certain of the Named Executives under the UGI Qualified Retirement Plan (the "UGI Retirement Plan") and the UGI Non-Qualified Senior Executive Retirement Plan.

========================================================================================================================

                                                PENSION PLAN BENEFITS
------------------------------------------------------------------------------------------------------------------------
   Final 5-Year
      Average                             Annual Benefit for Years of Credited Service Shown (1)
      Annual         ---------------------------------------------------------------------------------------------------
   Earnings (2)
                           15 Years        20 Years        25 Years         30 Years        35 Years         40 Years
========================================================================================================================
           $100,000         $28,500         $38,000          $47,500         $57,000         $66,500        $68,400(3)
------------------------------------------------------------------------------------------------------------------------
           $200,000         $57,000         $76,000          $95,000        $114,000        $133,000       $136,800(3)
------------------------------------------------------------------------------------------------------------------------
           $300,000         $85,500        $114,000         $142,500        $171,000        $199,500       $205,200(3)
------------------------------------------------------------------------------------------------------------------------
           $400,000        $114,000        $152,000         $190,000        $228,000        $266,000       $273,600(3)
------------------------------------------------------------------------------------------------------------------------
           $500,000        $142,500        $190,000         $237,500        $285,000        $332,500       $342,000(3)
------------------------------------------------------------------------------------------------------------------------
           $600,000        $171,000        $228,000         $285,000        $342,000        $399,000       $410,400(3)
------------------------------------------------------------------------------------------------------------------------
           $700,000        $199,500        $266,000         $332,500        $399,000        $465,500       $478,800(3)
------------------------------------------------------------------------------------------------------------------------
           $800,000        $228,000        $304,000         $380,000        $456,000        $532,000       $547,200(3)
------------------------------------------------------------------------------------------------------------------------
           $900,000        $256,500        $342,000         $427,500        $513,000        $598,500       $615,600(3)
------------------------------------------------------------------------------------------------------------------------
         $1,000,000        $285,000        $380,000         $475,000        $570,000        $665,000       $684,000(3)
========================================================================================================================

(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a UGI subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The UGI Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum UGI Retirement Plan Benefit is not subject to Social Security offset. Mr. Greenberg and Mr. Bovaird had 16 years and 1 year of estimated credited service, respectively, at September 30, 1996. Mr. Mauch participated in the UGI Retirement Plan through December 31, 1992, and had 15 years of estimated credited service as of that date. Mr. Grady previously accumulated more than 4 years of estimated credited service in the UGI Retirement Plan before joining AmeriGas Propane, Inc. in 1995. None of the other Named Executives are covered by the UGI Retirement Plan. Existing funds in the AmeriGas Propane, Inc. Pension Plan, a defined contribution benefit plan ("APIPP"), were merged into the AmeriGas Propane, Inc. Employee Savings Plan effective October 1, 1996. No contributions in respect of service on and after October 1, 1996 will be accepted in the APIPP.

(2) Consists of (i) base salary, commissions and cash payments under the UGI Annual Bonus Plan, and (ii) deferrals thereof permitted under the Internal Revenue Code.

(3) The UGI Retirement Plan formula maximum benefit equal to 60% of a participant's highest consecutive 12 months' earnings during the last 120 months.


SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         The UGI Corporation Severance Pay Plan for Senior Executive Employees (the "Severance Plan") assists certain senior level employees of the General Partner in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         Benefits payable include a lump sum cash payment in an amount approximately equal to the sum of (i) three months of compensation (18 months in the case of Mr. Greenberg), (ii) a pro rata portion of the senior executive's annual target bonus under the Annual Bonus Plan for the current year, and (iii) separation pay determined in a manner consistent with that payable to employees generally, not exceeding 15 months of compensation (30 months in the case of Mr. Greenberg). Employee benefits, including a vacation allowance, are continued for a specified period (the "Employee Benefit Period") not exceeding 15 months (30 months in the case of Mr. Greenberg) after termination, or the senior executive may be paid a lump sum equal to the present value of such benefits. The Severance Plan also provides for payment in cash to a senior executive of an amount approximately equal to all dividend equivalents credited (including those that would be credited during the Employee Benefit Period) to the senior executive's account under the 1992 Stock Option and Dividend Equivalent Plan and successor plans. Payment of dividend equivalents which would be credited during the period in which employee benefits are to be continued for such senior executive will also be made. Senior executives may designate a beneficiary for these payments.

         In order to receive benefits under the Severance Plan, a senior executive is required to execute a release which discharges UGI and the General Partner from liability for any claims the senior executive may have against either of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or the General Partner. The senior executive is also required to cooperate in attending to matters pending at the time of his or her termination of employment.


CHANGE OF CONTROL ARRANGEMENTS

         On April 30, 1996, the Board of Directors of UGI ("Board") approved Change of Control Agreements (individually, an "Agreement"), for senior executive officers of UGI and certain of its subsidiaries, including Messrs. Bissell, Bovaird, Grady and Greenberg. The Agreements operate independently of the Severance Plan, continue through June 2001, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with UGI or its subsidiaries.

         A change of control is generally deemed to occur if: (i) any person (other than the executive, his affiliates and associates, UGI or any of its subsidiaries, any employee benefit plan of UGI or any of its subsidiaries, or any person or entity organized, appointed, or established by UGI or its subsidiaries for or pursuant to the terms of any such employee benefit plan), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (x) the then outstanding shares of common stock of UGI or (y) the combined voting power of UGI's then outstanding voting securities, in either case unless the members of the Executive Committee of the Board of Directors in office immediately prior to such acquisition (the "Executive Committee") determine that the circumstances do not warrant the implementation of the provisions of the Agreement; (ii) individuals who at the beginning of any 24-month period constitute the Board of Directors (the "Incumbent Board") and any new director whose election by the Board, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority thereof; (iii) UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50% of the outstanding common stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction, in any such case, unless the Executive Committee determines at the time of such transaction that the circumstances do not warrant the implementation of the provisions of the Agreement; or (iv) UGI is liquidated or dissolved.

         Severance benefits are payable under the Agreements if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of UGI to comply with and satisfy any of the terms of the Agreement; or a substantial relocation or excessive travel requirements.

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 (2.5 in the case of Mr. Greenberg) times his average total cash remuneration for the preceding five calendar years. The net amount payable under the Agreement, taking into account payments due under other plans, as appropriate, may not exceed 2.99 times the executive's "base amount" (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")) which, generally, is the average of the executive's taxable annual income received from UGI and its subsidiaries during the five-year period preceding the change of control, to avoid the special federal tax rules applicable to "excess parachute payments."

         To protect both parties to the Agreements, if the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, such severance compensation payment would be reduced to the largest amount which would result in no portion of such payments being disallowed as deductions to UGI and its subsidiaries under
Section 280G of the Code, and no portion of such payments being subject to the excise tax imposed on the recipient by Section 4999 of the Code. The determination of such reductions will be made, in good faith, by UGI's independent accountants and will be conclusively binding.


AGREEMENT WITH ROBERT C. MAUCH

         At the time of Mr. Mauch's retirement, the General Partner entered into an agreement which recognized his substantial contributions to the General Partner. As set forth in the Summary Compensation Table, in addition to his retirement benefits, the agreement provided for payment of his earned and accrued vacation and personal holidays, a pro-rated 1996 annual bonus, a supplemental payment of $806,494, continuation of medical, dental, long-term disability and certain other insurance benefits through September 30, 1997, and certain professional services not to exceed $75,000 in value.


BOARD OF DIRECTORS

         Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. The General Partner pays an annual retainer of $20,000 to all other directors and an attendance fee of $850 for each Board Meeting. For service on Committees, the General Partner pays an annual retainer of $2,000 to each Committee Chairman and an attendance fee of $700 for each Committee meeting attended. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.


COMPENSATION/PENSION COMMITTEE

         The members of the General Partner's Compensation/Pension Committee are Robert C. Forney (Chairman), Thomas F. Donovan and David I. J. Wang.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 1, 1996. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                                                AMOUNT AND
                                                                NATURE OF
                           NAME AND ADDRESS (5)                 BENEFICIAL              PERCENT
TITLE OF CLASS             OF BENEFICIAL OWNER                  OWNERSHIP               OF CLASS
--------------             --------------------                 ----------              --------
Common Units               UGI Corporation                      4,347,272 (1)             19.8%
                           AmeriGas, Inc.                       4,347,272 (2)             19.8%
                           AmeriGas Propane, Inc.               4,347,272 (3)             19.8%
                           Petrolane Incorporated               1,425,037 (4)              6.5%

Subordinated Units         UGI Corporation                     19,782,146 (1)            100.0%
                           AmeriGas, Inc.                      19,782,146 (2)            100.0%
                           AmeriGas Propane, Inc.              19,782,146 (6)            100.0%
                           Petrolane Incorporated               6,532,000 (7)             33.0%

----------------------

(1) Based on the number of units held by its indirect wholly owned subsidiaries, Petrolane Incorporated ("Petrolane"), AmeriGas Propane, Inc. and Diamond Acquisition, Inc. ("Diamond").
(2) Based on the number of units held by its direct and indirect wholly owned subsidiaries mentioned in footnote (1).
(3) Includes 2,922,235 Common Units for which AmeriGas Propane, Inc. has sole voting and investment power, and 1,425,037 Common Units held by its subsidiaries, Petrolane and Diamond.
(4) Includes 1,407,911 Common Units for which Petrolane has sole voting and investment power, and 17,126 Common Units held by its subsidiary Diamond.
(5) The address of each of UGI, AmeriGas, Inc., AmeriGas Propane, Inc., Petrolane and Diamond Acquisition, Inc., is 460 North Gulph Road, King of Prussia, PA 19406.
(6) Includes 13,250,146 Subordinated Units for which AmeriGas Propane, Inc. has sole voting and investment power, and 6,532,000 Subordinated Units held by its subsidiaries, Petrolane and Diamond.
(7) Includes 6,432,000 Subordinated Units for which Petrolane has sole voting and investment power, and 100,000 Subordinated Units held by its subsidiary, Diamond.

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The table below sets forth as of November 4, 1996 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns (i) any Subordinated Units, or (ii) more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                                                                 AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                         BENEFICIAL OWNERSHIP(1)
------------------------                                         -----------------------
Lon R. Greenberg                                                        1,500 (2)
Thomas F. Donovan                                                       1,000
Robert C. Forney                                                        1,600
James W. Stratton                                                       1,000
Stephen A. Van Dyck                                                     1,000
David I. J. Wang                                                        5,000
Eugene V.N. Bissell                                                         0
Brendan P. Bovaird                                                          0
R. Paul Grady                                                           2,300
David C. Riggan                                                           500
Directors and executive officers as a group (14 persons)               13,900

----------
(1)   Sole voting and investment power unless otherwise specified.
(2)   Units are held by Mr. Greenberg as custodian for dependent children.

         The General Partner is a wholly owned subsidiary of AmeriGas, which is a wholly owned subsidiary of UGI. The table below sets forth, as of November 4, 1996, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns more than 1% of UGI's outstanding shares. The total shares beneficially owned by the directors and executive officers as a group (including 163,111 shares subject to options exercisable within the 60 days following November 4, 1996), represents less than 1% of UGI's outstanding shares.


                                                   AMOUNT AND
                                                   NATURE OF
                                                   BENEFICIAL
                                                   OWNERSHIP
                                                    EXCLUDING                   STOCK
NAME OF BENEFICIAL OWNER                           OPTIONS (1)                  OPTIONS              TOTAL
------------------------                           -----------                  -------              -----
Lon R. Greenberg                                    24,899                     122,778              147,677
Thomas F. Donovan                                        0                           0                    0
Robert C. Forney                                     4,675                       4,000                8,675
James W. Stratton                                    1,275                       5,000                6,275
Stephen A. Van Dyck                                      0                           0                    0
David I. J. Wang                                    14,275                       5,000               19,275
Eugene V.N. Bissell                                      0                       1,000                1,000
Brendan P. Bovaird                                      52                       5,000                5,052
R. Paul Grady                                          903                      13,333               14,236
David C. Riggan                                         25                       1,000                1,025
Directors and executive officers
        as a group (14 persons)                     46,147                     163,111              209,258

----------
(1)   Sole voting and dispositive power, except as otherwise specified.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. In October 1996, the General Partner provided the Partnership with a revolving line of credit up to a maximum of $20 million. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Partnership. The rates of interest and fees for this line of credit will be determined based on the terms of the Partnership's Revolving Credit Facility, and it will be available until April 12,

1998, the termination date of the Revolving Credit Facility. See Note 4 to the Partnership's Consolidated Financial Statements, filed as an exhibit to this Report.

         The Partnership and the General Partner also have extensive ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection therewith, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with general liability, automobile and workers' compensation insurance for up to $500,000 over the Partnership's self-insured retention. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business--Trade Names; Trade and Service Marks," UGI, Petrolane and the General Partner have licensed the trade names "AmeriGas," "America's Propane Company" and "Petrolane" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services.

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The financial statements and financial statement schedules incorporated by reference or included in this Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules set forth on pages F-2 through F-4 of this Report, which is incorporated herein by reference.

         (3) LIST OF EXHIBITS:

         The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

================================================================================================================================
                                                    INCORPORATION BY REFERENCE
================================================================================================================================

   EXHIBIT NO.                          EXHIBIT                            REGISTRANT               FILING            EXHIBIT
================================================================================================================================
       2.1         Merger and Contribution Agreement among AmeriGas         AmeriGas        Registration               10.21
                   Partners, L.P., AmeriGas Propane, L.P., New           Partners, L.P.     Statement on Form S-4
                   AmeriGas Propane, Inc., AmeriGas Propane, Inc.,                          (No. 33-92734)
                   AmeriGas Propane-2, Inc., Cal Gas Corporation of
                   America, Propane Transport, Inc. and NORCO
                   Transportation Company

       2.2         Conveyance and Contribution Agreement among         AmeriGas Partners,   Registration               10.22
                   AmeriGas Partners, L.P., AmeriGas Propane, L.P.            L.P.          Statement on Form S-4
                   and Petrolane Incorporated                                               (No. 33-92734)
--------------------------------------------------------------------------------------------------------------------------------
       3.1         Amended and Restated Agreement of Limited           AmeriGas Partners,   Form 10-K                   3.1
                   Partnership of AmeriGas Partners, L.P. dated as            L.P.          (9/30/95)
                   of September 18, 1995
--------------------------------------------------------------------------------------------------------------------------------

================================================================================================================================
                                                    INCORPORATION BY REFERENCE
================================================================================================================================

   EXHIBIT NO.                          EXHIBIT                            REGISTRANT               FILING            EXHIBIT
================================================================================================================================
       3.2         Certificate of Incorporation of                     AmeriGas Partners,   Registration                3.3
                   AmeriGas Finance Corp.                                     L.P.          Statement on Form S-4
                                                                                            (No. 33-92734)

       3.3         Bylaws of AmeriGas Finance Corp.                    AmeriGas Partners,   Registration                3.4
                                                                              L.P.          Statement on Form S-4
                                                                                            (No. 33-92734)
--------------------------------------------------------------------------------------------------------------------------------
       4.1         Indenture dated as of April 19, 1995 among          AmeriGas Partners,   Form 10-Q (3/31/95)         4.1
                   AmeriGas Partners, L.P., AmeriGas Finance Corp.,           L.P.
                   and First Union National Bank (formerly, First
                   Fidelity Bank, National Association) as Trustee

       4.2         Specimen Certificate of Notes                        AmeriGas Partners,  Form 10-Q (3/31/95)         4.2
                                                                              L.P.

       4.3         Registration Rights Agreement dated as of April     AmeriGas Partners,   Form 10-Q (3/31/95)         4.3
                   19, 1995 among Donaldson, Lufkin & Jenrette                L.P.
                   Securities Corporation, Smith Barney, Inc.,
                   AmeriGas Partners, L.P. and AmeriGas Finance
                   Corp.

       4.4         First Mortgage Notes Agreement dated as of April    AmeriGas Partners,   Form 10-Q (3/31/95)        10.8
                   12, 1995 among The Prudential Insurance Company            L.P.
                   of America, Metropolitan Life Insurance Company,
                   and certain other institutional investors and
                   AmeriGas Propane, L.P., New AmeriGas Propane,
                   Inc. and Petrolane Incorporated
--------------------------------------------------------------------------------------------------------------------------------


================================================================================================================================
                                                    INCORPORATION BY REFERENCE
================================================================================================================================

   EXHIBIT NO.                          EXHIBIT                            REGISTRANT               FILING            EXHIBIT
================================================================================================================================
      10.1         Credit Agreement dated as of April 12, 1995         AmeriGas Partners,   Registration               10.1
                   among AmeriGas Propane, L.P., AmeriGas Propane,            L.P.          Statement on Form S-4
                   Inc., Petrolane Incorporated, Bank of America                            (No. 33-92734)
                   National Trust and Savings Association, as Agent
                   and certain banks

      *10.2        First Amendment dated as of July 31, 1995 to
                   Credit Agreement

      *10.3 Second Amendment dated as of October 28, 1996 to Credit Agreement


      10.4         Intercreditor and Agency Agreement dated as of      AmeriGas Partners,   Form 10-Q (3/31/95)        10.2
                   April 19, 1995 among AmeriGas Propane, Inc.,               L.P.
                   Petrolane Incorporated, AmeriGas Propane, L.P.,
                   Bank of America National Trust and Savings
                   Association ("Bank of America") as Agent,
                   Mellon Bank, N.A. as Cash Collateral Sub-Agent,
                   Bank of America as Collateral Agent and certain
                   creditors of AmeriGas Propane, L.P.

      10.5         General Security Agreement dated as of April 19,   AmeriGas Partners     Form 10-Q (3/31/95)        10.3
                   1995 among AmeriGas Propane, L.P., Bank of                 L.P.
                   America National Trust and Savings Association
                   and Mellon Bank, N.A.

      10.6         Subsidiary Security Agreement dated as of April     AmeriGas Partners,   Form 10-Q (3/31/95)        10.4
                   19, 1995 among AmeriGas Propane, L.P., Bank of             L.P.
                   America National Trust and Savings Association
                   as Collateral Agent and Mellon Bank, N.A. as
                   Cash Collateral Agent
--------------------------------------------------------------------------------------------------------------------------------

================================================================================================================================
                                                    INCORPORATION BY REFERENCE
================================================================================================================================

   EXHIBIT NO.                          EXHIBIT                            REGISTRANT               FILING            EXHIBIT
================================================================================================================================
      10.7         Restricted Subsidiary Guarantee dated as of         AmeriGas Partners,   Form 10-Q (3/31/95)        10.5
                   April 19, 1995 by AmeriGas Propane, L.P. for the           L.P.
                   benefit of Bank of America National Trust and
                   Savings Association, as Collateral Agent

      10.8         Trademark License Agreement dated April 19, 1995    AmeriGas Partners,   Form 10-Q (3/31/95)        10.6
                   among UGI Corporation, AmeriGas, Inc., AmeriGas            L.P.
                   Propane, Inc., AmeriGas Partners, L.P. and
                   AmeriGas Propane, L.P.

      10.9         Trademark License Agreement dated April 19, 1995    AmeriGas Partners,   Form 10-Q (3/31/95)        10.7
                   among AmeriGas Propane, Inc., AmeriGas Partners,           L.P.
                   L.P. and AmeriGas Propane, L.P.


     10.11**       UGI Corporation 1992 Stock Option and Dividend       UGI Corporation     Form 10-Q (6/30/92)      10(ee.)
                   Equivalent Plan, as amended May 19, 1992.

     10.12**       UGI Corporation Annual Bonus Plan dated March 8,     UGI Corporation     Form 10-Q (6/30/96)       10.4
                   1996.

     10.13**       AmeriGas Partners, L.P. Annual Bonus Plan dated     AmeriGas Partners,   Form 10-Q (6/30/96)       10.1
                   March 8, 1996.                                             L.P.

     10.14**       Amended and Restated Senior Executive Retirement     UGI Corporation     Form 10-K (9/30/94)       10.43
                   Plan for Certain Employees of UGI Corporation
                   and its Subsidiaries and Affiliates, effective
                   October 27, 1992.

     10.15**       UGI Corporation Senior Executive Severance Pay       UGI Corporation     Form 10-K (9/30/94)       10.44
                   Plan dated April 30, 1993.
--------------------------------------------------------------------------------------------------------------------------------

================================================================================================================================
                                                    INCORPORATION BY REFERENCE
================================================================================================================================

   EXHIBIT NO.                          EXHIBIT                            REGISTRANT               FILING            EXHIBIT
================================================================================================================================
      10.16        Stock Purchase Agreement, dated May 27, 1989 as         Petrolane        Registration on Form     10.16(a)
                   amended and restated July 31, 1989, between           Incorporated/      S-1
                   Texas Eastern Corporation and QFB Partners            AmeriGas, Inc.     (No. 33-69450)


      10.17        Amended and Restated Sublease Agreement dated        UGI Corporation     Form 10-K (9/30/94)        10.35
                   April 1, 1988, between Southwest Salt Co. and AP
                   Propane, Inc. (the "Southwest Salt Co.
                   Agreement")

      10.18        Letter dated September 26, 1994 pursuant to          UGI Corporation     Form 10-K (9/30/94)        10.36
                   Article 1, Section 1.2 of the Southwest Salt Co.
                   Agreement re option to renew for period of June
                   1, 1995 to May 31, 2000.

     *10.19        Credit Agreement dated October 28, 1996 between
                   AmeriGas Propane, Inc. and AmeriGas Partners,
                   L.P.


      10.20        Agreement by Petrolane Incorporated and certain         Petrolane        Form 10-K (9/23/94)        10.13
                   of its subsidiaries parties thereto                    Incorporated
                   ("Subsidiaries") for the Sale of the
                   Subsidiaries' Inventory and Assets to the Goodyear
                   Tire & Rubber Company and D.C.H., Inc., as
                   Purchaser, dated as of December 18, 1985.

     10.21**       UGI Corporation 1992 Non-Qualified Stock Option     AmeriGas Partners,   Form 10-K (9/30/95)        10.19
                   Plan                                                       L.P.

    *10.22**       Agreement with Robert C. Mauch dated July 25,
                   1996.

     10.23**       Change of Control Agreement between UGI              UGI Corporation     Form 10-Q (6/30/96)        10.1
                   Corporation and Lon R. Greenberg
--------------------------------------------------------------------------------------------------------------------------------

================================================================================================================================
                                                    INCORPORATION BY REFERENCE
================================================================================================================================

   EXHIBIT NO.                          EXHIBIT                            REGISTRANT               FILING            EXHIBIT
================================================================================================================================
     10.25**       Form of Change of Control Agreement between UGI      UGI Corporation     Form 10-Q (6/30/96)        10.3
                   Corporation and Messrs. Bissell, Bovaird, Grady
                   and Katz.
--------------------------------------------------------------------------------------------------------------------------------
       *13         Pages 10 through 23 of AmeriGas Partners, L.P.
                   Annual Report for the year ended September 30,
                   1996

       *21         Subsidiaries of AmeriGas Partners, L.P.

       *27         Financial Data Schedule

       *99         Cautionary Statements Affecting Forward-looking
                   Information
--------------------------------------------------------------------------------------------------------------------------------

*     Filed herewith.
** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      During the last quarter of the 1996 fiscal year, the Partnership filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERIGAS PARTNERS, L.P.


Date:  December 9, 1996                    By:   AmeriGas Propane, Inc.
                                                 its General Partner




                                           By:   David C. Riggan
                                                 ----------------------------
                                                 David C. Riggan
                                                 Vice President -
                                                 Finance and Accounting


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 9, 1996 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.


      SIGNATURE                                   TITLE



Lon R. Greenberg
--------------------------               President, Chairman and Chief
Lon R. Greenberg                         Executive Officer
                                         (Principal Executive
                                         Officer) and Director

David C. Riggan
--------------------------               Vice President -
David C. Riggan                          Finance and Accounting
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)

         SIGNATURE                                      TITLE


Thomas F. Donovan                                      Director
----------------------
Thomas F. Donovan


Stephen A. Van Dyck                                    Director
----------------------
Stephen A. Van Dyck


Robert C. Forney                                       Director
----------------------
Robert C. Forney


James W. Stratton                                      Director
----------------------
James W. Stratton


David I. J. Wang                                       Director
----------------------
David I. J. Wang

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AMERIGAS FINANCE CORP.



Date:  December 9, 1996                          By:   David C. Riggan
                                                       ---------------
                                                       David C. Riggan
                                                       Vice President -
                                                       Finance and Accounting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 9, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.


      Signature                                            Title



Lon R. Greenberg                                  President and Chief
----------------------                            Executive Officer
Lon R. Greenberg                                  (Principal Executive
                                                  Officer) and Director

David C. Riggan                                   Vice President -
----------------------                            Finance and Accounting
David C. Riggan                                   (Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer) and
                                                  Director

Brendan P. Bovaird                                Director
----------------------
Brendan P. Bovaird

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.





                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 1996

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of Arthur Andersen dated November 22, 1996, listed in the following index, are included in AmeriGas Partners' 1996 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 1996 Annual Report to Unitholders is not to be deemed filed as part of this Report.


                                                                                                              Annual Report
                                                                                       Form 10-K              to Unitholders
                                                                                        (page)                    (page)
                                                                                        ------                    ------
AmeriGas Partners, L.P. and Subsidiaries
Financial Statements:

    Report of Independent Public Accountants                                          Exhibit 13                    23

    Consolidated Balance Sheets as of September 30,
       1996 and 1995                                                                  Exhibit 13                    10

    Consolidated Statements of Operations for the year ended
       September 30, 1996 and the period April 19, 1995 to
       September 30, 1995                                                             Exhibit 13                    11

    Consolidated Statements of Cash Flows for the year ended
       September 30, 1996 and the period April 19, 1995 to
       September 30, 1995                                                             Exhibit 13                    12

    Consolidated Statements of Partners' Capital for the year ended
       September 30, 1996 and the period April 19, 1995 to
       September 30, 1995                                                             Exhibit 13                    13

    Notes to Consolidated Financial Statements                                        Exhibit 13                  14-22

Financial Statement Schedules:

    I -  Condensed Financial Information of Registrant
              (Parent Company)                                                        S-1 to S-3

    II - Valuation and Qualifying Accounts                                            S-4

Report of Independent Public Accountants
    on Financial Statement Schedules                                                  S-5


                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                                       Form 10-K
                                                                                        (page)
AmeriGas Finance Corp.
    Financial Statements:

         Report of Independent Public Accountants                                         F-6

         Balance Sheets as of September 30, 1996 and 1995                                 F-7

         Statements of Stockholder's Equity for the year ended
              September 30, 1996 and the period March 13, 1995 to
              September 30, 1995                                                          F-8

         Note to Financial Statements                                                     F-9

AmeriGas Propane, Inc./AmeriGas Propane-2, Inc. (Predecessor of AmeriGas Partners, L.P.)

    Financial Statements:

         Reports of Independent Public Accountants                                     F-11 to F-12

    Combined Statements of Income for the period September 24,
         1994 to April 19, 1995 and the year ended September 23,
         1994                                                                            F-13

    Combined Statements of Cash Flows for the period September 24,
         1994 to April 19, 1995 and the year ended September
         23, 1994                                                                        F-14

    Combined Statements of Stockholder's Equity for the period September 24,
         1994 to April 19, 1995 and the year ended
         September 23, 1994                                                              F-15

    Notes to Combined Financial Statements                                           F-16 to F-27

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                                         Form 10-K
                                                                                          (page)
                                                                                          ------
Petrolane Incorporated and Subsidiaries (Predecessor of
    AmeriGas Partners, L.P.)
Financial Statements:

         Report of Independent Public Accountants                                        F-29

         Consolidated  Statements of Operations for the period
              September 24, 1994 to April 19, 1995 and the year
              ended September 23, 1994                                                   F-30

         Consolidated Statements of Cash Flows for the period
              September 24, 1994 to April 19, 1995 and the year
              ended September 23, 1994                                                   F-31

         Consolidated Statements of Stockholders' Equity for the
              period September 24, 1994 to April 19, 1995 and the
              year ended September 23, 1994                                              F-32

         Notes to Consolidated Financial Statements                                  F-33 to F-44

All other financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included elsewhere in the respective financial statements or notes thereto contained herein.

                             AMERIGAS FINANCE CORP.


                              FINANCIAL STATEMENTS
              for the year ended September 30, 1996 and the period
                      March 13, 1995 (date of incorporation)
                              to September 30, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To AmeriGas Finance Corp.:


We have audited the accompanying balance sheets of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 1996 and 1995, and the related statements of stockholder's equity for the year ended September 30, 1996 and the period March 13, 1995 to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets and statements of stockholder's equity referred to above present fairly, in all material respects, the financial position of AmeriGas Finance Corp. as of September 30, 1996 and 1995, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Chicago, Illinois
November 22, 1996

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS


                                                                     September 30,
ASSETS                                                            1996           1995
------                                                            ----           ----
   Cash                                                        $ 1,000         $    --
   Subscription receivable                                          --           1,000
                                                               -------         -------
           Total assets                                        $ 1,000         $ 1,000
                                                               =======         =======

STOCKHOLDER'S EQUITY
--------------------
   Common stock, $.01 par value; 100 shares authorized;        $     1         $     1
           100 shares issued and outstanding
   Additional paid-in capital                                      999             999
                                                               -------         -------
           Total stockholder's equity                          $ 1,000         $ 1,000
                                                               =======         =======

The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY




                                                                     Additional
                                                        Common        Paid-in       Retained       Treasury
                                                        Stock         Capital       Earnings        Stock
                                                        -----         -------       --------        -----
Balance March 13, 1995                                   $--            $ --           $--           $--
Subscription for AmeriGas Finance
   Corp. Common Stock                                      1             999
                                                         ---            ----           ---           ---
Balance September 30, 1995                                 1             999            --            --
                                                         ---            ----           ---           ---
Balance September 30, 1996                               $ 1            $999           $--           $--
                                                         ===            ====           ===           ===

The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995

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

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
                    (Predecessor of AmeriGas Partners, L.P.)




                          COMBINED FINANCIAL STATEMENTS
                       for the period September 24, 1994,
                            to April 19, 1995 and the
                          year ended September 23, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of AmeriGas Partners, L.P.
and The Board of Directors of AmeriGas Propane, Inc. :


We have audited the accompanying consolidated statements of income, stockholder's equity and cash flows of AmeriGas Propane, Inc. and subsidiaries and AmeriGas Propane-2, Inc. (Predecessor) (collectively, the "Company") for the period September 24, 1994 to April 19, 1995. These financial statements and the schedule referred to below are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AmeriGas Propane, Inc. and subsidiaries and AmeriGas Propane-2, Inc. (Predecessor) for the period September 24, 1994 to April 19, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the period September 24, 1994 to April 19, 1995, listed in the Index to Financial Statements and Financial Statement Schedules, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 5 to the combined financial statements, effective September 24, 1994, the Company changed its method of accounting for postemployment benefits. As discussed in Note 3 to the combined financial statements, the Company has given retroactive effect to the change in its method of accounting for propane inventories.



ARTHUR ANDERSEN LLP


Chicago, Illinois
December 4, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholder
AmeriGas Propane, Inc. and AmeriGas Propane-2, Inc.
Valley Forge, Pennsylvania


We have audited the combined statements of income, common stockholder's equity and cash flows of AmeriGas Propane, Inc. and subsidiaries and AmeriGas Propane-2, Inc. (collectively, "the Company") for the year ended September 23, 1994. We have also audited the related financial statement schedule for the year ended September 23, 1994. These financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of AmeriGas Propane, Inc. and subsidiaries and AmeriGas Propane-2, Inc. for the year ended September 23, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 3 to the combined financial statements, the Company changed its method of accounting for propane inventories in March 1995 and restated prior period financial statements to reflect the change.



COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, PA
December 12, 1994, except for Note 3,
as to which the date is March 23, 1995

               AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.
                          COMBINED STATEMENTS OF INCOME
                             (Thousands of dollars)



                                                                                           Year
                                                                      September 24,        Ended
                                                                         1994 to        September 23,
                                                                      April 19, 1995      1994 (a)
                                                                      --------------      --------
Revenues (note 1):
  Propane                                                                $218,078        $330,518
  Other                                                                    24,107          36,602
                                                                         --------        --------
                                                                          242,185         367,120
                                                                         --------        --------
Costs and expenses:
  Cost of sales - propane                                                 106,596         158,799
  Cost of sales - other                                                    12,693          17,972
  Operating and administrative expenses                                    62,706         100,919
  Operating and administrative expenses - related parties (note 7)         22,440          33,913
  Depreciation and amortization (note 1)                                   13,589          23,088
  Miscellaneous (income) - related parties (note 7)                        (6,512)         (9,767)
  Miscellaneous (income), net (note 8)                                     (1,709)         (4,237)
                                                                         --------        --------
                                                                          209,803         320,687
                                                                         --------        --------

Operating income                                                           32,382          46,433
Interest expense                                                           14,569          25,868
                                                                         --------        --------

Income before income taxes                                                 17,813          20,565
Income taxes (notes 1 and 4)                                               14,891          10,906
                                                                         --------        --------

Income before extraordinary loss and accounting change                      2,922           9,659
Extraordinary loss - debt restructuring (note 2)                          (11,892)           --
Change in accounting for postemployment benefits (note 5)                  (1,650)           --
                                                                         --------        --------

Net income (loss)                                                        $ 10,620)       $  9,659
                                                                         ========        ========

(a) Restated to reflect a change in accounting for propane inventories (see note
3).

The accompanying notes are an integral part of these financial statements.

              AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                                     Year
                                                                  September 24,      Ended
                                                                    1994 to      September 23,
                                                                 April 19, 1995     1994 (a)
                                                                 --------------     --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                                $(10,620)      $  9,659
  Adjustments to reconcile net income (loss) to net
      cash provided by continuing operating activities:
        Depreciation and amortization                                13,589         23,088
        Deferred income taxes, net                                    5,538         (1,742)
        Provision for uncollectible accounts                          1,202          1,785
        Extraordinary loss - debt restructuring                      11,892           --
        Change in accounting for postemployment benefits              1,650           --
        Gain on sale of property, plant and equipment                  (363)        (1,742)
        Other, net                                                     (772)           (37)
                                                                   --------       --------
                                                                     22,116         31,011
        Net change in:
            Accounts receivable                                      (5,998)        (3,717)
            Inventories                                               7,152         (2,675)
            Accounts payable                                         (3,903)       (12,663)
            Receivable from / payable to related parties, net         4,641         (7,800)
            Other current assets and liabilities                      5,963          5,417
                                                                   --------       --------
      Net cash provided by operating activities                      29,971          9,573
                                                                   --------       --------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Expenditures for property, plant and equipment                     (5,605)        (8,948)
  Proceeds from disposals of property, plant and equipment            1,098          4,201
  Acquisitions of businesses, net of cash acquired                     (156)        (4,608)
                                                                   --------       --------
      Net cash used by investing activities                          (4,663)        (9,355)
                                                                   --------       --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payment of dividends                                               (5,286)       (23,604)
  Repayment of long-term debt                                          (852)        (1,513)
  Capital contributions from AmeriGas                                  --            5,001
                                                                   --------       --------
      Net cash used by financing activities                          (6,138)       (20,116)
                                                                   --------       --------

Cash and cash equivalents increase (decrease)                        19,170        (19,898)
                                                                   ========       ========
CASH  AND  CASH  EQUIVALENTS:
  End of period                                                      37,743         18,573
  Beginning of period                                                18,573         38,471
                                                                   --------       --------
      Increase (decrease)                                          $ 19,170       $(19,898)
                                                                   ========       ========

(a) Restated to reflect a change in accounting for propane inventories (see note
3).

The accompanying notes are an integral part of these financial statements.

              AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.
                  COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)




                                                                        Additional
                                                             Common      Paid-in           Accumulated
                                                              Stock      Capital             Deficit
                                                              -----      -------             -------
 Balance September 23, 1993                                    $-       $198,074           $ (2,531)
     Net income                                                                               9,659
     Dividends - cash                                                    (10,281)           (13,323)
     Capital contribution from AmeriGas (note 7)                           5,001
                                                               --       --------           --------

 Balance September 23, 1994                                     -        192,794             (6,195)

     Net loss                                                                               (10,620)
     Dividends - cash                                                     (5,286)
                                                               --       --------           --------

 Balance April 19, 1995                                       $--       $187,508           $(16,815)
                                                               ==        =======           ========

The accompanying notes are an integral part of these financial statements.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Thousands of dollars)


         1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION

            AmeriGas Propane, Inc., a Delaware corporation (AmeriGas Propane), and AmeriGas Propane-2, Inc., a Pennsylvania corporation incorporated on January 5, 1994 ("AGP-2", and together with AmeriGas Propane, "the Company"), are wholly owned subsidiaries of AmeriGas, Inc. (AmeriGas) engaged in the distribution of propane and related equipment and supplies. On April 19, 1995, pursuant to a Merger and Contribution Agreement, AmeriGas Propane and certain of its operating subsidiaries, and AGP-2 were merged into AmeriGas Propane, L.P., (the "Operating Partnership"), a Delaware limited partnership formed to acquire and operate the propane business and assets of the Company and Petrolane Incorporated (Petrolane) (see Note 2).

            COMBINATION AND CONSOLIDATION PRINCIPLES

            The combined financial statements include the consolidated accounts of AmeriGas Propane and its subsidiaries and the accounts of AGP-2. All significant intercompany accounts and transactions have been eliminated. The combined financial statements include the results of operations and cash flows of the Company through April 19, 1995, the date of the Merger and Contribution Agreement.

            COMBINED STATEMENTS OF CASH FLOWS

            Cash equivalents include all highly liquid investments with maturities of three months or less when purchased and are recorded at cost plus accrued interest which approximates market value.

            Interest paid during the period September 24, 1994 to April 19, 1995 (the 1995 seven-month period) and the year ended September 23, 1994 was $14,525 and $25,406, respectively. Income taxes paid during the 1995 seven-month period and the year ended September 23, 1994 were $5,341 and $9,773, respectively.

            The Company incurred capital lease obligations during the year ended September 23, 1994 of $1,559. There were no additions to capital leases during the 1995 seven-month period.

            REVENUE RECOGNITION

            Revenues from the sale of propane are recognized principally as product is shipped or delivered to customers.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


            INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined using an average cost method for propane inventories, specific identification for appliances, and the first-in, first-out
            (FIFO) method for all other inventories.

            PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

            Property, plant and equipment is stated at cost. Amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When plant and equipment are retired or otherwise disposed of, any gains or losses are recorded in operations.

            Depreciation of property, plant and equipment is computed using the straight-line method over estimated service lives ranging from two to 40 years.

            GOODWILL AND OTHER INTANGIBLES

            Goodwill recognized as a result of business combinations accounted for as purchases is amortized on a straight-line basis over 40 years. Other intangibles consisting principally of covenants not to compete, are amortized over the estimated periods of benefit which do not exceed seven years. Amortization expense during the 1995 seven-month period and the year ended September 23, 1994 was $5,262 and $8,305, respectively.

            It is the Company's policy to review goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of goodwill and other intangible assets is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

            INCOME TAXES

            Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


            The Company joined with AmeriGas and its parent, UGI Corporation
            (UGI) in filing a consolidated federal income tax return. The Company was allocated tax assets, liabilities, expense, benefits and credits resulting from the effect of its transactions in the consolidated income tax provision determined in accordance with SFAS 109, including giving effect to all intercompany transactions. The result of this allocation was not materially different from income taxes calculated on a separate return basis.

2.          MERGER WITH AMERIGAS PROPANE, L.P.

            On April 19, 1995, a subsidiary of AmeriGas acquired by merger (the "Petrolane Merger") the approximately 65% of Petrolane common shares outstanding not already owned by UGI or AmeriGas. Immediately after the Petrolane Merger, AmeriGas Propane and certain of its operating subsidiaries, and AGP-2 merged into the Operating Partnership (the "Formation Merger"), a subsidiary of AmeriGas Partners, a Delaware limited partnership formed to acquire and operate these businesses (collectively, "the Partnership"). Also on April 19, 1995, Petrolane conveyed substantially all of its assets and liabilities to the Operating Partnership. In addition, certain senior indebtedness of AmeriGas Propane assumed by the Operating Partnership with a face value of $208,000 was exchanged for First Mortgage Notes of the Operating Partnership and certain senior indebtedness of Petrolane with a face value of $200,000 was also exchanged for such First Mortgage Notes. Following these transactions, on April 19, 1995, AmeriGas Partners completed its initial public offering of 15,452,000 Common Units.

            As a result of the exchange of certain of the Company's indebtedness for First Mortgage Notes of the Operating Partnership, the Company recorded an extraordinary loss of $19,673 pre-tax ($11,892 after-tax). In addition, the Company expensed $5,916 of deferred tax benefits representing the Company's deferred tax benefits no longer realizable as a result of the Formation Merger.

3.          CHANGE IN ACCOUNTING FOR PROPANE INVENTORIES

            During the three months ended March 23, 1995, the Company changed its method of determining the cost of its propane inventories from the last-in, first-out (LIFO) method to the average cost method. Due to the seasonality of the Company's business and the fluctuating level of inventories during the year, the Company believes that the average cost method will result in a better matching of current revenues and costs on an interim basis.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


            Also, the average cost method provides a more meaningful presentation of the financial position of the Company by including more recent costs in inventory.

            The change in accounting has been applied retroactively to prior periods by restating the financial statements as required by generally accepted accounting principles. The restatement decreased previously reported net income for the year ended September 23, 1994 by $298.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


4. INCOME TAXES

            The provisions for income taxes consist of the following:

            -------------------------------------------------------------------------------

                                               September 24, 1994          Year Ended
                                                     to April 19,       September 23,
                                                             1995                1994
            ------------------------------------------------------------------------------
            Current:
                 Federal                                  $ 8,155             $10,535
                 State                                      1,198               2,113
            -------------------------------------------------------------------------------
                                                            9,353              12,648
            Deferred                                        5,538              (1,742)
            -------------------------------------------------------------------------------
              Total income taxes                          $14,891             $10,906
            -------------------------------------------------------------------------------

            A reconciliation from the statutory federal tax rate to the effective tax rate is as follows:

            --------------------------------------------------------------------------------------------
                                                                September 24, 1994          Year Ended
                                                                      to April 19,       September 23,
                                                                              1995                1994
            --------------------------------------------------------------------------------------------
            Statutory federal tax rate                                        35.0%               35.0%
            Difference in tax rate due
                 to:
                    State income taxes, net of federal
                       income tax benefit                                      5.8                 5.3
                    Nondeductible amortization of
                       goodwill                                                9.6                12.2
                    Adjustment to deferred taxes as a
                       result of the Formation Merger                         33.2                   -
            Other, net                                                           -                  .5
            --------------------------------------------------------------------------------------------
            Effective tax rate                                               83.6%               53.0%
            --------------------------------------------------------------------------------------------

5. PENSION PLAN AND OTHER POSTEMPLOYMENT BENEFITS

            Employees of the Company participated in the AmeriGas Propane, Inc. Pension Plan (AmeriGas Propane Plan), a noncontributory defined contribution pension plan. Company

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


            contributions to the AmeriGas Propane Plan represented a percentage of each covered employee's salary. AmeriGas Propane also sponsored a 401(k) savings plan, the AmeriGas Propane, Inc. Savings Plan (Savings Plan), for its employees. Generally, participants could contribute up to 6% of their compensation on a before-tax basis. The Company could, at its discretion, match a portion of employees' contributions to the Savings Plan. The cost of benefits under the AmeriGas Propane Plan and the Savings Plan for the 1995 seven-month period and the year ended September 23, 1994 totaled $1,105 and $1,366, respectively.

            The Company provided health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements as of January 1, 1989. The Company also provided limited life insurance benefits to substantially all active and retired employees.

            The components of net periodic postretirement benefit cost are as follows:

            ----------------------------------------------------------------------------------
                                                       September 24, 1994         Year Ended
                                                             to April 19,      September 23,
                                                                     1995               1994
            ----------------------------------------------------------------------------------
            Service cost-benefits earned during
                 the period                                          $  6               $ 14
            Interest cost on accumulated
                 postretirement benefit
                 obligation                                           153                278
            Amortization of transition
                 obligation                                           118                235
            ----------------------------------------------------------------------------------
            Net periodic postretirement benefit
                 cost                                                $277               $527
            ----------------------------------------------------------------------------------

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


            The major actuarial assumptions used in determining the net periodic postretirement benefit cost for the periods covered by the financial statements are as follows:

            -------------------------------------------------------------------------
                                                September 24, 1994       Year Ended
                                                      to April 19,    September 23,
                                                              1995             1994
            -------------------------------------------------------------------------
            Discount rate                                     8.7%             7.0%
            Health care cost trend rate                   10.0-5.5         12.0-5.5
            -------------------------------------------------------------------------

            Increasing the health care cost trend rate one percent increases the net periodic postretirement benefit cost for the 1995 seven-month period and the year ended September 23, 1994 by approximately $11 and $45, respectively.

            Effective September 24, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 112 requires, among other things, the accrual of benefits provided to former or inactive employees (who are not retirees) and to their beneficiaries and covered dependents. Prior to the adoption of SFAS 112, the Company accounted for these postemployment benefits on a pay-as-you-go basis. The cumulative effect of SFAS 112 on the Company's results of operations for periods prior to September 24, 1994 of $2,730 pre-tax ($1,650 after-tax) has been reflected in the Combined Statement of Income for the 1995 seven-month period as "Change in accounting for postemployment benefits". The effect of the change in accounting for postemployment benefits on results of operations for the 1995 seven-month period was not material.

6.          COMMITMENTS AND CONTINGENCIES

            The Company leased various buildings and transportation, data processing and office equipment under operating leases. Certain of the leases contained renewal and purchase options and also contained escalation clauses. The aggregate rental expense for such leases was approximately $7,310 and $12,841 for the 1995 seven-month period and the year ended September 23, 1994, respectively.

            Prior to April 19, 1995, the Company was defending various claims and legal actions arising out of the ordinary course of business the final results of which could not be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


            actions will not have a material adverse effect on the Company's financial position but could be material to operating results in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results. As a result of the merger of the Company with the Operating Partnership on April 19, 1995 pursuant to the Merger and Contribution Agreement, these contingent liabilities were assumed by the Operating Partnership.

7.          RELATED PARTY TRANSACTIONS

            During the period July 16, 1993 through April 19, 1995, AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), first-tier subsidiaries of UGI, provided general management, supervisory, administrative and transportation services to the Company and Petrolane pursuant to management services agreements. As consideration for the services provided to the Company under the AMC Management Services Agreement (AMC Agreement) and the ATMC Management Services Agreement (ATMC Agreement), the Company was charged a monthly fee determined by multiplying the overhead expenses of AMC and ATMC by a percentage which represented the Company's share of AMC's and ATMC's total overhead expenses. The percentage was 55% during the 1995 seven-month period and the year ended September 23, 1994. For the 1995 seven-month period and the year ended September 23, 1994, the Company recorded combined management fee expense of $10,368 and $17,313 pursuant to the AMC and ATMC Agreements which amounts are included in operating and administrative expenses - related parties.

            Pursuant to the AMC Agreement, AMC arranged for AmeriGas Propane to purchase substantially all of Petrolane's propane supply needs for which Petrolane was charged AmeriGas Propane's costs. Such costs totaled $171,609 and $292,565 during the 1995 seven-month period and the year ended September 23, 1994, respectively.

            Effective July 1993 through April 19, 1995, the Company leased and subleased certain furniture and equipment to AMC. Income resulting from these leases and subleases totaled $1,205 and $2,065 for the 1995 seven-month period and the year ended September 23, 1994, respectively, and is classified as miscellaneous income - related parties.

            In order to achieve cost reductions and operational efficiencies in overlapping geographical markets, during the year ended September 23, 1994 AmeriGas Propane and Petrolane closed certain district locations and entered into a customer services agreement (Customer Services Agreement). Pursuant to the Customer Services Agreement, AmeriGas Propane served customers of closed Petrolane districts, and Petrolane served customers of closed AmeriGas Propane districts. Fees under the Customer Services

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


            Agreement generally represented a percentage, based upon retail gallon sales, of district operating expenses. Fees billed by Petrolane to AmeriGas Propane under the Customer Services Agreement totaled $6,879 and $9,130 for the 1995 seven-month period and the year ended September 23, 1994, respectively, and are reflected in operating and administrative expenses - related parties. Fees billed to Petrolane under the Customer Services Agreement totaled $5,307 and $7,702 for the 1995 seven-month period and the year ended September 23, 1994, respectively, and are reflected in miscellaneous income - related parties.

            Prior to April 19, 1995, UGI provided certain management services to the Company for a fee under a management services agreement. The fee was based upon a specified rate per retail gallon of propane sold. Under this agreement, management fee expense was $5,193 and $7,470 for the 1995 seven-month period and the year ended September 23, 1994, respectively, and is included in operating and administrative expenses - related parties. The Company also reimbursed AmeriGas and UGI for certain costs incurred on its behalf for third party services, primarily legal and insurance.

            During the year ended September 23, 1994, AGP-2 received a cash capital contribution from AmeriGas of $5,001. The contribution was used for the acquisition of propane businesses and for related working capital needs. During the period September 24, 1994 to April 19, 1995, no capital contributions were made to the Company.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


8.          MISCELLANEOUS INCOME

            Miscellaneous income comprises the following:

            -------------------------------------------------------------------------------
                                                   September 24, 1994          Year Ended
                                                         to April 19,       September 23,
                                                                 1995                1994
            -------------------------------------------------------------------------------
            Interest income                                    $  509              $1,077
            Gain on sale of fixed assets                          363               1,742
            Finance charges                                       564                 852
            Rental income                                          97                 168
            Other miscellaneous                                   176                 398
            -------------------------------------------------------------------------------

                                                               $1,709              $4,237
            -------------------------------------------------------------------------------

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


9.          SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

            In order to provide comparative financial information, the following table includes unaudited results of operations and cash flows for the period September 24, 1993 to April 23, 1994:

                                       September 24, 1993
                                                       to
                                          April 23,  1994
                                       ------------------
                                               (Unaudited)
STATEMENT OF INCOME

Revenues:                                       $ 242,973
    Propane                                        23,443
                                                ---------
    Other                                         266,416
                                                ---------

Costs and expenses:
    Cost of sales-propane                         116,491
    Cost of sales-other                            11,639
    Operating and administrative expenses          83,992
    Depreciation and amortization                  13,491
    Miscellaneous (income)                         (7,348)
                                                ---------
                                                  218,265
                                                ---------
    Operating income                               48,151
    Interest expense                               15,067
    Income taxes                                   16,363
                                                ---------
    Net income                                  $  16,721
                                                =========

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


                                                        September 24, 1993
                                                                        to
                                                           April 23,  1994
                                                        ------------------
                                                                (Unaudited)

STATEMENT OF CASH FLOWS
Cash Flows From Operating Activities:
   Net income                                                     $ 16,721
   Adjustments to reconcile to cash provided by operating
       activities:
       Depreciation and amortization                                13,491
       Deferred income taxes                                        (2,216)
       Other                                                           313
       Change in operating working capital                           2,006
                                                                  --------
       Net cash provided by operating activities                    30,315
                                                                  --------

Cash Flows From Investing Activities:
   Expenditures for property, plant and equipment                   (4,336)
   Acquisitions of businesses                                       (4,300)
   Other                                                             1,214
                                                                  --------
       Net cash used by investing activities                        (7,422)
                                                                  --------

Cash Flows From Financing Activities:
   Payment of dividends                                            (12,987)
   Repayment of long-term debt                                        (574)
   Capital contribution from AmeriGas                                5,001
                                                                  --------
       Net cash used by financing activities                        (8,560)
                                                                  --------
Cash and cash equivalents increase                                $ 14,333
                                                                  ========

                     PETROLANE INCORPORATED AND SUBSIDIARIES
                    (Predecessor of AmeriGas Partners, L.P.)



                        CONSOLIDATED FINANCIAL STATEMENTS
                        for the period September 24, 1994
                            to April 19, 1995 and the
                          year ended September 23, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of AmeriGas Partners, L.P.
and The Board of Directors of AmeriGas Propane, Inc. :


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Petrolane Incorporated (Predecessor) and subsidiaries for the year ended September 23, 1994 and for the period September 24, 1994 to April 19, 1995. These financial statements and the schedule referred to below are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Petrolane Incorporated (Predecessor) and subsidiaries for the year ended September 23, 1994 and for the period September 24, 1994 to April 19, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended September 23, 1994 and for the period September 24, 1994 to April 19, 1995, listed in the Index to Financial Statements and Financial Statement Schedules, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 4 to the consolidated financial statements, effective September 24, 1994, the Company changed its method of accounting for postemployment benefits.


ARTHUR ANDERSEN LLP

Chicago, Illinois
December 4, 1995

                    PETROLANE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Thousands of dollars, except per share)



                                                                         September 24,     Year Ended
                                                                            1994 to       September 23,
                                                                        April 19, 1995        1994
                                                                          ---------         ---------
         Revenues (note 2):
            Propane                                                       $ 327,479         $ 512,069
            Other                                                            44,609            77,640
                                                                          ---------         ---------
                                                                            372,088           589,709
                                                                          ---------         ---------
         Costs and expenses:
           Cost of sales-propane (note 6)                                   175,690           268,983
           Cost of sales-other                                               27,463            50,010
           Selling, general and administrative expenses                      79,838           134,005
           Selling, general and administrative
               expenses - related parties (note 6)                           20,469            33,316
           Depreciation and amortization (note 2)                            27,398            46,035
           Taxes - other than income taxes                                    8,491            13,069
           Miscellaneous (income) - related parties (note 6)                 (6,879)           (9,130)
           Miscellaneous (income) expense, net                               (1,851)           (3,466)
                                                                          ---------         ---------
                                                                            330,619           532,822
                                                                          ---------         ---------

         Operating income                                                    41,469            56,887
         Interest expense                                                    29,966            45,826
                                                                          ---------         ---------
         Income before income taxes and change in accounting                 11,503            11,061
         Income tax expense (note 3)                                         10,113            13,370
                                                                          ---------         ---------
         Income (loss) before change in accounting                            1,390            (2,309)
         Change in accounting for postemployment benefits (note 4)             (905)               --
                                                                          ---------         ---------
         Net income (loss)                                                $     485         $  (2,309)
                                                                          =========         =========

         Earnings (loss) per common share (note 2):
            Earnings (loss) before accounting change                      $     .13         $    (.22)
            Change in accounting for postemployment benefits                   (.08)               --
                                                                          ---------         ---------
            Net income (loss) per share                                   $     .05         $    (.22)
                                                                          =========         =========
         Average shares outstanding (thousands)                              10,501            10,501
                                                                          =========         =========



The accompanying notes are an integral part of these financial statements.

                    PETROLANE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)



                                                                                                     Year
                                                                             September 24,           Ended
                                                                                1994 to           September 23,
                                                                            April 19, 1995            1994
                                                                               --------             --------
         CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
           Net income (loss)                                                   $    485             $ (2,309)
           Adjustments to reconcile net income (loss) to net
               cash provided by operating activities:
                 Depreciation and amortization                                   27,398               46,035
                 Deferred income taxes                                            6,610               10,860
                 Amortization of debt premium and interest
                      rate swap premiums                                         (3,035)              (6,565)
                 Provision for uncollectible accounts                             1,876                1,565
                 Other, net                                                      (1,942)              (2,413)
                                                                               --------             --------
                                                                                 31,392               47,173

                 Net change in:
                     Accounts receivable                                            431                5,423
                     Inventories                                                  6,851               (3,578)
                     Prepayments and other current assets                         2,878                9,242
                     Accounts payable and other current liabilities             (19,597)                 244
                                                                               --------             --------
               Net cash provided by operating activities                         21,955               58,504
                                                                               --------             --------
         CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
           Expenditures for property, plant and equipment                        (7,291)             (22,077)
           Proceeds from disposals of property, plant and equipment               2,881                3,493
           Acquisitions of businesses, net of cash acquired                      (2,840)                  --
           Other, net                                                                --                  312
                                                                               --------             --------
               Net cash used by investing activities                             (7,250)             (18,272)
                                                                               --------             --------
         CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
           Repayment of long-term debt                                          (12,507)             (21,146)
           Increase (decrease) in working capital loans                           7,000              (19,000)
           Other                                                                 (1,304)                  --
                                                                               --------             --------
               Net cash used by financing activities                             (6,811)             (40,146)
                                                                               --------             --------
         Cash and cash equivalents increase                                    $  7,894             $     86
                                                                               ========             ========

         CASH  AND  CASH  EQUIVALENTS:
           End of period                                                       $ 18,671             $ 10,777
           Beginning of period                                                   10,777               10,691
                                                                               --------             --------
               Increase                                                        $  7,894             $     86
                                                                               ========             ========



The accompanying notes are an integral part of these financial statements.

                    PETROLANE INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Thousands of dollars)




                                                      Common Stock
                                        --------------------------------------
                                             Class A                Class B       Additional
                                        -----------------     ----------------     paid-in    Accumulated
                                        Shares    Amount      Shares    Amount     capital      deficit
                                       ---------  ------      --------- ------    ---------   -----------
Balance - September 23, 1993           1,050,000   $   11     9,450,000  $   95   $ 105,650   $   (10,334)

  Net loss                                                                                         (2,309)
  Conversion of Class B Common
      Stock pursuant to the plan of
      reorganization (note 1)          2,099,438       21    (2,099,438)    (21)
  Issuance of Class A Common
      Stock pursuant to the plan of
      reorganization (note 1)                802
                                       ---------   ------     ---------  ------   ---------   -----------

Balance - September 23, 1994           3,150,240       32     7,350,562      74     105,650       (12,643)

  Net income                                                                                          485
                                       ---------   ------     ---------  ------   ---------   -----------

Balance - April 19, 1995               3,150,240   $   32     7,350,562  $   74   $ 105,650   $   (12,158)
                                       =========   ======     =========  ======   =========   ===========



The accompanying notes are an integral part of these financial statements.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND BASIS OF PRESENTATION

         REORGANIZATION AND EMERGENCE FROM CHAPTER 11 BANKRUPTCY

         On May 21, 1993 (Petition Date), QFB Partners (QFB), Petrolane Gas Service Limited Partnership (Pet Gas), Petrolane Incorporated (Petrolane), Petrolane Finance Corp. (Pet Finance) and certain affiliated and related entities (collectively, the "Debtors") commenced cases seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On the Petition Date, the Debtors also filed a joint plan of reorganization (Plan) for which the Debtors had solicited and received prepetition acceptances. The Plan was confirmed by the Bankruptcy Court on June 25, 1993 and substantially completed (the "Closing") on July 15, 1993 (Closing
         Date). Prior to the substantial completion of the Plan, QFB was owned by QJV Corp. (QJV) and FB Pet, L.P. (FB Pet), affiliates of Quantum Chemical Corporation (Quantum) and The First Boston Corporation, respectively.

         Pursuant to the Plan, on the Closing Date, AmeriGas, Inc. (AmeriGas), a Pennsylvania corporation and a wholly owned subsidiary of UGI Corporation (UGI), received 1,050,000 shares of Petrolane Class A Common Stock (Class A Stock) representing 10% of the outstanding common stock of Petrolane and $19.4 million in cash. The holders of Pet Gas's $375 million principal amount of 13-1/4 Senior Subordinated Debentures due 2001 (Old Subordinated Debentures) received, through a series of transactions, 9,450,000 shares of Petrolane Class B Common Stock (Class B Stock), representing 90% of the common stock of Petrolane, and 1,250,000 warrants to purchase, in certain circumstances from June 30, 1996 to March 31, 1998, UGI Common Stock at an exercise price of $24 per share (UGI Warrants), subject to adjustment. On the Closing Date, all of the Old Subordinated Debentures were cancelled. As of December 23, 1993, AmeriGas had acquired 2,023,530 shares of Class B Stock at a price of $24.45 per share pursuant to the exercise of Put Rights issued under the Put Rights Agreement (Put Rights Agreement) entered into by AmeriGas, Petrolane and Continental Bank (as Put Rights Agent) pursuant to the Plan. As provided in Petrolane's Amended and Restated Articles of Incorporation, the shares of Class B Stock so acquired by AmeriGas were automatically converted into 2,023,530 shares of Class A Stock. In addition, pursuant to the exercise of Put Rights, on December 27, 1993, AmeriGas acquired an additional 75,908 shares of Class B Stock at a price of $24.45 per share (which shares were automatically converted into a like number of shares of Class A Stock). Because 562 of the 2,100,000 Put Rights issued under the Put Rights Agreement were not exercised, on January 24, 1994, Petrolane's Board of Directors, acting in accordance with the Plan, authorized the issuance and sale of 802 shares of Class A Stock to AmeriGas.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Holders of Class B Stock were given the right, from January 1, 1997 (or earlier in certain circumstances) to December 31, 2001, to exchange all or a portion of their Class B Stock for AmeriGas Common Stock constituting up to an aggregate of 26% of the shares of AmeriGas Common Stock outstanding on the Closing Date, and AmeriGas was given the right, from January 1, 1998 to December 31, 2002, to require such exchange. Prior to the time the holders of Class B Stock could exchange their Class B Stock for AmeriGas Common Stock, they were entitled to receive certain payments equal to the difference between (i) the result obtained by dividing (x) the amount of the dividend paid by AmeriGas on 18,690,000 shares of AmeriGas Common Stock (the number of shares presently owned by UGI Corporation) by (y) .89, and (ii) the amount of the dividends paid by AmeriGas on 18,690,000 shares of AmeriGas Common Stock. AmeriGas agreed to finance these payments through subordinated loans to Petrolane or, in certain circumstances, to make such payments directly.

         Also pursuant to the Plan, the senior secured debt of the Debtors was restructured which, among other things, resulted in amendments to the amortization schedules and covenants contained in the agreements governing such senior debt, and a new revolving credit facility (Revolving Credit Agreement) in an initial amount of $73 million was made available to Petrolane by certain of its senior secured lenders. AmeriGas guaranteed up to $45 million of such senior debt which guarantee was, subject to certain conditions, to decrease to $20 million over time. In addition, on the Closing Date affiliates of AmeriGas began providing Petrolane with management and administrative services. Petrolane entered into management services agreements with UGI and its subsidiaries AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC).

         ACQUISITION OF 100% OF PETROLANE BY AMERIGAS AND TRANSFER OF ASSETS TO MASTER LIMITED PARTNERSHIP

         On April 19, 1995, a subsidiary of AmeriGas acquired by merger (the "Petrolane Merger") the approximately 65% of Petrolane common shares outstanding not already owned by UGI or AmeriGas and combined the propane business and assets of Petrolane, AmeriGas Propane, Inc., a Delaware Corporation (AmeriGas Propane), and AmeriGas Propane-2, Inc. (the "Partnership Formation"). Under the terms of the Petrolane Merger approved by the Company's Class B shareholders (other than UGI) on April 12, 1995, 6,850,562 shares of the Company's Class B Common Stock not held by UGI were converted into the right to receive $16.00 per share in cash and all other rights associated with such shares expired. The Petrolane Merger consideration of approximately $109,600 was financed with the proceeds of a private placement of $110,000 of First Mortgage Notes of the Operating Partnership. Immediately after the Petrolane Merger, Petrolane, pursuant to a Conveyance and Contribution Agreement, conveyed (the "Petrolane Conveyance") substantially all of its assets and liabilities to AmeriGas Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership and subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners), a Delaware limited partnership and AmeriGas Propane and

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         AmeriGas Propane-2, Inc. (AGP-2) merged into the Operating Partnership (the "Formation Merger"). As a result of the Formation Merger and the Petrolane Conveyance, AmeriGas Propane, Inc., a Pennsylvania corporation and the general partner of AmeriGas Partners (the "General Partner"), and Petrolane each received a limited partner interest in the Operating Partnership, and the Operating Partnership received substantially all of the assets and assumed substantially all of the liabilities of AmeriGas Propane, AmeriGas Propane-2, Inc., Petrolane and their respective operating subsidiaries. The net book value of the assets contributed by Petrolane to the Operating Partnership exceeded the liabilities assumed by $77,375. Immediately after the Petrolane Conveyance, Petrolane conveyed its limited partner interest in the Operating Partnership to AmeriGas Partners in exchange for 1,407,911 Common Units and 6,432,000 Subordinated Units of AmeriGas Partners. Both Common and Subordinated Units represent limited partner interests in AmeriGas Partners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION PRINCIPLES

         The accompanying consolidated financial statements include the results of operations and cash flows of the Company for periods prior to the Petrolane Conveyance. The consolidated financial statements include results of operations and cash flows for the periods September 24, 1994 to April 19, 1995 (the 1995 seven-month period) and the year ended September 23, 1994. All significant intercompany accounts and transactions have been eliminated in consolidation.

         FRESH START ACCOUNTING

         Effective with the Closing on July 15, 1993, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (Fresh Start Accounting). Pursuant to such principles, the Company's assets were stated at reorganization value which is generally described as the value of the Company before considering liabilities on a going-concern basis following the completion of the Plan. The reorganization value of the Company was determined by reference to the remaining liabilities plus the value of the common shareholders' equity indicated by the consideration paid by AmeriGas for 30% of the outstanding shares of the Company's common stock. The reorganization value was allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations", for transactions reported on the basis of the purchase method of accounting. In this allocation, identifiable assets were valued at estimated fair value and the reorganization value in excess of identifiable assets was recorded as "reorganization value in excess of amounts allocable to identifiable assets" (excess reorganization value). Deferred taxes were provided as of the Closing Date in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         109). The effects of the adjustments to the historical amounts of individual assets and liabilities resulting from the adoption of Fresh Start Accounting and the effects of the extinguishment of debt resulting from the substantial completion of the Plan are reflected in the Predecessor's final statement of operations for the period ended July 15, 1993.

         Fresh Start Accounting is applicable because pre-reorganization shareholders received less than 50% of the Company's common stock and the reorganization value of the Company was less than the total postpetition liabilities and allowed claims.

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         Cash equivalents include all highly liquid investments with maturities of three months or less when purchased and are recorded at cost plus accrued interest which approximates market value.

         Interest paid for the 1995 seven-month period and the year ended September 23, 1994 was $33.9 million and $51.0 million, respectively. Income taxes paid for the 1995 seven-month period and the year ended September 23, 1994 were $3.6 million and $1.8 million, respectively.

         REVENUE RECOGNITION

         Revenues from the sale of propane are recognized principally when product is shipped or delivered to customers.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using an average cost method for propane, specific cost for appliances and the first-in, first-out (FIFO) method for parts and fittings.

         PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

         Property, plant and equipment is stated at cost. When plant and equipment are retired or otherwise disposed of, any gains or losses are reflected in operations.

         Depreciation of property, plant and equipment acquired by the Company subsequent to the Closing is computed using the straight-line method over estimated service lives ranging from two to 40 years.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

         Reorganization value in excess of amounts allocable to identifiable assets resulting from the application of Fresh Start Accounting is amortized on a straight-line basis over 20 years. Amortization expense during the 1995 seven-month period and the year ended September 23, 1994 was $14.2 million and $24.7 million, respectively.

         It is the Company's policy to review intangible assets, including excess reorganization value, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets, including excess reorganization value, is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

         INCOME TAXES

         Income taxes for the 1995 seven-month period and the year ended September 23, 1994, were provided based upon the provisions of SFAS
         109. SFAS 109 requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         NET EARNINGS (LOSS) PER SHARE

         Net earnings (loss) per share for the 1995 seven-month period and the year ended September 23, 1994 is based on the weighted average number of shares of Class A and Class B common stock outstanding during those periods.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       INCOME TAXES

         The Company's provisions for income taxes for the 1995 seven-month period and the year ended September 23, 1994 consist of the following:

           ---------------------------------------------------------------------------------------------------------
                                                                September 24, 1994                       Year Ended
                                                                                to                    September 23,
                                                                    April 19, 1995                             1994
           ---------------------------------------------------------------------------------------------------------
                                                                                         (Thousands)
           Current:
               Federal                                                     $ 2,936                          $ 2,406
               State                                                           567                              104
           ---------------------------------------------------------------------------------------------------------
                                                                             3,503                            2,510
           Deferred                                                          6,610                           10,860
           ---------------------------------------------------------------------------------------------------------

           Total income tax expense                                        $10,113                          $13,370
           ---------------------------------------------------------------------------------------------------------

           A reconciliation from the statutory federal tax rate to the effective tax rate is as follows:

           ---------------------------------------------------------------------------------------------------------
                                                                 September 24, 1994                      Year Ended
                                                                                 to                   September 23,
                                                                     April 19, 1995                            1994
           ---------------------------------------------------------------------------------------------------------

           Statutory federal tax rate                                          35.0%                           35.0%
           Difference in tax rate due to:
               State income taxes, net
                   of federal income tax benefit
                                                                                9.3                            12.1
               Nondeductible
                   amortization of excess
                     reorganization value                                      43.4                            78.1
               Other nondeductible
                    expenses                                                     .5                             3.7
               Adjustments related to
                    prior years                                                   -                            (3.4)
               Adjustments of deferred
                   tax balances established at
                   Closing Date                                                   -                            (6.4)
               Other                                                            (.3)                            1.8
           ---------------------------------------------------------------------------------------------------------

           Effective tax rate                                                  87.9%                          120.9%
           ---------------------------------------------------------------------------------------------------------

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       PENSION PLAN AND POSTEMPLOYMENT BENEFITS

         Concurrent with the Partnership Formation, employees of the Company became employees of the General Partner and the Partnership assumed the Company's employee-related liabilities including liabilities related to employee benefit plans. Prior to the Partnership Formation, employees of the Company participated in the Petrolane Incorporated Pension Plan (Pension Plan), a noncontributory defined contribution pension plan established on the Closing Date. Company contributions to the Pension Plan represented a percentage of each covered employee's salary. The Company also sponsored a 401(k) savings plan, the Petrolane Savings and Stock Ownership Plan (Savings Plan), for eligible employees. Under the Savings Plan, participants could contribute a percentage of their compensation on a before-tax basis. The Savings Plan also provided for discretionary employer matching contributions. The combined cost of benefits under the Pension Plan and the Savings Plan was $1.7 million for the 1995 seven-month period and $2.8 million for the year ended September 23, 1994.

         Effective September 24, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS
         112). SFAS 112 requires, among other things, the accrual of benefits provided to former or inactive employees (who are not retirees) and to their beneficiaries and covered dependents. Prior to the adoption of SFAS 112, the Company accounted for these postemployment benefits on a pay-as-you-go basis. The cumulative effect of SFAS 112 on the results of operations for periods prior to September 24, 1994 of $1.5 million pre-tax ($905,000 after-tax) has been reflected in the Consolidated Statement of Operations for the 1995 seven-month period as "Change in accounting for postemployment benefits." The effect of the change in accounting for postemployment benefits on the results of operations for the 1995 seven-month period was not material.

5.       COMMITMENTS AND CONTINGENCIES

         The Company utilized leased assets under both capital and operating leases. The aggregate operating lease rental expense charged to operations for the 1995 seven-month period and the year ended September 23, 1994 was $3.2 million and $8.8 million, respectively.

         Petrolane, in connection with its divestiture of nonpropane operations prior to its acquisition by QFB, guaranteed certain lease obligations for retail and distribution facilities, which at April 19, 1995 were estimated to aggregate approximately $109 million (subject to reduction in certain circumstances). Under certain circumstances, such obligations may be reduced by earnings of divested operations. In addition, Petrolane has guaranteed other obligations. Petrolane has been indemnified by Texas Eastern against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of the propane business, including these lease guarantees. In a June 15, 1993 Stipulation

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         and Order entered in Petrolane's bankruptcy, Texas Eastern confirmed its obligation to indemnify and hold harmless Petrolane from and against certain liabilities and losses of discontinued businesses including lease obligations. To date, Texas Eastern has directly satisfied its obligations without the Company's having to honor its guarantee.

         In addition, in connection with its sale of the international operations of Tropigas de Puerto Rico (Tropigas) to Shell Petroleum N.V. in 1989, Petrolane agreed to indemnify Shell for various scheduled claims that were pending against Tropigas. In turn, Petrolane has a right to seek indemnity on these claims first from International Controls Corp. (ICC), which sold Tropigas to Petrolane, and then from Texas Eastern. To date, Petrolane has not paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions aggregating at least $68 million, remain pending. In the above referenced Stipulation and Order, Texas Eastern confirmed its obligation to indemnify and hold harmless Petrolane from and against the liabilities discussed in this paragraph, but only to the extent that Petrolane, despite the exercise of its best efforts, is not indemnified by a third party, including ICC.

         The Company has identified environmental contamination at several properties it owned or operated. The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount is reasonably estimable. However, in many circumstances future expenditures cannot be reasonably quantified because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations. The Company intends to pursue recovery of any incurred costs through all appropriate means.

         In addition to these environmental matters, there are various other pending claims and legal actions arising out of the normal conduct of the Company's business. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results.

         The commitments and contingencies discussed herein were transferred on April 19, 1995, to AmeriGas Propane, L.P. pursuant to the Conveyance and Contribution Agreement.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       RELATED PARTY TRANSACTIONS

         Pursuant to its management agreement with UGI (UGI Management Agreement), UGI provided to the Company certain financial, accounting, human resources, risk management, insurance, legal, corporate communications, investor relations, treasury and corporate development services. For such services, UGI received a quarterly fee from Petrolane which was adjusted annually for inflation. The quarterly fee under the UGI Management Agreement, which was $2.9 million through June 1994, increased to $3.0 million in July 1994. During the 1995 seven-month period and the year ended September 23, 1994, the Company recorded management fee expense under the UGI Management Agreement of $6.8 million and $11.7 million, respectively, which is included in selling, general and administrative expenses - related parties.

         The Company also entered into a management services agreement with AMC (AMC Agreement) and a transportation services agreement with ATMC (ATMC Agreement). AMC and ATMC provided general management, supervisory, administrative and transportation services to Petrolane and AmeriGas's wholly owned subsidiaries, AmeriGas Propane and AGP-2. In consideration for such services provided to the Company, the Company paid AMC and ATMC monthly fees based upon a percentage of AMC's and ATMC's monthly overhead expenses. This percentage generally represented the proportion of incremental costs incurred by AMC and ATMC to provide such services to the Company and was subject to adjustment under certain circumstances. For the 1995 seven-month period and the year ended September 23, 1994, the Company recorded total management fee expense under the AMC and ATMC agreements of $8.3 million and $13.9 million, respectively, which is included in selling, general and administrative expenses - related parties.

         Pursuant to the AMC Agreement, AMC was required to arrange the supply and delivery of the Company's propane requirements on terms that were at least as favorable as the arrangements made for AmeriGas Propane in the same geographical areas. Subsequent to the Closing, AMC arranged for AmeriGas Propane to purchase substantially all of the Company's propane requirements from various suppliers and AmeriGas Propane has charged the Company for such propane at AmeriGas Propane's cost. Such purchases from AmeriGas Propane totaled approximately $171.6 million for the 1995 seven-month period and $293 million for the year ended September 23, 1994.

         In order to achieve cost reductions and operational efficiencies in overlapping geographical markets served by the Company and AmeriGas Propane, the Company and AmeriGas Propane closed certain district locations and entered into a customer services agreement (Customer Services Agreement). Pursuant to the Customer Services Agreement, the Company served customers of closed AmeriGas Propane districts, and AmeriGas Propane served customers of closed Company districts. Fees incurred by the Company under the Customer Services Agreement totaled $5.3 million for the 1995

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         seven-month period and $7.7 million for the year ended September 23, 1994, and are included in selling, general and administrative expenses
         - related parties. Fees billed to AmeriGas Propane under the Customer Services Agreement totaled $6.9 million for the 1995 seven-month period and $9.1 million for the year ended September 23, 1994 and are included in miscellaneous income - related parties.

         Prior to the Closing Date, Quantum, AmeriGas and the Company entered into a transition services agreement (Transition Agreement) pursuant to which Quantum provided, prior to the Closing, certain services to AmeriGas to facilitate the management of the Company after the Closing. In addition, Quantum agreed to provide to AMC and the Company, for a reasonable time after the Closing, any general and administrative services which AmeriGas and Petrolane might reasonably request. Expenses incurred by the Company under the Transition Agreement totaled $1.1 million for the year ended September 23, 1994, which amount is included in selling, general and administrative expenses. There were no such expenses incurred by the Company for the 1995 seven-month period.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

         In order to provide comparative financial information, the following table includes unaudited results of operations and cash flows for the period September 24, 1993 to April 23, 1994:

                                                              September 24, 1993
                                                                    to April 23,
                                                                            1994
                                                                            ----
                                                                     (Thousands)
        STATEMENT OF INCOME

        Revenues:                                                       $371,133
            Propane                                                       49,816
                                                                          ------
            Other                                                        420,949
                                                                         -------

        Costs and expenses:
            Cost of sales-propane                                        192,440
            Cost of sales-other                                           31,862
            Selling, general and administrative expenses                 105,713
            Depreciation and amortization                                 26,814
            Taxes-other than income taxes                                  8,349
            Miscellaneous (income)                                        (6,683)
                                                                          ------
                                                                         358,495

            Operating income                                              62,454
            Interest expense                                              26,918
            Income tax expense                                            32,843
                                                                          ------

            Net income                                                  $  2,693
                                                                        ========

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                             September 24, 1993
                                                                   to April 23,
                                                                           1994
                                                                           ----
                                                                    (Thousands)
         STATEMENT OF CASH FLOWS
         Cash Flows From Operating Activities:
            Net income                                                $  2,693
            Adjustments to reconcile to cash provided by
              operating activities:
                 Depreciation and amortization                          26,814
                 Deferred income taxes                                  26,222
                 Other                                                  (3,958)
                 Change in operating working capital                     1,870
                                                                      --------
                 Net cash provided by operating activities              53,641
                                                                      --------

         Cash Flows From Investing Activities:
             Expenditures for property, plant and
                 equipment                                              (6,887)
             Other                                                         439
                                                                      --------
                 Net cash used by investing activities                  (6,448)
                                                                      --------

         Cash Flows From Financing Activities:
             Repayment of long-term debt                                (7,355)
             Change in working capital loans                           (35,000)
                                                                      --------
                 Net cash used by financing activities                 (42,355)
                                                                      --------

         Cash and cash equivalents increase                           $  4,838
                                                                      ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)




                                                          September 30,
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
ASSETS

Accounts receivable                                  $  5,063       $  4,950
Investment in AmeriGas Propane, L.P.                  538,664        657,075
Deferred charges                                        3,217          3,521
                                                     --------       --------

       Total assets                                  $546,944       $665,546
                                                     ========       ========

LIABILITIES  AND  PARTNERS'  CAPITAL

Accounts payable                                     $     67       $     32
Accrued interest                                        4,641          4,555
                                                     --------       --------

       Total current liabilities                        4,708          4,587

Long-term debt                                        100,000        100,000

Partners' capital:
       Common unitholders                             230,376        291,988
       Subordinated unitholders                       207,439        263,362
       General partner                                  4,421          5,609
                                                     --------       --------

       Total partners' capital                        442,236        560,959
                                                     --------       --------

       Total liabilities and partners' capital       $546,944       $665,546
                                                     ========       ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)



                                                             Year          April 19
                                                            Ended             to
                                                         September 30,   September 30,
                                                             1996            1995
                                                         ------------    ------------
Equity in  income (loss) of AmeriGas Propane, L.P.         $ 20,676        $(42,414)
Interest expense                                            (10,438)         (4,693)
                                                            -------         -------

Net income (loss)                                          $ 10,238        $(47,107)
                                                            =======         =======

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)



                                                                                         Year            April 19
                                                                                        Ended               to
                                                                                     September 30,     September 30,
                                                                                         1996              1995
                                                                                     ------------      ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
       Net income (loss)                                                                $ 10,238        $ (47,107)
       Reconciliation of net income (loss) to net cash from operating activities:
          Equity in (income) loss of AmeriGas Propane, L.P.                              (20,676)          42,414
          Increase in accounts receivable                                                   (113)            --
          Increase in accounts payable                                                        35             --
          Increase in accrued interest                                                        85            4,556
          Amortization of deferred debt issuance costs                                       305              137
                                                                                        --------        ---------
            Net cash used by operating activities                                        (10,126)            --
                                                                                        --------        ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
       Contribution to AmeriGas Propane, L.P.                                               --           (447,433)
       Distribution from AmeriGas Propane, L.P.                                          102,853           18,797
                                                                                        --------        ---------
            Net cash provided (used) by investing activities                             102,853         (428,636)
                                                                                        --------        ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Distributions                                                                     (92,727)         (18,797)
                                                                                        --------        ---------
            Net cash used by financing activities                                        (92,727)         (18,797)
                                                                                        --------        ---------

PARTNERSHIP  FORMATION  TRANSACTIONS:
       Net proceeds from issuance of common units                                           --            349,751
       Capital contribution from General Partner                                            --                432
       Issuance of long-term debt                                                           --             97,250
                                                                                        --------        ---------
            Net cash provided by partnership formation transactions                         --            447,433
                                                                                        --------        ---------

Cash and cash equivalents increase                                                      $   --          $    --
                                                                                        ========        =========

CASH  AND  CASH  EQUIVALENTS:
       End of period                                                                    $   --          $    --
       Beginning of period                                                                  --               --
                                                                                        --------        ---------
            Increase                                                                    $   --          $    --
                                                                                        ========        =========

Supplemental disclosure of non-cash investing activities:

       Effective April 19, 1995, substantially all of the assets and liabilities of AmeriGas Propane, Inc., AmeriGas Propane-2, Inc. and Petrolane Incorporated and their respective operating subsidiaries were contributed at historical cost to AmeriGas Propane, L.P., a subsidiary of AmeriGas Partners, L.P. The net assets contributed of $286,956 are net of the following liabilities: accounts payable - $40,304; long-term debt - $929,828; other liabilities - $171,667.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)


                                                                          Charged
                                                         Balance at      (credited)                      Balance at
                                                         beginning      to costs and                       end of
                                                         of period        expenses        Other            period
                                                         ----------     ------------    ----------         ------
YEAR ENDED SEPTEMBER 30, 1996

Reserves deducted from assets in
   the consolidated balance sheet:

     Allowance for doubtful accounts                       $ 4,647       $ 5,568        $  (3,636)(1)     $ 6,579
                                                           =======                                         ======

     Allowance for amortization of other
         deferred costs                                    $    74       $   170        $      --         $   244
                                                           =======                                         ======

     Allowance for amortization of deferred
         financing costs                                   $   690       $ 1,548        $      --         $ 2,238
                                                           =======                                         ======

Other reserves:

     Self-insured property and casualty liability          $43,908       $12,401        $ (13,977)(2)     $42,332
                                                           =======                                        =======

     Insured property and casualty liability               $12,246       $ 6,778        $      --         $19,024
                                                           =======                                        =======

     Environmental                                         $17,906       $(5,932)       $    (580)(2)     $11,394
                                                           =======                                        =======


     Other                                                 $ 7,685       $(1,195)       $  (2,065)(2)     $ 4,235
                                                           =======                                        =======
                                                                                             (190)(4)
APRIL 19, 1995 TO SEPTEMBER 30, 1995

Reserves deducted from assets in
   the consolidated balance sheet:

     Allowance for doubtful accounts                       $ 7,257       $   778        $  (3,388)(1)     $ 4,647
                                                           =======                                        =======

     Allowance for amortization of other
         deferred costs                                    $   417       $   191        $    (534)(4)     $    74
                                                           =======                                        =======

     Allowance for amortization of deferred
         financing costs                                   $    --       $   690        $      --         $   690
                                                           =======                                        =======

Other reserves:

     Self-insured property and casualty liability          $43,849       $ 5,901        $  (6,081)(2)     $43,908
                                                           =======                                        =======
                                                                                              239 (4)


     Insured property and casualty liability               $ 7,800       $ 6,546        $  (2,100)(2)     $12,246
                                                           =======                                        =======


     Environmental                                         $21,425       $     -        $    (157)(2)     $17,906
                                                           =======                                        =======
                                                                                           (3,362)(4)

     Other                                                 $10,857       $   242        $    (490)(4)     $ 7,685
                                                           =======                                        =======
                                                                                           (2,924)(2)


(1)  Uncollectible accounts written off, net of recoveries.

(2)  Payments.

(3) Represents amounts for Petrolane Incorporated (Petrolane) as a result of the purchase on April 19, 1995 of the 65% of the common stock of Petrolane not already owned by UGI or its subsidiary AmeriGas, Inc.

(4)  Other adjustments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of AmeriGas Partners, L.P. and the Board of Directors of AmeriGas Propane, Inc.:


We have audited the accompanying consolidated balance sheets of AmeriGas Partners, L.P. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for the year ended September 30, 1996 and for the period April 19, 1995 to September 30, 1995. These financial statements and the schedules referred to below are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriGas Partners, L.P. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for the year ended September 30, 1996 and for the period April 19, 1995 to September 30, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules for the year ended September 30, 1996 and for the period April 19, 1995 to September 30, 1995, listed in the Index to Financial Statements and Financial Statement Schedules, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Chicago, Illinois
November 22, 1996

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
----------                -----------
10.2                      First Amendment dated as of July 31, 1995 to Credit Agreement

10.3                      Second Amendment dated as of October 28, 1996 to Credit Agreement.

10.19                     Financing Agreement dated October 28, 1996 between AmeriGas Propane,
                          Inc. and AmeriGas Partners, L.P.

10.22                     Agreement with Robert C. Mauch dated July 25, 1996.

13                        Pages 10 through 23 of AmeriGas Partners, L.P. Annual Report for the year ended September 30, 1996.

21                        Subsidiaries of AmeriGas Partners, L.P.

27                        Financial Data Schedule

99                        Cautionary Statements Affecting Forward-looking Information