Form 10-Q
period 1996-12-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1997-02-13
CIK 932628, 945792

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

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
              (Registrants' telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ------    -----

         At January 31, 1997, the registrants had units and shares of common stock outstanding as follows:

                 AmeriGas Partners, L.P. - 21,949,272 Common Units
                                           19,782,146 Subordinated Units
                 AmeriGas Finance Corp. -  100 shares

                            AMERIGAS PARTNERS, L.P.

                               TABLE OF CONTENTS


                                                                                                       PAGES
                                                                                                       -----
 PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.
             -----------------------

               Condensed Consolidated Balance Sheets as of December 31, 1996,
                 September 30, 1996 and December 31, 1995                                                1

               Condensed Consolidated Statements of Operations for the three
                 months ended December 31, 1996 and 1995                                                 2

               Condensed Consolidated Statements of Cash Flows for the three months
                 ended December 31, 1996 and 1995                                                        3

               Condensed Consolidated Statement of Partners' Capital for the
                 three months ended December 31, 1996                                                    4

               Notes to Condensed Consolidated Financial Statements                                    5 - 7

             AmeriGas Finance Corp.
             ----------------------

               Balance Sheets as of December 31, 1996 and September 30, 1996                             8

               Note to Balance Sheets                                                                    9

      Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                10 - 13


PART II  OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                       14

        Item 6.  Exhibits and Reports on Form 8-K                                                        14

        Signatures                                                                                       15

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)



                                                                          December 31,     September 30,      December 31,
                                                                              1996              1996              1995
                                                                         --------------   ---------------    --------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                           $     23,689       $      2,122      $      7,583
     Accounts receivable (less allowances for doubtful accounts
        of $7,265, $6,579 and $5,614, respectively)                           152,313             85,926           124,086
     Inventories                                                               93,767             82,957            66,387
     Prepaid expenses and other current assets                                 24,465             29,375             6,739
                                                                         ------------       ------------      ------------
        Total current assets                                                  294,234            200,380           204,795

Property, plant and equipment (less accumulated depreciation and
     amortization of $147,455, $138,850 and $113,890, respectively)           451,343            454,112           458,584

Intangible assets (less accumulated amortization of $98,343,
        $94,785 and $80,566, respectively)                                    685,959            691,688           735,270

Other assets                                                                   26,154             26,043            38,652
                                                                         ------------       ------------      ------------

        Total assets                                                     $  1,457,690       $  1,372,223      $  1,437,301
                                                                         ============       ============      ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
     Current maturities of long-term debt                                $      7,098       $      5,150      $      5,006
     Bank loans                                                                70,000             15,000            18,000
     Accounts payable - trade                                                  79,590             46,891            52,046
     Accounts payable - related parties                                         3,200              2,552               437
     Other current liabilities                                                 82,407            108,667            59,358
                                                                         ------------       ------------      ------------
        Total current liabilities                                             242,295            178,260           134,847

Long-term debt                                                                691,074            687,303           660,788
Other noncurrent liabilities                                                   59,624             58,927            79,361

Minority interest                                                               5,694              5,497             6,677

Partners' capital                                                             459,003            442,236           555,628
                                                                         ------------       ------------      ------------

        Total liabilities and partners' capital                          $  1,457,690       $  1,372,223      $  1,437,301
                                                                         ============       ============      ============


The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (Thousands of dollars, except per unit)




                                                                           Three Months Ended
                                                                              December 31,
                                                                    --------------------------------
                                                                          1996              1995
                                                                    ---------------    -------------
  Revenues:
     Propane                                                       $       331,894    $     256,649
     Other                                                                  28,222           29,147
                                                                    ---------------    -------------
                                                                           360,116          285,796
                                                                    ---------------    -------------

  Costs and expenses:
       Cost of sales-propane                                               191,925          148,060
       Cost of sales-other                                                  12,783           14,660
       Operating and administrative expenses                                83,607           76,920
       Depreciation and amortization                                        15,500           15,472
       Miscellaneous income, net                                            (1,398)          (2,844)
                                                                    ---------------    -------------
                                                                           302,417          252,268
                                                                    ---------------    -------------

  Operating income                                                          57,699           33,528
  Interest expense                                                         (16,706)         (15,563)
                                                                    ---------------    -------------
  Income before income taxes                                                40,993           17,965
  Income taxes                                                                (608)            (334)
  Minority interest                                                           (434)            (204)
                                                                    ---------------    -------------

  Net income                                                       $        39,951    $      17,427
                                                                    ===============    =============


  General partner's interest in net income                         $           400    $         174
                                                                    ===============    =============

  Limited partners' interest in net income                         $        39,551    $      17,253
                                                                    ===============    =============


  Income per limited partner unit                                  $           .95    $         .41
                                                                    ===============    =============


  Average limited partner units outstanding (thousands)                     41,731           41,723
                                                                    ===============    =============



The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)



                                                                        Three Months Ended
                                                                            December 31,
                                                                   -----------------------------
                                                                        1996            1995
                                                                   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $      39,951    $     17,427
  Adjustments to reconcile net income to net
      cash used by operating activities:
        Depreciation and amortization                                    15,500          15,472
        Other, net                                                        1,570             846
                                                                   -------------    ------------
                                                                         57,021          33,745
        Net change in:
            Accounts receivable                                         (67,743)        (62,603)
            Inventories                                                 (10,593)         13,073
            Accounts payable                                             33,345          15,698
            Other current assets and liabilities                        (21,597)        (23,387)
                                                                   -------------    ------------
      Net cash used by operating activities                              (9,567)        (23,474)
                                                                   -------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                         (6,553)         (7,201)
  Proceeds from disposals of assets                                         743           1,217
  Decrease in short-term investments                                        -             9,000
  Acquisitions of businesses, net of cash acquired                         (918)           (523)
                                                                   -------------    ------------
      Net cash provided (used) by investing activities                   (6,728)          2,493
                                                                   -------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                         (23,184)        (23,175)
  Minority interest activity                                               (237)           (236)
  Increase in bank loans                                                 55,000          18,000
  Issuance of long-term debt                                              7,000               8
  Repayment of long-term debt                                              (717)           (850)
  Capital contribution from General Partner                                 -                 8
                                                                   -------------    ------------
      Net cash provided (used) by financing activities                   37,862          (6,245)
                                                                   -------------    ------------


PARTNERSHIP FORMATION TRANSACTIONS:
  Fees and expenses                                                         -            (4,758)
                                                                   -------------    ------------

Cash and cash equivalents increase (decrease)                     $      21,567    $    (31,984)
                                                                   =============    ============


CASH AND CASH EQUIVALENTS:
  End of period                                                   $      23,689    $      7,583
  Beginning of period                                                     2,122          39,567
                                                                   =============    ============
      Increase (decrease)                                         $      21,567    $    (31,984)
                                                                   =============    ============

The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (unaudited)
                         (Thousands, except unit data)




                                   Number of units                                                               Total
                                   ---------------                                               General       partners'
                               Common      Subordinated        Common         Subordinated       partner        capital
                             ------------ -------------     -----------      -------------     ----------    ------------
BALANCE SEPTEMBER 30, 1996    21,949,272     19,782,146   $      230,376   $       207,439   $      4,421   $    442,236

  Net income                                                      20,802            18,749            400         39,951

  Distributions                                                  (12,072)          (10,880)          (232)       (23,184)

                            -------------   -----------   --------------   ----------------  -------------  -------------
BALANCE DECEMBER 31, 1996     21,949,272     19,782,146   $      239,106   $       215,308   $      4,589   $    459,003
                            =============   ===========   ==============   ================  =============  =============





The accompanying notes are an integral part of these financial statements.

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                    (Thousands of dollars, except per unit)

1.       BASIS OF PRESENTATION

         AmeriGas Partners, L.P. (AmeriGas Partners), through its subsidiary AmeriGas Propane L.P. (the "Operating Partnership"), is the largest retail propane distributor in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 44 states, including Alaska and Hawaii. AmeriGas Partners and the Operating Partnership are Delaware limited partnerships. AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and the Operating Partnership. The General Partner holds a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in the Operating Partnership. In addition, the General Partner and certain of its wholly owned subsidiaries own an effective 56.7% limited partner interest in the Operating Partnership.

         The condensed consolidated financial statements include the accounts of AmeriGas Partners, the Operating Partnership and their subsidiaries, collectively referred to herein as the Partnership. The General Partner's 1.01% interest in the Operating Partnership is accounted for in the condensed consolidated financial statements as a minority interest. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Report on Form 10-K for the year ended September 30, 1996. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

                            AMERIGAS PARTNERS, L.P.

                                  (unaudited)
                    (Thousands of dollars, except per unit)





2.       DISTRIBUTIONS OF AVAILABLE CASH

         A distribution of 55 cents per limited partner unit (the "Minimum Quarterly Distribution" or "MQD") for the quarter ended September 30, 1996 was paid on November 18, 1996 on all Common and Subordinated units. On January 27, 1997, the Partnership declared the MQD on all Common and Subordinated units for the quarter ended December 31, 1996, payable February 18, 1997 to holders of record on February 7, 1997.

3.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the
         Partnership's  business.   These costs totaled $47,301 and $47,561
         during the three months ended December 31, 1996 and 1995, respectively. In addition, UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. During the three months ended December 31, 1996 and 1995, such corporate expenses totaled $1,481 and $2,074, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane Incorporated (Petrolane), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $88,000 (subject to reduction in certain circumstances). The leases expire through 2010 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. (Shell) for various scheduled claims that were pending against Tropigas de Puerto Rico (Tropigas). This indemnification agreement had been entered into by Petrolane in conjunction with Petrolane's sale of the international operations of Tropigas

                            AMERIGAS PARTNERS, L.P.

                                  (unaudited)
                    (Thousands of dollars, except per unit)

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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                  (unaudited)

                                                              December 31,    September 30,
ASSETS                                                           1996            1996
------                                                       ------------    -------------
   Cash                                                     $     1,000     $     1,000
                                                             ============    ============

STOCKHOLDER'S  EQUITY
---------------------

   Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                           $         1     $         1
   Additional paid-in capital                                       999             999
                                                             ------------    ------------
           Total stockholder's equity                       $     1,000     $     1,000
                                                             ============    ============





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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                            AMERIGAS PARTNERS, L.P.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------------------------
                                                                                                       Increase
 Three Months Ended December 31,                   1996               1995                            (Decrease)
---------------------------------------------------------------------------------------------------------------------
                                                                        (Millions, except per gallon and percentages)
 Gallons sold:
       Retail                                       251.7             244.3               7.4              3.0%
       Wholesale                                     68.6             119.2             (50.6)            (42.4)%
                                                 --------          --------          --------
                                                    320.3             363.5             (43.2)            (11.9)%
                                                 ========          ========          ========

 Degree days - % colder (warmer)
       than normal (a)                               (1.6)%             2.3%              -                  -

 Revenues:
       Retail propane                              $285.9            $209.9            $ 76.0              36.2%
       Wholesale propane                             46.0              46.8               (.8)             (1.7)%
       Other                                         28.2              29.1               (.9)             (3.1)%
                                                 --------          --------          --------
                                                   $360.1            $285.8            $ 74.3              26.0%
                                                 ========          ========          ========

 Total margin (b)                                  $155.4            $123.1            $ 32.3              26.2%
 EBITDA (c)                                        $ 73.2            $ 49.0            $ 24.2              49.4%
 Operating income                                  $ 57.7            $ 33.5            $ 24.2              72.2%
---------------------------------------------------------------------------------------------------------------------

(a) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates.

(b)      Total revenues less total cost of sales.

(c) EBITDA (earnings before interest, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

------------

Retail volumes of propane sold increased in the three months ended December 31, 1996, notwithstanding the warmer weather, reflecting the effects of acquisitions, an increase in sales of

                            AMERIGAS PARTNERS, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



propane used for crop drying due to wet weather in much of the farm belt, and volume growth. Wholesale volumes of propane sold were lower in the three months ended December 31, 1996 reflecting reduced low-margin sales of storage inventories.

Total revenues increased significantly in the three months ended December 31, 1996 as a result of higher average selling prices, reflecting higher propane product costs, and, to a much lesser extent, the greater retail volumes. Propane supply costs were significantly higher in the three months ended December 31, 1996 due in part to historically low U.S. propane inventory levels caused by a number of factors including increased petrochemical demand for propane use as a feedstock, an extended cold 1995/1996 winter in the eastern United States, increased off-shore demand for propane resulting from colder weather in Europe, and the impact of a midsummer explosion at a gas processing facility in Mexico. The spot price of propane at Mont Belvieu, Texas, a major U.S. storage and distribution hub, increased dramatically during the three months ended December 31, 1996 rising to a quarterly high of 70.5 cents per gallon on December 16, 1996. Propane spot market prices began to decline late in the quarter. This general trend of decline has continued into the beginning of the second quarter of fiscal 1997.

Total propane margin was significantly greater in the three months ended December 31, 1996 reflecting the impact of higher average retail unit margins and higher retail volumes. Although the Partnership's propane product costs increased, such product cost increase was partially mitigated by favorable fixed-price supply commitments and financial contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1996 average retail unit margin reflects the fact that retail unit margins in the prior-year period were adversely impacted by certain sales and marketing programs initiated by the Partnership.

The increase in operating income and EBITDA during the three months ended December 31, 1996 reflects the impact of the higher total margin partially offset by higher operating expenses and a decrease in miscellaneous income. The increase in operating expenses includes higher customer equipment repairs and maintenance expenses, higher distribution expenses due in large part to higher fuel costs, and incremental costs associated with acquisitions and new district locations. Miscellaneous income in the prior-year period was higher than in 1996 principally due to $1.4 million of income from the early settlement of propane supply contracts.

Interest expense was $16.7 million in the three months ended December 31, 1996 compared with $15.6 million in the prior-year period reflecting increased interest expense on the Partnership's Revolving Credit and Acquisition facilities principally as a result of higher amounts outstanding.

                            AMERIGAS PARTNERS, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

AmeriGas Partners' debt outstanding at December 31, 1996 totaled $768.2 million compared with $707.5 million at September 30, 1996. The increase is principally a result of a $55 million seasonal increase in borrowings under the Operating Partnership's Revolving Credit Facility and $7 million of borrowings under its Acquisition Facility.

Effective October 28, 1996, the Operating Partnership has a revolving credit agreement with the General Partner under which it may borrow up to $20 million to fund working capital, capital expenditures, and interest and distribution payments. This agreement is coterminous with the Operating Partnership's Revolving Credit Facility. Borrowings under the General Partner Facility will be unsecured and subordinated to all senior debt of the Partnership. Interest rates on borrowings and facility fees will be determined generally on the same basis as the Revolving Credit Facility's interest rates and fees. UGI has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings. Also effective October 28, 1996, the Operating Partnership's Bank Credit Agreement was amended to include a revolving $15 million sublimit under its Special Purpose Facility which can be used to fund working capital, capital expenditures, and interest and distribution payments. This sublimit is scheduled to expire April 12, 1998. At December 31, 1996, there were no borrowings under the General Partner Facility or the sublimit under the Special Purpose Facility.

During the three months ended December 31, 1996, the Partnership declared and paid the MQD of 55 cents on all units for the quarter ended September 30, 1996. The MQD for the quarter ended December 31, 1996 will be made on February 18, 1997 to holders of record on February 7, 1997 of all Common and Subordinated units.

CASH FLOWS

Cash and cash equivalents totaled $23.7 million at December 31, 1996 compared
with $2.1 million at September 30, 1996.   The higher balance at December 31,
1996 is a result of short-term borrowings made in anticipation of certain working capital payments. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1996 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $(9.6) million during the three months ended December 31, 1996 compared with $(23.5) million in the comparable prior-year period. Cash flows from operations before changes in working capital were $57.0 million in the three months ended

                            AMERIGAS PARTNERS, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



December 31, 1996 compared with $33.7 million during the three months ended December 31, 1995 reflecting a significant improvement in AmeriGas Partners' operating performance. Changes in operating working capital during the three months ended December 31, 1996 required $66.6 million of operating cash flow principally from a $67.7 million seasonal increase in accounts receivable, a $10.6 million increase in inventories, and a $23.3 million net use of cash from changes in accruals for interest and employee benefits partially offset by a $33.3 million increase in accounts payable. During the three months ended December 31, 1995, changes in operating working capital required $57.2 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $6.6 million (including maintenance capital expenditures of $2.7 million) during the three months ended December 31, 1996 compared with $7.2 million (including maintenance capital expenditures of $1.9 million) in the prior-year period. Maturing short-term investments increased cash flows from investing activities by $9.0 million during the 1995 period.

FINANCING ACTIVITIES. During each of the three-month periods ended December 31, 1996 and 1995, AmeriGas Partners made distributions to its unitholders and the General Partner of $23.2 million. These amounts represented the MQD on all units for each of the quarters ended September 30, 1996 and 1995. In addition, during each of the three-month periods ended December 31, 1996 and 1995, the Operating Partnership distributed $.2 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership. In order to meet seasonal working capital needs, during the three months ended December 31, 1996 the Operating Partnership borrowed $55 million under its Revolving Credit Facility compared with $18 million during the same period in the prior-year. Seasonal borrowing requirements in the prior-year period were lower due to the existence of significant cash balances at the beginning of such period. The Partnership also borrowed $7 million under its Acquisition Facility during the three months ended December 31, 1996 relating to acquisitions made prior to fiscal 1997. There were no borrowings under the Acquisition Facility during the same period last year.

PARTNERSHIP FORMATION TRANSACTIONS. Cash paid for Partnership formation transactions during the three months ended December 31, 1995 represents the reimbursement by the Partnership of fees and expenses previously paid by AmeriGas, Inc. relating to the formation of the Partnership.

                            AMERIGAS PARTNERS, L.P.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Commercial Row Cases, Judicial Council of California, Coordination Proceeding No. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane, Inc., a Delaware corporation ("API") and a predecessor of AmeriGas Propane, L.P., in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion is alleged to have occurred as the result of the escape of propane gas from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage and named as defendants the manufacturer and the distributor of the fitting, in addition to API. The cases were consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the complaints requested damages in unspecified amounts; some of the complaints sought punitive damages as well as compensatory damages. All but three of the claims have been settled; all such settlements were fully insured, subject to a $500,000 self-insured retention. Although trial of the remaining claims is scheduled to begin on February 24, 1997, the remaining claimants' demands, in the aggregate, are immaterial to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         10.1    AmeriGas Propane, Inc. Executive Employee Severance Plan.

         10.2 Form of Change of Control Agreement between AmeriGas Propane, Inc. and Ms. D. L. Carter, and each of Messrs. E. V. N. Bissell, R. P. Grady, W. D. Katz, R. H. Knauss, G. E. Regan and D. C. Riggan.

         27      Financial Data Schedule

(b) AmeriGas Partners, L.P. filed a Current Report on Form 8-K dated November 19, 1996, reporting factors affecting forward-looking statements under Item 5.

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




                                      AmeriGas Partners, L.P.
                                 --------------------------------------
                                             (Registrant)
                                 By:      AmeriGas Propane, Inc.,
                                          as General Partner





Date:  February 13, 1997         By:    D. C. Riggan
------------------------         ----------------------------------------------
                                 D. C. Riggan
                                 Vice President - Finance & Accounting





                                      AmeriGas Finance Corp.
                                 -------------------------------------
                                             (Registrant)





Date:  February 13, 1997         By:    D. C. Riggan
------------------------         ----------------------------------------------
                                 D. C. Riggan
                                 Vice President - Finance & Accounting

                            AMERIGAS PARTNERS, L.P.

                                 EXHIBIT INDEX



10.1     AmeriGas Propane, Inc. Executive Employee Severance Plan


10.2 Form of Change of Control Agreement between AmeriGas Propane, Inc., and Ms. D. L. Carter and each of Messrs. E. V. N. Bissell,
         R. P. Grady, W. D. Katz, R. H. Knauss, G. E. Regan and D. C. Riggan.


27       Financial Data Schedule