Form 10-Q
period 1997-03-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1997-05-14
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 1-13692
                       Commission file number 33-92734-01

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
                                 (610) 337-7000
              (Registrants' telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --
         At April 30, 1997, the registrants had units and shares of common stock outstanding as follows:

              AmeriGas Partners, L.P. -  22,060,407 Common Units
                                         19,782,146 Subordinated Units
              AmeriGas Finance Corp. -   100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                         PAGES
                                                                                         -----
PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           AmeriGas Partners, L.P.
           -----------------------

              Condensed Consolidated Balance Sheets as of March 31, 1997,
                September 30, 1996 and March 31, 1996                                        1

              Condensed Consolidated Statements of Operations for the three and six
                months ended March 31, 1997 and 1996                                         2

              Condensed Consolidated Statements of Cash Flows for the six months
                ended March 31, 1997 and 1996                                                3

              Condensed Consolidated Statement of Partners' Capital for the
                six months ended March 31, 1997                                              4

              Notes to Condensed Consolidated Financial Statements                         5 - 8

           AmeriGas Finance Corp.
           ----------------------

              Balance Sheets as of March 31, 1997, September 30, 1996 and                    9
                March 31, 1996

              Note to Balance Sheets                                                        10

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         11 - 16


PART II  OTHER INFORMATION

  Item 5.  Other                                                                            17

  Item 6.  Exhibits and Reports on Form 8-K                                                 17

       Signatures                                                                           18

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)




                                                                             March 31,       September 30,       March 31,
                                                                               1997              1996              1996
                                                                            ----------       -------------      ----------
ASSETS
Current assets:
     Cash and cash equivalents                                              $   38,967        $    2,122        $   30,436
     Accounts receivable (less allowances for doubtful accounts
        of $9,286, $6,579, and $7,554, respectively)                           130,111            85,926           136,504
     Inventories                                                                47,829            82,957            62,590
     Prepaid expenses and other current assets                                  13,649            29,375             6,508
                                                                            ----------        ----------        ----------
        Total current assets                                                   230,556           200,380           236,038

Property, plant and equipment (less accumulated depreciation and
     amortization of $155,172, $138,850, and $122,800, respectively)           448,934           454,112           455,425
Intangible assets (less accumulated amortization of $104,458,
     $94,785, and $86,723, respectively)                                       681,741           691,688           693,623
Other assets                                                                    25,182            26,043            40,189
                                                                            ----------        ----------        ----------
        Total assets                                                        $1,386,413        $1,372,223        $1,425,275
                                                                            ==========        ==========        ==========



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                   $    9,372        $    5,150        $    5,080
     Bank loans                                                                     --            15,000                --
     Accounts payable - trade                                                   44,571            46,891            44,716
     Accounts payable - related parties                                          2,650             2,552             1,101
     Other current liabilities                                                  84,833           108,667            76,540
                                                                            ----------        ----------        ----------
        Total current liabilities                                              141,426           178,260           127,437

Long-term debt                                                                 687,708           687,303           665,644
Other noncurrent liabilities                                                    62,800            58,927            78,538
Minority interest                                                                5,970             5,497             6,565
Partners' capital                                                              488,509           442,236           547,091
                                                                            ----------        ----------        ----------
        Total liabilities and partners' capital                             $1,386,413        $1,372,223        $1,425,275
                                                                            ==========        ==========        ==========



The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



                                                       Three Months Ended                   Six Months Ended
                                                            March 31,                           March 31,
                                                  ---------------------------         ---------------------------
                                                     1997              1996              1997              1996
                                                  ---------         ---------         ---------         ---------
Revenues:
     Propane                                      $ 352,602         $ 352,398         $ 684,496         $ 609,047
     Other                                           18,547            22,370            46,769            51,517
                                                  ---------         ---------         ---------         ---------
                                                    371,149           374,768           731,265           660,564
                                                  ---------         ---------         ---------         ---------

Costs and expenses:
     Cost of sales - propane                        207,809           198,254           399,734           346,314
     Cost of sales - other                            8,004            11,067            20,787            25,727
     Operating and administrative expenses           81,082            84,495           164,689           161,415
     Depreciation and amortization                   15,514            15,453            31,014            30,925
     Miscellaneous income, net                       (7,054)           (1,645)           (8,452)           (4,489)
                                                  ---------         ---------         ---------         ---------
                                                    305,355           307,624           607,772           559,892
                                                  ---------         ---------         ---------         ---------

Operating income                                     65,794            67,144           123,493           100,672
Interest expense                                    (16,901)          (15,635)          (33,607)          (31,198)
                                                  ---------         ---------         ---------         ---------
Income before income taxes                           48,893            51,509            89,886            69,474
Income tax (expense) benefit                            137               339              (471)                5
Minority interest                                      (522)             (550)             (956)             (754)
                                                  ---------         ---------         ---------         ---------
Net income                                        $  48,508         $  51,298         $  88,459         $  68,725
                                                  =========         =========         =========         =========


General partner's interest in net income          $     485         $     513         $     885         $     687
                                                  =========         =========         =========         =========

Limited partners' interest in net income          $  48,023         $  50,785         $  87,574         $  68,038
                                                  =========         =========         =========         =========


Income per limited partner unit                   $    1.15         $    1.22         $    2.10         $    1.63
                                                  =========         =========         =========         =========

Average limited partner units
     outstanding (thousands)                         41,780            41,731            41,755            41,727
                                                  =========         =========         =========         =========




The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                 Six Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               1997             1996
                                                            ---------         --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                             $  88,459         $ 68,725
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                      31,014           30,925
            Other, net                                             58             (467)
                                                            ---------         --------
                                                              119,531           99,183
            Net change in:
               Accounts receivable                            (47,488)         (76,569)
               Inventories                                     35,409           16,903
               Accounts payable                                (2,229)           9,082
               Other current assets and liabilities            (6,012)          (6,137)
                                                            ---------         --------
        Net cash provided  by operating activities             99,211           42,462
                                                            ---------         --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment           (11,728)         (14,495)
     Proceeds from disposals of assets                          8,370            2,668
     Decrease in short-term investments                            --            9,000
     Acquisition of businesses, net of cash acquired           (2,748)          (1,542)
                                                            ---------         --------
        Net cash used by investing activities                  (6,106)          (4,369)
                                                            ---------         --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                            (46,368)         (46,359)
     Minority interest activity                                  (498)            (473)
     Decrease in bank loans                                   (15,000)              --
     Issuance of long-term debt                                 7,000           14,008
     Repayment of long-term debt                               (1,420)          (9,650)
     Capital contribution from General Partner                     26                8
                                                            ---------         --------
        Net cash  used  by financing activities               (56,260)         (42,466)
                                                            ---------         --------

PARTNERSHIP  FORMATION  TRANSACTIONS:
     Fees and expenses                                             --           (4,758)
                                                            ---------         --------

Cash and cash equivalents increase (decrease)               $  36,845         $ (9,131)
                                                            =========         ========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                          $  38,967         $ 30,436
     Beginning of period                                        2,122           39,567
                                                            ---------         --------
        Increase (decrease)                                 $  36,845         $ (9,131)
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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)



                                            Number of units                                                   Total
                                      ---------------------------                                General    partners'
                                        Common       Subordinated      Common      Subordinated  partner     capital
                                      -----------    ------------     ---------    ------------  -------    --------
BALANCE SEPTEMBER 30, 1996             21,949,272      19,782,146     $ 230,376     $ 207,439     $4,421    $442,236

    Net income                                                           46,073        41,501        885      88,459

    Distributions                                                       (24,144)      (21,760)      (464)    (46,368)

    Issuance of Common Units in
       connection with acquisition        111,135                         2,645                       27       2,672

    Capital contribution from
       General Partner                                                      786           709         15       1,510

                                      -----------     -----------     ---------     ---------     ------    --------
BALANCE MARCH 31, 1997                 22,060,407      19,782,146     $ 255,736     $ 227,889     $4,884    $488,509
                                      ===========     ===========     =========     =========     ======    ========




The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.       BASIS OF PRESENTATION

         AmeriGas Partners, L.P. (AmeriGas Partners), through its subsidiary AmeriGas Propane L.P. (the "Operating Partnership"), is the largest retail propane distributor in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 44 states, including Alaska and Hawaii. AmeriGas Partners and the Operating Partnership are Delaware limited partnerships. AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and the Operating Partnership. The General Partner holds a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in the Operating Partnership. In addition, the General Partner and certain of its wholly owned subsidiaries own an effective 56.5% limited partner interest in the Operating Partnership.

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

2.       DISTRIBUTIONS OF AVAILABLE CASH

         Distributions of 55 cents per limited partner unit (the "Minimum Quarterly Distribution" or "MQD") for the quarters ended September 30, 1996 and December 31, 1996 were paid on November 18, 1996 and February 18, 1997, respectively on all Common and Subordinated units. On April 28, 1997, the Partnership declared the MQD on all

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         Common and Subordinated units for the quarter ended March 31, 1997, payable May 18, 1997 to holders of record on May 9, 1997.

3.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $46,586 and $93,887 during the three and six months ended March 31, 1997, respectively, and $50,733 and $98,294 during the three and six months ended March 31, 1996, respectively. In addition, UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,794 and $3,275, during the three and six months ended March 31, 1997, respectively, and $2,357 and $4,431, during the three and six months ended March 31, 1996, respectively.

4.       UNUSUAL ITEMS

         In March 1997, the Partnership sold its 50% equity interest in Atlantic Energy, Inc. (Atlantic Energy), a refrigerated liquefied petroleum gas storage terminal in Chesapeake, Virginia. The resulting gain of $4,700 increased net income for the three and six months ended March 31, 1997 by $4,652 or $.11 per limited partner unit.

         During the three months ended March 31, 1996, the Partnership completed the arrangements for a refund of general liability insurance premium deposits which were previously paid by a predecessor company of the Partnership. The refund, which has been reflected as a reduction to operating expenses in the accompanying condensed consolidated statements of operations, increased net income for the three and six months ended March 31, 1996 by $4,356 or $.10 per limited partner unit.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


5.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane Incorporated (Petrolane), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $85,000 (subject to reduction in certain circumstances). The leases expire through 2010 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)



                                                             March 31,     September 30,     March 31,
                                                               1997            1996            1996
                                                             --------      -------------     ---------

ASSETS

      Cash                                                    $1,000          $1,000
      Subscription receivable                                     --              --          $1,000
                                                              ------          ------          ------
           Total assets                                       $1,000          $1,000          $1,000
                                                              ======          ======          ======

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                             $    1          $    1          $    1
      Additional paid-in capital                                 999             999             999
                                                              ------          ------          ------
           Total stockholder's equity                         $1,000          $1,000          $1,000
                                                              ======          ======          ======




The accompanying notes are an integral part of these financial statements.

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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

---------------------------------------------------------------------------------------------
                                                                               Increase
Three Months Ended March 31,                        1997        1996          (Decrease)
---------------------------------------------------------------------------------------------
                                                (Millions, except per gallon and percentages)
Gallons sold:
      Retail                                         267.6       315.3      (47.7)    (15.1)%
      Wholesale                                       73.5        96.0      (22.5)    (23.4)%
                                                  --------    --------    -------
                                                     341.1       411.3      (70.2)    (17.1)%
                                                  ========    ========    =======

Degree days - % colder (warmer)
      than normal (a)                                (13.1)%       0.8%      --        --

Revenues:
      Retail propane                              $  308.5    $  305.2    $   3.3       1.1%
      Wholesale propane                               44.1        47.2       (3.1)     (6.6)%
      Other                                           18.5        22.4       (3.9)    (17.4)%
                                                  --------    --------    -------
                                                  $  371.1    $  374.8    $  (3.7)     (1.0)%
                                                  ========    ========    =======

Total margin (b)                                  $  155.3    $  165.4    $ (10.1)     (6.1)%
EBITDA (c)                                        $   81.3    $   82.6    $  (1.3)     (1.6)%
Operating income                                  $   65.8    $   67.1    $  (1.3)     (1.9)%
---------------------------------------------------------------------------------------------

(a) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates.

(b)      Total revenues less total cost of sales.

(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

----------

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Retail volumes of propane sold decreased in the three months ended March 31, 1997 due in large part to the effects of weather that was 14.4% warmer than in the prior-year period. In addition, higher propane market prices resulted in customer conservation efforts which further reduced retail volumes. Wholesale volumes of propane sold were lower in the three months ended March 31, 1997 principally reflecting reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $3.3 million reflecting a $49.5 million increase as a result of higher average retail propane selling prices substantially offset by a $46.2 million decrease in retail propane revenues resulting from the lower volumes sold. The higher average selling prices reflect higher propane product costs which resulted principally from higher supply costs experienced early in the quarter as well as the seasonal liquidation of higher cost propane inventories purchased earlier in the fiscal year. The spot price of propane at Mont Belvieu, Texas, a major U.S. storage and distribution hub, increased dramatically during much of the first fiscal quarter of 1997 rising to a high of 70.5 cents per gallon on December 16, 1996. Propane spot market prices began to decline in late December 1996. The general trend of declining spot market prices continued into the second quarter of fiscal 1997 to a price of 36.75 cents per gallon on March 31, 1997. Wholesale propane and other revenues decreased $7.0 million reflecting the lower wholesale volumes and lower hauling and appliance revenues.

Total propane margin decreased in the three months ended March 31, 1997 principally reflecting the impact of lower volumes of propane sold partially offset by the effects of higher average unit margins.

The decrease in operating income and EBITDA during the three months ended March 31, 1997 reflects the impact of the lower total margin partially offset by lower operating expenses and an increase in miscellaneous income. Total operating expenses were $81.1 million in the three months ended March 31, 1997 compared with $84.5 million in the three months ended March 31, 1996. Operating expenses in the prior-year period are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. Miscellaneous income in the three months ended March 31, 1997 was $5.4 million greater than in the prior-year period principally due to $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc., a refrigerated liquefied petroleum gas storage terminal in Chesapeake, Virginia. The Partnership sold its interest in Atlantic Energy after determining that it was not a strategic asset.

Interest expense was $16.9 million in the three months ended March 31, 1997 compared with $15.6 million in the prior-year period reflecting increased interest expense on the Partnership's Revolving Credit and Acquisition facilities principally as a result of higher amounts outstanding.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED MARCH 31, 1997 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

-------------------------------------------------------------------------------------------
                                                                              Increase
Six Months Ended March 31,                      1997         1996            (Decrease)
-------------------------------------------------------------------------------------------
                                              (Millions, except per gallon and percentages)
Gallons sold:
      Retail                                      519.3       559.6       (40.3)     (7.2)%
      Wholesale                                   142.1       215.2       (73.1)    (34.0)%
                                               --------    --------    --------
                                                  661.4       774.8      (113.4)    (14.6)%
                                               ========    ========    ========

Degree days - % colder
   (warmer) than normal (a)                        (7.6)%       1.1%         --        --

Revenues:
      Retail propane                           $  594.4    $  515.1    $   79.3      15.4%
      Wholesale propane                            90.1        94.0        (3.9)     (4.1)%
      Other                                        46.8        51.5        (4.7)     (9.1)%
                                               --------    --------    --------
                                               $  731.3    $  660.6    $   70.7      10.7%
                                               ========    ========    ========

Total margin (b)                               $  310.7    $  288.5    $   22.2       7.7%
EBITDA (c)                                     $  154.5    $  131.6    $   22.9      17.4%
Operating income                               $  123.5    $  100.7    $   22.8      22.6%
-------------------------------------------------------------------------------------------


(a) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates.

(b)      Total revenues less total cost of sales.

(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

----------


Retail volumes of propane sold decreased in the six months ended March 31, 1997 reflecting the effects of warmer heating-season weather and price-induced customer conservation efforts.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Wholesale volumes of propane sold were lower in the six months ended March 31, 1997 principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $79.3 million reflecting a $116.4 million increase as a result of higher average retail propane selling prices partially offset by a $37.1 million decrease in retail propane revenues resulting from the lower volumes sold. The higher prices resulted principally from higher propane product costs experienced by the Partnership particularly during the first quarter of fiscal 1997. Wholesale propane and other revenues decreased $8.6 million reflecting the lower wholesale volumes and lower hauling and appliance revenues.

Total propane margin was significantly greater in the six months ended March 31, 1997 reflecting the impact of higher average retail unit margins partially offset by reduced volumes of propane sold. Although the Partnership's propane product costs increased significantly, they were partially mitigated by favorable fixed-price supply commitments and financial contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1997 six-month period average retail unit margin reflects the fact that retail unit margins in the prior-year period were adversely impacted by the effects of certain sales and marketing programs.

The increase in operating income and EBITDA during the six months ended March 31, 1997 reflects the impact of the higher total margin and an increase in miscellaneous income. Total operating expenses were $164.7 million in the six months ended March 31, 1997 compared with $161.4 million in the six months ended March 31, 1996. The 1996 operating expenses are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. Miscellaneous income increased $4.0 million in the six months ended March 31, 1997 primarily from $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy.

Interest expense was $33.6 million in the six months ended March 31, 1997 compared with $31.2 million in the prior-year period reflecting increased interest expense on the Partnership's Revolving Credit and Acquisition facilities principally as a result of higher amounts outstanding.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at March 31, 1997 totaled $697.1 million compared with $707.5 million at September 30, 1996. The decrease is principally a result of a $15 million decrease in borrowings under the Operating Partnership's Revolving Credit Facility partially offset by $7 million of borrowings under its Acquisition Facility.

Effective October 28, 1996, the Operating Partnership has a revolving credit agreement with the General Partner under which it may borrow up to $20 million to fund working capital, capital expenditures, and interest and distribution payments. This agreement is coterminous with, and generally comparable to, the Operating Partnership's Revolving Credit Facility. Borrowings under the General Partner Facility are unsecured and subordinated to all senior debt of the Partnership. Interest rates on borrowings are based upon one-month offshore interbank borrowing rates. Facility fees are determined in the same manner as fees under the Revolving Credit Facility. UGI has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings. Also effective October 28, 1996, the Operating Partnership's Bank Credit Agreement was amended to include a revolving $15 million sublimit under its Special Purpose Facility which can be used to fund working capital, capital expenditures, and interest and distribution payments. This sublimit is scheduled to expire April 12, 1998. At March 31, 1997, there were no borrowings under the General Partner Facility or the sublimit under the Special Purpose Facility.

During the six months ended March 31, 1997, the Partnership declared and paid the MQD of 55 cents on all units for the quarters ended September 30, 1996 and December 31, 1996. The MQD for the quarter ended March 31, 1997 will be made on May 18, 1997 to holders of record on May 9, 1997 of all Common and Subordinated units.

CASH FLOWS

Cash and cash equivalents totaled $39.0 million at March 31, 1997 compared with $2.1 million at September 30, 1996. The higher balance at March 31, 1997 is a result of cash generated by operating activities during the six months ended March 31, 1997. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1997 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $99.2 million during the six months ended March 31, 1997 compared with $42.5 million in the comparable prior-year period. Cash flows

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


from operations before changes in working capital were $119.5 million in the six months ended March 31, 1997 compared with $99.2 million during the six months ended March 31, 1996 reflecting a significant improvement in the Partnership's operating performance. Changes in operating working capital during the six months ended March 31, 1997 required $20.3 million of operating cash flow principally from a seasonal increase in customer accounts receivable and a decrease in accrued employee compensation partially offset by a seasonal decrease in inventories. During the six months ended March 31, 1996, changes in operating working capital required $56.7 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $11.7 million (including maintenance capital expenditures of $5.0 million) during the six months ended March 31, 1997 compared with $14.5 million (including maintenance capital expenditures of $3.6 million) in the prior-year period. Proceeds from disposals of assets totaled $8.4 million during the six months ended March 31, 1997 compared with $2.7 million in the same period last year. The proceeds during the six months ended March 31, 1997 include proceeds from the sale of the Partnership's 50% interest in Atlantic Energy. Maturing short-term investments increased cash flows from investing activities by $9.0 million during the 1996 six-month period. During the six months ended March 31, 1997, the Partnership acquired several propane businesses for $2.7 million in cash. In conjunction with one such acquisition, the Partnership issued 111,135 Common Units having a fair value of $2.6 million. During the six months ended March 31, 1996, the Partnership made acquisition-related cash payments of $1.5 million.

FINANCING ACTIVITIES. During each of the six-month periods ended March 31, 1997 and 1996, AmeriGas Partners declared and paid the MQD on all units and the general partner interest for the quarters ended September and December totaling $46.4 million. In addition, during each of the six-month periods ended March 31, 1997 and 1996, the Operating Partnership distributed $.5 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership. During the six months ended March 31, 1997, the Operating Partnership made $15 million of net repayments under its Revolving Credit Facility. The maximum amount of seasonal borrowings under the Partnership's working capital facilities during the six months ended March 31, 1997 was $73 million compared with $25 million of such borrowings during the six months ended March 31, 1996. Seasonal borrowing requirements in the prior-year period were lower due to the existence of significant cash balances at the beginning of such period. The Partnership also borrowed $7 million under its Acquisition Facility during the six months ended March 31, 1997 relating to acquisitions made prior to fiscal 1997. There were borrowings of $5 million under the Acquisition Facility and $9 million under the Special Purpose Facility during the same period last year.

PARTNERSHIP FORMATION TRANSACTIONS. Cash paid for Partnership formation transactions during the six months ended March 31, 1996 represents the reimbursement by the Partnership of fees and expenses previously paid by AmeriGas, Inc. relating to the formation of the Partnership.

                             AMERIGAS PARTNERS, L.P.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER

Management Changes

         Effective April 28, 1997, Charles L. Ladner was elected Vice President
- Finance and Accounting of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P., replacing David C. Riggan. Mr. Ladner is also Chief Financial Officer of UGI Corporation, the parent of the General Partner. Effective March 10, 1997, Richard R. Eynon was elected Controller of AmeriGas Propane, Inc. Effective April 30, 1997, Messrs. Ladner and Eynon were elected Vice President-Finance and Accounting, and Controller, respectively, of AmeriGas Finance Corp.

-------------------------------------------------------------------------------
                                                                     05/13/1997

Directors and Officers
AmeriGas Finance Corp.


DIRECTORS:
----------

Brendan P. Bovaird                      Director
 Last Elected:  04/30/1997

Lon R. Greenberg                        Director
 Last Elected:  04/30/1997

Charles L. Ladner                       Director
 Last Elected:  04/30/1997


OFFICERS:
---------

Lon R. Greenberg                        President
 Last Elected:  04/30/1997

Brendan P. Bovaird                      Vice President and General Counsel
 Last Elected:  04/30/1997

Robert H. Knauss                        Vice President - Law, Associate General
 Last Elected:  04/30/1997              Counsel, Secretary

Charles L. Ladner                       Vice President - Finance and Accounting
 Last Elected:  04/30/1997

Michael J. Cuzzolina                    Treasurer, Assistant Secretary
 Last Elected:  04/30/1997

Richard R. Eynon                        Controller
 Last Elected:  04/30/1997

Samuel R. Mauriello                     Assistant Treasurer
 Last Elected:  04/30/1997



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits

               10 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan is incorporated by reference to Exhibit 10.2 to the UGI Corporation Quarterly Report on Form 10-Q for the period ended March 31, 1997

               27.1  Financial Data Schedule of AmeriGas Partners, L.P.

               27.2  Financial Data Schedule of AmeriGas Finance Corp.

         (b) No current Reports on Form 8-K were filed during the fiscal quarter ended March 31, 1997 by AmeriGas Partners or AmeriGas Finance Corp.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                            AmeriGas Partners, L.P.
                                       -----------------------------------------
                                                   (Registrant)
                                       By:      AmeriGas Propane, Inc.,
                                                as General Partner





Date:  May 14, 1997               By:      C. L. Ladner
-------------------               ----------------------------------------------
                                           C. L. Ladner
                                           Vice President - Finance & Accounting




                                            AmeriGas Finance Corp.
                                       -----------------------------------------
                                                   (Registrant)





Date:  May 14, 1997               By:      C. L. Ladner
-------------------               ----------------------------------------------
                                           C. L. Ladner
                                           Vice President - Finance & Accounting

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX




10 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan is incorporated by reference to Exhibit 10.2 to the UGI Corporation Quarterly Report on Form 10-Q for the period ended March 31, 1997

27.1     Financial Data Schedule of AmeriGas Partners, L.P.

27.2     Financial Data Schedule of AmeriGas Finance Corp.