Form 10-Q
period 1997-06-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1997-08-13
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At July 31, 1997, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. -      22,060,407 Common Units
                                                 19,782,146 Subordinated Units

                  AmeriGas Finance Corp. -       100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                           PAGES
PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            AmeriGas Partners, L.P.

              Condensed Consolidated Balance Sheets as of
               June 30, 1997, September 30, 1996
               and June 30, 1996                                            1

              Condensed Consolidated Statements of Operations
               for the three, nine and twelve months ended
               June 30, 1997 and 1996                                       2

              Condensed Consolidated Statements of Cash Flows
               for the nine and twelve months
               ended June 30, 1997 and 1996                                 3

              Condensed Consolidated Statement of Partners'
               Capital for the nine months ended June 30, 1997              4

              Notes to Condensed Consolidated Financial Statements        5 - 8

            AmeriGas Finance Corp.

              Balance Sheets as of June 30, 1997 and September 30, 1996     9

              Note to Balance Sheets                                        10

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11 - 18


PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                               19

   Item 6. Exhibits and Reports on Form 8-K                                20

   Signatures                                                              21

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)



                                                                        June 30,      September 30,     June 30,
                                                                          1997            1996             1996
                                                                       ----------     -------------    ----------
ASSETS
Current assets:
     Cash and cash equivalents                                         $   21,206      $    2,122      $   24,370
     Accounts receivable (less allowances for doubtful accounts
        of $7,783, $6,579, and $7,000, respectively)                       82,781          85,926          78,097
     Inventories                                                           61,121          82,957          65,257
     Prepaid expenses and other current assets                              8,671          29,375           5,374
                                                                       ----------      ----------      ----------
        Total current assets                                              173,779         200,380         173,098

Property, plant and equipment (less accumulated depreciation and
     amortization of $159,408, $138,850, and $130,706, respectively)      445,330         454,112         449,487
Intangible assets (less accumulated amortization of $110,324,
     $94,785, and $92,737, respectively)                                  676,989         691,688         687,603
Other assets                                                               24,714          26,043          42,827
                                                                       ----------      ----------      ----------
        Total assets                                                   $1,320,812      $1,372,223      $1,353,015
                                                                       ==========      ==========      ==========



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                              $   11,787      $    5,150      $    5,260
     Bank loans                                                               -            15,000             -
     Accounts payable - trade                                              33,133          46,891          27,204
     Accounts payable - related parties                                     5,539           2,552           9,123
     Other current liabilities                                             65,710         108,667          57,761
                                                                       ----------      ----------      ----------
        Total current liabilities                                         116,169         178,260          99,348

Long-term debt                                                            684,966         687,303         664,038
Other noncurrent liabilities                                               63,962          58,927          81,740

Commitments and contingencies

Minority interest                                                           5,604           5,497           6,129

Partners' capital                                                         450,111         442,236         501,760
                                                                       ----------      ----------      ----------
        Total liabilities and partners' capital                        $1,320,812      $1,372,223      $1,353,015
                                                                       ==========      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)


                                       Three Months Ended         Nine Months Ended           Twelve Months Ended
                                            June 30,                  June 30,                      June 30,
                                     ----------------------    ------------------------    ------------------------
                                        1997         1996         1997          1996          1997           1996
                                     ---------    ---------    ---------    -----------    -----------    ---------
Revenues:
     Propane                         $ 159,796    $ 158,268    $ 844,292    $   767,315    $ 1,001,787    $ 901,185
     Other                              17,870       17,284       64,639         68,801         84,253       90,842
                                     ---------    ---------    ---------    -----------    -----------    ---------
                                       177,666      175,552      908,931        836,116      1,086,040      992,027
                                     ---------    ---------    ---------    -----------    -----------    ---------

Costs and expenses:
     Cost of sales - propane            82,346       88,267      482,080        434,581        573,754      506,757
     Cost of sales - other               7,062        7,948       27,849         33,675         37,646       44,426
     Operating and administrative
          expenses                      73,967       73,794      238,656        235,209        320,843      306,689
     Depreciation and amortization      15,351       15,210       46,365         46,135         61,861       61,294
     Miscellaneous income, net          (1,653)      (2,738)     (10,105)        (7,227)       (11,273)      (9,245)
                                     ---------    ---------    ---------    -----------    -----------    ---------
                                       177,073      182,481      784,845        742,373        982,831      909,921
                                     ---------    ---------    ---------    -----------    -----------    ---------

Operating income (loss)                    593       (6,929)     124,086         93,743        103,209       82,106
Interest expense                       (15,995)     (15,743)     (49,602)       (46,941)       (65,443)     (62,193)
                                     ---------    ---------    ---------    -----------    -----------    ---------
Income (loss) before income taxes      (15,402)     (22,672)      74,484         46,802         37,766       19,913
Income tax (expense) benefit               122          327         (349)           332           (316)         488
Minority interest                          128          199         (828)          (555)          (484)        (312)
                                     ---------    ---------    ---------    -----------    -----------    ---------
Net income (loss)                    $ (15,152)   $ (22,146)   $  73,307    $    46,579    $    36,966    $  20,089
                                     =========    =========    =========    ===========    ===========    =========


General partner's interest in
     net income (loss)               $    (152)   $    (221)   $     733    $       466    $       370    $     201
                                     =========    =========    =========    ===========    ===========    =========

Limited partners' interest in
     net income (loss)               $ (15,000)   $ (21,925)   $  72,574    $    46,113    $    36,596    $  19,888
                                     =========    =========    =========    ===========    ===========    =========

Income (loss) per
     limited partner unit            $   (0.36)   $   (0.53)   $    1.74    $      1.11    $      0.87    $    0.48
                                     =========    =========    =========    ===========    ===========    =========

Average limited partner units
     outstanding (thousands)            41,780       41,731       41,784         41,729         41,771       41,725
                                     =========    =========    =========    ===========    ===========    =========


The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                             Nine Months Ended      Twelve Months Ended
                                                                  June 30,               June 30,
                                                           ---------------------    --------------------
                                                              1997        1996        1997        1996
                                                           ---------    --------    --------    --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                            $  73,307    $ 46,579    $ 36,966    $ 20,089
     Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                     46,365      46,135      61,861      61,294
            Other, net                                         1,127         282      (2,593)       (341)
                                                           ---------    --------    --------    --------
                                                             120,799      92,996      96,234      81,042
            Net change in:
               Accounts receivable                            (1,039)    (19,023)     (9,818)    (25,977)
               Inventories                                    22,218      14,239       4,787      (7,086)
               Accounts payable                              (10,815)       (408)      2,301       4,679
               Other current assets and liabilities          (20,161)    (24,199)      2,271       2,523
                                                           ---------    --------    --------    --------
        Net cash provided  by operating activities           111,002      63,605      95,775      55,181
                                                           ---------    --------    --------    --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment          (16,708)    (18,050)    (20,566)    (25,910)
     Proceeds from disposals of assets                         9,217       3,941      10,699       4,900
     Decrease in short-term investments                          -         9,000         -        31,000
     Acquisition of businesses, net of cash acquired          (4,543)     (2,153)    (23,299)     (3,799)
                                                           ---------    --------    --------    --------
        Net cash provided (used) by investing activities     (12,034)     (7,262)    (33,166)      6,191
                                                           ---------    --------    --------    --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                           (69,614)    (69,544)    (92,797)    (88,341)
     Minority interest activity                                 (736)       (762)     (1,024)     (1,004)
     Decrease in bank loans                                  (15,000)        -           -           -
     Issuance of long-term debt                                8,131      14,008      31,132      14,008
     Repayment of long-term debt                              (2,691)    (10,492)     (3,110)    (11,318)
     Capital contribution from General Partner                    26           8          26           8
     Partnership Formation fees and expenses                     -        (4,758)        -       (11,512)
                                                           ---------    --------    --------    --------
        Net cash  used  by financing activities              (79,884)    (71,540)    (65,773)    (98,159)
                                                           ---------    --------    --------    --------


Cash and cash equivalents increase (decrease)              $  19,084    $(15,197)   $ (3,164)   $(36,787)
                                                           =========    ========    ========    ========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                         $  21,206    $ 24,370    $ 21,206    $ 24,370
     Beginning of period                                       2,122      39,567      24,370      61,157
                                                           ---------    --------    --------    --------
        Increase (decrease)                                $  19,084    $(15,197)   $ (3,164)   $(36,787)
                                                           =========    ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)




                                          Number of units                                               Total
                                     --------------------------                             General   partners'
                                        Common     Subordinated     Common    Subordinated  partner    capital
                                     -----------   ------------    ---------  ------------  -------   --------
Balance September 30, 1996            21,949,272     19,782,146    $ 230,376    $ 207,439    $4,421   $442,236

    Net income                                                        38,164       34,410       733     73,307

    Distributions                                                    (36,335)     (32,583)     (696)   (69,614)

    Issuance of Common Units in
       connection with acquisition       111,135                       2,645                     27      2,672

    Capital contribution from
       General Partner                                                   786          709        15      1,510

                                     -----------    -----------    ---------    ---------    ------   --------
Balance June 30, 1997                 22,060,407     19,782,146    $ 235,636    $ 209,975    $4,500   $450,111
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

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.  BASIS OF PRESENTATION

    AmeriGas Partners, L.P. (AmeriGas Partners), through its subsidiary AmeriGas Propane L.P. (the "Operating Partnership"), is the largest retail propane distributor in the United States. The Operating Partnership serves residential, commercial, industrial, motor fuel and agricultural customers from locations in 44 states, including Alaska and Hawaii. AmeriGas Partners and the Operating Partnership are Delaware limited partnerships. AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and the Operating Partnership. The General Partner holds a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in the Operating Partnership. In addition, the General Partner and certain of its wholly owned subsidiaries own an effective 56.5% limited partner interest in the Operating Partnership.

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

2.  ACCOUNTING FOR DERIVATIVES

    AmeriGas Partners utilizes derivative commodity contracts, including price swap agreements, call and put option contracts, and futures contracts, to manage market risk associated with a portion of its anticipated propane supply requirements, principally during the heating season.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

    Gains or losses on derivative commodity contracts associated with forecasted transactions are recognized when such forecasted transactions affect earnings. If a derivative contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If such derivative contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings.

3.  DISTRIBUTIONS OF AVAILABLE CASH

    Distributions of 55 cents per limited partner unit (the "Minimum Quarterly Distribution" or "MQD") for the quarters ended March 31, 1997, December 31, 1996 and September 30, 1996 were paid approximately 45 days after the end of each such quarter. On July 28, 1997, the Partnership declared the MQD on all Common and Subordinated units for the quarter ended June 30, 1997, payable August 18, 1997 to holders of record on August 8, 1997.

4.  UNUSUAL ITEMS

    In March 1997, the Partnership sold its 50% equity interest in Atlantic Energy, Inc. (Atlantic Energy), a refrigerated liquefied petroleum gas storage terminal in Chesapeake, Virginia. The resulting gain of $4,700 increased net income for the nine and twelve months ended June 30, 1997 by $4,652 or $.11 per limited partner unit.

    During the three months ended March 31, 1996, the Partnership completed the arrangements for a refund of general liability insurance premium deposits which were previously paid by a predecessor company of the Partnership. The refund, which has been reflected as a reduction to operating expenses in the accompanying condensed consolidated statements of operations, increased net income for the nine and twelve months ended June 30, 1996 by $4,356 or $.10 per limited partner unit.

    During the three months ended March 31, 1996, the Partnership completed a reassessment of its potential liability for environmental matters principally relating to the clean up of underground storage tanks (USTs). The reassessment indicated a reduction in estimated future costs and the resulting adjustment has been reflected as a reduction to operating expenses in the accompanying condensed consolidated statements of operations. The adjustment increased net income for the nine and twelve months ended June 30, 1996 by $3,312 or $.08 per limited partner unit.

                          AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

    In September 1995, the General Partner announced changes to its operating organizational structure in order to improve the Partnership's response to competitive conditions in regional and local markets. As a result of these organizational and management changes, the Operating Partnership accrued related expenses of $4,339 which decreased net income for the twelve months ended June 30, 1996 by $4,295 or $.10 per limited partner unit.

5.  COMMITMENTS AND CONTINGENCIES

    The Partnership has succeeded to the lease guarantee obligations of Petrolane Incorporated (Petrolane), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $81,000 (subject to reduction in certain circumstances). The leases expire through 2010 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

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

    The Partnership has identified environmental contamination at several of its properties. The Partnership's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. However, in many circumstances future expenditures cannot be reasonably quantified because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)


                                                              June 30,    September 30,
                                                                1997          1996
                                                              --------    ------------

ASSETS

      Cash                                                     $1,000        $1,000
                                                               ------        ------
           Total assets                                        $1,000        $1,000
                                                               ======        ======

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                              $    1        $    1
      Additional paid-in capital                                  999           999
                                                               ------        ------
           Total stockholder's equity                          $1,000        $1,000
                                                               ======        ======



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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1997 (1997 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996 (1996 THREE-MONTH PERIOD)

-------------------------------------------------------------------------------
                                                               Increase
Three Months Ended June 30,            1997      1996         (Decrease)
-------------------------------------------------------------------------------
                                  (Millions, except per gallon and percentages)
Gallons sold:
    Retail                            145.4     146.5       (1.1)       (.8)%
    Wholesale                          34.5      45.7      (11.2)     (24.5)%
                                     ------    ------     ------
                                      179.9     192.2      (12.3)      (6.4)%
                                     ======    ======     ======

Degree days - % colder
    than normal (a)                     9.9%      2.4%       -          -

Revenues:
    Retail propane                   $143.3    $137.9     $  5.4        3.9%
    Wholesale propane                  16.5      20.4       (3.9)     (19.1)%
    Other                              17.9      17.3         .6        3.5%
                                    ------     ------     ------
                                     $177.7    $175.6     $  2.1        1.2%
                                    ======     ======     ======

Total margin (b)                     $ 88.3    $ 79.3     $  9.0       11.3%
EBITDA (c)                           $ 15.9    $  8.3     $  7.6       91.6%
Operating income (loss)              $   .6    $ (6.9)    $  7.5      108.7%
-------------------------------------------------------------------------------

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

----------

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Retail volumes of propane sold were virtually unchanged during the 1997 three-month period, despite weather which was colder than in the prior-year period. The correlation of weather and retail sales volume is significantly lower in the third fiscal quarter than in the first and second fiscal quarters. The Partnership's management believes that the pass-through by propane distributors of higher propane product costs during the 1996/1997 heating season resulted in industry-wide customer conservation efforts which continued to impact sales volume in the 1997 three-month period. In addition, warmer-than-normal winter weather resulted in lower required deliveries during the spring. Although propane product cost was substantially higher during the first half of the 1996/1997 heating season, the spot price of propane at Mont Belvieu, a major U.S. storage and distribution hub, has declined from a high of
70.5 cents per gallon on December 16, 1996 to a price of 34.6 cents per gallon on June 30, 1997. Wholesale volumes of propane sold were lower in the 1997 three-month period reflecting reduced storage inventory sales associated with product cost management programs.

Total revenues from retail propane sales increased $5.4 million reflecting a $6.4 million increase as a result of higher average retail propane selling prices partially offset by a $1.0 million decrease in retail propane revenues resulting from the lower volumes sold. Wholesale propane revenues decreased $3.9 million reflecting the lower wholesale volumes sold partially offset by higher average wholesale propane selling prices.

Total propane margin increased in the 1997 three-month period principally reflecting the impact of higher average retail unit margin partially offset by reduced volumes of propane sold.

The increase in operating income and EBITDA during the three months ended June 30, 1997 principally reflects the impact of the higher total margin partially offset by a decrease in miscellaneous income. Total operating expenses were $74.0 million in the 1997 three-month period, virtually unchanged from the $73.8 million of operating expenses incurred by the Partnership in the 1996 three-month period, as higher compensation expenses were offset by reductions in insurance and marketing costs. Miscellaneous income in the three months ended June 30, 1997 was $1.1 million less than in the prior-year period principally due to reduced income from sales of fixed assets.

Interest expense was $16.0 million in the 1997 three-month period compared with $15.7 million in the prior-year period reflecting increased interest expense on the Partnership's Acquisition Facility principally as a result of higher amounts of debt outstanding.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED JUNE 30, 1997 (1997 NINE-MONTH PERIOD) COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996 (1996 NINE-MONTH PERIOD)

--------------------------------------------------------------------------------
                                                                Increase
Nine Months Ended June 30,             1997       1996         (Decrease)
--------------------------------------------------------------------------------
                                   (Millions, except per gallon and percentages)
Gallons sold:
    Retail                            664.7      706.1      (41.4)      (5.9)%
    Wholesale                         176.6      260.9      (84.3)     (32.3)%
                                     ------     ------     ------
                                      841.3      967.0     (125.7)     (13.0)%
                                     ======     ======     ======

Degree days - % colder
    (warmer) than normal (a)           (4.8)%      1.3%       -          -

Revenues:
    Retail propane                   $737.7     $653.0     $ 84.7       13.0%
    Wholesale propane                 106.6      114.3       (7.7)      (6.7)%
    Other                              64.6       68.8       (4.2)      (6.1)%
                                     ------     ------     ------
                                     $908.9     $836.1     $ 72.8        8.7%
                                     ======     ======     ======

Total margin (b)                     $399.0     $367.9     $ 31.1        8.5%
EBITDA (c)                           $170.5     $139.9     $ 30.6       21.9%
Operating income                     $124.1     $ 93.7     $ 30.4       32.4%
--------------------------------------------------------------------------------


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

----------

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Retail volumes of propane sold decreased in the nine months ended June 30, 1997 reflecting the effects of weather that was 6.5% warmer than in the prior-year period. In addition, significantly higher propane market prices primarily during the first half of the 1996/1997 heating season resulted in customer conservation efforts which further reduced retail volumes. Wholesale volumes of propane sold were lower in the 1997 nine-month period principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $84.7 million reflecting a $123.0 million increase as a result of higher average retail propane selling prices partially offset by a $38.3 million decrease in retail propane revenues resulting from the lower volumes sold. The higher prices resulted principally from higher propane product costs experienced by the Partnership earlier in the fiscal year. Wholesale propane and other revenues decreased $11.9 million reflecting the lower wholesale volumes and lower hauling and appliance revenues.

Total propane margin was greater in the nine months ended June 30, 1997 reflecting the impact of higher average retail unit margin partially offset by reduced volumes of propane sold. Although the Partnership's propane product costs were significantly higher in the 1997 nine-month period, they were partially mitigated by favorable fixed-price supply commitments and, to a lesser extent, derivative contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1997 nine-month period average retail unit margin reflects the fact that retail unit margins in the prior-year period were adversely impacted by the effects of certain sales and marketing programs.

The increase in operating income and EBITDA during the 1997 nine-month period reflects the impact of the higher total margin and greater miscellaneous income partially offset by an increase in operating expenses. Total operating expenses were $238.7 million in the nine months ended June 30, 1997 compared with $235.2 million in the 1996 nine-month period. The 1996 operating expenses are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. Excluding the impact of these items in the 1996 nine-month period, operating expenses declined principally reflecting lower expenses related to sales and marketing programs and a reduction in insurance costs. Miscellaneous income increased $2.9 million in the nine months ended June 30, 1997 reflecting $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc., a refrigerated liquefied petroleum gas storage terminal in Chesapeake, Virginia. The Partnership sold its interest in Atlantic Energy after determining that it was not a strategic asset.

Interest expense was $49.6 million in the 1997 nine-month period compared with $46.9 million in the prior-year period reflecting increased interest expense on the Partnership's Revolving Credit and Acquisition facilities principally as a result of higher amounts outstanding.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


TWELVE MONTHS ENDED JUNE 30, 1997 (1997 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED JUNE 30, 1996 (1996 TWELVE-MONTH PERIOD)

--------------------------------------------------------------------------------
                                                                  Increase
Twelve Months Ended June 30,           1997         1996         (Decrease)
--------------------------------------------------------------------------------
                                   (Millions, except per gallon and percentages)
Gallons sold:
     Retail                            814.0        848.9       (34.9)    (4.1)%
     Wholesale                         225.4        299.8       (74.4)   (24.8)%
                                    --------     --------    --------
                                     1,039.4      1,148.7      (109.3)    (9.5)%
                                    ========     ========    ========

Degree days - % colder (warmer)
     than normal (a)                    (4.6)%        1.6%          -        -

Revenues:
     Retail propane                 $  871.6     $  770.5    $  101.1     13.1%
     Wholesale propane                 130.2        130.7         (.5)     (.4)%
     Other                              84.2         90.8        (6.6)    (7.3)%
                                    --------     --------    --------
                                    $1,086.0     $  992.0    $   94.0      9.5%
                                    ========     ========    ========

Total margin (b)                    $  474.6     $  440.8    $   33.8      7.7%
EBITDA (c)                          $  165.1     $  143.4    $   21.7     15.1%
Operating income                    $  103.2     $   82.1    $   21.1     25.7%


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

------------

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Retail volumes of propane sold decreased in the 1997 twelve-month period reflecting the effects of warmer heating-season weather and price-induced customer conservation efforts. Wholesale volumes of propane sold were lower in the twelve months ended June 30, 1997 principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $101.1 million reflecting a $132.8 million increase as a result of higher average retail propane selling prices partially offset by a $31.7 million decrease in retail propane revenues from the lower volumes sold. The higher average selling prices resulted principally from higher propane product costs experienced by the Partnership primarily during the first half of the 1997 twelve-month period. Wholesale propane and other revenues decreased $7.1 million principally reflecting lower hauling and appliance revenues.

Total propane margin was greater in the 1997 twelve-month period reflecting the impact of higher average retail unit margin partially offset by reduced volumes of propane sold. Although the Partnership's propane product costs were significantly higher during the first half of the 1997 twelve-month period, they were partially mitigated by favorable fixed-price supply commitments and financial contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1997 twelve-month period average retail unit margin reflects the fact that retail unit margins in the prior-year period were adversely impacted by the effects of certain sales and marketing programs.

The increase in operating income and EBITDA reflects the impact of the higher total margin and greater miscellaneous income partially offset by higher operating expenses. Total operating expenses were $320.8 million in the twelve months ended June 30, 1997 compared with $306.7 million in the 1996 twelve-month period. The 1996 twelve-month period operating expenses are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. The $6.5 million increase in operating expenses during the twelve months ended June 30, 1997, after adjusting for these items, principally reflects higher equipment maintenance expenses partially offset by lower costs associated with sales and marketing programs. Miscellaneous income increased $2.1 million in the 1997 twelve-month period principally from $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy.

Interest expense was $65.4 million in the twelve months ended June 30, 1997 compared with $62.2 million in the prior-year period. The increase reflects higher interest expense on the Partnership's Revolving Credit and Acquisition facilities principally due to higher amounts outstanding.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at June 30, 1997 totaled $696.8 million compared with $707.5 million at September 30, 1996. The decrease is principally a result of a $15 million decrease in borrowings under the Operating Partnership's Revolving Credit Facility partially offset by $7 million of borrowings under its Acquisition Facility.

Effective October 28, 1996, the Operating Partnership has a revolving credit agreement with the General Partner under which it may borrow up to $20 million to fund working capital, capital expenditures, and interest and distribution payments. This agreement is coterminous with, and generally comparable to, the Operating Partnership's Revolving Credit Facility. Borrowings under the General Partner Facility are unsecured and subordinated to all senior debt of the Partnership. Interest rates on borrowings are based upon one-month offshore interbank borrowing rates. Facility fees are determined in the same manner as fees under the Revolving Credit Facility. UGI Corporation has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings. Also effective October 28, 1996, the Operating Partnership's Bank Credit Agreement was amended to include a revolving $15 million sublimit under its Special Purpose Facility which can be used to fund working capital, capital expenditures, and interest and distribution payments. This sublimit is scheduled to expire April 12, 1998. At June 30, 1997, there were no borrowings under the General Partner Facility or the sublimit under the Special Purpose Facility. The Partnership is currently in the process of amending its Bank Credit Facilities to, among other things, extend the terms beyond the originally scheduled expiration dates.

During the nine months ended June 30, 1997, the Partnership declared and paid the MQD of 55 cents on all units for the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997. The MQD for the quarter ended June 30, 1997 will be paid on August 18, 1997 to holders of record on August 8, 1997 of all Common and Subordinated units.

CASH FLOWS

Cash and cash equivalents totaled $21.2 million at June 30, 1997 compared with $2.1 million at September 30, 1996. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1997 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $111.0 million during the nine months ended June 30, 1997 compared with $63.6 million in the comparable prior-year period. Cash flows from operations before changes in working capital were $120.8 million in the nine months ended

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


June 30, 1997 compared with $93.0 million during the nine months ended June 30, 1996 reflecting a significant improvement in the Partnership's operating performance. Changes in operating working capital during the nine months ended June 30, 1997 required $9.8 million of operating cash flow principally from decreases in accounts payable, accrued interest, and accrued employee compensation and benefits partially offset by a seasonal decrease in inventories. During the nine months ended June 30, 1996, changes in operating working capital required $29.4 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $16.7 million (including maintenance capital expenditures of $6.9 million) during the nine months ended June 30, 1997 compared with $18.1 million (including maintenance capital expenditures of $5.2 million) in the prior-year period. Proceeds from disposals of assets totaled $9.2 million during the nine months ended June 30, 1997 compared with $3.9 million in the same period last year. The proceeds during the nine months ended June 30, 1997 include the sale of the Partnership's 50% interest in Atlantic Energy. Maturing short-term investments increased cash flows from investing activities by $9.0 million during the 1996 nine-month period. During the nine months ended June 30, 1997, the Partnership acquired several propane businesses for $4.5 million in cash. In conjunction with one such acquisition, the Partnership issued 111,135 Common Units having a fair value of $2.6 million. During the nine months ended June 30, 1996, the Partnership made acquisition-related cash payments of $2.2 million.

FINANCING ACTIVITIES. During each of the nine-month periods ended June 30, 1997 and 1996, AmeriGas Partners declared and paid the MQD on all units and the general partner interest for the quarters ended September, December and March totaling $69.6 million. In addition, during each of the nine-month periods ended June 30, 1997 and 1996, the Operating Partnership distributed $.8 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership. During the nine months ended June 30, 1997, the Operating Partnership made $15 million of net repayments under its Revolving Credit Facility. The maximum amount of seasonal borrowings under the Partnership's working capital facilities during the nine months ended June 30, 1997 was $73 million compared with $25 million of such borrowings during the nine months ended June 30, 1996. Seasonal borrowing requirements in the prior-year period were lower due to the existence of significant cash balances at the beginning of such period. The Partnership also borrowed $7 million under its Acquisition Facility during the nine months ended June 30, 1997 relating to acquisitions made prior to fiscal 1997. There were borrowings of $9 million under the Acquisition Facility and $5 million under the Special Purpose Facility during the same period last year.

Cash paid for Partnership formation transactions during the nine months ended June 30, 1996 represents the reimbursement by the Partnership of fees and expenses previously paid by AmeriGas, Inc. relating to the formation of the Partnership.

                             AMERIGAS PARTNERS, L.P.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

COMMERCIAL ROW CASES, JUDICIAL COUNCIL OF CALIFORNIA, COORDINATION PROCEEDING NO. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane, Inc., a Delaware corporation ("API") and a predecessor of AmeriGas Propane, L.P., in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion is alleged to have occurred as the result of the escape of propane gas from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage and named as defendants the manufacturer and the distributor of the fitting, in addition to API. The cases were consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the claims have been settled and were dismissed with prejudice on June 16, 1997. All settlements were fully insured, subject to a $500,000 self-insured retention.

MATEEL ENVIRONMENTAL JUSTICE FOUNDATION V. AMERIGAS PROPANE, L.P. ET AL. On July 29, 1996, Mateel Environmental Justice Foundation ("Mateel") filed a complaint in the Superior Court of the State of California, County of San Francisco, alleging that AmeriGas Propane, L.P. (the "Operating Partnership"), and several other major propane gas distributors, are in violation of Proposition 65, "The Safe Drinking Water and Toxic Enforcement Act of 1986" (commonly referred to as "Prop 65"). The Operating Partnership is a 98.99% owned subsidiary of the Partnership. The Complaint alleges that the Operating Partnership and its co-defendants are required to provide warnings that the use of liquid propane would result in exposure to chemicals known to cause cancer and birth defects, and that the burning of liquid propane in heaters and other appliances causes exposure to carbon monoxide, benzene, formaldehyde and acetaldehyde. The maximum penalty under Prop 65 is $2,500 per day, per person exposed. In addition to the maximum penalty, Mateel sought attorney's fees and costs, together with an Order mandating compliance with Prop 65. On April 9, 1997, a Consent Judgment was reached with the Plaintiffs, which was approved by and filed with the Superior Court of the State of California, City and County of San Francisco. The settlement amount was not material.

                             AMERIGAS PARTNERS, L.P.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   List of Exhibits

             10 Amendment No. 1 to the UGI Corporation 1992 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 10 to the UGI Utilities, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1997.

             27.1  Financial Data Schedule of AmeriGas Partners, L.P.

             27.2  Financial Data Schedule of AmeriGas Finance Corp.

       (b) AmeriGas Partners, L.P. did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                    AmeriGas Partners, L.P.
                                 -------------------------------------
                                           (Registrant)
                                 By:
                                        AmeriGas Propane, Inc.,
                                        as General Partner




Date:  August 13, 1997       By: C. L. Ladner
----------------------       -----------------------------------------
                                 C. L. Ladner
                                 Vice President - Finance & Accounting




                                    AmeriGas Finance Corp.
                                  -------------------------------------
                                           (Registrant)




Date:  August 13, 1997       By: C. L. Ladner
----------------------       -----------------------------------------
                                 C. L. Ladner
                                 Vice President - Finance & Accounting

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX




   10 Amendment No. 1 to the UGI Corporation 1992 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 10 to the UGI Utilities, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 1997.

   27.1  Financial Data Schedule of AmeriGas Partners, L.P.

   27.2  Financial Data Schedule of AmeriGas Finance Corp.