Form 10-K
period 1997-09-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1997-12-24
CIK 932628, 945792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

           460 North Gulph Road, King of Prussia, PA 19406 (ADDRESS OF
                     PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (610) 337-7000
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
          TITLE OF CLASS                                  ON WHICH REGISTERED
          --------------                                 ---------------------
Common Units representing                             New York Stock Exchange,Inc.
   limited partner interests


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

INDICATE BY CHECK MARK WHETHER EACH REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ].

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on December 1, 1997 was approximately $460,122,910. At December 1, 1997 there were outstanding 22,060,407 Common Units and 19,782,146 Subordinated Units, each representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 1997 are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

PART I               BUSINESS                                            PAGE
     Items 1 and 2   Business and Properties..........................     1

     Item 3          Legal Proceedings................................    11

     Item 4          Submission of Matters to a Vote of
                     Security Holders.................................    12

PART II              SECURITIES AND FINANCIAL INFORMATION

     Item 5          Market for Registrant's Common Equity
                     and Related Security Holder Matters..............    12

     Item 6          Selected Financial Data..........................    14

     Item 7          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..............    17

     Item 8          Financial Statements and Supplementary
                     Data.............................................    29

     Item 9          Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure...........    29

PART III             MANAGEMENT AND SECURITY HOLDERS

     Item 10         Directors and Executive Officers of the
                     General Partner..................................    29

     Item 11         Executive Compensation...........................    33

     Item 12         Security Ownership of Certain Beneficial
                     Owners and Management............................    47

     Item 13         Certain Relationships and Related
                     Transactions.....................................    50

PART IV              ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

     Item 14         Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K..........................    51

                     Signatures.......................................    58

                     Index to Financial Statements
                     and Financial Statement Schedules...............    F-2


                                       (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

      AmeriGas Partners, L.P. ("AmeriGas Partners") is a publicly traded Delaware limited partnership formed on November 2, 1994. AmeriGas Partners conducts its business principally through its subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership. AmeriGas Partners and the Operating Partnership are referred to collectively as the "Partnership." On April 19, 1995, the Operating Partnership acquired the propane distribution businesses and assets of AmeriGas Propane, Inc., a Delaware corporation, AmeriGas Propane-2, Inc. (collectively, "AGP" or "AmeriGas Propane") and Petrolane Incorporated, a California corporation ("Petrolane," and together with AGP, the "Predecessors") (the "Partnership Formation") in connection with a concurrent initial public offering of common units by AmeriGas Partners. Unless the context otherwise requires, references to "AmeriGas Partners" and the "Partnership" include the Operating Partnership, its Predecessors and its subsidiaries.

      AmeriGas Propane, Inc. (the "General Partner"), a Pennsylvania corporation and an indirect, wholly owned subsidiary of UGI Corporation ("UGI"), serves as the sole general partner of AmeriGas Partners and the Operating Partnership. In addition to its aggregate 2% general partner interest in the Partnership, the General Partner and its affiliates own an aggregate 56.5% limited partner interest in the Partnership. The General Partner is responsible for managing and operating the Partnership. The common units of AmeriGas Partners, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU. "

      The Partnership is the largest retail propane distributor in the United States, serving approximately 956,000 residential, commercial, industrial, agricultural and motor fuel customers from over 600 district locations in 45 states, as of September 30, 1997. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States and are conducted principally under the trade name AmeriGas. The retail propane sales volume of the Partnership was approximately 807 million gallons during the twelve months ended September 30, 1997. Based on the most recent information supplied by the American Petroleum Institute, management believes that the Partnership's sales volume in fiscal year 1997 constituted approximately 9% of the domestic retail market for propane (sales for other than chemical uses). The Partnership's executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and its telephone number is
(610) 337-7000.

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

BUSINESS STRATEGY

      The Partnership's strategy is to continue to expand its operations and increase its market share both through the acquisition of local and regional propane distributors and through internal growth, including the opening of new district locations. These new district locations are known as "scratch-starts." Although less costly than acquisitions of existing businesses, scratch-starts typically do not reach target sales and profitability levels for a number of years. Acquisitions will be a principal element of growth for the Partnership, as the demand for propane is expected to remain relatively constant for the foreseeable future, with year-to-year industry volumes being affected primarily by weather patterns. According to the American Petroleum Institute, the domestic retail market for propane (annual sales for other than chemical uses) in 1995 was approximately 9.3 billion gallons. Based on this market estimate, and information published by LP-Gas Magazine, the General Partner believes there are numerous potential acquisition candidates because the propane industry is highly fragmented, with the ten largest retailers comprising approximately 35% of domestic sales.

      In fiscal year 1997, the Partnership acquired a total of fourteen propane operations with aggregate annual retail sales of approximately 8.9 million gallons. It also opened 9 scratch-starts. In October 1997, the Partnership acquired two propane businesses with combined annual sales volume of approximately 2.6 million gallons. The increase in the number of publicly traded master limited partnerships engaged in the propane distribution business has intensified acquisition and expansion activity in the industry. There can be no assurance that the Partnership will find attractive acquisition candidates in the future, or that the Partnership will be able to acquire such candidates on economically acceptable terms

      Management of the General Partner believes there are opportunities for limited growth in the Partnership's existing business arising from, among other things, marketing programs designed to increase propane consumption, new construction and commercial growth in the territories served by the Partnership, and conversions to propane by potential customers currently using electricity or fuel oil.

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

      The primary customers for propane are residential, commercial, agricultural, engine fuel and industrial users to whom natural gas is not readily available. Customers use propane primarily for home heating, water heating, cooking, engine fuel and process applications. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, the Partnership is unable to predict the extent to which the price of electricity may drop. Therefore, the Partnership cannot predict the ultimate impact that electric utility deregulation may have on propane's competitive price advantage over electricity.

PRODUCTS, SERVICES AND MARKETING

      As of September 30, 1997, the Partnership distributed propane to approximately 956,000 customers from over 600 district locations in 45 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. From many of its district locations, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. The Partnership also engages in the business of delivering liquefied petroleum gases by truck as a common carrier. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

      The Partnership sells propane primarily to five markets: residential, commercial/industrial, engine fuel, agricultural and wholesale. Approximately 79% of the Partnership's 1997 fiscal year sales (based on gallons sold) were to retail accounts (32% to residential customers, 29% to industrial/commercial customers, 11% to motor fuel customers and 7% to agricultural customers), and approximately 21% were to wholesale customers. Sales to residential customers in fiscal 1997 represented approximately 41% of retail gallons sold and 53% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

      In the residential market, which includes both conventional and mobile homes, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. As an engine fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. Agricultural uses include tobacco curing, crop drying and poultry brooding.

      Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 2,600 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 30 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at district locations or are filled in place. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

PROPANE SUPPLY AND STORAGE

      Supplies of propane from the Partnership's sources historically have been readily available. In the year ended September 30, 1997, the Partnership purchased over half of its propane from 10 suppliers, including the Amoco companies (Amoco Canada and Amoco Oil Company, approximately 15%) and Warren Gas Liquids (formerly, Warren Petroleum Company), approximately 11%. Management believes that if supplies from either source were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher, and at least on a short-term basis, margins could be affected. Aside from Amoco and Warren, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 30, 1997. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

      The Partnership has over 300 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Approximately 70% of propane purchases by the Partnership in the 1997 fiscal year were on a contractual basis under one-year agreements subject to annual renewal. More than half of the supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island and several other locations.

      Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. In fiscal year 1997, when the average Mont Belvieu price per gallon of propane more than doubled between April 1, 1996 ($.34625) and December 16, 1996 ($.75), the Partnership was able to maintain its profitability through the use of hedging techniques designed to control product costs, as well as by passing on product cost increases. Product cost declined in 1997 and is now at more normal historic levels.

      The Partnership expects to be able to secure adequate supplies for its customers during fiscal year 1998, however, periods of severe cold weather, supply interruptions, or other unforeseen events, could result in rapid increases in product cost. The General Partner is gradually expanding its product price risk management activities to reduce the effect of price volatility on its product costs. Current strategies include the use of summer storage, prepaid contracts for future product delivery and, to some extent, derivative commodity instruments such as options and propane price swaps.

      The following graph shows the average quarterly prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.


                       AVERAGE PROPANE SPOT MARKET PRICES

                  Mont Belvieu         Conway
                        (Cents per Gallon)
Oct-92               35.5455          30.8693
Nov-92               32.6842          33.2171
Dec-92               31.0536          35.8452
Jan-93               33.8875           44.175
Feb-93               33.0921          34.7763
Mar-93               34.4565          34.9185
Apr-93               34.6488          32.9762
May-93               32.7813          32.3635
Jun-93               32.7216          33.9659
Jul-93                31.494          32.6845
Aug-93               30.7727          33.4943
Sep-93               30.1667          34.5179
Oct-93               29.5655          33.8214
Nov-93               27.7625          32.1375
Dec-93               24.7262           25.994
Jan-94               26.6131          25.7083
Feb-94               29.3487          27.7237
Mar-94               28.4674           26.875
Apr-94               28.8188          28.7875
May-94                29.619          28.7321
Jun-94               28.7898          27.9432
Jul-94               29.2438          27.9813
Aug-94               30.0598           29.462
Sep-94               30.1131          29.8333
Oct-94               32.5952          29.5298
Nov-94               34.6063          30.6938
Dec-94               33.4345          30.1607
Jan-95               32.8338           29.551
Feb-95               31.8687          28.9253
Mar-95               32.8372          30.0111
Apr-95               32.3126          30.0405
May-95               32.7534          31.2293
Jun-95                31.842          31.4955
Jul-95               30.8108          31.3834
Aug-95               31.3433          33.1724
Sep-95               31.3608          32.4765
Oct-95                30.946          32.7784
Nov-95               30.9531          32.7406
Dec-95               35.3219          38.1719
Jan-96                    36          36.2415
Feb-96               40.8563          37.7688
Mar-96               37.2292          36.0119
Apr-96               35.5744          34.1071
May-96               34.9233          34.4773
Jun-96                34.925          36.3531
Jul-96               35.6339          37.2679
Aug-96               38.4403          37.9773
Sep-96               47.0156          44.7844
Oct-96               51.5734          51.5272
Nov-96               58.0493          63.4112
Dec-96               61.0446          84.2917
Jan-97               47.4545           63.392
Feb-97               38.7105          39.0197
Mar-97                  38.5          37.2563
Apr-97                34.875          35.2614
May-97               35.3095          36.4762
Jun-97               34.4286          35.8631
Jul-97               34.9063          34.6278
Aug-97               37.0268          36.5268
Sep-97               38.6786          37.9524



COMPETITION

      Propane is sold in competition with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, the Partnership is unable to predict the ultimate impact that electric utility deregulation may have on propane's current competitive price advantage. In the last two decades, many new homes were built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

      The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Based on the most recent information supplied by the American Petroleum Institute, the 1995 domestic retail market for propane (annual sales for other than chemical uses) was approximately 9.3 billion gallons and, based on LP-GAS magazine rankings, the ten largest propane companies (including AmeriGas Partners) comprise approximately 35% of domestic sales. The Partnership's retail volume of approximately 807 million gallons in fiscal year 1997 represented approximately 9% of 1995 total domestic retail sales. The ability to compete effectively depends on reliability of service, responsiveness to customers and maintaining competitive retail prices.

      Competition can intensify in response to a variety of factors, including significantly warmer-than-normal weather, higher prices resulting from extraordinary increases in the cost of propane, and recessionary economic factors. The Partnership has experienced greater than normal customer losses in certain years when competitive conditions reflected these factors.

      In the engine fuel market, propane competes with gasoline and diesel fuel. When gasoline prices are high relative to propane, propane competes effectively. The wholesale propane business is highly competitive. Propane sales to other retail distributors and large-volume, direct-shipment industrial end users are price sensitive and frequently involve a competitive bidding process.


PROPERTIES

      As of September 30, 1997, the Partnership owned approximately 60% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. The Partnership leases a 400,000 barrel storage facility in Rhode Island, which is owned by a third party. The Rhode Island facility is used to import propane.

      The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. The Partnership has a fleet of approximately 385 transport trucks and 680 railroad tank cars, most of which are leased. In addition, the Partnership utilizes over 2,300 bobtail and rack trucks, and over 1,900 other delivery and service vehicles. More than 50% of these vehicles are owned. As of September 30, 1997, the Partnership owned more than 800,000 stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately 900,000 portable propane cylinders with typical capacities of 5 to 100 gallons. In addition, the Partnership owns over 2,000 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.


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

      The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas" and "America's Propane Company" trade names. The General Partner has filed applications with the United States Patent and Trademark Office to register the mark "PPX-Prefilled Propane Xchange" for use in connection with the Partnership's cylinder exchange business.


SEASONALITY

      The Partnership's retail sales volume is seasonal, with approximately 56% of the Partnership's fiscal year 1997 retail sales volume and approximately 83% of its earnings before interest, taxes, depreciation and amortization occurring during the five-month peak heating season from November through March, because many customers use propane for heating purposes. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters

(October 1 through March 31), and cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

      Sales volume for the Partnership traditionally fluctuates from year to year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. Long-term, historic weather data from the National Weather Service Climate Analysis Center indicate that average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. Actual weather conditions in the Partnership's various service territories, however, can vary substantially from historical averages. For information concerning average annual variations in weather across the Partnership's service territories, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

      All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. The Partnership maintains various permits under environmental laws that are necessary to operate certain of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

      With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of

Transportation ("DOT"). With respect to general operations, National Fire Protection Association Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates.

      The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source, and a propane system, any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing.

      On December 13, 1996, the Research and Special Programs Administration ("RSPA"), a division of the DOT, issued an advisory notice that alerted persons involved in the design, manufacture, assembly, maintenance or transportation of hazardous materials in certain cargo tank motor vehicles, including the type of vehicles used by the Partnership, of a problem with emergency discharge systems. On February 19, 1997, RSPA issued an emergency interim final rule indicating that the emergency discharge control systems on the affected vehicles may not function as required by federal regulations under all operating conditions. The interim final rule specified the conditions under which the affected vehicles could continue to be operated. On August 18, 1997, after conducting a series of public hearings and workshops, RSPA issued a final rule which sets forth the requirements that must be satisfied to continue operating such vehicles. The final rule requires, among other things, that in the event of an unintentional release of product, the person attending the unloading operation must be able to promptly activate the internal self-closing stop valve on the motor vehicle and shut down all motive and auxiliary power equipment. The final rule provides alternative ways to comply with this requirement and permits the use of radio-controlled systems that are capable of stopping the transfer of propane by use of a transmitter carried by a qualified person who also satisfies the attendance requirements contained in the regulations. The Partnership is in the process of testing a radio-controlled system and plans to equip its bobtail vehicles with such a system unless the regulation is modified as a result of the pending administrative and legal proceedings. The Partnership filed an administrative appeal requesting reconsideration and a partial stay of the final rule which was denied on December 5, 1997. See "Legal Proceedings. "


EMPLOYEES

      The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 1997, the General Partner had 5,131 employees, including 303 temporary and part-time employees. UGI also performs certain financial and administrative services for the General

Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs.

      Approximately one percent of the General Partner's employees are represented by nine local labor unions which are affiliated with the International Brotherhood of Teamsters (8), and the Warehouse, Processing and Distribution Workers Union of the International Longshoremen's and Warehousemen's Union, AFL-CIO (1).


ITEM 3.  LEGAL PROCEEDINGS

      There are no material legal proceedings pending involving the Partnership, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business and the matter set forth below.

      U.S. Department of Transportation Administrative Proceeding. On or about September 17, 1997, the Operating Partnership and five other major interstate propane marketers jointly filed a Petition for Reconsideration and a Request for Partial Stay of Final Rule HM-225 (more commonly known as 49 C.F.R. Section 171.5, the "Final Rule") published by the Research and Special Programs Administration, a division of the U.S. Department of Transportation (the "DOT") on August 18, 1997. While the other marketers subsequently withdrew their petition and filed suit in federal court against the DOT, the Operating Partnership continued its administrative appeal. The appeal relates to the provisions of the Final Rule requiring passive emergency discharge control systems on cargo tank motor vehicles (also known as bobtails) or alternatively, the installation of radio-controlled systems on bobtails or the use of multiple attendants on such vehicles. On December 5, 1997, the appeal was denied. Management of the Operating Partnership is considering an appeal of the DOT decision.

      The Operating Partnership is also monitoring the pending litigation on the Final Rule brought by other major marketers and parallel litigation by the propane industry's national trade association, the National Propane Gas Association. See "BUSINESS AND PROPERTIES - Government Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of the 1997 fiscal year.


PART II:    SECURITIES AND FINANCIAL INFORMATION


ITEM 5.     MARKET FOR REGISTRANT'S COMMON UNITS
            AND RELATED SECURITY HOLDER MATTERS

      The common units representing limited partner interests ("Common Units") are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "APU." The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per Common Unit.

                                         PRICE RANGE              CASH
1997 FISCAL YEAR                     HIGH         LOW           DISTRIBUTION
Fourth Quarter                      $27.250     $24.125           $0.55
Third Quarter                       $24.875     $22.250            0.55
Second Quarter                      $25.000     $22.250            0.55
First Quarter                       $25.125     $20.750            0.55

                                        PRICE RANGE                 CASH
1996 FISCAL YEAR                      HIGH       LOW            DISTRIBUTION
Fourth Quarter                      $24.875     $22.750           $0.55
Third Quarter                        24.625      22.375            0.55
Second Quarter                       25.250      22.000            0.55
First Quarter                        24.625      22.000            0.55


      As of December 1, 1997, there were 1,113 record holders of the Partnership's Common Units. There is no established public trading market for the Partnership's subordinated units, representing limited partner interests ("Subordinated Units"). The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means, with respect to any fiscal quarter of the

Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The full definition of Available Cash is set forth in the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this Report. The information concerning restrictions on distributions required by Item 5 is incorporated herein by reference to Notes 3 and 4 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than April 1, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

 The following tables provide selected financial data for AmeriGas Partners and the Predecessors.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
                     (Thousands of dollars, except per unit)


                                                                  Year Ended                      April 19
                                                                September 30,                        to
                                                     -------------------------------------      September 30,
                                                           1997               1996                  1995
                                                     -----------------  ------------------    -----------------
FOR THE PERIOD:
Income statement data:
      Revenues                                        $     1,077,825       $  1,013,225        $     269,500
      Operating income (loss)                                 110,373             72,866              (20,088)
      Income (loss) before income taxes                        44,715             10,084              (47,400)
      Net income (loss)                                        43,980             10,238              (47,107)
      Limited partners' interest in net income (loss)          43,540             10,136              (46,636)
      Income (loss) per limited partner unit                     1.04                .24                (1.12)
      Cash distributions declared                                2.20               2.20                 .446

AT PERIOD END:
Balance sheet data:
      Current assets                                  $       183,091       $    199,452 (b)    $     199,438 (b)
      Total assets                                          1,318,661          1,360,292 (b)        1,423,615 (b)
      Current liabilities (excluding debt)                    146,449            157,182 (b)          126,270 (b)
      Total debt                                              718,728            707,453              657,726
      Minority interest                                         5,043              5,497                6,704
      Partners' capital                                       397,537            442,236              560,959

OTHER DATA:
      EBITDA  (a)                                     $       172,377       $    134,497        $       6,497
      Capital expenditures                            $        24,470       $     21,908        $      11,282
      Retail propane gallons sold (millions)                    807.4              855.4                243.6


(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income
      (loss) (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(b)   Reclassified.

                    AMERIGAS PROPANE / AGP - 2 (PREDECESSOR)
                             (Thousands of dollars)

                                                                                                    Twelve               Nine
                                                          September 24,            Year             Months              Months
                                                             1994 to              Ended             Ended               Ended
                                                            April 19,         September 23,      September 23,       September 23,
                                                              1995                 1994              1993              1993 (a)
                                                           -------------      ---------------    -------------       --------------
INCOME STATEMENT DATA (FOR THE PERIOD):

      Revenues                                                $242,185             $367,120          $376,380         $258,271

      Operating income                                          32,382               46,433            42,729           24,323

      Income (loss) before extraordinary loss and
           accounting change                                     2,922                9,659             5,864              (48)

      Net income (loss)                                        (10,620)               9,659             5,864              (48)


BALANCE SHEET DATA (AT PERIOD END):

      Current assets                                          $     (x)            $103,825          $108,826         $108,826
      Total assets                                                  (x)             510,981           526,717          526,717
      Current liabilities (excluding debt)                          (x)              63,292            69,696           69,696
      Total debt                                                    (x)             210,272           210,177          210,177
      Common stockholders' equity                                   (x)             186,599           195,543          195,543


OTHER DATA:

      EBITDA (b)                                              $ 45,971             $ 69,521          $ 63,977         $ 39,884
      Capital expenditures (c)                                $  5,605             $  8,948          $  6,420         $  5,052
      Retail propane gallons sold (millions)                     225.0                332.4             332.1            231.3
      --------------------------------------------------



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

                             PETROLANE (PREDECESSOR)
                    (Thousands of dollars, except per share)


                                                                                                                            QFB
                                                                                                                        Partners (b)
                                                                      September 24,        Year                         ------------
                                                                         1994 to           Ended         July 16 to      January 1
                                                                        April 19,      September 23,   September 23,     to July 15,
                                                                          1995             1994           1993 (a)         1993
                                                                      -------------   --------------   --------------   ------------
INCOME STATEMENT DATA (FOR THE PERIOD):
      Revenues                                                         $372,088           $589,709      $ 88,094         $354,116

      Operating income (loss)                                            41,469             56,887        (4,694)         (22,009)

      Income (loss) before extraordinary item and accounting change       1,390             (2,309)      (10,334)         (59,172)

      Net income (loss)                                                     485             (2,309)      (10,334)         328,042

      Income (loss) per common share (c)                                    .05               (.22)         (.98)

BALANCE SHEET DATA (AT PERIOD END):

      Current assets                                                   $     (x)          $126,436      $132,948         $108,791
      Total assets                                                           (x)           914,212       947,669          929,667
      Current liabilities (excluding debt)                                   (x)           114,518        96,699           86,904
      Total debt                                                             (x)           625,883       663,464          640,798
      Common stockholders' equity                                            (x)            93,113        95,422          105,756

OTHER DATA:

      EBITDA (d)                                                       $ 68,867           $102,922      $  3,479         $ 11,639(e)
      Capital expenditures (f)                                         $  7,291           $ 22,077      $  1,719         $  3,480
      Retail propane gallons sold (millions)                              319.4              496.9          72.2            274.6
      --------------------------------------------------



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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 1997 ("Fiscal 1997") with the year ended September 30, 1996 ("Fiscal 1996") and (2) Fiscal 1996 with the 53 weeks ended September 30, 1995 ("Pro Forma Fiscal 1995"). Pro Forma Fiscal 1995 includes an additional week of results (i.e. the period September 24 to September 30, 1994) due to the difference in the Partnership's and the Predecessors' year ends.

The Pro Forma Fiscal 1995 statement of operations data was derived from the historical statements of operations of the Predecessors for the period September 24, 1994 to April 19, 1995 and the statement of operations of the Partnership from April 19, 1995 to September 30, 1995. The Fiscal 1995 pro forma statement of operations was prepared to reflect the effects of the Partnership Formation as if it had been completed as of September 24, 1994.

The Pro Forma Fiscal 1995 statement of operations data do not purport to present the results of operations of the Partnership had the formation of the Partnership actually been completed as of September 24, 1994. In addition, the Pro Forma Fiscal 1995 statement of operations data should be read in conjunction with the consolidated financial statements of the Partnership, the consolidated financial statements of Petrolane, and the combined financial statements of AmeriGas Propane, and the related notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Significant pro forma adjustments reflected in the data include (a) the elimination of income taxes as a result of operating in a partnership structure; (b) an adjustment to interest expense resulting from the retirement of approximately $377 million of Petrolane term loans, the restructuring of Petrolane and AmeriGas Propane senior debt, and the issuance of an aggregate $210 million face value of notes of AmeriGas Partners and the Operating Partnership; (c) the elimination of management fees previously charged to Petrolane by UGI; (d) a net reduction in amortization expense resulting from the longer-term (40-year) amortization of the excess purchase price over fair value of 65% of the net identifiable assets of Petrolane, compared with the amortization of 65% of Petrolane's excess reorganization value over 20 years; and (e) the elimination of intercompany revenues and expenses.

The following tables provide gallon, weather and certain financial information for the Partnership, AmeriGas Propane and Petrolane.


                             AMERIGAS PARTNERS, L.P.
                  (Millions, except per gallon and percentages)


                                                                          Pro
                                                                         Forma
                                              Year         Year        53 Weeks     April 19,
                                             Ended        Ended         Ended        1995 to
                                           Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
                                              1997         1996         1995 (a)      1995
                                          -----------  ------------   -----------  -----------
Gallons sold:
    Retail                                     807.4         855.4         788.0         243.6
    Wholesale                                  218.6         309.7         198.0          65.6
                                          ----------   -----------    ----------   -----------
                                             1,026.0       1,165.1         986.0         309.2
                                          ==========   ===========    ==========   ===========

Revenues:
    Retail propane                        $    868.2   $     786.9    $    692.7   $     205.7
    Wholesale propane                          126.0         137.9          86.5          27.9
    Other                                       83.6          88.4          99.4          35.9
                                          ----------   -----------    ----------   -----------
                                          $  1,077.8   $   1,013.2    $    878.6   $     269.5
                                          ==========   ===========    ==========   ===========


Total propane margin (b)                  $    430.2   $     398.6    $    373.5   $     110.2
Total margin (b)                          $    477.4   $     443.5    $    419.6   $     127.8
EBITDA (c)                                $    172.4   $     134.5    $    126.0   $       6.5
Operating income (loss)                   $    110.4   $      72.9    $     63.7   $     (20.1)
Degree days - % (warmer) colder
    than normal (d)                             (5.2)%         1.4%        (12.1)%         N.M.


(a) Reflects unaudited pro forma information for the Partnership as if the Partnership Formation had occurred as of the beginning of the period presented.
(b)   Revenues less related cost of sales.
(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(d) Based on the weighted average deviation from average degree days during the 30-year period 1961-1990, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Partners operates. Due to the seasonality of the propane business favoring the winter heating season, degree days for the period April 19 to September 30, 1995 are not meaningful.

                                AMERIGAS PROPANE
                  (Millions, except per gallon and percentages)

                                                                                         Nine
                                           Sept. 24,      Sept. 24,       Year          Months
                                            1994 to        1993 to        Ended         Ended
                                           April 19,      April 23,      Sept. 23,     Sept. 23,
                                             1995           1994          1994         1993 (a)
                                          -----------    -----------   -----------   -----------
Gallons sold:
    Retail                                      225.0          242.4         332.4         231.3
    Wholesale                                    32.5           53.3          74.3          43.6
                                          -----------    -----------   -----------   -----------
                                                257.5          295.7         406.7         274.9
                                          ===========    ===========   ===========   ===========

Revenues:
    Retail propane                        $     203.3    $     222.9   $     302.4   $     217.7
    Wholesale propane                            14.8           20.1          28.1          18.8
    Other                                        24.1           23.4          36.6          21.8
                                          -----------    -----------   -----------   -----------
                                          $     242.2    $     266.4   $     367.1   $     258.3
                                          ===========    ===========   ===========   ===========


Total propane margin (b)                  $     111.5    $     126.5   $     171.7   $     118.5
Total margin (b)                          $     122.9    $     138.3   $     190.3   $     130.7
EBITDA (c)                                $      46.0    $      61.6   $      69.5   $      39.9
Operating income                          $      32.4    $      48.2   $      46.4   $      24.3
Degree days - % (warmer)
    colder than normal (d)                      (12.9)%         (2.9)%        (3.5)%        (6.9)%


(a) On April 27, 1993, AmeriGas Propane changed its fiscal year end to September 23. Previously, AmeriGas Propane's fiscal year ended on December
      23. As a result of the change in fiscal year, the amounts above include data as of and for the nine month transition period ended September 23, 1993.
(b)   Revenues less related cost of sales.
(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(d) Based on the weighted average deviation from average degree days during the 30-year period 1951-1980 for the nine month period ended September 23, 1993, and the 30-year period 1961-1990 for the twelve month period ended September 23, 1994, the period September 24, 1993 to April 23, 1994 and the period September 24, 1994 to April 19, 1995, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which AmeriGas Propane operates.

                                    PETROLANE
                  (Millions, except per gallon and percentages)

                                                                             Nine
                                                                            Months
                                 Sept. 24,     Sept. 24,       Year         Ended
                                  1994 to       1993 to       Ended        Sept. 23,
                                 April 19,     April 23,    Sept. 23,        1993
                                    1995         1994         1994       (38 weeks) (a)
                                 ---------    ----------   ----------   ---------------
Gallons sold:
    Retail                           319.4         356.9        496.9        346.7
    Wholesale                         99.9         132.8        185.5        151.5
                                  --------     ---------   ----------   ----------
                                     419.3         489.7        682.4        498.2
                                  ========     =========   ==========   ==========

Revenues:
    Retail propane                $  283.7     $   317.2   $    437.0   $    314.1
    Wholesale propane                 43.8          53.9         75.1         66.5
    Other                             44.6          49.8         77.6         61.6
                                  --------     ---------   ----------   ----------
                                  $  372.1     $   420.9   $    589.7   $    442.2
                                  ========     =========   ==========   ==========


Total propane margin (b)          $  151.8     $   178.7   $    243.1   $    164.3
Total margin (b)                  $  168.9     $   196.6   $    270.7   $    183.3
EBITDA (c)                        $   68.9     $    89.3   $    102.9   $     15.1 (d)
Operating income (loss)           $   41.5     $    62.5   $     56.9   $    (26.7)(d,e)
Degree days - % (warmer)
    colder than normal (f)           (12.6)%        (4.2)%       (3.2)%       (3.8)%


(a) On July 26, 1993, Petrolane changed its fiscal year end to September 23. Previously, Petrolane's fiscal year ended December 31. As a result of the change in fiscal year, the amounts above include combined amounts for the pre-reorganization accounting period January 1 to July 15, 1993 and the post-reorganization accounting period July 16 to September 23, 1993.
(b)   Revenues less related cost of sales.
(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(d) Includes a charge of $16.6 million related to environmental matters and a charge of $5.6 million related to an adjustment of taxes other than income taxes.
(e) Due to the effects of "Fresh Start Accounting," these amounts are not meaningful for comparative purposes.
(f) Based on the weighted average deviation from average degree days during the 30-year period 1951-1980 for the 38 week period ended September 23, 1993, and the 30-year period 1961-1990, for the twelve month period ended September 23, 1994, the period September 24, 1993 to April 23, 1994 and the period September 24, 1994 to April 19, 1995, as contained in the National Weather Service Climate Analysis Center database, for geographic areas in which Petrolane operates.

PARTNERSHIP RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

Retail sales of propane decreased in Fiscal 1997 reflecting, in part, the effects of warmer heating-season weather. In addition, significantly higher and more volatile propane market prices during the first half of the Fiscal 1997 heating season resulted in customer conservation efforts. Wholesale volumes of propane sold were lower in Fiscal 1997 principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $81.3 million reflecting a $125.5 million increase as a result of higher average retail propane selling prices partially offset by a $44.2 million decrease as a result of the lower volumes sold. The higher prices resulted principally from higher propane product costs experienced by the Partnership early in Fiscal 1997. The spot price of propane at Mont Belvieu, Texas, a major U.S. storage and distribution hub, increased dramatically during much of the last quarter of Fiscal 1996 and the first quarter of Fiscal 1997, rising to a high of 75 cents a gallon on December 16, 1996. Wholesale propane revenues decreased $11.9 million reflecting the lower wholesale volumes sold partially offset by higher average wholesale prices. Other revenues decreased $4.8 million primarily as a result of lower hauling and appliance sales and service revenues.

Total propane margin was greater in Fiscal 1997 because of higher average retail unit margins partially offset by lower volumes of propane sold. Although the Partnership's propane product costs were significantly higher in Fiscal 1997, the Partnership benefited from favorable fixed-price supply arrangements and, to a lesser extent, derivative commodity contracts entered into as part of its 1997 propane supply strategy. The higher Fiscal 1997 average retail unit margin also reflects the fact that retail unit margins in the prior-year period were adversely impacted by certain sales and marketing programs.

The increase in Fiscal 1997 operating income and earnings before interest expense, income taxes, depreciation and amortization (EBITDA) is the result of higher total margin, greater miscellaneous income, and a decrease in operating expenses. Total operating expenses were $316.4 million in Fiscal 1997 compared with $317.4 million in Fiscal 1996. The Fiscal 1996 operating expenses are net of $4.4 million from a refund of insurance premium deposits and $3.3 million from a reduction in accrued environmental costs. Excluding the impact of these items in Fiscal 1996, operating expenses declined $8.7 million reflecting in large part lower expenses related to sales and marketing programs and lower required accruals for general and automobile liability and workers' compensation costs. Miscellaneous income increased $2.9 million in Fiscal 1997 reflecting $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. (Atlantic Energy), which owns and operates a liquefied petroleum gas storage terminal in Chesapeake, Virginia. The Partnership sold its interest in Atlantic Energy after determining that it was not a strategic asset.

Interest expense was $65.7 million in Fiscal 1997 compared with $62.8 million in Fiscal 1996 reflecting increased interest expense on the Partnership's Revolving Credit and Acquisition facilities principally as a result of higher amounts outstanding.

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

Total revenues from retail propane sales increased $94.2 million reflecting a $59.2 million increase from the greater volumes sold and a $35.0 million increase as a result of higher average retail propane selling prices. Total cost of sales increased $110.7 million as a result of the higher volumes of propane sold and higher average propane product costs. The Partnership's propane product cost averaged approximately five cents a gallon higher in Fiscal 1996 than in Pro Forma Fiscal 1995. The spot price of propane at Mont Belvieu, Texas increased dramatically in August and September 1996, rising to 50.5 cents per gallon on September 30, 1996 compared to 31.63 cents per gallon a year earlier.

Total propane margin was higher in Fiscal 1996 as a result of the greater volumes of propane sold. However, average retail unit margins in Fiscal 1996 were slightly lower than in Pro Forma Fiscal 1995, notwithstanding an increase in average retail selling price, reflecting the impact of higher average propane product costs which were not completely passed through to customers.

The increases in Fiscal 1996 operating income and EBITDA reflect principally the increase in total propane margin partially offset by higher operating and administrative expenses. Operating expenses in Fiscal 1996 are net of $4.4 million from a refund of insurance premium deposits and $3.3 million from a reduction in accrued environmental costs recorded in the quarter ended March 31. Operating expenses in Pro Forma Fiscal 1995 include $4.3 million in accruals for management reorganization activities. Operating expenses, exclusive of these items, increased $27.8 million reflecting higher payroll and employee compensation expenses associated with the Partnership's new management structure; higher vehicle and distribution expenses due in part to the higher retail volumes and severe eastern U.S. winter weather; higher expenses associated with sales and marketing programs; increased customer equipment repair and maintenance expenses; and incremental costs associated with acquisitions and new district locations.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

The Partnership's principal sources of funds are those generated by its operations and borrowings under the Operating Partnership's Bank Credit Agreement. Cash generated by operating activities in 1997 was sufficient to fund maintenance capital expenditures (which represent capital expenditures to maintain the operating capacity of the capital assets of the Partnership) and the Minimum Quarterly Distribution (MQD) of $.55 for each quarter on all Partnership units.

Effective September 15, 1997, the Operating Partnership amended and restated its Bank Credit Agreement. The Bank Credit Agreement consists of a Revolving Credit Facility and an Acquisition Facility. Obligations under the Bank Credit Agreement are collateralized by substantially all of the Operating Partnership's assets. The Revolving Credit Facility provides for borrowings of up to $100 million (including a $35 million sublimit for letters of credit). The Revolving Credit Facility may be used to fund working capital, capital expenditures, and interest and distribution payments. The Revolving Credit Facility expires September 15, 2002 but may, under certain conditions, be extended. The Operating Partnership's bank loans outstanding totaled $28 million at September 30, 1997 compared with $15 million at September 30, 1996.

The Bank Credit Agreement also includes a $75 million Acquisition Facility to finance propane business acquisitions. This facility operates as a revolving facility through September 15, 2000 at which time amounts then outstanding will convert to a quarterly amortizing four-year term loan. At September 30, 1997, borrowings under the Acquisition Facility totaled $37 million.

The ability of the Operating Partnership to borrow under the Bank Credit Agreement is subject to provisions which require, among other things, minimum interest coverage and maximum debt to EBITDA ratios, as defined. Based upon the calculation of such ratios as of September 30, 1997, the Operating Partnership had the ability to borrow the maximum amount available (See Note 4 to the Partnership's Consolidated Financial Statements).

The Operating Partnership also has a revolving credit agreement with the General Partner under which it may borrow up to $20 million to fund working capital, capital expenditures, and interest and distribution payments. The General Partner Credit Facility is coterminous with, and generally comparable to, the Revolving Credit Facility except that borrowings under the General Partner Facility are unsecured and subordinated to all senior debt of the Operating Partnership. UGI has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings.

Management believes that cash flow from operations as well as available borrowings under its credit facilities will be sufficient to meet the Partnership's liquidity needs for the foreseeable future.

The Partnership has assumed certain lease guarantees and scheduled claim obligations relating to certain former businesses of Petrolane, a predecessor company of the Partnership. The Partnership succeeded to Petrolane's agreements with third parties for payment indemnification relating to such obligations. At September 30, 1997, the lease guarantee obligations totaled approximately $67 million and scheduled claims of at least $68 million were pending. To date, the Partnership has not paid any amounts under the lease guarantee and scheduled claim obligations (See Note 9 to the Partnership's Consolidated Financial Statements).

PARTNERSHIP DISTRIBUTIONS

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in an amount equal to its Available Cash (as defined in the Amended and Restated Agreement of Limited Partnership) for such quarter, subject to limitations under its loan agreements. (For a description of Available Cash and the priority of its distribution to unitholders, see Note 3 to the Partnership's Consolidated Financial Statements). During 1997, 1996 and 1995, the Partnership paid the MQD of $.55 on all limited partner units outstanding. The amount of Available Cash needed during Fiscal 1997 to distribute the MQD on all such units as well as the 2% general partner interest was approximately $93.9 million ($48.5 million for the Common Units; $43.5 million for the Subordinated Units; and $1.9 million for the general partner interests). A reasonable proxy for the amount of distributable cash actually generated by the Partnership can be determined by subtracting cash interest expense and maintenance capital expenditures from the Partnership's EBITDA. Distributable cash as calculated for the Partnership's full fiscal years since its inception is as follows:

-------------------------------------------------------------------------
Year Ended September 30,                         1997             1996
-------------------------------------------------------------------------

(Millions of dollars)
EBITDA                                         $ 172.4           $134.5
Cash interest expense                            (66.8)           (63.6)
Maintenance capital expenditures                 (10.0)            (7.9)
-------------------------------------------------------------------------
Distributable cash flow                        $  95.6            $63.0
-------------------------------------------------------------------------

Although the level of distributable cash generated in 1996 was less than the full MQD, the Partnership had cash and short-term investment balances of $48.6 million at the beginning of the year. Due to the seasonal nature of its operating cash flows and working capital needs, the Partnership has used the Revolving Credit Facility on a short-term basis to fund a portion of distribution payments. The ability of the Partnership to continue to pay the full MQD on its Subordinated Units will depend upon a number of factors including the level of Partnership earnings, the cash needs of the Partnership's operations (including cash needed for maintenance and growth capital), and the Partnership's ability to finance externally such cash needs. Some of these factors are affected by conditions such as weather, competition in the markets served by the Partnership, and the cost of propane, which are beyond the control of the Partnership.

As further described in Note 3 to the Partnership's Consolidated Financial Statements, the Subordinated Units' period of subordination will generally extend until the first day of any quarter beginning on or after April 1, 2000 in respect of which certain cash performance and distribution measurements are attained. In addition, if the Partnership attains certain cash performance and distribution measurements, 4.9 million Subordinated Units may convert to Common Units on or after March 31, 1998 and an additional 4.9 million Subordinated Units may convert on or after

March 31, 1999. Based upon such cash performance measurements to date, it is unlikely that the cash performance measurements required for conversion will be attained during fiscal 1998.

CASH FLOWS

OPERATING ACTIVITIES. Cash flow from operating activities was $110.2 million in Fiscal 1997 compared with $48.4 million in Fiscal 1996. Cash flow from operations before changes in working capital was $109.9 million in Fiscal 1997 compared with $68.4 million in Fiscal 1996 reflecting a significant improvement in the Partnership's operating performance. Changes in operating working capital during Fiscal 1997 provided $.2 million of operating cash flow. During Fiscal 1996, changes in operating working capital required $20.1 million of operating cash flow principally from an increase in accounts receivable partially offset by an increase in accounts payable.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $24.5 million (including maintenance capital expenditures of $10.0 million) in Fiscal 1997 compared with $21.9 million (including maintenance capital expenditures of $7.9 million) in Fiscal 1996. Proceeds from disposals of assets totaled $10.6 million in Fiscal 1997 compared with $5.4 million in Fiscal 1996. Fiscal 1997 proceeds include the sale of the Partnership's 50% interest in Atlantic Energy. Maturing short-term investments increased cash flows from investing activities by $9.0 million in Fiscal 1996. During Fiscal 1997, the Partnership acquired several propane businesses for $11.6 million in cash compared with $20.9 million for acquisitions in Fiscal 1996. In conjunction with one acquisition during Fiscal 1997, the Partnership issued 111,135 Common Units having a fair value of $2.6 million.

FINANCING ACTIVITIES. During Fiscal 1997, the Partnership declared and paid the MQD on all units and the General Partner's interest totaling $92.9 million. In addition, during each of Fiscal 1997 and Fiscal 1996, the Operating Partnership distributed $1.0 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership. During Fiscal 1997, net borrowings under the Operating Partnership's Revolving Credit Facility totaled $6 million compared with $15 million in Fiscal 1996. At September 30, 1997, the Partnership had $72 million available under the Revolving Credit Facility. The Partnership's cash needs are typically greatest during the first fiscal quarter due to increased working capital needs and interest and distribution payments. The Partnership also borrowed $7 million under its Acquisition Facility during Fiscal 1997. There were borrowings of $30 million under the Acquisition Facility and $7 million under the Special Purpose Facility during Fiscal 1996. During Fiscal 1997, the Partnership made long-term debt repayments of $3.0 million compared with repayments of $10.9 million in Fiscal 1996. Debt repayments in Fiscal 1996 included $8.4 million associated with UGI's contribution of the net assets of Oahu Gas Service, Inc.

Cash paid for Partnership formation fees and expenses during Fiscal 1996 represents the reimbursement by the Partnership of fees and expenses previously paid by AmeriGas, Inc. relating to the formation of the Partnership.

YEAR 2000 MATTERS

The Partnership has a number of information system improvement initiatives under way that will require increased expenditures during the next several years. These initiatives include the modification of certain computer software systems to be Year 2000 compliant. Although final cost estimates to modify current systems have yet to be determined, the Partnership does not expect such costs, which will be expensed when incurred, will have a material effect on the Partnership's results of operations.

IMPACT OF INFLATION

Inflation affects the prices the Partnership pays for operating and administrative services and, to some extent, propane gas. Competitive pressures may limit the Partnership's ability to recover fully propane product cost increases. The Partnership attempts to limit the effects of inflation on its results of operations through cost control efforts and productivity improvements.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS 128) and SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 128 establishes standards for computing and presenting earnings per share and simplifies the previous standards for computing earnings per share found in Accounting Principles Board Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. In addition, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1) in October 1996. SOP 96-1 provides guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. The adoption of these standards is not expected to have a material effect on the Partnership's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in
Exhibit 99. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The General Partner undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and financial statement schedules referred to in the index contained on pages F-2 through F-4 of this Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


PART III:  MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See "Certain Relationships and Related Transactions" and Note 10 to the Partnership's Consolidated Financial Statements.

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

         NAME                                        AGE               POSITION WITH THE GENERAL PARTNER
         Lon R. Greenberg                            47                Chairman, Director, President and
                                                                       Chief Executive Officer

         Thomas F. Donovan                           64                Director

         Robert C. Forney                            70                Director

         James W. Stratton                           61                Director

         Stephen A. Van Dyck                         54                Director

         David I. J. Wang                            65                Director

         Brendan P. Bovaird                          49                Vice President and General Counsel

         Eugene V. N. Bissell                        44                Vice President-Sales and Operations

         Diane L. Carter                             49                Vice President-Human Resources

         R. Paul Grady                               44                Vice President-Sales and Operations

         William D. Katz                             44                Vice President-Corporate Development

         Robert H. Knauss                            44                Vice President-Law and
                                                                       Associate General Counsel and
                                                                       Corporate Secretary

         Charles L. Ladner                           59                Vice President-Finance and Accounting

         Gordon E. Regan, Jr.                        45                Vice President-Purchasing and
                                                                       Transportation

         Mr. Greenberg is a Director (since October 1994) and Chairman (since August 1996), and President and Chief Executive Officer (since July 1996) of the General Partner. Mr. Greenberg is also Director (since 1994), Chairman (since August 1996), Chief Executive Officer (since August 1995) and President (since July 1994) of UGI, having been Senior Vice President - Legal and Corporate Development of UGI (since July 1989). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a Director of Mellon PSFS Advisory Board.

         Mr. Donovan was elected a Director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on December 31, 1996, a position held since 1988. He continues to serve as a consultant and an advisory board member to Mellon Bank Corp. He also serves as a Director of Nuclear Electric Insurance Co. and Merrill Lynch International Bank, Inc.

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

         Mr. Stratton was elected a Director of the General Partner on April 25, 1995. He is President and Director of Stratton Management Company (investment advisory and financial consulting firm) since 1972, and Chairman and Chief Executive Officer of FinDaTex (financial services firm). Mr. Stratton is a Director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Stratton Monthly Dividend Shares, Inc., Stratton Small-Cap Yield Fund, Teleflex, Inc. and Unisource Worldwide, Inc.

         Mr. Van Dyck was elected a Director of the General Partner on June 15, 1995. He is Chairman of the Board and Chief Executive Officer of Maritrans Inc. (since 1987), the nations largest independent marine transporter of petroleum. He also serves as Chairman of the Board of West of England Mutual Insurance Association, and as a Director of Mellon PSFS Advisory Board.

         Mr. Wang was elected a Director of the General Partner on April 25, 1995. Mr. Wang is retired, having formerly served as Executive Vice President - Timber and Specialty Products and a Director of International Paper Company (1987 to 1991). He is a Director of UGI Corporation, UGI Utilities, Inc., and Weirton Steel Corp.

         Mr. Bissell is Vice President-Sales and Operations (since December
1995) of the General Partner. Previously, Mr. Bissell was Vice President - Distributors and Fabrication, BOC Gases (August to December 1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to
1993).

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

         Ms. Carter was elected Vice President - Human Resources of the General Partner effective January 15, 1996. Prior to her election, Ms. Carter was Vice President - Human Resources of Sisters of Mercy Health System, St. Louis, Missouri (1994 to 1996). Previously, she was President and founding principal of the Touchstone Partnership, Ltd., an organization and management consulting firm based in Philadelphia (1991 to 1994).

         Mr. Grady is Vice President - Sales and Operations (since August 1995) of the General Partner. Mr. Grady was Vice President - Corporate Development of UGI (March 1994 to August 1995), having been Director, Corporate Development (September 1990 to March 1994). Previously, he was Director, Corporate Development Services of Campbell Soup Company (1985 to August 1990).

         Mr. Katz was elected Vice President - Corporate Development of the General Partner effective October 1, 1996. Previously, he served as Vice President - Corporate Development of UGI (1995 to 1996). Prior to joining UGI, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. Previously, he practiced law for approximately 10 years, first with the firm of Jones, Day Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.

         Mr. Knauss was elected to the additional position of Vice President-Law and Associate General Counsel of the General Partner effective October 1, 1996, having served as Corporate Secretary since 1994. Previously, he served as Group Counsel - Propane (1989 to 1996) of UGI, having joined UGI as Associate Counsel in 1985. Before joining UGI, he was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia.

         Mr. Ladner was elected Vice President - Finance and Accounting effective April 28, 1997. He is also Senior Vice President - Finance of UGI Corporation (since 1978).

         Mr. Regan is Vice President-Purchasing and Transportation of the General Partner (since May 1996). Prior to joining the General Partner, Mr. Regan was President of the Chemical Division of DSI Transports, Inc. (1995 to
1996). Previously, he served Conoco, Inc. for over 20 years, most recently as General Manager Business Support, Downstream-North America.

ITEM 11.  EXECUTIVE COMPENSATION


         The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

-----------------------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Long-Term Compensation
                          Annual Compensation
                                                                                        Awards           Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Securities
                                                                       Other          Underlying           Long-           All
                                                                      Annual         Options/SARs          Term           Other
        Name and             Year       Salary        Bonus        Compensation        Granted           Incentive     Compensation
   Principal Position                     ($)        ($) (1)          ($) (2)            (#)                ($)           ($) (3)
-----------------------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg (4)         1997      $509,827      $425,000         $ 7,671         200,000 (5)           $0           $ 14,233
   President, Chairman,      1996      $465,000      $122,760         $ 7,359               0               $0           $ 10,462
   and Chief Executive       1995      $381,923      $      0         $ 7,365          14,167 (6)           $0           $ 11,439
   Officer
-----------------------------------------------------------------------------------------------------------------------------------
Charles L. Ladner (4)        1997      $254,762      $136,216         $ 8,235          75,000 (5)           $0            $ 6,923
   Vice President-           1996      $245,000      $ 52,920         $ 8,881               0               $0            $ 6,480
   Finance and               1995      $245,000      $ 42,998         $ 8,851               0               $0            $ 8,219
   Accounting
-----------------------------------------------------------------------------------------------------------------------------------
Eugene V.N. Bissell (7)      1997      $169,931      $ 74,812         $50,027               0               $0            $21,876
   Vice President-Sales      1996      $123,750      $      0         $     0           5,000 (6)           $0            $     0
   and Operations
-----------------------------------------------------------------------------------------------------------------------------------
R. Paul Grady (7)            1997      $166,603      $ 73,353         $ 3,281               0               $0            $23,544
   Vice President-Sales      1996      $158,704      $      0         $ 7,508               0               $0            $14,292
   and Operations            1995      $139,174      $ 15,566         $ 5,126               0               $0            $ 5,298

-----------------------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird (4)       1997      $164,653      $ 64,449         $ 3,769          30,000 (5)           $0            $ 4,196
   Vice President and        1996      $149,999      $ 21,853         $ 1,299               0               $0            $ 1,363
   General Counsel           1995      $ 66,346      $  8,663         $     0          10,000 (6)           $0            $     0
===================================================================================================================================


(1) Messrs. Greenberg, Ladner and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Partners Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and currently range from 0% to 148% of base salary for Mr. Greenberg, 0% to 102% of base salary for Mr. Ladner, 0% to 65% of base salary for Mr. Bovaird, and for the other Named Executives, from 0 to an amount limited only by the Partnership's profitability.

(2) Amounts represent tax payment reimbursements for certain benefits, except for Mr. Bissell. In addition to a tax payment reimbursement of $7,563, Mr. Bissell received a $39,765 reimbursement of relocation expenses and other perquisites available to executive officers generally.

(3) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Pension Plan ("APIPP"), the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Senior Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan". During fiscal 1997, 1996 and 1995, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $4,902, $0 and $0; Mr. Grady, $7,048, $458 and $0; (ii) under the UGI Employee Savings Plan: Messrs. Greenberg and Ladner, $3,375, $3,375 and $3,375; Mr. Grady, $0, $0 and $2,962; and Mr. Bovaird, $3,375, $1,363 and $0; (iii) under the APIPP:
         Mr. Grady, $0, $11,875 and $1,526; (iv) under the UGI Executive Retirement Plan: Mr. Greenberg, $10,858, $7,087 and $8,064; Mr. Ladner, $3,548, $3,105 and $4,844; Mr. Grady, $0, $2,427 and $352; and Mr.
         Bovaird, $821, $0 and $0; (v) under the AmeriGas Executive Retirement
         Plan: Mr. Bissell, $16,974, $0 and $0; and Mr. Grady, $16,496, $0 and
         $0.

(4) Compensation reported for Messrs. Greenberg, Ladner and Bovaird is attributable to their respective positions of Chairman, President and Chief Executive Officer, Senior Vice President - Finance, and Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 1998 Annual Meeting of Shareholders and is not additive. None of them receives compensation from the General Partner.

(5) Non-qualified stock options granted under the UGI Corporation 1997 Stock Option and Dividend Equivalent Plan. The 1997 Plan consists of non-qualified stock option grants and the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI Common Stock ( the "UGI Return") with the total return achieved by each member of a group of comparable peer companies ( the "SODEP Peer Group") over a three-year period beginning January 1, 1997 and ending December 31, 1999. Total return encompasses both changes in the per share market price and dividends paid on a share of UGI Common Stock.

(6) Non-qualified stock options granted under the UGI Corporation 1992 Non-Qualified Stock Option Plan.

(7) Effective October 1, 1996, the General Partner made grants to Messrs. Bissell and Grady under the AmeriGas Propane, Inc. Long-Term Incentive Plan ("LTIP"). Each grant represents the right to receive a like number of Common Units of the Partnership or their cash equivalent, in the discretion of the Compensation/Pension Committee of the Board of Directors, together with a cash payment equal to the distributions which would have been paid on a Common Unit during the performance period if a performance contingency is met. No portion of any LTIP grant will be paid if the performance contingency is not met by September 30, 2001. See the "Long-Term Incentive Plan - Awards in Last Fiscal Year" table for a description of the performance contingency. As of September 30, 1997, Mr. Bissell's LTIP grant represented 10,000 Common Units with a market value of $260,000 and Mr. Grady's LTIP grant represented 10,000 Common Units with a market value of $260,000. Market values are based on the September 30, 1997 closing price for the Common Units on the New York Stock Exchange.

---------------------------------------------------------------------------------------------------------------------------------
                                          OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------------------
                                         Individual Grants
---------------------------------------------------------------------------------------------------------------------------------
                                   Number of           % of Total
                                   Securities           Options
                                   Underlying          Granted to          Exercise or                              Grant Date
                                    Options            Employees           Base Price           Expiration            Present
            Name                  Granted (1)             (2)               ($/Share)              Date              Value (3)
---------------------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg                    200,000               66%                $22.625             12/9/06             $486,000
---------------------------------------------------------------------------------------------------------------------------------

Charles L. Ladner                    75,000               25%                $22.625             12/9/06             $182,250
---------------------------------------------------------------------------------------------------------------------------------

Eugene V.N. Bissell                    0                   0                    -                   -                    -
---------------------------------------------------------------------------------------------------------------------------------

R. Paul Grady                          0                   0                    -                   -                    -
---------------------------------------------------------------------------------------------------------------------------------

Brendan P. Bovaird                   30,000               10%                $22.625             12/9/06              $72,900
=================================================================================================================================

(1) Non-qualified stock options granted on December 10, 1996 under the UGI Corporation 1997 Stock Option and Dividend Equivalent Plan (the "1997 SODEP"). This grant also includes the opportunity to earn an amount equivalent to the dividends paid during a three year performance period on shares covered by options. The option exercise price is not less than the fair market value of UGI's Common Stock on the date of the grant. These options were fully vested on the date of grant. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by UGI or a subsidiary. Options are subject to adjustment in the event of recapitalization, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) A total of 305,000 stock options were granted to employees and executive officers of the General Partner during fiscal year 1997 under the 1997 SODEP.

(3) Based on the Black-Scholes option pricing model. The assumptions used in calculating the grant date present value are as follows:

                  o Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions

                  o        Stock volatility - .1676

                  o        Stock's dividend yield - 6.54%

                  o        Length of option term - 10 years

                  o        Annualized risk-free interest rate - 6.36%

                  o        Discount for risk of forfeiture - 0%

         All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

==================================================================================================================================

                                              OPTION EXERCISES IN LAST FISCAL YEAR
                                               AND FISCAL YEAR-END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------------------
                                                           Number of Securities                 Value of Unexercised
                                                           Underlying Unexercised           In-The-Money Options at Fiscal
                            Shares                       Options at Fiscal Year End                   Year End ($)
                           Acquired                                (#)
                              on            Value
                         Exercise (#)     Realized
          Name                               ($)        Exercisable       Unexercisable       Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
                                                        143,959 (1)            -0-           $1,079,693 (2)           $0
Lon R. Greenberg             -0-             $0         200,000 (3)            -0-           $1,000,000 (4)           $0
----------------------------------------------------------------------------------------------------------------------------------

Charles L. Ladner           87,500        $527,595       75,000 (3)            -0-           $  375,000 (4)           $0
----------------------------------------------------------------------------------------------------------------------------------

Eugene V.N. Bissell          -0-             $0           1,000 (5)          4,000 (5)       $    7,000 (6)           $28,000 (6)
----------------------------------------------------------------------------------------------------------------------------------
                                                         17,000 (1)            -0-           $  127,500 (2)           $0
R. Paul Grady                -0-             $0           2,000 (5)            -0-           $   15,000 (7)           $0
----------------------------------------------------------------------------------------------------------------------------------
                                                         10,000 (1)                          $   75,000 (2)           $0
Brendan P. Bovaird           -0-             $0          30,000 (3)            -0-             $150,000 (4)           $0
==================================================================================================================================

(1)      Options granted under the 1992 Stock Option and Dividend Equivalent
         Plan.

(2) Value based on comparison of price per share at September 30, 1997 (fair market value $27.625) to 1992 Stock Option and Dividend Equivalent Plan option price ($20.125).

(3)      Options granted under the 1997 Stock Option and Dividend Equivalent
         Plan.

(4) Value based on comparison of price per share at September 30, 1997 (fair market value $27.625) to 1997 Stock Option and Dividend Equivalent Plan option price ($22.625).

(5)      Options granted under the 1992 Non-Qualified Stock Option Plan.

(6) Value based on comparison of price per share at September 30, 1997 (fair market value $27.625) to option grant price at December 18, 1995 (fair market value $20.625) under the terms of the 1992 Non-Qualified Stock Option Plan.

(7) Value based on comparison of price per share at September 30, 1997 (fair market value $27.625) to option grant price at January 2, 1992 (fair market value $20.125) under the terms of the 1992 Non-Qualified Stock Option Plan.

         The General Partner adopted a Long-Term Incentive Plan for key executives effective October 1, 1996. Grants made under the Plan to the Named Executives are shown in the table below.

----------------------------------------------------------------------------------------------------------------------------------
                                 LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Estimated Future Payouts
                                                                                      under Non-Stock Price-Based Plans
                                     Number of               Performance
                                  Shares, Units or         or Other Period
                                    Other Rights           until Maturation            Target (2)              Maximum (3)
            Name                        (1)                   or Payout                (# and $)                (# and $)
----------------------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg                         0                       N/A                      N/A                      N/A
----------------------------------------------------------------------------------------------------------------------------------
Charles L. Ladner                        0                       N/A                      N/A                      N/A
----------------------------------------------------------------------------------------------------------------------------------
Eugene V. N. Bissell                   10,000                3 to 5 years            11,000 Common            15,000 Common
                                                                                       Units; and              Units; and
                                                                                        $96,800                  $99,000
----------------------------------------------------------------------------------------------------------------------------------
R. Paul Grady                          10,000                3 to 5 years            11,000 Common            15,000 Common
                                                                                       Units; and              Units; and
                                                                                        $96,800                  $99,000
----------------------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird                       0                       N/A                      N/A                      N/A
==================================================================================================================================

(1) Grants made under the Plan are subject to achievement of a performance contingency. Each grant represents the right to receive a like number of Common Units of the Partnership (or their cash equivalent, at the discretion of the Compensation/Pension Committee of the Board of Directors of the General Partner), together with the opportunity to receive a cash payment equal to distributions made on an equivalent number of Common Units during a performance period of up to five years. The performance contingency is Partnership financial and operating performance over a minimum of twelve consecutive calendar quarters ending no later than September 30, 2001, such that the Partnership's Subordinated Units convert to Common Units in accordance with the Partnership Agreement. See Note 3 to the Partnership's Consolidated Financial Statements for a summary of the conditions necessary for conversion of the Subordinated Units. No portion of any grant will be paid if the performance contingency is not met by September 30, 2001. Depending on the date of achievement of the contingency, payouts will range from 50% to 150% of the size of the awards shown above. In the event of a change of control, a portion of the grants may become payable pursuant to Agreements between the General Partner and Messrs. Bissell and Grady.

(2) Achievement of the performance contingency by September 30, 2000 results in payment of 110% of the grant.

(3) Achievement of the performance contingency by September 30, 1999 results in payment of 150% of the grant.

RETIREMENT BENEFITS

         The following table shows the annual benefits upon retirement at age 65 in 1997 without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Greenberg, Ladner and Bovaird under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "UGI Retirement Plan") and the UGI Supplemental Executive Retirement Plan.

---------------------------------------------------------------------------------------------------------------------------------
                                         PENSION PLAN BENEFITS
---------------------------------------------------------------------------------------------------------------------------------
 Final 5-Year
   Average                                Annual Benefit for Years of Credited Service Shown (1)
    Annual
  Earnings (2)          15 Years           20 Years           25 Years         30 Years           35 Years            40 Years
---------------------------------------------------------------------------------------------------------------------------------
    $200,000            $57,000            $76,000            $95,000          $114,000           $133,000          $136,800(3)
---------------------------------------------------------------------------------------------------------------------------------
    $300,000            $85,500           $114,000           $142,500          $171,000           $199,500          $205,200(3)
---------------------------------------------------------------------------------------------------------------------------------
    $400,000           $114,000           $152,000           $190,000          $228,000           $266,000          $273,600(3)
---------------------------------------------------------------------------------------------------------------------------------
    $500,000           $142,500           $190,000           $237,500          $285,000           $332,500          $342,000(3)
---------------------------------------------------------------------------------------------------------------------------------
    $600,000           $171,000           $228,000           $285,000          $342,000           $399,000          $410,400(3)
---------------------------------------------------------------------------------------------------------------------------------
    $700,000           $199,500           $266,000           $332,500          $399,000           $465,500          $478,800(3)
---------------------------------------------------------------------------------------------------------------------------------
    $800,000           $228,000           $304,000           $380,000          $456,000           $532,000          $547,200(3)
---------------------------------------------------------------------------------------------------------------------------------
    $900,000           $256,500           $342,000           $427,500          $513,000           $598,500          $615,600(3)
---------------------------------------------------------------------------------------------------------------------------------
  $1,000,000           $285,000           $380,000           $475,000          $570,000           $665,000          $684,000(3)
---------------------------------------------------------------------------------------------------------------------------------
  $1,200,000           $342,000           $456,000           $570,000          $684,000           $798,000          $820,800(3)
---------------------------------------------------------------------------------------------------------------------------------
  $1,400,000           $399,000           $532,000           $665,000          $798,000           $931,000          $957,600(3)
=================================================================================================================================

(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a UGI subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The UGI Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum UGI Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Ladner and Bovaird had 17, 23 and 2 years of estimated credited service, respectively, at September 30, 1997. Mr. Grady previously accumulated more than 4 years of credited service in the UGI Retirement Plan before joining the General Partner in 1995. Mr. Bissell previously accumulated more than 5 years of credited service with UGI and its subsidiaries before joining the General Partner in 1995.

(2) Consists of (i) base salary, commissions and cash payments under the UGI Annual Bonus Plan, and (ii) deferrals thereof permitted under the Internal Revenue Code.

(3) The maximum benefit under the UGI Retirement Plan and the UGI Supplemental Executive Retirement Plan is equal to 60% of a participant's highest consecutive 12 months' earnings during the last 120 months.


SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         Named Executives Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of UGI, including Messrs. Greenberg, Bovaird and Ladner in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         Benefits payable include a lump sum cash payment in an amount approximately equal to the sum of (i) three months of compensation (18 months in the case of Mr. Greenberg), (ii) a pro rata portion of the senior executive's annual target bonus under the Annual Bonus Plan for the current year, provided that the employment termination date occurs during the first ten months of the fiscal year, or, if the employment termination date occurs during the last two months of the fiscal year, and the Chief Executive Officer determines not to use his discretion to pay a pro-rata portion of the executive's annual target bonus, the full bonus payable after the end of the fiscal year, assuming that (x) the weighting to be applied to the business/financial performance goals is 100%, and
(y) the employee served the entire fiscal year, and (iii) separation pay determined in a manner consistent with that payable to employees generally, not exceeding 12 months of compensation. Certain employee benefits are continued for a specified period (the "Employee Benefit Period") not exceeding 15 months (30 months in the case of Mr. Greenberg) after termination, or the senior executive may be paid a lump sum equal to the present value of such benefits.

         In order to receive benefits under the UGI Severance Plan, a senior executive is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries. The senior executive is also required to cooperate in attending to matters pending at the time of his or her termination of employment.

         Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the "AmeriGas Severance Plan") assists certain senior level employees of the General Partner including Messrs. Bissell and Grady in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         Benefits payable include a lump sum cash payment in an amount approximately equal to the sum of (i) three months of compensation (6 months in the case of the Chief Executive Officer), (ii) a pro rata portion of the senior executive's annual target bonus under the Annual Bonus Plan for the current year, provided that the employment termination date occurs during the first ten months of the fiscal year, or, if the employment termination date occurs during the last two months of the fiscal year, and the Chief Executive Officer determines not to use his discretion to pay a pro-rata portion of the executive's annual target bonus, the full bonus payable after the end of the fiscal year, assuming that (x) the weighting to be applied to the business/financial performance goals is 100%, and (y) the employee served the entire fiscal year, and (iii) separation pay determined in a manner consistent with that payable to employees generally, not exceeding 12 months of compensation (including target bonus). Minimum separation pay ranges from six to twelve month's base salary, depending on the executive's employment grade. Certain employee benefits are continued for a specified period (the "Employee Benefit Period") not exceeding 15 months (30 months in the case of the Chief Executive Officer) after termination, or the senior executive may be paid a lump sum equal to the present value of such benefits. The AmeriGas Severance Plan also provides for payment in cash of an amount approximately equal to all distribution equivalents credited (including those that would be credited during the Employee Benefit Period) under the AmeriGas Propane, Inc. 1997 Long-Term Incentive Plan and successor plans.

         In order to receive benefits under the AmeriGas Severance Plan, a senior executive is required to execute a release which discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. The senior executive is also required to cooperate in attending to matters pending at the time of his or her termination of employment.


CHANGE OF CONTROL ARRANGEMENTS

         Named Executives Employed By UGI Corporation. Messrs. Greenberg, Ladner and Bovaird each have an agreement with UGI Corporation (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the UGI Severance Plan, continue through July 2002, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with UGI or its subsidiaries.

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

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 or 1.5 (2.5 in the case of Mr. Greenberg) times his average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the executive will receive an additional amount, such that the net amount retained after payment of applicable taxes is equal to the total severance compensation payable.

         Named Executives Employed by the General Partner. Messrs. Bissell and Grady each have an agreement with the General Partner (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the AmeriGas Severance Plan, continue through July 2002, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the General Partner terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with the General Partner or any of its subsidiaries.

         A change of control is generally deemed to occur if : (i) a change of control of UGI, as defined above, occurs, (ii) the General Partner, AmeriGas Partners or the Operating Partnership is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation or partnership in a transaction in which the former shareholders of the General Partner, or former limited partners, as the case may be, do not own more than 50% of the outstanding common stock and combined voting power, or the outstanding common units of such partnership, after the transaction, unless the Executive Committee of the Board of Directors of the General Partner determines at the time of such transaction that the circumstances do not warrant the implementation of the provisions of the Agreement, (iii) the General Partner, AmeriGas Partners or the Operating Partnership is liquidated or dissolved, (iv) UGI and its subsidiaries fail to own fifty-one percent (51%) of the general partnership interests of AmeriGas Partners or the Operating Partnership, (unless the Executive Committee determines otherwise), (v) UGI and its subsidiaries fail to own fifty-one percent (51%) of the combined voting power of the General Partner's then outstanding voting securities, (unless the Executive Committee determines otherwise), (vi) AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners by vote of the limited partners, or AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners or the Operating Partnership as a result of judicial or administrative proceedings.

         Severance benefits are payable under the Agreements if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of the General Partner to comply with and satisfy any of the terms of the Agreement; or a substantial relocation or excessive travel requirements.

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 times his average total cash remuneration for the preceding five calendar years, and, unless payment shall already have been made pursuant to the AmeriGas Propane, Inc. 1997 Long-Term Incentive Plan ("LTIP"), an additional amount representing up to 110% (based on length of service) of the fair market value of the Common Units underlying grants made to the executive under the LTIP. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, the executive will receive an additional amount, such that the net amount retained after payment of applicable taxes is equal to the total severance compensation payable.


BOARD OF DIRECTORS

         Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. The General Partner pays an annual retainer of $22,000 to all other directors and an attendance fee of $1,000 for each Board meeting. For service on Committees, the General Partner pays an annual retainer of $2,000 to each Committee Chairman and an attendance fee of $1,000 for each Committee meeting attended. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.


COMPENSATION/PENSION COMMITTEE

         The members of the General Partner's Compensation/Pension Committee are Robert C. Forney (Chairman), Thomas F. Donovan and David I. J. Wang.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 1, 1997. AmeriGas Propane, Inc.
is the sole general partner of the Partnership.

                                                                 AMOUNT AND
                                                                  NATURE OF
                           NAME AND ADDRESS (5)                  BENEFICIAL                      PERCENT
TITLE OF CLASS             OF BENEFICIAL OWNER                    OWNERSHIP                     OF CLASS
--------------             -------------------                    ---------                     --------
Common Units               UGI Corporation                      4,347,272 (1)                      19.7%
                           AmeriGas, Inc.                       4,347,272 (2)                      19.7%
                           AmeriGas Propane, Inc.               4,347,272 (3)                      19.7%
                           Petrolane Incorporated               1,407,911 (4)                       6.4%

Subordinated Units         UGI Corporation                      19,782,146 (1)                    100.0%
                           AmeriGas, Inc.                       19,782,146 (2)                    100.0%
                           AmeriGas Propane, Inc.               19,782,146 (6)                    100.0%
                           Petrolane Incorporated                6,432,000 (7)                     33.0%

----------------------

(1) Based on the number of units held by its indirect wholly owned subsidiaries, Petrolane Incorporated ("Petrolane") and AmeriGas Propane, Inc.
(2) Based on the number of units held by its direct and indirect wholly owned subsidiaries mentioned in footnote (1).
(3) Includes 2,939,361 Common Units for which AmeriGas Propane, Inc. has sole voting and investment power, and 1,407,911 Common Units held by its subsidiary, Petrolane.
(4)      Petrolane has sole voting and investment power.
(5) The address of each of UGI, AmeriGas, Inc., AmeriGas Propane, Inc. and Petrolane is 460 North Gulph Road, King of Prussia, PA 19406.
(6) Includes 13,350,146 Subordinated Units for which AmeriGas Propane, Inc. has sole voting and investment power, and 6,432,000 Subordinated Units held by its subsidiary, Petrolane.
(7)      Petrolane has sole voting and investment power.

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The table below sets forth as of December 1, 1997 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns (i) any Subordinated Units, or (ii) more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                                                                                     AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                                            BENEFICIAL OWNERSHIP(1)
------------------------                                                            -----------------------
Lon R. Greenberg                                                                           1,500 (2)
Thomas F. Donovan                                                                          1,000
Robert C. Forney                                                                           1,600
James W. Stratton                                                                          1,000
Stephen A. Van Dyck                                                                        1,000
David I. J. Wang                                                                           5,000
Eugene V.N. Bissell                                                                        1,500
Brendan P. Bovaird                                                                           200
Charles L. Ladner                                                                          1,000
R. Paul Grady                                                                              2,300
Directors and executive officers as a group (14 persons)                                  16,100

(1)      Sole voting and investment power unless otherwise specified.

(2) 1,000 Units are owned by Mr. Greenberg's adult children; 500 Units are held by Mr. Greenberg as custodian for a dependent child.

         The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of December 9, 1997, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Mr. Greenberg is the beneficial owner of approximately 1.2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 428,959 shares subject to options exercisable within 60 days), represents approximately 2% of UGI's outstanding shares.

                                                   NUMBER OF
                                                   SHARES AND
                                                    NATURE OF
                                                    BENEFICIAL                  NUMBER
                                                   OWNERSHIP                        OF
                                                    EXCLUDING                     STOCK
NAME OF BENEFICIAL OWNER                         OPTIONS (1)(2)                 OPTIONS                 TOTAL
------------------------                         --------------                 -------                  -----
Lon R. Greenberg                                    90,360                       293,959                384,319
Thomas F. Donovan                                        0                             0                      0
Robert C. Forney                                    12,186                         4,000                 16,186
James W. Stratton                                    8,779                         5,000                 13,779
Stephen A. Van Dyck                                      0                             0                      0
David I. J. Wang                                    20,894                         5,000                 25,894
Eugene V.N. Bissell                                  5,397                         1,000                  6,397
Brendan P. Bovaird                                   8,147  (3)                   40,000                 48,147
R. Paul Grady                                        7,373                        19,000                 26,373
Charles L. Ladner                                   47,607  (3)                   50,000                 97,607

Directors and executive officers
        as a group (14 persons)                    219,637  (3)                 428,959                 648,596

(1) This column shows shares held in the individual's name individually or jointly with others, or in the name of a bank, broker or nominee for the individual's account.

(2) Included in the number of shares shown above are Deferred Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the respective directors is as follows: Messrs. Stratton (7,351 Units), Forney (7,358 Units) and Wang (6,466).

(3) Includes the number of shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan based on September 30, 1997 Savings Plan statements.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs.

         The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until September 15, 2002, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The facility fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $68,800 in fiscal year 1997. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Revolving Credit Facility borrowing from November 18, 1997 to December 18, 1997 is 6.1875%, representing a 5.6875% one-month Offshore Rate, plus an Applicable Margin of .50%. See Note 4 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this Report.

         The Partnership and the General Partner also have extensive ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection therewith, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with general liability, automobile and workers' compensation insurance for up to $500,000 over the Partnership's self-insured retention. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business -- Trade Names; Trade and Service Marks," UGI, Petrolane and the General Partner have licensed the trade names "AmeriGas," "America's Propane Company" and "Petrolane" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 1997, the Partnership paid UGI and its affiliates $12,033,835 for the services and expense reimbursements referred to in this paragraph.

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

         (3) LIST OF EXHIBITS:

         The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

===================================================================================================================================
                       INCORPORATION BY REFERENCE
===================================================================================================================================
   Exhibit No.                         Exhibit                               Registrant                 Filing              Exhibit
===================================================================================================================================
       2.1       Merger and Contribution Agreement                            AmeriGas               Registration            10.21
                 among AmeriGas Partners, L.P.,                            Partners, L.P.            Statement on
                 AmeriGas Propane, L.P., New AmeriGas                                                  Form S-4
                 Propane, Inc., AmeriGas Propane, Inc.,                                             (No. 33-92734)
                 AmeriGas Propane-2, Inc., Cal Gas
                 Corporation of America, Propane
                 Transport, Inc. and NORCO
                 Transportation Company

       2.2       Conveyance and Contribution Agreement among                  AmeriGas                Registration           10.22
                 AmeriGas Partners, L.P., AmeriGas Propane, L.P.            Partners, L.P.            Statement on
                 and Petrolane Incorporated                                                             Form S-4
                                                                                                     (No. 33-92734)
===================================================================================================================================
       3.1       Amended and Restated Agreement of Limited                AmeriGas Partners,            Form 10-K             3.1
                 Partnership of AmeriGas Partners, L.P. dated as                 L.P.                   (9/30/95)
                 of September 18, 1995
===================================================================================================================================

===================================================================================================================================
                       INCORPORATION BY REFERENCE
===================================================================================================================================

   Exhibit No.                         Exhibit                               Registrant                 Filing              Exhibit
===================================================================================================================================
       3.2       Certificate of Incorporation of                              AmeriGas               Registration             3.3
                 AmeriGas Finance Corp.                                    Partners, L.P.            Statement on
                                                                                                       Form S-4
                                                                                                    (No. 33-92734)

       3.3       Bylaws of AmeriGas Finance Corp.                             AmeriGas               Registration             3.4
                                                                           Partners, L.P.            Statement on
                                                                                                       Form S-4
                                                                                                    (No. 33-92734)
-----------------------------------------------------------------------------------------------------------------------------------
       4.1       Indenture dated as of April 19, 1995                         AmeriGas                Form 10-Q               4.1
                 among AmeriGas Partners, L.P.,                            Partners, L.P.             (3/31/95)
                 AmeriGas Finance Corp., and First
                 Union National Bank (formerly, First
                 Fidelity Bank, National Association) as
                 Trustee

       4.2       Specimen Certificate of Notes                                AmeriGas                Form 10-Q               4.2
                                                                           Partners, L.P.             (3/31/95)

       4.3       Registration Rights Agreement dated as                       AmeriGas                Form 10-Q               4.3
                 of April 19, 1995 among Donaldson,                        Partners, L.P.             (3/31/95)
                 Lufkin & Jenrette Securities Corporation,
                 Smith Barney, Inc., AmeriGas Partners,
                 L.P. and AmeriGas Finance Corp.

       4.4       Note Agreement dated as of April 12,                         AmeriGas                Form 10-Q               10.8
                 1995 among The Prudential Insurance                       Partners, L.P.             (3/31/95)
                 Company of America, Metropolitan Life
                 Insurance Company, and certain other
                 institutional investors and AmeriGas
                 Propane, L.P., New AmeriGas Propane,
                 Inc. and Petrolane Incorporated

       *4.5      First Amendment dated as of September
                 12, 1997 to Note Agreement dated as of
                 April 12, 1995
-----------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================================-----
                                               INCORPORATION BY REFERENCE
==============================================================================================================================-----

   Exhibit No.                         Exhibit                               Registrant                 Filing              Exhibit
===================================================================================================================================
      *10.1      Amended and Restated Credit
                 Agreement dated as of September 15,
                 1997 among AmeriGas Propane, L.P.,
                 AmeriGas Propane, Inc., Petrolane
                 Incorporated, Bank of America National
                 Trust and Savings Association, as Agent,
                 First Union National Bank, as
                 Syndication Agent and certain banks

      *10.2      Agreement dated as of May 1, 1996 between
                 TE Products Pipeline Company, L.P., and AmeriGas
                 Propane, L.P.

       10.3      Intercreditor and Agency Agreement                           AmeriGas                Form 10-Q               10.2
                 dated as of April 19, 1995 among                          Partners, L.P.             (3/31/95)
                 AmeriGas Propane, Inc., Petrolane Incorporated,
                 AmeriGas Propane, L.P., Bank of America National
                 Trust and Savings Association ("Bank of America")
                 as Agent, Mellon Bank, N.A. as Cash Collateral
                 Sub-Agent, Bank of America as Collateral
                 Agent and certain creditors of AmeriGas Propane,
                 L.P.

       10.4      General Security Agreement dated as of                       AmeriGas                Form 10-Q               10.3
                 April 19, 1995 among AmeriGas                             Partners, L.P.             (3/31/95)
                 Propane, L.P., Bank of America National
                 Trust and Savings Association and
                 Mellon Bank, N.A.

       10.5      Subsidiary Security Agreement dated as                       AmeriGas                Form 10-Q               10.4
                 of April 19, 1995 among AmeriGas                          Partners, L.P.             (3/31/95)
                 Propane, L.P., Bank of America National
                 Trust and Savings Association as
                 Collateral Agent and Mellon Bank, N.A.
                 as Cash Collateral Agent
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                               INCORPORATION BY REFERENCE
===================================================================================================================================

   Exhibit No.                         Exhibit                               Registrant                 Filing              Exhibit
===================================================================================================================================
       10.6      Restricted Subsidiary Guarantee dated as                     AmeriGas                Form 10-Q               10.5
                 of April 19, 1995 by AmeriGas Propane,                    Partners, L.P.             (3/31/95)
                 L.P. for the benefit of Bank of America
                 National Trust and Savings Association,
                 as Collateral Agent

       10.7      Trademark License Agreement dated                            AmeriGas                Form 10-Q               10.6
                 April 19, 1995 among UGI Corporation,                     Partners, L.P.             (3/31/95)
                 AmeriGas, Inc., AmeriGas Propane, Inc.,
                 AmeriGas Partners, L.P. and AmeriGas
                 Propane, L.P.

       10.8      Trademark License Agreement dated                            AmeriGas                Form 10-Q               10.7
                 April 19, 1995 among AmeriGas                             Partners, L.P.             (3/31/95)
                 Propane, Inc., AmeriGas Partners, L.P.
                 and AmeriGas Propane, L.P.

       10.9      Stock Purchase Agreement dated May                          Petrolane             Registration on          10.16(a)
                 27, 1989, as amended and restated July                    Incorporated/               Form S-1
                 31, 1989, between Texas Eastern                           AmeriGas, Inc.           (No. 33-69450)
                 Corporation and QFB Partners

      10.10      Amended and Restated Sublease                                  UGI                   Form 10-K              10.35
                 Agreement dated April 1, 1988, between                     Corporation               (9/30/94)
                 Southwest Salt Co. and AP Propane, Inc.
                 (the "Southwest Salt Co. Agreement")

      10.11      Letter dated September 26, 1994                                UGI                   Form 10-K              10.36
                 pursuant to Article 1, Section 1.2 of the                  Corporation               (9/30/94)
                 Southwest Salt Co. Agreement re option
                 to renew for period of June 1, 1995 to
                 May 31, 2000

      *10.12     Financing Agreement dated as of
                 November 5, 1997 between AmeriGas
                 Propane, Inc. and AmeriGas Propane,
                 L.P.
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                               INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------------------------------

   Exhibit No.                         Exhibit                               Registrant                 Filing              Exhibit
-----------------------------------------------------------------------------------------------------------------------------------
      10.13      Agreement by Petrolane Incorporated                         Petrolane                Form 10-K              10.13
                 and certain of its subsidiaries parties                    Incorporated              (9/23/94)
                 thereto ("Subsidiaries") for the Sale of
                 the Subsidiaries' Inventory and Assets to
                 the Goodyear Tire & Rubber Company and
                 D.C.H., Inc., as Purchaser, dated as of
                 December 18, 1985

     10.14**     UGI Corporation 1992 Stock Option and                          UGI                   Form 10-Q             10(ee.)
                 Dividend Equivalent Plan, as amended                       Corporation               (6/30/92)
                 May 19, 1992

     10.15**     UGI Corporation Annual Bonus Plan                              UGI                   Form 10-Q               10.4
                 dated March 8, 1996                                        Corporation               (6/30/96)

     10.16**     AmeriGas Partners, L.P. Annual Bonus                         AmeriGas                Form 10-Q               10.1
                 Plan dated March 8, 1996                                  Partners, L.P.             (6/30/96)

     10.17**     1997 Stock Purchase Loan Plan                                  UGI                   Form 10-K              10.16
                                                                            Corporation               (9/30/97)

     10.18**     UGI Corporation Senior Executive                               UGI                   Form 10-K              10.12
                 Employee Severance Pay Plan effective                      Corporation               (9/30/97)
                 January 1, 1997

     10.19**     AmeriGas Propane, Inc. Executive                             AmeriGas                Form 10-Q               10.1
                 Employee Severance Pay Plan effective                     Partners, L.P.             (12/31/96)
                 January 1, 1997

     10.20**     UGI Corporation 1992 Non-Qualified                           AmeriGas                Form 10-K              10.19
                 Stock Option Plan                                         Partners, L.P.             (9/30/95)

     10.21**     Amendment No. 1 to the UGI                                UGI Utilities,             Form 10-Q                10
                 Corporation 1992 Non-Qualified Stock                           Inc.                  (6/30/97)
                 Option Plan
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                               INCORPORATION BY REFERENCE
===================================================================================================================================

   Exhibit No.                         Exhibit                               Registrant                 Filing              Exhibit
===================================================================================================================================
     10.22**     Form of Change of Control Agreement                            UGI                   Form 10-K              10.13
                 between UGI Corporation and                                Corporation               (9/30/97)
                 Lon R. Greenberg

     10.23**     Form of Change of Control Agreement                            UGI                   Form 10-K              10.14
                 between UGI Corporation and                                Corporation               (9/30/97)
                 Charles L. Ladner

     10.24**     Form of Change of Control Agreement                            UGI                   Form 10-K              10.15
                 between UGI Corporation and                                Corporation               (9/30/97)
                 Mr. Bovaird

     *10.25**    Form of Change of Control Agreement
                 between AmeriGas Propane, Inc. and
                 Messrs. Bissell and Grady

     *10.26**    AmeriGas Propane, Inc. 1997 Long-
                 Term Incentive Plan effective October 1,
                 1996

     *10.27**    AmeriGas Propane, Inc. Supplemental
                 Executive Retirement Plan effective
                 October 1, 1996

     10.28**     UGI Corporation 1997 Stock Option and                          UGI                   Form 10-Q               10.2
                 Dividend Equivalent Plan                                   Corporation               (3/31/97)
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                               INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------------------------------

   Exhibit No.                         Exhibit                               Registrant                 Filing              Exhibit
-----------------------------------------------------------------------------------------------------------------------------------
       *13       Pages 10 through 23 of the AmeriGas
                 Partners, L.P. Annual Report for the year
                 ended September 30, 1997

       *21       Subsidiaries of AmeriGas Partners, L.P.

      *27.1      Financial Data Schedule of AmeriGas
                 Partners, L.P.

      *27.2      Financial Data Schedule of AmeriGas
                 Finance Corp.

       *99       Cautionary Statements Affecting
                 Forward-looking Information
===================================================================================================================================

*        Filed herewith.
** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         During the last quarter of the 1997 fiscal year, neither the Partnership nor AmeriGas Finance Corp. filed any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERIGAS PARTNERS, L.P.


Date:  December 15, 1997                   By:   AmeriGas Propane, Inc.
                                                 its General Partner




                                           By:   Charles L. Ladner
                                                 ------------------------------
                                                 Charles L. Ladner
                                                 Vice President -
                                                 Finance and Accounting


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 1997 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.


      SIGNATURE                                        TITLE
      ---------                                        -----
Lon R. Greenberg                              President, Chairman and Chief
-----------------------------                 Executive Officer
Lon R. Greenberg                              (Principal Executive
                                              Officer) and Director

Charles L. Ladner                             Vice President -
-----------------------------                 Finance and Accounting
Charles L. Ladner                             (Principal Financial Officer
                                              and Principal Accounting Officer)

      SIGNATURE                                        TITLE
      ---------                                        -----
Thomas F. Donovan                             Director
-----------------------------
Thomas F. Donovan


Stephen A. Van Dyck                           Director
-----------------------------
Stephen A. Van Dyck


Robert C. Forney                              Director
-----------------------------
Robert C. Forney


James W. Stratton                             Director
-----------------------------
James W. Stratton


David I. J. Wang                              Director
-----------------------------
David I. J. Wang

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERIGAS FINANCE CORP.



Date:  December 15, 1997                       By:   Charles L. Ladner
                                                     --------------------------
                                                     Charles L. Ladner
                                                     Vice President -
                                                     Finance and Accounting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


      Signature                                            Title
      ---------                                            -----
Lon R. Greenberg                                  President (Principal Executive
------------------------                          Officer) and Director
Lon R. Greenberg


Charles L. Ladner                                 Vice President -
------------------------                          Finance and Accounting
Charles L. Ladner                                 (Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer) and
                                                  Director

Brendan P. Bovaird                                Director
------------------------
Brendan P. Bovaird

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.



                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 1997

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of Arthur Andersen dated November 14, 1997, listed in the following index, are included in AmeriGas Partners' 1997 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 1997 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                                        Annual Report
                                                                                    Form 10-K           to Unitholders
                                                                                     (page)                 (page)
                                                                                     ------                 ------
AmeriGas Partners, L.P. and Subsidiaries
----------------------------------------

Financial Statements:

    Report of Independent Public Accountants                                       Exhibit 13                 23

    Consolidated Balance Sheets as of September 30,
       1997 and 1996                                                               Exhibit 13                 10

    Consolidated Statements of Operations for the years ended
       September 30, 1997 and 1996 and the period April 19,
       1995 to September 30, 1995                                                  Exhibit 13                 11


    Consolidated Statements of Cash Flows for the years ended
       September 30, 1997 and 1996 and the period April 19,
       1995 to September 30, 1995                                                  Exhibit 13                 12



    Consolidated Statements of Partners' Capital for the years ended September 30, 1997 and 1996 and the period April
       19, 1995 to September 30, 1995                                              Exhibit 13                 13

    Notes to Consolidated Financial Statements                                     Exhibit 13               14-22

Financial Statement Schedules:

    I -  Condensed Financial Information of Registrant
              (Parent Company)                                                     S-1 to S-3

    II - Valuation and Qualifying Accounts                                         S-4 to S-5

         Report of Independent Public Accountants
              on Financial Statement Schedules                                         S-6

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                                    Form 10-K
                                                                                     (page)
                                                                                     ------
AmeriGas Finance Corp.
----------------------

    Financial Statements:

         Report of Independent Public Accountants                                      F-6

         Balance Sheets as of September 30, 1997 and 1996                              F-7

         Statements of Stockholder's Equity for the years ended September 30,
              1997 and 1996 and the period March 13, 1995 to September 30, 1995        F-8

         Note to Financial Statements                                                  F-9

AmeriGas Propane, Inc./AmeriGas Propane-2, Inc. (Predecessor of AmeriGas
------------------------------------------------------------------------
    Partners, L.P.)
-------------------

Financial Statements:

    Report of Independent Public Accountants                                           F-11

    Combined Statement of Income for the period September 24, 1994 to April
         19, 1995                                                                      F-12

    Combined Statement of Cash Flows for the period September 24, 1994 to
         April 19, 1995                                                                F-13

    Combined Statement of Stockholder's Equity for the period September 24,
         1994 to April 19, 1995                                                        F-14

    Notes to Combined Financial Statements                                          F-15 to F-25

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                                    Form 10-K
                                                                                     (page)
                                                                                     ------
Petrolane Incorporated and Subsidiaries (Predecessor of
-------------------------------------------------------
    AmeriGas Partners, L.P.)
----------------------------

Financial Statements:

         Report of Independent Public Accountants                                    F-27

         Consolidated Statement of Operations for the period
              September 24, 1994 to April 19, 1995                                   F-28

         Consolidated Statement of Cash Flows for the period
              September 24, 1994 to April 19, 1995                                   F-29

         Consolidated Statement of Stockholders' Equity for the
              period September 24, 1994 to April 19, 1995                            F-30

         Notes to Consolidated Financial Statements                               F-31 to F-41


All other financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included elsewhere in the respective financial statements or notes thereto contained herein.

                             AMERIGAS FINANCE CORP.

                              FINANCIAL STATEMENTS
         for the years ended September 30, 1997 and 1996 and the period
                     March 13, 1995 (date of incorporation)
                              to September 30, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriGas Finance Corp.:

We have audited the accompanying balance sheets of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 1997 and 1996, and the related statements of stockholder's equity for the years ended September 30, 1997 and 1996 and the period March 13, 1995 to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the balance sheets and statements of stockholder's equity referred to above present fairly, in all material respects, the financial position of AmeriGas Finance Corp. as of September 30, 1997 and 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Chicago, Illinois
November 14, 1997

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                                                  September 30,
                                                                                           --------------------------
ASSETS                                                                                        1997            1996
------                                                                                     -----------    -----------
        Cash                                                                               $1,000            $1,000
                                                                                           ------            ------
          Total assets                                                                     $1,000            $1,000
                                                                                           ======            ======


STOCKHOLDER'S  EQUITY
---------------------

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

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                      Additional
                                                      Common            Paid-in          Retained
                                                       Stock            Capital          Earnings
                                                   --------------    --------------    --------------
BALANCE MARCH 13, 1995                              $          --    $           --     $          --
Subscription for AmeriGas Finance
   Corp. Common Stock                                           1               999
                                                    -------------    --------------    --------------

BALANCE SEPTEMBER 30, 1995                                      1               999                --
                                                    -------------    --------------    --------------

BALANCE SEPTEMBER 30, 1996                                      1               999                --
                                                    -------------    --------------    --------------

BALANCE SEPTEMBER 30, 1997                          $           1    $          999    $           --
                                                    =============    ==============    ==============


The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996

AmeriGas Finance Corp. (AmeriGas Finance), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners). AmeriGas Partners was formed on November 2, 1994 as a Delaware limited partnership. AmeriGas Partners was formed to acquire and operate the propane businesses and assets of AmeriGas Propane, Inc., a Delaware corporation (AmeriGas Propane), AmeriGas Propane-2, Inc. (AGP-2), and Petrolane Incorporated (Petrolane) through AmeriGas Propane, L.P. (the "Operating Partnership"). AmeriGas Partners holds a 98.99% limited partner interest in the Operating Partnership and AmeriGas Propane, Inc., a Pennsylvania corporation and the general partner of AmeriGas Partners (the "General Partner"), holds a 1.01% general partner interest. On April 19, 1995, (i) pursuant to a Merger and Contribution Agreement dated as of April 19, 1995, AmeriGas Propane and certain of its operating subsidiaries and AGP-2 merged into the Operating Partnership (the "Formation Merger"), and (ii) pursuant to a Conveyance and Contribution Agreement dated as of April 19, 1995, Petrolane conveyed substantially all of its assets and liabilities to the Operating Partnership (the "Petrolane Conveyance"). As a result of the Formation Merger and the Petrolane Conveyance, the General Partner and Petrolane received limited partner interests in the Operating Partnership and the Operating Partnership owns substantially all of the assets and assumed substantially all of the liabilities of AmeriGas Propane, AGP-2 and Petrolane. AmeriGas Propane conveyed its limited partner interest in the Operating Partnership to AmeriGas Partners in exchange for 2,922,235 Common Units and 13,350,146 Subordinated Units of AmeriGas Partners and Petrolane conveyed its limited partner interest in the Operating Partnership to AmeriGas Partners in exchange for 1,407,911 Common Units and 6,432,000 Subordinated Units of AmeriGas Partners. Both Common and Subordinated units represent limited partner interests in AmeriGas Partners.

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

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
                    (Predecessor of AmeriGas Partners, L.P.)

                          COMBINED FINANCIAL STATEMENTS
                       for the period September 24, 1994,
                            to April 19, 1995 and the
                          year ended September 23, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of AmeriGas Partners, L.P.
and The Board of Directors of AmeriGas Propane, Inc.:

We have audited the accompanying combined statement of income, stockholder's equity and cash flows of AmeriGas Propane, Inc. and subsidiaries and AmeriGas Propane-2, Inc. (Predecessor) (collectively, the "Company") for the period September 24, 1994 to April 19, 1995. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 4 to the financial statements, effective September 24, 1994, the Company changed its method of accounting for postemployment benefits.



ARTHUR ANDERSEN LLP

Chicago, Illinois
December 4, 1995

               AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.
                          COMBINED STATEMENT OF INCOME
                             (THOUSANDS OF DOLLARS)

                                                                     September 24,
                                                                        1994 to
                                                                     April 19, 1995
                                                                     --------------
Revenues (note 1):
  Propane                                                            $ 218,078
  Other                                                                 24,107
                                                                     ---------
                                                                       242,185
                                                                     ---------

Costs and expenses:
  Cost of sales - propane                                              106,596
  Cost of sales - other                                                 12,693
  Operating and administrative expenses                                 62,706
  Operating and administrative expenses - related parties (note 6)      22,440
  Depreciation and amortization (note 1)                                13,589
  Miscellaneous income - related parties (note 6)                       (6,512)
  Miscellaneous income, net (note 7)                                    (1,709)
                                                                     ---------
                                                                       209,803
                                                                     ---------

Operating income                                                        32,382
Interest expense                                                        14,569
                                                                     ---------
Income before income taxes                                              17,813
Income taxes (notes 1 and 3)                                            14,891
                                                                     ---------
Income before extraordinary loss and accounting change                   2,922
Extraordinary loss - debt restructuring (note 2)                       (11,892)
Change in accounting for postemployment benefits (note 4)               (1,650)
                                                                     ---------
Net loss                                                             $ (10,620)
                                                                     =========




The accompanying notes are an integral part of these financial statements.

               AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.
                        COMBINED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                              September 24,
                                                                                                 1994 to
                                                                                              April 19, 1995
                                                                                              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $    (10,620)
  Adjustments to reconcile net loss to net
    cash provided by continuing operating activities:
      Depreciation and amortization                                                                 13,589
      Deferred income taxes, net                                                                     5,538
      Provision for uncollectible accounts                                                           1,202
      Extraordinary loss - debt restructuring                                                       11,892
      Change in accounting for postemployment benefits                                               1,650
      Gain on sale of property, plant and equipment                                                   (363)
      Other, net                                                                                      (772)
                                                                                              ------------
                                                                                                    22,116
      Net change in:
          Accounts receivable                                                                       (5,998)
          Inventories                                                                                7,152
          Accounts payable                                                                          (3,903)
          Receivable from / payable to related parties, net                                          4,641
          Other current assets and liabilities                                                       5,963
                                                                                              ------------
    Net cash provided by operating activities                                                       29,971
                                                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                                                    (5,605)
  Proceeds from disposals of property, plant and equipment                                           1,098
  Acquisitions of businesses, net of cash acquired                                                    (156)
                                                                                              ------------
    Net cash used by investing activities                                                           (4,663)
                                                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                                              (5,286)
  Repayment of long-term debt                                                                         (852)
                                                                                              ------------
    Net cash used by financing activities                                                           (6,138)
                                                                                              ------------

Cash and cash equivalents increase                                                            $     19,170
                                                                                              ============

CASH AND CASH EQUIVALENTS:
  End of period                                                                               $     37,743
  Beginning of period                                                                               18,573
                                                                                              ------------
    Increase                                                                                  $     19,170
                                                                                              ============

The accompanying notes are an integral part of these financial statements.

               AMERIGAS PROPANE, INC. / AMERIGAS PROPANE - 2, INC.
                   COMBINED STATEMENT OF STOCKHOLDER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                 Additional
                                                                Common             Paid-in          Accumulated
                                                                 Stock             Capital            Deficit
                                                              ------------       ------------       ------------
    Balance September 23, 1994                                $          -       $    192,794       $     (6,195)

        Net loss                                                                                         (10,620)
        Dividends - cash                                                               (5,286)
                                                              ------------       ------------       ------------

    Balance April 19, 1995                                    $          -       $    187,508       $    (16,815)
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

         Interest paid during the period September 24, 1994 to April 19, 1995 (the 1995 seven-month period) was $14,525. Income taxes paid during the 1995 seven-month period were $5,341.

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

         GOODWILL AND OTHER INTANGIBLES

         Goodwill recognized as a result of business combinations accounted for as purchases is amortized on a straight-line basis over 40 years. Other intangibles consisting principally of covenants not to compete, are amortized over the estimated periods of benefit which do not exceed seven years. Amortization expense during the 1995 seven-month period was $5,262.

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

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)
3.       INCOME TAXES

         The provision for income taxes consists of the following:

         --------------------------------------------------------------------------------------------------------
                                                                                              September 24, 1994
                                                                                                     to April 19,
                                                                                                            1995
         --------------------------------------------------------------------------------------------------------
           Current:
                Federal                                                                                  $ 8,155
                State                                                                                      1,198
         --------------------------------------------------------------------------------------------------------
                                                                                                           9,353

           Deferred                                                                                        5,538
         --------------------------------------------------------------------------------------------------------
           Total income taxes                                                                            $14,891
         --------------------------------------------------------------------------------------------------------

         A reconciliation from the statutory federal tax rate to the effective tax rate is as follows:

         --------------------------------------------------------------------------------------------------------
                                                                                              September 24, 1994
                                                                                                     to April 19,
                                                                                                            1995

         --------------------------------------------------------------------------------------------------------
           Statutory federal tax rate                                                                       35.0%
           Difference in tax rate due
                to:
                   State income taxes, net of federal
                    income tax benefit                                                                       5.8
                   Nondeductible amortization of
                    goodwill                                                                                 9.6
                   Adjustment to deferred taxes as a
                     result of the Formation Merger                                                         33.2
         ---------------------------------------------------------------------------------------------------------
           Effective tax rate                                                                               83.6%
         ---------------------------------------------------------------------------------------------------------


4.       PENSION PLAN AND OTHER POSTEMPLOYMENT BENEFITS

         Employees of the Company participated in the AmeriGas Propane, Inc. Pension Plan (AmeriGas Propane Plan), a noncontributory defined contribution pension plan. Company contributions to the AmeriGas Propane Plan represented a percentage of each covered employee's salary. AmeriGas Propane also sponsored a 401(k) savings plan, the AmeriGas Propane, Inc. Savings Plan (Savings Plan), for its employees. Generally, participants could

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


         contribute up to 6% of their compensation on a before-tax basis. The Company could, at its discretion, match a portion of employees' contributions to the Savings Plan. The cost of benefits under the AmeriGas Propane Plan and the Savings Plan for the 1995 seven-month period totaled $1,105.

         The Company provided health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements as of January 1, 1989. The Company also provided limited life insurance benefits to substantially all active and retired employees.

         The components of net periodic postretirement benefit cost are as follows:

           --------------------------------------------------------------------------------------------------------
                                                                                                 September 24, 1994
                                                                                                        to April 19,
                                                                                                               1995

           --------------------------------------------------------------------------------------------------------
           Service cost-benefits earned during
              the period                                                                                      $   6
           Interest cost on accumulated
              postretirement benefit
              obligation                                                                                        153
           Amortization of transition
              obligation                                                                                        118
           --------------------------------------------------------------------------------------------------------

           Net periodic postretirement benefit
             cost                                                                                              $277
           --------------------------------------------------------------------------------------------------------

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


         The major actuarial assumptions used in determining the net periodic postretirement benefit cost for the period covered by the financial statements is as follows:

         ----------------------------------------------------------------------------------------------------------
                                                                                                 September 24, 1994
                                                                                                       to April 19,
                                                                                                               1995
         ----------------------------------------------------------------------------------------------------------
           Discount rate                                                                                        8.7%
           Health care cost trend rate                                                                     10.0-5.5
         ----------------------------------------------------------------------------------------------------------

         Increasing the health care cost trend rate one percent increases the net periodic postretirement benefit cost for the 1995 seven-month period by approximately $11.

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

5.       COMMITMENTS AND CONTINGENCIES

         The Company leased various buildings and transportation, data processing and office equipment under operating leases. Certain of the leases contained renewal and purchase options and also contained escalation clauses. The aggregate rental expense for such leases was approximately $7,310 for the 1995 seven-month period.

         Prior to April 19, 1995, the Company was defending various claims and legal actions arising in the ordinary course of business the final results of which could not be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results and cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. As a result of the merger of the Company with the Operating

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


         Partnership on April 19, 1995 pursuant to the Merger and Contribution Agreement, these contingent liabilities were assumed by the Operating Partnership.

6.       RELATED PARTY TRANSACTIONS

         During the period July 16, 1993 through April 19, 1995, AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company
         (ATMC), first-tier subsidiaries of UGI, provided general management, supervisory, administrative and transportation services to the Company and Petrolane pursuant to management services agreements. As consideration for the services provided to the Company under the AMC Management Services Agreement (AMC Agreement) and the ATMC Management Services Agreement (ATMC Agreement), the Company was charged a monthly fee determined by multiplying the overhead expenses of AMC and ATMC by a percentage which represented the Company's share of AMC's and ATMC's total overhead expenses. The percentage was 55% during the 1995 seven-month period. For the 1995 seven-month period, the Company recorded combined management fee expense of $10,368 pursuant to the AMC and ATMC Agreements which amounts are included in operating and administrative expenses - related parties.

         Pursuant to the AMC Agreement, AMC arranged for AmeriGas Propane to purchase substantially all of Petrolane's propane supply needs for which Petrolane was charged AmeriGas Propane's costs. Such costs totaled $171,609 during the 1995 seven-month period.

         Effective July 1993 through April 19, 1995, the Company leased and subleased certain furniture and equipment to AMC. Income resulting from these leases and subleases totaled $1,205 for the 1995 seven-month period and is classified as miscellaneous income - related parties.

         In order to achieve cost reductions and operational efficiencies in overlapping geographical markets, during the year ended September 23, 1994 AmeriGas Propane and Petrolane closed certain district locations and entered into a customer services agreement (Customer Services Agreement). Pursuant to the Customer Services Agreement, AmeriGas Propane served customers of closed Petrolane districts, and Petrolane served customers of closed AmeriGas Propane districts. Fees under the Customer Services Agreement generally represented a percentage, based upon retail gallon sales, of district operating expenses. Fees billed by Petrolane to AmeriGas Propane under the Customer Services Agreement totaled $6,879 for the 1995 seven-month period and are reflected in operating and administrative expenses related parties. Fees billed to Petrolane under the

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)


         Customer Services Agreement totaled $5,307 for the 1995 seven-month period and are reflected in miscellaneous income - related parties.

         Prior to April 19, 1995, UGI provided certain management services to the Company for a fee under a management services agreement. The fee was based upon a specified rate per retail gallon of propane sold. Under this agreement, management fee expense was $5,193 for the 1995 seven-month period and is included in operating and administrative expenses - related parties. The Company also reimbursed AmeriGas and UGI for certain costs incurred on its behalf for third party services, primarily legal and insurance.

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)



7.       MISCELLANEOUS INCOME

         Miscellaneous income comprises the following:


         ----------------------------------------------------------------------
                                                      September 24, 1994
                                                            to April 19,
                                                                    1995
         ----------------------------------------------------------------------
           Interest income                                        $  509
           Gain on sale of fixed assets                              363
           Finance charges                                           564
           Rental income                                              97
           Other                                                     176
         ----------------------------------------------------------------------

                                                                  $1,709
         ----------------------------------------------------------------------

                 AMERIGAS PROPANE, INC./AMERIGAS PROPANE-2, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (Thousands of dollars)




8.       SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

         In order to provide comparative financial information, the following table includes unaudited results of operations and cash flows for the period September 24, 1993 to April 23, 1994:


                                                    September 24, 1993
                                                                    to
                                                        April 23, 1994
                                                    ------------------
                                                           (Unaudited)
Statement of Income

Revenues:
    Propane                                                   $242,973
    Other                                                       23,443
                                                              --------
                                                               266,416
                                                              --------

Costs and expenses:
    Cost of sales - propane                                    116,491
    Cost of sales - other                                       11,639
    Operating and administrative expenses                       83,992
    Depreciation and amortization                               13,491
    Miscellaneous (income)                                      (7,348)
                                                              --------
                                                               218,265
                                                              --------

    Operating income                                            48,151
    Interest expense                                            15,067
    Income taxes                                                16,363
                                                              --------

    Net income                                                $ 16,721
                                                              ========

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

                     PETROLANE INCORPORATED AND SUBSIDIARIES
                    (Predecessor of AmeriGas Partners, L.P.)



                        CONSOLIDATED FINANCIAL STATEMENTS
                        for the period September 24, 1994
                                to April 19, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of AmeriGas Partners, L.P. and
The Board of Directors of AmeriGas Propane, Inc.:


We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows of Petrolane Incorporated (Predecessor) and subsidiaries for the period September 24, 1994 to April 19, 1995. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Petrolane Incorporated (Predecessor) and subsidiaries for the period September 24, 1994 to April 19, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective September 24, 1994, the Company changed its method of accounting for postemployment benefits.


ARTHUR ANDERSEN LLP

Chicago, Illinois
December 4, 1995

                     PETROLANE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE)




                                                                                                   September 24,
                                                                                                      1994 to
                                                                                                   April 19, 1995
                                                                                                   ---------------
      Revenues (note 2):
         Propane                                                                                   $      327,479
         Other                                                                                             44,609
                                                                                                   --------------
                                                                                                          372,088
                                                                                                   --------------

      Costs and expenses:
        Cost of sales - propane (note 6)                                                                  175,690
        Cost of sales - other                                                                              27,463
        Selling, general and administrative expenses                                                       79,838
        Selling, general and administrative
            expenses - related parties (note 6)                                                            20,469
        Depreciation and amortization (note 2)                                                             27,398
        Taxes - other than income taxes                                                                     8,491
        Miscellaneous (income) - related parties (note 6)                                                  (6,879)
        Miscellaneous (income) expense, net                                                                (1,851)
                                                                                                   --------------
                                                                                                          330,619
                                                                                                   --------------

      Operating income                                                                                     41,469
      Interest expense                                                                                     29,966
                                                                                                   --------------

      Income before income taxes and change in accounting                                                  11,503
      Income taxes (note 3)                                                                                10,113
                                                                                                   --------------
      Income before change in accounting                                                                    1,390
      Change in accounting for postemployment benefits (note 4)                                              (905)
                                                                                                   --------------
      Net income                                                                                   $          485
                                                                                                   ==============


      Earnings per common share (note 2):
         Earnings before accounting change                                                         $         0.13
         Change in accounting for postemployment benefits                                                    (.08)
                                                                                                   --------------
         Net income per share                                                                      $         0.05
                                                                                                   ==============

      Average shares outstanding (thousands)                                                               10,501
                                                                                                   ==============






The accompanying notes are an integral part of these financial statements.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)




                                                                                              September 24,
                                                                                                 1994 to
                                                                                              April 19, 1995
                                                                                              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                 $    485
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                                                          27,398
            Deferred income taxes                                                                   6,610
            Amortization of debt premium and interest
                 rate swap premiums                                                                (3,035)
            Provision for uncollectible accounts                                                    1,876
            Other, net                                                                             (1,942)
                                                                                                 --------
                                                                                                   31,392
            Net change in:
                Accounts receivable                                                                   431
                Inventories                                                                         6,851
                Prepayments and other current assets                                                2,878
                Accounts payable and other current liabilities                                    (19,597)
                                                                                                 --------
          Net cash provided by operating activities                                                21,955
                                                                                                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property, plant and equipment                                               (7,291)
      Proceeds from disposals of property, plant and equipment                                      2,881
      Acquisitions of businesses, net of cash acquired                                             (2,840)
                                                                                                 --------
          Net cash used by investing activities                                                    (7,250)
                                                                                                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                                                 (12,507)
      Increase in working capital loans                                                             7,000
      Other                                                                                        (1,304)
                                                                                                 --------
          Net cash used by financing activities                                                    (6,811)
                                                                                                 --------

Cash and cash equivalents increase                                                               $  7,894
                                                                                                 ========
CASH AND CASH EQUIVALENTS:
      End of period                                                                              $ 18,671
      Beginning of period                                                                          10,777
                                                                                                 --------
          Increase                                                                               $  7,894
                                                                                                 ========

The accompanying notes are an integral part of these financial statements.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)




                                                            Common Stock
                                           -----------------------------------------------
                                                 Class A                  Class B             Additional
                                           ----------------------  -----------------------    paid-in       Accumulated
                                            Shares       Amount      Shares       Amount      capital         deficit
                                           ----------    --------  -----------    --------   -----------  -------------


Balance - September 23, 1994                3,150,240    $     32    7,350,562    $     74   $  105,650   $     (12,643)

      Net income                                                                                                    485
                                           ----------    --------  -----------    --------   ----------   -------------

Balance - April 19, 1995                    3,150,240    $     32    7,350,562    $     74   $  105,650   $     (12,158)
                                           ==========    ========  ===========    ========   ==========   =============











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

         Pursuant to the Plan, on the Closing Date, AmeriGas, Inc. (AmeriGas), a Pennsylvania corporation and a wholly owned subsidiary of UGI Corporation (UGI), received 1,050,000 shares of Petrolane Class A Common Stock (Class A Stock) representing 10% of the outstanding common stock of Petrolane and $19.4 million in cash. The holders of Pet Gas's $375 million principal amount of 13 1/4 Senior Subordinated Debentures due 2001 (Old Subordinated Debentures) received, through a series of transactions, 9,450,000 shares of Petrolane Class B Common Stock (Class B Stock), representing 90% of the common stock of Petrolane, and 1,250,000 warrants to purchase, in certain circumstances from June 30, 1996 to March 31, 1998, UGI Common Stock at an exercise price of $24 per share (UGI Warrants), subject to adjustment. On the Closing Date, all of the Old Subordinated Debentures were cancelled. As of December 23, 1993, AmeriGas had acquired 2,023,530 shares of Class B Stock at a price of $24.45 per share pursuant to the exercise of Put Rights issued under the Put Rights Agreement (Put Rights Agreement) entered into by AmeriGas, Petrolane and Continental Bank (as Put Rights Agent) pursuant to the Plan. As provided in Petrolane's Amended and Restated Articles of Incorporation, the shares of Class B Stock so acquired by AmeriGas were automatically converted into 2,023,530 shares of Class A Stock. In addition, pursuant to the exercise of Put Rights, on December 27, 1993, AmeriGas acquired an additional 75,908 shares of Class B Stock at a price of $24.45 per share (which shares were automatically converted into a like number of shares of Class A Stock). Because 562 of the 2,100,000 Put Rights issued under the Put Rights Agreement were not exercised, on January 24, 1994, Petrolane's Board of Directors, acting in accordance with the Plan, authorized the issuance and sale of 802 shares of Class A Stock to AmeriGas.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         Holders of Class B Stock were given the right, from January 1, 1997 (or earlier in certain circumstances) to December 31, 2001, to exchange all or a portion of their Class B Stock for AmeriGas Common Stock constituting up to an aggregate of 26% of the shares of AmeriGas Common Stock outstanding on the Closing Date, and AmeriGas was given the right, from January 1, 1998 to December 31, 2002, to require such exchange. Prior to the time the holders of Class B Stock could exchange their Class B Stock for AmeriGas Common Stock, they were entitled to receive certain payments equal to the difference between (i) the result obtained by dividing (x) the amount of the dividend paid by AmeriGas on 18,690,000 shares of AmeriGas Common Stock by (y) .89, and (ii) the amount of the dividends paid by AmeriGas on 18,690,000 shares of AmeriGas Common Stock. AmeriGas agreed to finance these payments through subordinated loans to Petrolane or, in certain circumstances, to make such payments directly.

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

         ACQUISITION OF 100% OF PETROLANE BY AMERIGAS AND TRANSFER OF ASSETS TO MASTER LIMITED PARTNERSHIP

         On April 19, 1995, a subsidiary of AmeriGas acquired by merger (the "Petrolane Merger") the approximately 65% of Petrolane common shares outstanding not already owned by UGI or AmeriGas and combined the propane business and assets of Petrolane, AmeriGas Propane, Inc., a Delaware Corporation (AmeriGas Propane), and AmeriGas Propane-2, Inc. (the "Partnership Formation"). Under the terms of the Petrolane Merger approved by the Company's Class B shareholders (other than UGI) on April 12, 1995, 6,850,562 shares of the Company's Class B Common Stock not held by UGI were converted into the right to receive $16.00 per share in cash and all other rights associated with such shares expired. The Petrolane Merger consideration of approximately $109.6 million was financed with the proceeds of a private placement of $110 million of First Mortgage Notes of the Operating Partnership. Immediately after the Petrolane Merger, Petrolane, pursuant to a Conveyance and Contribution Agreement, conveyed (the "Petrolane Conveyance") substantially all of its assets and liabilities to AmeriGas Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership and subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners), a Delaware limited partnership and AmeriGas Propane and AmeriGas Propane-2, Inc. (AGP-2) merged into the Operating Partnership (the

                  PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         "Formation Merger"). As a result of the Formation Merger and the Petrolane Conveyance, AmeriGas Propane, Inc., a Pennsylvania corporation and the general partner of AmeriGas Partners (the "General Partner"), and Petrolane each received a limited partner interest in the Operating Partnership, and the Operating Partnership received substantially all of the assets and assumed substantially all of the liabilities of AmeriGas Propane, AmeriGas Propane-2, Inc., Petrolane and their respective operating subsidiaries. The net book value of the assets contributed by Petrolane to the Operating Partnership exceeded the liabilities assumed by $77.4 million. Immediately after the Petrolane Conveyance, Petrolane conveyed its limited partner interest in the Operating Partnership to AmeriGas Partners in exchange for 1,407,911 Common Units and 6,432,000 Subordinated Units of AmeriGas Partners. Both Common and Subordinated Units represent limited partner interests in AmeriGas Partners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION PRINCIPLES

         The accompanying consolidated financial statements include the results of operations and cash flows of the Company for the period September 24, 1994 to April 19, 1995 (the 1995 seven-month period). All significant intercompany accounts and transactions have been eliminated in consolidation.

         FRESH START ACCOUNTING

         Effective with the Closing on July 15, 1993, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (Fresh Start Accounting). Pursuant to such principles, the Company's assets were stated at reorganization value which is generally described as the value of the Company before considering liabilities on a going-concern basis following the completion of the Plan. The reorganization value of the Company was determined by reference to the remaining liabilities plus the value of the common shareholders' equity indicated by the consideration paid by AmeriGas for 30% of the outstanding shares of the Company's common stock. The reorganization value was allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations", for transactions reported on the basis of the purchase method of accounting. In this allocation, identifiable assets were valued at estimated fair value and the reorganization value in excess of identifiable assets was recorded as "reorganization value in excess of amounts allocable to identifiable assets" (excess reorganization value). Deferred taxes were provided as of the Closing Date in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109).

                  PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         Interest paid for the 1995 seven-month period was $33.9 million. Income taxes paid for the 1995 seven-month period were $3.6 million.

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

                    PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

         Reorganization value in excess of amounts allocable to identifiable assets resulting from the application of Fresh Start Accounting is amortized on a straight-line basis over 20 years. Amortization expense during the 1995 seven-month period was $14.2 million.

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

         INCOME TAXES

         Income taxes for the 1995 seven-month period were provided based upon the provisions of SFAS 109. SFAS 109 requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         NET EARNINGS PER SHARE

         Net earnings per share for the 1995 seven-month period is based on the weighted average number of shares of Class A and Class B common stock outstanding during those periods.

                    PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       INCOME TAXES

         The Company's provision for income taxes for the 1995 seven-month period consists of the following:


         ---------------------------------------------------------------------
                                                            September 24, 1994
                                                                            to
                                                                April 19, 1995
         ---------------------------------------------------------------------
                                                                   (Thousands)
           Current:
               Federal                                                 $ 2,936
               State                                                       567
         ---------------------------------------------------------------------
                                                                         3,503
           Deferred                                                      6,610
         ---------------------------------------------------------------------

           Total income tax expense                                    $10,113
         ---------------------------------------------------------------------

           A reconciliation from the statutory federal tax rate to the effective tax rate is as follows:


         ---------------------------------------------------------------------
                                                            September 24, 1994
                                                                            to
                                                                April 19, 1995
         ---------------------------------------------------------------------
                                                                   (Thousands)

           Statutory federal tax rate                                     35.0%
           Difference in tax rate due to:
               State income taxes, net
                        of federal income tax benefit                      9.3
               Nondeductible
                        amortization of excess
                        reorganization value                              43.4
               Other nondeductible
                    expenses                                                .5
               Other                                                       (.3)
         ---------------------------------------------------------------------

           Effective tax rate                                             87.9%
         ---------------------------------------------------------------------

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       PENSION PLAN AND POSTEMPLOYMENT BENEFITS

         Concurrent with the Partnership Formation, employees of the Company became employees of the General Partner and the Partnership assumed the Company's employee-related liabilities including liabilities related to employee benefit plans. Prior to the Partnership Formation, employees of the Company participated in the Petrolane Incorporated Pension Plan (Pension Plan), a noncontributory defined contribution pension plan established on the Closing Date. Company contributions to the Pension Plan represented a percentage of each covered employee's salary. The Company also sponsored a 401(k) savings plan, the Petrolane Savings and Stock Ownership Plan (Savings Plan), for eligible employees. Under the Savings Plan, participants could contribute a percentage of their compensation on a before-tax basis. The Savings Plan also provided for discretionary employer matching contributions. The combined cost of benefits under the Pension Plan and the Savings Plan was $1.7 million for the 1995 seven-month period.

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

5.       COMMITMENTS AND CONTINGENCIES

         The Company utilized leased assets under both capital and operating leases. The aggregate operating lease rental expense charged to operations for the 1995 seven-month period was $3.2 million.

         Petrolane, in connection with its divestiture of nonpropane operations prior to its acquisition by QFB, guaranteed certain lease obligations for retail and distribution facilities, which at April 19, 1995 were estimated to aggregate approximately $109 million. In addition, Petrolane has guaranteed other obligations. Petrolane has been indemnified by Texas Eastern against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including these lease guarantees. In a June 15, 1993 Stipulation and Order entered in Petrolane's bankruptcy, Texas Eastern confirmed its obligation to indemnify and hold harmless Petrolane from and against certain liabilities and losses of discontinued businesses including lease obligations. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Company's having to honor its guarantee.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         The Company has identified environmental contamination at several properties it owned or operated. The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount can be reasonably estimated. However, in many circumstances future expenditures cannot be reasonably quantified because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations. The Company intends to pursue recovery of any incurred costs through all appropriate means.

         In addition to these environmental matters, there are various other pending claims and legal actions arising in the normal course of the Company's business. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results and cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

         The commitments and contingencies discussed herein were transferred on April 19, 1995, to AmeriGas Propane, L.P. pursuant to the Conveyance and Contribution Agreement.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.       RELATED PARTY TRANSACTIONS

         Pursuant to its management agreement with UGI (UGI Management Agreement), UGI provided to the Company certain financial, accounting, human resources, risk management, insurance, legal, corporate communications, investor relations, treasury and corporate development services. For such services, UGI received a quarterly fee from Petrolane which was adjusted annually for inflation. During the 1995 seven-month period, the Company recorded management fee expense under the UGI Management Agreement of $6.8 million which is included in selling, general and administrative expenses - related parties.

         The Company also entered into a management services agreement with AMC (AMC Agreement) and a transportation services agreement with ATMC (ATMC Agreement). AMC and ATMC provided general management, supervisory, administrative and transportation services to Petrolane and AmeriGas's wholly owned subsidiaries, AmeriGas Propane and AGP-2. In consideration for such services provided to the Company, the Company paid AMC and ATMC monthly fees based upon a percentage of AMC's and ATMC's monthly overhead expenses. This percentage generally represented the proportion of incremental costs incurred by AMC and ATMC to provide such services to the Company and was subject to adjustment under certain circumstances. For the 1995 seven-month period, the Company recorded total management fee expense under the AMC and ATMC agreements of $8.3 million which is included in selling, general and administrative expenses related parties.

         Pursuant to the AMC Agreement, AMC was required to arrange the supply and delivery of the Company's propane requirements on terms that were at least as favorable as the arrangements made for AmeriGas Propane in the same geographical areas. Subsequent to the Closing, AMC arranged for AmeriGas Propane to purchase substantially all of the Company's propane requirements from various suppliers and AmeriGas Propane has charged the Company for such propane at AmeriGas Propane's cost. Such purchases from AmeriGas Propane totaled approximately $171.6 million for the 1995 seven-month period.

         In order to achieve cost reductions and operational efficiencies in overlapping geographical markets served by the Company and AmeriGas Propane, the Company and AmeriGas Propane closed certain district locations and entered into a customer services agreement (Customer Services Agreement). Pursuant to the Customer Services Agreement, the Company served customers of closed AmeriGas Propane districts, and AmeriGas Propane served customers of closed Company districts. Fees incurred by the Company under the Customer Services Agreement totaled $5.3 million for the 1995 seven-month period and are included in selling, general and administrative expenses - related parties. Fees billed to AmeriGas Propane under the Customer Services Agreement totaled $6.9 million for the 1995 seven-month period and are included in miscellaneous income - related parties.

                     PETROLANE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

         In order to provide comparative financial information, the following table includes unaudited results of operations and cash flows for the period September 24, 1993 to April 23, 1994:


                                                                 September 24, 1993
                                                                       to April 23,
                                                                               1994
                                                                               ----
                                                                         (Thousands)
           Statement of Income
           Revenues:
               Propane                                                     $371,133
               Other                                                         49,816
                                                                           --------
                                                                            420,949
                                                                           --------

           Costs and expenses:
               Cost of sales - propane                                      192,440
               Cost of sales - other                                         31,862
               Selling, general and administrative expenses                 105,713
               Depreciation and amortization                                 26,814
               Taxes - other than income taxes                                8,349
               Miscellaneous (income)                                        (6,683)
                                                                           --------
                                                                            358,495

               Operating income                                              62,454
               Interest expense                                              26,918
               Income taxes                                                  32,843
                                                                           --------

               Net income                                                  $  2,693
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
                                                                           ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)





                                                                             September 30,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
                ASSETS

                Accounts receivable                                    $  5,063       $  5,063
                Investment in AmeriGas Propane, L.P.                    494,233        538,664
                Deferred charges                                          2,911          3,217
                                                                       --------       --------

                       Total assets                                    $502,207       $546,944
                                                                       ========       ========



                LIABILITIES AND PARTNERS' CAPITAL

                Accounts payable                                       $     29       $     67
                Accrued interest                                          4,641          4,641
                                                                       --------       --------

                       Total current liabilities                          4,670          4,708

                Long-term debt                                          100,000        100,000

                Partners' capital:
                       Common unitholders                               208,253        230,376
                       Subordinated unitholders                         185,310        207,439
                       General partner                                    3,974          4,421
                                                                       --------       --------

                       Total partners' capital                          397,537        442,236
                                                                       --------       --------

                       Total liabilities and partners' capital         $502,207       $546,944
                                                                       ========       ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)



                                                                         Year
                                                                         Ended               April 19
                                                                      September 30,             to
                                                                 ----------------------    September 30,
                                                                   1997          1996          1995
                                                                 --------      --------    -------------

  Operating expenses                                             $    (29)     $    (36)     $     --
  Equity in  income (loss) of AmeriGas Propane, L.P.               54,439        20,676       (42,414)
  Interest expense                                                (10,430)      (10,402)       (4,693)
                                                                 --------      --------      --------

  Net income (loss)                                              $ 43,980      $ 10,238      $(47,107)
                                                                 ========      ========      ========


                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
 CC SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)



                                                                                  Year
                                                                                  Ended                   April 19
                                                                              September 30,                  to
                                                                     -----------------------------      September 30,
                                                                         1997              1996             1995
                                                                     --------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                  $  43,980        $  10,238        $  (47,107)
      Reconciliation of net income (loss) to net cash from
        operating activities:
         Equity in (income) loss of AmeriGas Propane, L.P.                 (54,438)         (20,676)           42,414
         Increase in accounts receivable                                        --             (113)               --
         Increase (decrease) in accounts payable                               (37)              35                --
         Increase in accrued interest                                           --               85             4,556
         Amortization of deferred debt issuance costs                          306              305               137
                                                                        ----------        ---------        ----------
           Net cash used by operating activities                           (10,189)         (10,126)               --
                                                                        ----------        ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Contribution to AmeriGas Propane, L.P.                                   (26)              --          (447,433)
      Distributions from AmeriGas Propane, L.P.                            103,050          102,853            18,797
      Net proceeds from issuance of Common Units                                --               --           349,751
                                                                        ----------        ---------        ----------
           Net cash provided (used) by investing activities                103,024          102,853           (78,885)
                                                                       -----------        ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions                                                        (92,861)         (92,727)          (18,797)
      Capital contribution from General Partner                                 26               --               432
      Issuance of long-term debt associated with
         Partnership Formation                                                  --               --            97,250
                                                                        ----------         --------       -----------
           Net cash provided (used) by financing activities                (92,835)         (92,727)           78,885
                                                                        ----------         --------        ----------


Cash and cash equivalents increase                                      $       --         $     --        $       --
                                                                        ==========         ========        ==========

CASH AND CASH EQUIVALENTS:
      End of period                                                     $       --         $     --                --
      Beginning of period                                               $       --         $     --        $       --
                                                                        ----------         --------        ----------
           Increase                                                     $       --         $     --        $       --
                                                                        ==========         ========        ==========



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

                  AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)






                                                                                   Charged
                                                                     Balance at   (credited)                     Balance at
                                                                     beginning   to costs and                      end of
                                                                     of period     expenses         Other          period
                                                                     ----------  ------------    -----------     ----------
YEAR ENDED SEPTEMBER 30, 1997

Reserves deducted from assets in the consolidated balance sheet:

     Allowance for doubtful accounts                                 $  6,579      $  6,986      $( 5,690)(1)     $  7,875
                                                                     ========                                     ========
     Allowance for amortization of other
         deferred costs                                              $    244      $    170      $     --         $    414
                                                                     ========                                     ========
     Allowance for amortization of deferred
         financing costs                                             $  2,238      $  1,553      $     --         $  3,791
                                                                     ========                                     ========
Other reserves:

     Self-insured property and casualty liability                    $ 42,332      $  9,421      $ (9,897)(2)     $ 41,856
                                                                     ========                                     ========

     Insured property and casualty liability                         $ 19,024      $  3,345      $(20,568)(2)     $  1,801
                                                                     ========                                     ========
     Environmental and other                                         $ 15,629      $  4,565      $ (1,126)(2)     $ 19,133
                                                                     ========                                     ========
                                                                                                       65 (4)

YEAR ENDED SEPTEMBER 30, 1996

Reserves deducted from assets in the consolidated balance sheet:

     Allowance for doubtful accounts                                 $  4,647      $  5,568      $( 3,636)(1)     $  6,579
                                                                     ========                                     ========
     Allowance for amortization of other
         deferred costs                                              $     74      $    170      $     --         $    244
                                                                     ========                                     ========
     Allowance for amortization of deferred
         financing costs                                             $    690      $  1,548      $     --         $  2,238
                                                                     ========                                     ========
Other reserves:

     Self-insured property and casualty liability                    $ 43,908      $ 12,401      $(13,977)(2)     $ 42,332
                                                                     ========                                     ========
     Insured property and casualty liability                         $ 12,246      $  6,778      $     --         $ 19,024
                                                                     ========                                     ========
     Environmental and other                                         $ 25,591      $( 7,127)     $( 2,645)(2)     $ 15,629
                                                                     ========                                     ========
                                                                                                     (190)(4)

                  AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)








                                                                                   Charged
                                                                     Balance at   (credited)                  Balance at
                                                                     beginning   to costs and                   end of
                                                                     of period     expenses      Other          period
                                                                     ---------   ------------  ---------      ----------
APRIL 19, 1995 TO SEPTEMBER 30, 1995

Reserves deducted from assets in the consolidated balance sheet:

     Allowance for doubtful accounts                                 $  7,257      $  778     $(3,388)(1)     $  4,647
                                                                     ========                                 ========
     Allowance for amortization of other
         deferred costs                                              $    417      $  191     $  (534)(4)     $     74
                                                                     ========                                 ========
     Allowance for amortization of deferred
         financing costs                                             $     --      $  690     $    --         $    690
                                                                     ========                                 ========
Other reserves:

     Self-insured property and casualty liability                    $ 43,849      $5,901     $(6,081)(2)     $ 43,908
                                                                     ========                                 ========
                                                                                                  239 (4)



     Insured property and casualty liability                         $  7,800      $6,546     $(2,100)(2)     $ 12,246
                                                                     ========                                 ========

     Environmental and other                                         $ 32,282      $  242     $(3,081)(2)     $ 25,591
                                                                     ========                                 ========
                                                                                               (3,852)(4)







(1)      Uncollectible accounts written off, net of recoveries.
(2)      Payments.
(3) Represents amounts for Petrolane Incorporated (Petrolane) as a result of the purchase on April 19, 1995 of the 65% of the common stock of Petrolane not already owned by UGI or its subsidiary AmeriGas, Inc.
(4)      Other adjustments.

                       [ARTHUR ANDERSEN LLP LETTERHEAD]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the AmeriGas Partners, L.P. annual report to unitholders for the year ended September 30, 1997, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 14, 1997. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the index on page F-2 are the reponsibility of the management of AmeriGas Propane, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
------------------------
ARTHUR ANDERSEN LLP

Chicago, Illinois
November 14, 1997

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------
4.5                        First Amendment dated as of September 12, 1997 to Note Agreement dated as of April 12, 1995

10.1                       Amended and Restated Credit Agreement dated as of September 15, 1997 among AmeriGas Propane, L.P., AmeriGas Propane, Inc., Petrolane
                           Incorporated, Bank of America National Trust and Savings Association, as
                           Agent, First Union National Bank, as Syndication Agent and certain banks

10.2                       Agreement dated as of May 1, 1996 between TE Products
                           Pipeline Company, L.P., and AmeriGas Propane, L.P.

10.12                      Financing Agreement dated as of November 5, 1997 between AmeriGas
                           Propane, Inc. and AmeriGas Propane, L.P.

10.25                      Form of Change of Control Agreement between AmeriGas Propane, Inc.
                           and Messrs. Bissell and Grady

10.26                      AmeriGas Propane, Inc. 1997 Long-Term Incentive Plan

10.27                      AmeriGas Propane, Inc. Supplemental Executive Retirement Plan effective
                           October 1, 1996

13                         Pages 10 through 23 of the AmeriGas Partners, L.P. Annual Report for the
                           year ended September 30, 1997.

21                         Subsidiaries of AmeriGas Partners, L.P.

27.1                       Financial Data Schedule of AmeriGas Partners, L.P.

27.2                       Financial Data Schedule of AmeriGas Finance Corp.

99                         Cautionary Statements Affecting Forward-looking Information