Form 10-Q
period 1997-12-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1998-02-13
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

              (Registrants' telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
            At January 31, 1998, the registrants had units and shares of common stock outstanding as follows:

             AmeriGas Partners, L.P.-22,105,993 Common Units
                                     19,782,146 Subordinated Units
             AmeriGas Finance Corp. -100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                PAGES
                                                                                -----
PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           AmeriGas Partners, L.P.

             Condensed Consolidated Balance Sheets as of December 31, 1997,
                September 30, 1997 and December 31, 1996                          1

             Condensed Consolidated Statements of Operations for the three
                and twelve months ended December 31, 1997 and 1996                2

             Condensed Consolidated Statements of Cash Flows for the three and
                twelve months ended December 31, 1997 and 1996                    3

             Condensed Consolidated Statement of Partners' Capital for the
                three months ended December 31, 1997                              4

             Notes to Condensed Consolidated Financial Statements               5 - 7

           AmeriGas Finance Corp.

             Balance Sheets as of December 31, 1997 and September 30, 1997        8

             Note to Balance Sheets                                               9

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             10 - 15


PART II  OTHER INFORMATION

  Item 2.  Changes in Securities                                                  16

  Item 6.  Exhibits and Reports on Form 8-K                                       16

  Signatures                                                                      17

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)




                                                                         December 31,   September 30,  December 31,
                                                                            1997            1997           1996
                                                                         ------------   -------------   ------------
ASSETS
------
Current assets:
      Cash and cash equivalents                                           $   24,375     $    4,069     $   23,689
      Accounts receivable (less allowances for doubtful accounts
           of $8,072, $7,875, and $7,265, respectively)                      118,331         78,341        152,313
      Inventories                                                             78,746         64,933         93,767
      Prepaid expenses and other current assets                               11,721         35,748         23,585
                                                                          ----------     ----------     ----------
           Total current assets                                              233,173        183,091        293,354

Property, plant and equipment (less accumulated depreciation and
      amortization of $175,832, $167,385, and $147,455, respectively)        444,727        444,677        451,343
Intangible assets (less accumulated amortization of $122,831,
      $116,557, and $98,343, respectively)                                   672,123        677,116        685,959
Other assets                                                                  13,740         13,777         14,578
                                                                          ----------     ----------     ----------
           Total assets                                                   $1,363,763     $1,318,661     $1,445,234
                                                                          ==========     ==========     ==========



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
      Current maturities of long-term debt                                $    6,544     $    6,420     $    7,098
      Bank loans                                                              75,000         28,000         70,000
      Accounts payable - trade                                                53,544         50,055         79,590
      Accounts payable - related parties                                       3,396          4,533          3,200
      Other current liabilities                                               70,177         91,861         81,527
                                                                          ----------     ----------     ----------
           Total current liabilities                                         208,661        180,869        241,415

Long-term debt                                                               696,263        684,308        691,074
Other noncurrent liabilities                                                  51,784         50,904         48,048

Commitments and contingencies

Minority interest                                                              5,115          5,043          5,694

Partners' capital                                                            401,940        397,537        459,003
                                                                          ----------     ----------     ----------
           Total liabilities and partners' capital                        $1,363,763     $1,318,661     $1,445,234
                                                                          ==========     ==========     ==========





The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



                                                               Three Months Ended                 Twelve Months Ended
                                                                  December 31,                       December 31,
                                                          ----------------------------      ----------------------------
                                                               1997            1996             1997            1996
                                                          -----------      -----------      -----------      -----------
Revenues:
      Propane                                             $   277,523      $   331,894      $   939,829      $ 1,000,055
      Other                                                    25,400           28,222           80,803           87,490
                                                          -----------      -----------      -----------      -----------
                                                              302,923          360,116        1,020,632        1,087,545
                                                          -----------      -----------      -----------      -----------

Costs and expenses:
      Cost of sales - propane                                 151,633          191,925          523,667          570,120
      Cost of sales - other                                    11,527           12,783           35,157           41,595
      Operating and administrative expenses                    80,867           83,607          313,652          324,083
      Depreciation and amortization                            15,582           15,500           62,086           61,659
      Miscellaneous income, net                                  (723)          (1,398)         (10,641)          (6,949)
                                                          -----------      -----------      -----------      -----------
                                                              258,886          302,417          923,921          990,508
                                                          -----------      -----------      -----------      -----------

Operating income                                               44,037           57,699           96,711           97,037
Interest expense                                              (16,950)         (16,706)         (65,902)         (63,925)
                                                          -----------      -----------      -----------      -----------
Income before income taxes                                     27,087           40,993           30,809           33,112
Income tax (expense) benefit                                     (340)            (608)              88               91
Minority interest                                                (296)            (434)            (417)            (441)
                                                          -----------      -----------      -----------      -----------
Net income                                                $    26,451      $    39,951      $    30,480      $    32,762
                                                          ===========      ===========      ===========      ===========


General partner's interest in net income                  $       265      $       400      $       305      $       328
                                                          ===========      ===========      ===========      ===========

Limited partners' interest in net income                  $    26,186      $    39,551      $    30,175      $    32,434
                                                          ===========      ===========      ===========      ===========

Income per limited partner unit                           $      0.63      $      0.95      $      0.72      $      0.78
                                                          ===========      ===========      ===========      ===========

Average limited partner units outstanding (thousands)          41,881           41,731           41,836           41,728
                                                          ===========      ===========      ===========      ===========




The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                         Three Months Ended         Twelve Months Ended
                                                                            December 31,               December 31,
                                                                   ----------------------------  --------------------------
                                                                       1997          1996           1997          1996
                                                                   ---------     --------------  ---------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $  26,451      $  39,951      $  30,480      $  32,762
      Adjustments to reconcile net income to net
           cash provided (used) by operating activities:
                Depreciation and amortization                         15,582         15,500         62,086         61,659
                Other, net                                             1,687          1,570          4,056         (2,714)
                                                                   ---------      ---------      ---------      ---------
                                                                      43,720         57,021         96,622         91,707
                Net change in:
                     Accounts receivable                             (41,131)       (67,743)        28,123        (32,942)
                     Inventories and prepaid propane purchases         8,064        (10,593)        15,547        (26,858)
                     Accounts payable                                  1,846         33,345        (26,398)        30,355
                     Other current assets and liabilities            (19,349)       (21,597)        (1,012)            23
                                                                   ---------      ---------      ---------      ---------
           Net cash provided (used) by operating activities           (6,850)        (9,567)       112,882         62,285
                                                                   ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property, plant and equipment                  (6,987)        (6,553)       (24,904)       (21,260)
      Proceeds from disposals of assets                                  667            743         10,537          4,949
      Acquisition of businesses, net of cash acquired                 (1,388)          (918)       (12,096)       (21,304)
                                                                   ---------      ---------      ---------      ---------
           Net cash used by investing activities                      (7,708)        (6,728)       (26,463)       (37,615)
                                                                   ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions                                                  (23,246)       (23,184)       (92,923)       (92,736)
      Minority interest activity                                        (237)          (237)        (1,024)        (1,051)
      Increase (decrease) in bank loans                               47,000         55,000         (2,000)        52,000
      Issuance of long-term debt                                      13,000          7,000         14,131         44,001
      Repayment of long-term debt                                     (1,653)          (717)        (3,943)       (10,778)
      Capital contribution from General Partner                            -              -             26              -
                                                                   ---------      ---------      ---------      ---------
           Net cash provided (used)  by financing activities          34,864         37,862        (85,733)        (8,564)
                                                                   ---------      ---------      ---------      ---------

Cash and cash equivalents increase                                 $  20,306      $  21,567      $     686      $  16,106
                                                                   =========      =========      =========      =========

CASH AND CASH EQUIVALENTS:
      End of period                                                $  24,375      $  23,689      $  24,375      $  23,689
      Beginning of period                                              4,069          2,122         23,689          7,583
                                                                   ---------      ---------      ---------      ---------
           Increase                                                $  20,306      $  21,567      $     686      $  16,106
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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)




                                                    Number of units                                                      Total
                                         -------------------------------                                      General   partners'
                                            Common         Subordinated       Common       Subordinated       partner    capital
                                         -----------    ----------------   -----------    -------------     ----------  ---------
BALANCE SEPTEMBER 30, 1997                22,060,407       19,782,146         $208,253      $ 185,310      $   3,974     $397,537

     Issuance of Common Units in
         connection with acquisition          45,586                             1,198                                      1,198

     Net income                                                                 13,813         12,373            265       26,451

     Distributions                                                             (12,134)       (10,880)          (232)     (23,246)


                                         -----------      -----------      -----------      ---------      ---------     --------
BALANCE DECEMBER 31, 1997                 22,105,993       19,782,146         $211,130      $ 186,803      $   4,007     $401,940
                                         ===========      ===========      ===========      =========      =========     ========







The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.    BASIS OF PRESENTATION

      AmeriGas Partners, L.P. (AmeriGas Partners), through its subsidiary AmeriGas Propane, L.P. (the "Operating Partnership"), is the largest retail propane distributor in the United States. The Operating Partnership serves residential, commercial, industrial, motor fuel and agricultural customers from locations in 45 states, including Alaska and Hawaii. AmeriGas Partners and the Operating Partnership are Delaware limited partnerships. AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and the Operating Partnership. The General Partner holds a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in the Operating Partnership. In addition, the General Partner and its wholly owned subsidiary Petrolane Incorporated (Petrolane) own an effective 56.6% limited partner interest in the Operating Partnership.

      The condensed consolidated financial statements include the accounts of AmeriGas Partners, the Operating Partnership and their subsidiaries, collectively referred to herein as the Partnership. The General Partner's 1.01% interest in the Operating Partnership is accounted for in the condensed consolidated financial statements as a minority interest. Certain prior-period balances have been reclassified to conform with the current period presentation.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Report on Form 10-K for the year ended September 30, 1997. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

2.    DISTRIBUTIONS OF AVAILABLE CASH

      A distribution of 55 cents per limited partner unit (the "Minimum Quarterly Distribution" or "MQD") for the quarter ended September 30, 1997 was paid on November 18, 1997 on all Common and Subordinated units. On January 26, 1998, the Partnership declared the MQD on all Common and Subordinated units for the quarter ended December 31, 1997, payable February 18, 1998 to holders of record on February 10, 1998.

3.    RELATED PARTY TRANSACTIONS

      In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $49,860 and $47,301 during the three months ended December 31, 1997 and 1996, respectively. During the twelve months ended December 31, 1997 and 1996, such expenses totaled $179,769 and $176,165, respectively. In addition, UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. During the three months ended December 31, 1997 and 1996, such corporate expenses totaled $1,452 and $1,481, respectively. During the twelve months ended December 31, 1997 and 1996, such corporate expenses totaled $6,528 and $7,193, respectively.

      On October 14, 1997, the General Partner transferred to the Partnership certain net assets of a corporation which had been acquired by merger by AmeriGas, Inc. on the same date. As consideration for such assets and the retention by the General Partner of certain associated income tax liabilities, AmeriGas Partners issued 45,586 Common Units to the General Partner having a fair value of $1,211.

4.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to the lease guarantee obligations of Petrolane, a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $64,000. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      obligations without the Partnership's having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)




                                                                 December 31,    September 30,
                                                                    1997             1997
                                                                 -----------     -------------

ASSETS
------

        Cash                                                     $   1,000         $    1,000
                                                                 ---------         ----------
               Total assets                                      $   1,000         $    1,000
                                                                 =========         ==========

STOCKHOLDER'S  EQUITY
---------------------

        Common stock, $.01 par value; 100 shares authorized,
               issued and outstanding                            $       1         $        1
        Additional paid-in capital                                     999                999
                                                                 ---------         ----------
               Total stockholder's equity                        $   1,000         $    1,000
                                                                 =========         ==========



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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for the three months ended December 31, 1997 (1997 three-month period) with the three months ended December 31, 1996 (1996 three-month period) and the twelve months ended December 31, 1997 (1997 twelve-month period) with the twelve months ended December 31, 1996 (1996 twelve-month period). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance is not presented.

1997 THREE-MONTH PERIOD COMPARED WITH 1996 THREE-MONTH PERIOD

------------------------------------------------------------------------------------
                                                                   Increase
Three Months Ended December 31,       1997        1996            (Decrease)
------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
        Retail                       248.6       251.7         (3.1)       (1.2)%
        Wholesale                     82.7        68.6         14.1        20.6%
                                    ------       -----       ------
                                     331.3       320.3         11.0         3.4%
                                    ------       -----       ------

Degree days - % colder (warmer)
        than normal (a)                4.3%       (1.6)%        -            -

Revenues:
        Retail propane              $240.2      $285.9       $(45.7)      (16.0)%
        Wholesale propane             37.3        46.0         (8.7)      (18.9)%
        Other                         25.4        28.2         (2.8)       (9.9)%
                                    ------      ------       ------
                                    $302.9      $360.1       $(57.2)      (15.9)%
                                    ------      ------       ------

Total margin                        $139.8      $155.4       $(15.6)      (10.0)%
EBITDA (b)                          $ 59.6      $ 73.2       $(13.6)      (18.6)%
Operating income                    $ 44.0      $ 57.7       $(13.7)      (23.7)%
---------------------------------------------------------------------------------

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


Retail volumes of propane sold during the 1997 three-month period were slightly lower than in the prior-year period. Wholesale volumes of propane sold were higher in the 1997 three-month period due to increased sales of low margin storage inventories.

Total revenues from retail propane sales decreased $45.7 million during the 1997 three-month period reflecting a $42.2 million decrease as a result of lower average retail propane selling prices and a $3.5 million decrease resulting from the lower volumes sold. Unlike the prior-year period when the Partnership's higher propane prices reflected significantly higher propane product costs, selling prices in the 1997 three-month period reflected significantly lower propane product costs. The spot price of propane at Mont Belvieu, Texas, a major U.S. storage and distribution hub, increased dramatically during the three months ended December 31, 1996, rising to a quarterly high of 75 cents per gallon on December 16, 1996. In contrast to spot market conditions existing during the 1996 three-month period, spot prices at Mont Belvieu during the 1997 three-month period declined closing at a price of 32.5 cents a gallon on December 31, 1997 compared with 40 cents a gallon on September 30, 1997. Notwithstanding the higher 1997 three-month period wholesale volumes, wholesale propane revenues decreased $8.7 million reflecting lower average wholesale propane selling prices. Other revenues decreased $2.8 million in the 1997 three-month period due in part to lower appliance sales revenues.

Total margin decreased $15.6 million in the 1997 three-month period principally reflecting the impact of lower average retail unit margins and, to a much lesser extent, the reduced retail volumes of propane sold. Unit margins were lower in the 1997 three-month period than in the prior-year period which benefitted from fuel supply and pricing strategies that were especially effective as a result of the unique market conditions existing at the time. Although the Partnership's propane product costs were significantly higher in the 1996 three-month period, the Partnership benefitted from favorable fixed-price supply arrangements and, to a lesser extent, derivative commodity instruments.

The decrease in operating income and EBITDA during the 1997 three-month period principally reflects the impact of the lower total margin and a decrease in miscellaneous income partially offset by lower operating expenses. Total operating expenses were $80.9 million in the 1997 three-month period compared with the $83.6 million in the 1996 three-month period. The decrease in operating expenses is primarily a result of a reduction in workers' compensation expense reflecting the benefit of safety improvement programs initiated in 1996. Miscellaneous income in the three months ended December 31, 1997 was $.7 million less than in the prior-year period due principally to lower interest income.

Interest expense was $17.0 million in the 1997 three-month period compared with $16.7 million in the prior-year period reflecting increased interest expense on the Partnership's Revolving Credit

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and Acquisition facilities principally as a result of higher amounts of debt outstanding.

1997 TWELVE-MONTH PERIOD COMPARED WITH 1996 TWELVE-MONTH PERIOD

-------------------------------------------------------------------------------------------
                                                                          Increase
Twelve Months Ended December 31,              1997           1996        (Decrease)
-------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
      Retail                                 804.3          862.8       (58.5)      (6.8)%
      Wholesale                              232.7          259.1       (26.4)     (10.2)%
                                          --------       --------      ------
                                           1,037.0        1,121.9       (84.9)      (7.6)%
                                          --------       --------      ------

Degree days - % colder (warmer)
      than normal (a)                         (3.1)%          1.0%        -          -

Revenues:
      Retail propane                      $  822.5       $  863.0      $(40.5)      (4.7)%
      Wholesale propane                      117.3          137.0       (19.7)     (14.4)%
      Other                                   80.8           87.5        (6.7)      (7.7)%
                                          --------       --------      ------
                                          $1,020.6       $1,087.5      $(66.9)      (6.2)%
                                          --------       --------      ------

Total margin                              $  461.8       $  475.8      $(14.0)      (2.9)%
EBITDA (b)                                $  158.8       $  158.7      $   .1         .1%
Operating income                          $   96.7       $   97.0      $  (.3)       (.3)%
------------------------------------------------------------------------------------------

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

Retail volumes of propane sold decreased in the 1997 twelve-month period principally reflecting the effects of warmer heating-season weather during the period January to March 1997 and price-induced customer conservation efforts. Wholesale volumes of propane sold were lower in the twelve months ended December 31, 1997 principally due to reduced low-margin sales of storage inventories.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Total revenues from retail propane sales decreased $40.5 million reflecting a $58.5 million decrease as a result of the lower volumes sold partially offset by an $18.0 million increase from higher average retail propane selling prices. Wholesale propane revenues decreased $19.7 million in the 1997 twelve-month period reflecting the lower wholesale volumes sold. Other revenues decreased $6.7 million principally reflecting lower hauling and appliance sales revenues.

Total margin was lower in the 1997 twelve-month period principally reflecting the impact of the reduced volumes of propane sold partially offset by higher average retail unit margins. Average unit margins early in the 1996 twelve-month period were lower reflecting, in part, the impact of certain sales and marketing programs.

Although total propane margin was lower in the 1997 twelve-month period, EBITDA and operating income were virtually unchanged from the prior year as a result of lower operating expenses and higher miscellaneous income. Total operating expenses were $313.7 million in the 1997 twelve-month period compared with $324.1 million in the 1996 twelve-month period. The 1996 twelve-month period operating expenses are net of $4.4 million from a refund of insurance premium deposits and $3.3 million from a reduction in accrued environmental costs recorded in the quarter ended March 31, 1996. The $18.1 million decrease in operating expenses during the twelve months ended December 31, 1997, after adjusting for these items, primarily reflects lower required accruals for general and automobile liability and workers' compensation costs and lower customer equipment repairs and maintenance expense as well as reduced sales and marketing expenses and lower fees for professional services. Miscellaneous income increased $3.7 million in the 1997 twelve-month period principally from $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc., which owns and operates a liquefied petroleum gas storage terminal in Chesapeake, Virginia.

Interest expense was $65.9 million in the twelve months ended December 31, 1997 compared with $63.9 million in the prior-year period. The increase reflects higher interest expense on the Partnership's Revolving Credit and Acquisition facilities principally due to higher amounts outstanding.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at December 31, 1997 totaled $777.8 million compared with $718.7 million at September 30, 1997. The increase is principally a result of a $47.0 million seasonal increase in borrowings under the Operating Partnership's Revolving Credit Facility and a $13.0 million increase in borrowings under its Acquisition Facility.

During the three months ended December 31, 1997, the Partnership declared and paid the MQD of 55 cents on all units for the quarter ended September 30, 1997. The MQD for the quarter ended December 31, 1997 will be paid on February 18, 1998 to holders of record on February 10, 1998 of all Common and Subordinated units.

CASH FLOWS

Cash and cash equivalents totaled $24.4 million at December 31, 1997 compared with $4.1 million at September 30, 1997. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1997 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $(6.9) million during the three months ended December 31, 1997 compared with $(9.6) million in the comparable prior-year period. Cash flow from operations before changes in working capital was $43.7 million in the three months ended December 31, 1997 compared with $57.0 million during the three months ended December 31, 1996 reflecting a decrease in the Partnership's net income. Changes in operating working capital during the three months ended December 31, 1997 required $50.6 million of operating cash flow principally from a $41.1 million seasonal increase in accounts receivable and a $17.2 million net use of cash from changes in accrued interest and employee benefits partially offset by an $8.1 million decrease in inventories and prepaid propane purchases. During the three months ended December 31, 1996, changes in operating working capital required $66.6 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $7.0 million (including maintenance capital expenditures of $3.6 million) during the three months ended December 31, 1997 compared with $6.6 million (including maintenance capital expenditures of $2.7 million) in the prior-year period. Proceeds from disposals of assets totaled $.7 million during both the three months ended December 31, 1997 and 1996. During the three months ended December 31, 1997, the Partnership acquired several propane businesses for $1.4 million in cash. In conjunction with one such

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


acquisition, the Partnership issued 45,586 Common Units to the General Partner having a fair value of $1.2 million. During the three months ended December 31, 1996, the Partnership made acquisition-related cash payments of $.9 million.

FINANCING ACTIVITIES. During each of the three-month periods ended December 31, 1997 and 1996, AmeriGas Partners declared and paid the MQD on all units and the general partner interest for the quarters ended September 30, 1997 and 1996, respectively. In addition, during each of the three-month periods ended December 31, 1997 and 1996, the Operating Partnership distributed $.2 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership. In order to meet seasonal working capital needs, during the three months ended December 31, 1997 the Operating Partnership borrowed $47 million under its Revolving Credit Facility compared with $55 million during the same period in the prior year. The Partnership also borrowed $13 million under its Acquisition Facility during the three months ended December 31, 1997 relating to acquisitions made prior to fiscal 1998. There were borrowings of $7 million under the Acquisition Facility during the same period last year. During the three months ended December 31, 1997, the Partnership made repayments of long-term debt of $1.7 million (including the repayment of $1.2 million of debt assumed in conjunction with an acquisition) compared with $.7 million in the prior-year period.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) As of October 14, 1997, AmeriGas Partners, L.P. ("APLP") exchanged 45,586 Common Units ("Common Units"), representing limited partnership interests in APLP, for certain net assets ("Target Assets") of a corporation ("Target") acquired by AmeriGas, Inc. ("AmeriGas"). The Target Assets, which were valued at approximately $1.2 million, were contributed by AmeriGas to AmeriGas Propane, Inc., the general partner of APLP. AmeriGas Propane transferred the Target Assets to APLP in exchange for the Common Units. APLP's issuance of the Common Units was made pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, based upon the sale of the subject securities in a privately negotiated transaction to an accredited investor which is an affiliate of APLP and which purchased the Common Units for investment without a view to further distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      List of Exhibits

              27.1        Financial Data Schedule of AmeriGas Partners, L.P.

              27.2        Financial Data Schedule of AmeriGas Finance Corp.

     (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          AmeriGas Partners, L.P.
                                        ---------------------------------------
                                              (Registrant)
                                        By:   AmeriGas Propane, Inc.,
                                              as General Partner


Date:  February 13, 1998                By:   Martha B. Lindsay
------------------------                ---------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer


                                        By:   Richard R. Eynon
                                        ---------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer


                                          AmeriGas Finance Corp.
                                        ---------------------------------------
                                              (Registrant)


Date:  February 13, 1998                By:   Martha B. Lindsay
------------------------                ---------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer


                                        By:   Richard R. Eynon
                                        ---------------------------------------
                                        Richard R. Eynon
                                        Controller

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

27.1        Financial Data Schedule of AmeriGas Partners, L.P.

27.2        Financial Data Schedule of AmeriGas Finance Corp.