Form 10-Q
period 1998-03-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1998-05-14
CIK 932628, 945792

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

         At April 30, 1998, the registrants had units and shares of common stock outstanding as follows:

                 AmeriGas Partners, L.P. -     22,105,993 Common Units
                                               19,782,146 Subordinated Units
                 AmeriGas Finance Corp.  -     100 shares

                            AMERIGAS PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                                      PAGES
                                                                                                      -----
PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            AmeriGas Partners, L.P.
            -----------------------

              Condensed Consolidated Balance Sheets as of March 31, 1998,
                September 30, 1997 and March 31, 1997                                                   1

              Condensed Consolidated Statements of Operations for the three,
                six and twelve months ended March 31, 1998 and 1997                                     2

              Condensed Consolidated Statements of Cash Flows for the six
                and twelve months ended March 31, 1998 and 1997                                         3

              Condensed Consolidated Statement of Partners' Capital for the
                six months ended March 31, 1998                                                         4

              Notes to Condensed Consolidated Financial Statements                                    5 - 7

            AmeriGas Finance Corp.
            ----------------------

              Balance Sheets as of March 31, 1998 and September 30, 1997                                8

              Note to Balance Sheets                                                                    9

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                  10 - 17


PART II OTHER INFORMATION

   Item 5.  Other Information                                                                          18

   Item 6.  Exhibits and Reports on Form 8-K                                                           18

   Signatures                                                                                          19

                   AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                            (Thousands of dollars)


                                                                                  March 31,       September 30,        March 31,
                                                                                   1998                1997              1997
                                                                             --------------    --------------     --------------
ASSETS
------
Current assets:
      Cash and cash equivalents                                                $    16,019       $     4,069        $    38,967
      Accounts receivable (less allowances for doubtful accounts
           of $9,619, $7,875, and $9,286, respectively)                            100,466            78,341            130,111
      Inventories                                                                   53,005            64,933             47,829
      Prepaid expenses and other current assets                                     11,698            35,748             12,685
                                                                             --------------    --------------     --------------
           Total current assets                                                    181,188           183,091            229,592

Property, plant and equipment (less accumulated depreciation and
      amortization of $184,349, $167,385, and $155,172, respectively)              445,853           444,677            448,934
Intangible assets (less accumulated amortization of $129,143,
      $116,557, and $104,458, respectively)                                        667,746           677,116            681,741
Other assets                                                                        13,356            13,777             13,646
                                                                             --------------    --------------     --------------
           Total assets                                                        $ 1,308,143       $ 1,318,661        $ 1,373,913
                                                                             ==============    ==============     ==============




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
      Current maturities of long-term debt                                     $     6,470       $     6,420        $     9,372
      Bank loans                                                                         -            28,000                  -
      Accounts payable - trade                                                      39,939            50,055             44,571
      Accounts payable - related parties                                             6,875             4,533              2,650
      Other current liabilities                                                     82,992            91,861             83,870
                                                                             --------------    --------------     --------------
           Total current liabilities                                               136,276           180,869            140,463

Long-term debt                                                                     695,195           684,308            687,708
Other noncurrent liabilities                                                        50,444            50,904             51,263

Commitments and contingencies

Minority interest                                                                    5,283             5,043              5,970

Partners' capital                                                                  420,945           397,537            488,509
                                                                             --------------    --------------     --------------
           Total liabilities and partners' capital                             $ 1,308,143       $ 1,318,661        $ 1,373,913
                                                                             ==============    ==============     ==============





The accompanying notes are an integral part of these financial statements.

                   AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                   (Thousands of dollars, except per unit)


                                            Three Months Ended                 Six Months Ended              Twelve Months Ended
                                                 March 31,                        March 31,                        March 31,
                                      ------------------------------   ----------------------------   -----------------------------
                                          1998             1997            1998           1997             1998           1997
                                      -------------   --------------   -------------  -------------   -------------   -------------
Revenues:
      Propane                            $ 287,654      $   352,602       $ 565,177      $ 684,496      $  874,881     $ 1,000,259
      Other                                 18,528           18,547          43,928         46,769          80,784          83,667
                                      -------------   --------------   -------------  -------------   -------------   -------------
                                           306,182          371,149         609,105        731,265         955,665       1,083,926
                                      -------------   --------------   -------------  -------------   -------------   -------------

Costs and expenses:
      Cost of sales - propane              138,337          207,809         289,970        399,734         454,195         579,675
      Cost of sales - other                  8,461            8,004          19,988         20,787          35,614          38,532
      Operating and administrative
           expenses                         85,573           81,082         166,440        164,689         318,143         320,670
      Depreciation and amortization         15,669           15,514          31,251         31,014          62,241          61,720
      Miscellaneous income, net             (1,243)          (7,054)         (1,966)        (8,452)         (4,830)        (12,358)
                                      -------------   --------------   -------------  -------------   -------------   -------------
                                           246,797          305,355         505,683        607,772         865,363         988,239
                                      -------------   --------------   -------------  -------------   -------------   -------------

Operating income                            59,385           65,794         103,422        123,493          90,302          95,687
Interest expense                           (16,864)         (16,901)        (33,814)       (33,607)        (65,865)        (65,191)
                                      -------------   --------------   -------------  -------------   -------------   -------------
Income before income taxes                  42,521           48,893          69,608         89,886          24,437          30,496
Income tax (expense) benefit                   213              137            (127)          (471)            164            (111)
Minority interest                             (458)            (522)           (754)          (956)           (353)           (413)
                                      -------------   --------------   -------------  -------------   -------------   -------------
Net income                               $  42,276      $    48,508       $  68,727      $  88,459      $   24,248     $    29,972
                                      =============   ==============   =============  =============   =============   =============



General partner's interest in
      net income                         $     423      $       485       $     687      $     885      $      242     $       300
                                      =============   ==============   =============  =============   =============   =============

Limited partners' interest in
      net income                         $  41,853      $    48,023       $  68,040      $  87,574      $   24,006     $    29,672
                                      =============   ==============   =============  =============   =============   =============

Income per limited partner unit          $    1.00      $      1.15       $    1.62      $    2.10      $     0.57     $      0.71
                                      =============   ==============   =============  =============   =============   =============


Average limited partner units
      outstanding (thousands)               41,888           41,780          41,884         41,755          41,863          41,743
                                      =============   ==============   =============  =============   =============   =============





The accompanying notes are an integral part of these financial statements.

                   AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                            (Thousands of dollars)

                                                                          Six Months Ended                  Twelve Months Ended
                                                                              March 31,                          March 31,
                                                                  ------------------------------      -----------------------------
                                                                       1998            1997               1998           1997
                                                                  -------------    -------------      -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $ 68,727      $    88,459         $   24,248      $   29,972
      Adjustments to reconcile net income to net
           cash provided  by operating activities:
                Depreciation and amortization                           31,251           31,014             62,241          61,720
                Other, net                                               2,079               58              5,960          (2,913)
                                                                  -------------    -------------      -------------    ------------
                                                                       102,057          119,531             92,449          88,779
                Net change in:
                     Accounts receivable                               (24,892)         (47,488)            24,107           1,279
                     Inventories and prepaid propane purchases          33,908           35,409             (4,611)         15,314
                     Accounts payable                                   (8,281)          (2,229)              (951)          1,397
                     Other current assets and liabilities               (6,820)          (6,012)            (4,067)         (1,642)
                                                                  -------------    -------------      -------------    ------------
           Net cash provided by operating activities                    95,972           99,211            106,927         105,127
                                                                  -------------    -------------      -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property, plant and equipment                   (15,401)         (11,728)           (28,143)        (19,141)
      Proceeds from disposals of assets                                  1,502            8,370              3,745          11,125
      Acquisition of businesses, net of cash acquired                   (5,622)          (2,748)           (14,501)        (22,115)
                                                                  -------------    -------------      -------------    ------------
           Net cash used by investing activities                       (19,521)          (6,106)           (38,899)        (30,131)
                                                                  -------------    -------------      -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions                                                    (46,517)         (46,368)           (93,010)        (92,736)
      Minority interest activity                                          (528)            (498)            (1,054)         (1,075)
      Decrease in bank loans                                           (28,000)         (15,000)            (7,000)              -
      Issuance of long-term debt                                        13,000            7,000             14,131          30,001
      Repayment of long-term debt                                       (2,456)          (1,420)            (4,043)         (2,681)
      Capital contribution from General Partner                           -                  26               -                 26
                                                                  -------------    -------------      -------------    ------------
           Net cash used by financing activities                       (64,501)         (56,260)           (90,976)        (66,465)
                                                                  -------------    -------------      -------------    ------------


Cash and cash equivalents increase (decrease)                         $ 11,950      $    36,845         $  (22,948)     $    8,531
                                                                  =============    =============      =============    ============

CASH AND CASH EQUIVALENTS:
      End of period                                                   $ 16,019      $    38,967         $   16,019      $   38,967
      Beginning of period                                                4,069            2,122             38,967          30,436
                                                                  -------------    -------------      -------------    ------------
           Increase (decrease)                                        $ 11,950      $    36,845         $  (22,948)     $    8,531
                                                                  =============    =============      =============    ============


The accompanying notes are an integral part of these financial statements.

                   AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (unaudited)
                        (Thousands, except unit data)



                                              Number of units                                                              Total
                                    ------------------------------                                       General          partners'
                                      Common         Subordinated        Common       Subordinated       partner          capital
                                    -------------    -------------   -------------    -------------   -------------   -------------
BALANCE SEPTEMBER 30, 1997            22,060,407       19,782,146       $ 208,253        $ 185,310         $ 3,974       $ 397,537

  Issuance of Common Units in
      connection with acquisition         45,586                            1,198                                            1,198

  Net income                                                               35,908           32,132             687          68,727

  Distributions                                                           (24,303)         (21,749)           (465)        (46,517)


                                    -------------    -------------   -------------    -------------   -------------   -------------
BALANCE MARCH 31, 1998                22,105,993       19,782,146       $ 221,056        $ 195,693         $ 4,196       $ 420,945
                                    =============    =============   =============    =============   =============   =============




















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

                            AMERIGAS PARTNERS, L.P.

                                  (unaudited)
                    (Thousands of dollars, except per unit)


2.       DISTRIBUTIONS OF AVAILABLE CASH

         Distributions of 55 cents per limited partner unit (the "Minimum Quarterly Distribution" or "MQD") for the quarters ended September 30, 1997 and December 31, 1997 were paid on November 18, 1997 and February 18, 1998, respectively, on all Common and Subordinated units. On April 27, 1998, the Partnership declared the MQD on all Common and Subordinated units for the quarter ended March 31, 1998, payable May 18, 1998 to holders of record on May 8, 1998.

3.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $48,037, $97,897 and $181,220 during the three, six and twelve months ended March 31, 1998, respectively, and $46,586, $93,887 and $172,018 during the three, six and twelve months ended March 31, 1997, respectively. In addition, UGI Corporation (UGI) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,595, $3,047 and $6,329 during the three, six and twelve months ended March 31, 1998, respectively, and $1,794, $3,275 and $6,630 during the three, six and twelve months ended March 31, 1997, respectively.

4.       UNUSUAL ITEMS

         In March 1997, the Partnership sold its 50% equity interest in Atlantic Energy, Inc. (Atlantic Energy), a refrigerated liquefied petroleum gas storage terminal in Chesapeake, Virginia. The resulting gain of $4,700 increased net income for the three, six and twelve months ended March 31, 1997 by $4,652 or $.11 per limited partner unit.

5.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane, a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $60,000. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior

                            AMERIGAS PARTNERS, L.P.

                                  (unaudited)
                    (Thousands of dollars, except per unit)


         owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                  (unaudited)



                                                                                March 31,       September 30,
                                                                                   1998             1997
                                                                               -----------      -------------
ASSETS
------

        Cash                                                                   $    1,000         $   1,000
                                                                               -----------        ----------
               Total assets                                                    $    1,000         $   1,000
                                                                               ===========        ==========

STOCKHOLDER'S EQUITY
--------------------

        Common stock, $.01 par value; 100 shares authorized,
               issued and outstanding                                          $        1         $       1
        Additional paid-in capital                                                    999               999
                                                                               -----------        ----------
               Total stockholder's equity                                      $    1,000         $   1,000
                                                                               ===========        ==========














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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                            AMERIGAS PARTNERS, L.P.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for the three months ended March 31, 1998 (1998 three-month period) with the three months ended March 31, 1997 (1997 three-month period); the six months ended March 31, 1998 (1998 six-month period) with the six months ended March 31, 1997 (1997 six-month period); and the twelve months ended March 31, 1998 (1998 twelve-month period) with the twelve months ended March 31, 1997 (1997 twelve-month period). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

-----------------------------------------------------------------------------------------------------------
                                                                                         Increase
 Three Months Ended March 31,                        1998              1997             (Decrease)
-----------------------------------------------------------------------------------------------------------
 (Millions of dollars)

 Gallons sold (millions):
       Retail                                       265.7             267.6         (1.9)             (.7)%
       Wholesale                                     60.8              73.5        (12.7)           (17.3)%
                                                 --------           -------       ------
                                                    326.5             341.1        (14.6)            (4.3)%
                                                 ========           =======       ======

 Revenues:
       Retail propane                            $  260.3           $ 308.5       $(48.2)           (15.6)%
       Wholesale propane                             27.3              44.1        (16.8)           (38.1)%
       Other                                         18.6              18.5           .1               .5%
                                                 --------           -------       ------
                                                 $  306.2           $ 371.1       $(64.9)           (17.5)%
                                                 ========           =======       ======

 Total margin                                    $  159.4           $ 155.3       $  4.1              2.6%
 EBITDA (a)                                      $   75.1           $  81.3       $ (6.2)            (7.6)%
 Operating income                                $   59.4           $  65.8       $ (6.4)            (9.7)%
-----------------------------------------------------------------------------------------------------------

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

Retail volumes of propane sold during the 1998 three-month period decreased slightly from volumes sold during the prior-year period. Based upon degree day information provided by the National Oceanic and Atmospheric Administration
(NOAA) for 335 airports in the continental U.S., weather during the 1998 three-month period was 14% warmer than normal and 8% warmer

                           AMERIGAS PARTNERS, L.P.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


than last year. Wholesale volumes of propane sold were lower in the 1998 three-month period due in part to the warmer weather.

Total revenues from retail propane sales decreased $48.2 million during the 1998 three-month period reflecting a $46.0 million decrease as a result of lower average retail propane selling prices and a $2.2 million decrease as a result of lower volumes sold. The lower average retail propane selling prices reflect lower 1998 three-month period propane product costs. Wholesale propane revenues decreased $16.8 million due to lower average wholesale propane selling prices and the previously mentioned lower wholesale volumes sold.

Total margin increased $4.1 million in the 1998 three-month period as declining propane product costs resulted in slightly higher retail unit margins. Although wholesale volumes were lower in the 1998 three-month period, such decrease did not have a material impact on the change in total margin because wholesale unit margins are typically very small.

The decrease in EBITDA and operating income during the 1998 three-month period reflects a $5.8 million decrease in miscellaneous income and slightly higher operating expenses partially offset by higher total margin. Miscellaneous income in the 1997 three-month period includes $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy which owns and operates a liquefied petroleum gas storage terminal in Virginia, higher finance charge income and higher income from sales of fixed assets. Operating expenses increased $4.5 million reflecting, among other things, higher employee compensation and benefit expenses and increased equipment refurbishment and maintenance expenses due in large part to acquisitions and new business development activities.

Interest expense was $16.9 million in both the 1998 three-month period and the 1997 three-month period. An increase in interest expense on higher amounts outstanding under the Partnership's Acquisition Facility was offset by a decrease in Revolving Credit Facility interest as a result of lower required borrowings to finance working capital. Working capital borrowings were higher in the prior-year period due to an increase in inventory and receivable balances attributable to higher propane product costs.

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1998 SIX-MONTH PERIOD COMPARED WITH 1997 SIX-MONTH PERIOD

--------------------------------------------------------------------------------------------------------
                                                                                        Increase
Six Months Ended March 31,                           1998             1997             (Decrease)
--------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
  Retail                                            514.3            519.3            (5.0)       (1.0)%
  Wholesale                                         143.5            142.1             1.4         1.0%
                                                 --------         --------        --------
                                                    657.8            661.4            (3.6)        (.5)%
                                                 ========         ========        ========

Revenues:
  Retail propane                                 $  500.6         $  594.4        $  (93.8)      (15.8)%
  Wholesale propane                                  64.6             90.1           (25.5)      (28.3)%
  Other                                              43.9             46.8            (2.9)       (6.2)%
                                                 --------         --------        --------
                                                 $  609.1         $  731.3        $ (122.2)      (16.7)%
                                                 ========         ========        ========

Total margin                                     $  299.1         $  310.7        $  (11.6)       (3.7)%
EBITDA (a)                                       $  134.7         $  154.5        $  (19.8)      (12.8)%
Operating income                                 $  103.4         $  123.5        $  (20.1)      (16.3)%
--------------------------------------------------------------------------------------------------------

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

Retail volumes of propane sold were slightly lower during the 1998 six-month period. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating-season months November 1997 through March 1998 was 9% warmer than normal and 5% warmer than the prior year. In particular, the period comprising January and February 1998 was the warmest in the last 104 years.

Total revenues from retail propane sales decreased $93.8 million during the 1998 six-month period reflecting an $88.1 million decrease as a result of lower average retail propane selling prices and a $5.7 million decrease as a result of the lower retail volumes sold. The decrease in wholesale propane revenues is due to lower 1998 six-month period selling prices. The lower average retail and wholesale selling prices resulted from significantly lower propane product costs. The decline in other revenues reflects in large part lower terminal and storage revenues and lower appliance sales revenues.

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Total margin declined $11.6 million in the 1998 six-month period reflecting the impact of significantly lower average retail unit margins early in the 1998 six-month period partially offset by slightly higher unit margins during the later half of the period. Unit margins in the first half of the prior-year period benefitted from fuel supply and pricing strategies that were especially effective during the unique market conditions (characterized by a rapid increase in propane spot-market prices) that existed at the time. During the second half of the 1998 six-month period, declining propane product costs resulted in slightly higher retail unit margins.

The decrease in operating income and EBITDA during the 1998 six-month period principally reflects the decrease in total propane margin, lower miscellaneous income and slightly higher operating expenses. Miscellaneous income in the prior-year six-month period includes $4.7 million from the sale of Atlantic Energy as well as higher customer finance charges and income from sales of fixed assets. Operating expenses increased $1.8 million reflecting higher employee compensation and benefit expenses and an increase in equipment refurbishment and maintenance expense due in large part to acquisitions and new business development activities partially offset by reduced workers' compensation expense reflecting the benefits of safety improvement programs initiated in 1996.

Interest expense was $33.8 million during the 1998 six-month period compared with $33.6 million in the prior-year period reflecting increased interest expense on the Partnership's Acquisition Facility from higher amounts outstanding.

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------
                                                                                         Increase
Twelve Months Ended March 31,                        1998              1997             (Decrease)
--------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
  Retail                                            802.4             815.1          (12.7)       (1.6)%
  Wholesale                                         220.0             236.6          (16.6)       (7.0)%
                                                ---------        ----------       --------
                                                  1,022.4           1,051.7          (29.3)       (2.8)%
                                                =========        ==========       ========

Revenues:
  Retail propane                                $   774.4        $    866.2       $  (91.8)      (10.6)%
  Wholesale propane                                 100.5             134.0          (33.5)      (25.0)%
  Other                                              80.8              83.7           (2.9)       (3.5)%
                                                ---------        ----------       --------
                                                $   955.7        $  1,083.9       $ (128.2)      (11.8)%
                                                =========        ==========       ========

Total margin                                    $   465.9        $    465.7       $     .2           -%
EBITDA (a)                                      $   152.5        $    157.4       $   (4.9)       (3.1)%
Operating income                                $    90.3        $     95.7       $   (5.4)       (5.6)%
--------------------------------------------------------------------------------------------------------

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

Retail and wholesale volumes of propane sold decreased in the 1998 twelve-month period principally reflecting the effects of warmer temperatures. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating season months of November 1997 through March 1998 averaged 9% warmer than normal and 5% warmer than the prior year.

Total revenues from retail propane sales declined $91.8 million reflecting a $78.3 million decrease as a result of lower average retail propane selling prices and a $13.5 million decrease as a result of the lower retail volumes sold. The decrease in wholesale propane revenues reflects a $24.1 million decrease as a result of lower average selling prices and a $9.4 million decrease as a result of the lower volumes. The higher selling prices in the prior-year period were a result of significantly higher propane spot-market prices particularly during the three months ended December 31, 1996.

Total margin in the 1998 twelve-month period was comparable with the prior-year period,

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



notwithstanding the lower retail and wholesale volumes sold, reflecting slightly higher average retail unit margins. Total margin from other sales and services during the 1998 twelve-month period were virtually unchanged from the prior-year period.

Although total margin during the 1998 twelve-month period was comparable with the prior-year period, EBITDA and operating income declined principally as a result of lower miscellaneous income. Miscellaneous income in the 1997 twelve-month period includes $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy. Miscellaneous income in the prior-year period also includes higher interest income and income from sales of fixed assets. Operating expenses were slightly lower during the 1998 twelve-month period principally as a result of lower required self-insurance reserves associated with general and automobile liability and workers' compensation costs.

Interest expense was $65.9 million in the twelve months ended March 31, 1998 compared with $65.2 million in the prior-year period. The increase reflects higher interest expense on the Partnership's Revolving Credit and Acquisition facilities principally due to higher amounts outstanding.

                       FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at March 31, 1998 totaled $701.7 million compared with $718.7 million at September 30, 1997. The decrease is principally a result of $28 million in net repayments under the Revolving Credit Facility partially offset by $13 million of borrowings under the Acquisition Facility. The Partnership's debt outstanding at March 31, 1997 totaled $697.1 million.
At March 31, 1998 and 1997 there were no amounts outstanding under the Revolving Credit Facility.

During the six months ended March 31, 1998, the Partnership declared and paid the MQD of 55 cents on all units for the quarters ended September 30, 1997 and December 31, 1997. The MQD for the quarter ended March 31, 1998 will be paid on May 18, 1998 to holders of record on May 8, 1998 of all Common and Subordinated units.

The ability of the Partnership to continue to pay the full MQD on all of its units will depend upon a number of factors including the level of Partnership earnings, the cash needs of the Partnership's operations (including cash needed for maintenance and growth capital), and the Partnership's ability to finance externally such cash needs. The Partnership's EBITDA during the 1998 six-month period was $19.8 million lower than during the 1997 six-month period. Given the level of EBITDA to date, it is unlikely the Partnership will be able to fund solely from cash generated from operations during fiscal 1998 payment of the full distribution on its Subordinated Units for the remainder of calendar year 1998. While the Partnership expects to have sufficient borrowing capacity to fund all of its cash needs (including amounts for growth capital and the full

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


distribution on the Subordinated Units) during this period, no assurance can be given that the General Partner will elect to utilize such borrowing capacity to fund the full distribution on the Subordinated Units. The Partnership expects to generate sufficient cash from operations during fiscal 1998 to continue to fund the full distribution on the Common Units.

CASH FLOWS

Cash and cash equivalents totaled $16.0 million at March 31, 1998 compared with $4.1 million at September 30, 1997 and $39.0 million at March 31, 1997. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1998 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $96.0 million during the six months ended March 31, 1998 compared with $99.2 million in the comparable prior-year period. Cash flow from operations before changes in working capital was $102.1 million in the six months ended March 31, 1998 compared with $119.5 million during the six months ended March 31, 1997 reflecting a decrease in the Partnership's operating results. Changes in operating working capital during the six months ended March 31, 1998 required $6.1 million of operating cash flow principally from a $24.9 million seasonal increase in accounts receivable and a $16.8 million decrease in accounts payable and customer deposits partially offset by a $33.9 million decrease in inventories and prepaid propane purchases. During the six months ended March 31, 1997, changes in operating working capital required $20.3 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $15.4 million (including maintenance capital expenditures of $4.4 million) during the six months ended March 31, 1998 compared with $11.7 million (including maintenance capital expenditures of $3.9 million) in the prior-year period. Proceeds from disposals of assets totaled $1.5 million during the six months ended March 31, 1998 compared with $8.4 million during the six months ended March 31, 1997 which included proceeds from the sale of Atlantic Energy. During the six months ended March 31, 1998, the Partnership acquired several propane businesses for $5.6 million in cash. In conjunction with one acquisition, the Partnership issued 45,586 Common Units to the General Partner having a fair value of $1.2 million. During the six months ended March 31, 1997, the Partnership made acquisition-related cash payments of $2.7 million.

FINANCING ACTIVITIES. During each of the six-month periods ended March 31, 1998 and 1997, AmeriGas Partners declared and paid the MQD on all units and the general partner interest for the quarters ended September 30, 1997 and December 31, 1997. In addition, during each of the six-month periods ended March 31, 1998 and 1997, the Operating Partnership distributed $.5 million to the General Partner in respect of the General Partner's 1.0101% interest in the Operating Partnership.

                            AMERIGAS PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the six months ended March 31, 1998 and 1997, the Partnership had net repayments under its working capital facilities of $28 million and $15 million, respectively. The Partnership borrowed $13 million under its Acquisition Facility during the six months ended March 31, 1998 relating to acquisitions made prior to fiscal 1998. The Partnership borrowed $7 million under the Acquisition Facility during the 1997 six-month period. During the six months ended March 31, 1998, the Partnership made long-term debt repayments of $2.5 million (including the repayment of $1.2 million of debt assumed in conjunction with an acquisition) compared with $1.4 million in the prior-year period.

YEAR 2000 MATTERS

The Partnership, in conjunction with outside consultants, has conducted a detailed assessment of its critical computer-based systems in order to evaluate its Year 2000 "Y2K" exposure. The Y2K issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs having date sensitive software may recognize date fields using "00" as the year 1900 rather than the year 2000, resulting in miscalculations and possible computer system failures. The Partnership has also identified and is contacting major vendors on which it depends for products or services in order to assess their Y2K compliance readiness and, if necessary, to develop appropriate contingency plans.

The Partnership has a number of information initiatives under way which include the installation of integrated financial system software that is Y2K compliant. In addition, the Partnership, in conjunction with consultants, has begun modifying its computer-based systems that are not currently Y2K compliant. The Partnership anticipates that its critical computer-based systems will be Y2K compliant by March 31, 1999.

The Partnership does not expect the costs to modify its computer-based systems, which will be expensed as incurred, will have a material effect on the Partnership's results of operations or cash flows. However, in the event that the Partnership or its major suppliers experience disruptions due to Y2K issues, the Partnership's operations could be adversely affected.

                            AMERIGAS PARTNERS, L.P.


                           PART II OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         Martha B. Lindsay was elected Vice President-Finance and Chief Financial Officer of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P., effective January 5, 1998. She was also elected Vice President-Finance and Chief Financial Officer of AmeriGas Finance Corp.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

                 27.1     Financial Data Schedule of AmeriGas Partners, L.P.

                 27.2     Financial Data Schedule of AmeriGas Finance Corp.

         (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended March 31, 1998.

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



                                         AmeriGas Partners, L.P.
                                  ---------------------------------------
                                              (Registrant)
                                  By:      AmeriGas Propane, Inc.,
                                           as General Partner



Date:  May 13, 1998               By:      Martha B. Lindsay
-------------------               ---------------------------------------
                                  Martha B. Lindsay
                                  Vice President - Finance
                                  and Chief Financial Officer



                                  By:      Richard R. Eynon
                                  ---------------------------------------
                                  Richard R. Eynon
                                  Controller and Chief Accounting Officer



                                         AmeriGas Finance Corp.
                                  ---------------------------------------
                                              (Registrant)



Date:  May 13, 1998               By:      Martha B. Lindsay
-------------------               ---------------------------------------
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