Form 10-Q
period 1998-06-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1998-08-14
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-13692
                       Commission file number 33-92734-01

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
           (Exact name of registrants as specified in their charters)

                    Delaware                             23-2787918
                    Delaware                             23-2800532
            (State or other jurisdiction of            (I.R.S.Employer
            incorporation or organization)            Identification No.)

                   460 North Gulph Road, King of Prussia, PA
                    (Address of principal executive offices)
                                      19406
                                   (Zip Code)
                                 (610) 337-7000
              (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --
      At July 31, 1998, the registrants had units and shares of common stock outstanding as follows:

            AmeriGas Partners, L.P. -     22,105,993 Common Units
                                          19,782,146 Subordinated Units
            AmeriGas Finance Corp. -      100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                           PAGES
                                                                           -----
 PART I  FINANCIAL INFORMATION

   Item 1. Financial Statements

         AmeriGas Partners, L.P.

           Condensed Consolidated Balance Sheets as of June 30, 1998,
            September 30, 1997 and June 30, 1997                             1

           Condensed Consolidated Statements of Operations for the three,
            nine and twelve months ended June 30, 1998 and 1997              2

           Condensed Consolidated Statements of Cash Flows for the nine
            and twelve months ended June 30, 1998 and 1997                   3

           Condensed Consolidated Statement of Partners' Capital for the
            nine months ended June 30, 1998                                  4

           Notes to Condensed Consolidated Financial Statements             5 - 8

         AmeriGas Finance Corp.

           Balance Sheets as of June 30, 1998 and September 30, 1997         9

           Note to Balance Sheets                                           10

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11 - 19


PART II  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                19

   Signatures                                                               20

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)




                                                                           June 30,      September 30,       June 30,
                                                                             1998             1997             1997
                                                                          ----------     ------------        --------
ASSETS
Current assets:
    Cash and cash equivalents                                             $    7,462       $    4,069       $   21,206
    Accounts receivable (less allowances for doubtful accounts
      of $8,774, $7,875, and $7,783, respectively)                            59,327           78,341           82,781
    Inventories                                                               55,305           64,933           61,121
    Prepaid expenses and other current assets                                 11,222           35,748            7,544
                                                                          ----------       ----------       ----------
      Total current assets                                                   133,316          183,091          172,652

Property, plant and equipment (less accumulated depreciation and
    amortization of $192,913, $167,385, and $159,408, respectively)          442,751          444,677          445,330
Intangible assets (less accumulated amortization of $135,335,
    $116,557, and $110,324, respectively)                                    634,991          677,116          676,989
Other assets                                                                  13,096           13,777           13,776
                                                                          ----------       ----------       ----------
      Total assets                                                        $1,224,154       $1,318,661       $1,308,747
                                                                          ==========       ==========       ==========




LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current maturities of long-term debt                                  $    6,160       $    6,420       $   11,787
    Bank loans                                                                11,000           28,000               --
    Accounts payable - trade                                                  30,453           50,055           33,133
    Accounts payable - related parties                                         3,939            4,533            5,539
    Other current liabilities                                                 70,523           91,861           64,583
                                                                          ----------       ----------       ----------
      Total current liabilities                                              122,075          180,869          115,042

Long-term debt                                                               693,896          684,308          684,966
Other noncurrent liabilities                                                  49,631           50,904           53,024

Commitments and contingencies

Minority interest                                                              4,638            5,043            5,604

Partners' capital                                                            353,914          397,537          450,111
                                                                          ----------       ----------       ----------
      Total liabilities and partners' capital                             $1,224,154       $1,318,661       $1,308,747
                                                                          ==========       ==========       ==========


The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



                                             Three Months Ended          Nine Months Ended          Twelve Months Ended
                                                  June 30,                    June 30,                     June 30,
                                        --------------------------   -------------------------    -------------------------
                                            1998           1997          1998          1997           1998          1997
                                        -----------    -----------   -----------   -----------    -----------   -----------
Revenues:
    Propane                             $   140,363    $   159,796   $   705,540   $   844,292    $   855,448   $ 1,001,787
    Other                                    17,843         17,870        61,771        64,639         80,757        84,253
                                        -----------    -----------   -----------   -----------    -----------   -----------
                                            158,206        177,666       767,311       908,931        936,205     1,086,040
                                        -----------    -----------   -----------   -----------    -----------   -----------

Costs and expenses:
    Cost of sales - propane                  63,014         82,346       352,984       482,080        434,863       573,754
    Cost of sales - other                     6,695          7,062        26,683        27,849         35,247        37,646
    Operating and administrative
         expenses                            74,829         73,967       241,269       238,656        319,005       320,843
    Depreciation and amortization            15,830         15,351        47,081        46,365         62,720        61,861
    Miscellaneous income, net                (1,510)        (1,653)       (3,476)      (10,105)        (4,687)      (11,273)
                                        -----------    -----------   -----------   -----------    -----------   -----------
                                            158,858        177,073       664,541       784,845        847,148       982,831
                                        -----------    -----------   -----------   -----------    -----------   -----------

Operating income (loss)                        (652)           593       102,770       124,086         89,057       103,209
Interest expense                            (16,234)       (15,995)      (50,048)      (49,602)       (66,104)      (65,443)
                                        -----------    -----------   -----------   -----------    -----------   -----------
Income (loss) before income taxes           (16,886)       (15,402)       52,722        74,484         22,953        37,766
Income tax (expense) benefit                    199            122            72          (349)           241          (316)
Minority interest                               142            128          (612)         (828)          (339)         (484)
                                        -----------    -----------   -----------   -----------    -----------   -----------
Net income (loss)                       $   (16,545)   $   (15,152)  $    52,182   $    73,307    $    22,855   $    36,966
                                        ===========    ===========   ===========   ===========    ===========   ===========



General partner's interest in
    net income (loss)                   $      (165)   $      (152)  $       522   $       733    $       229   $       370
                                        ===========    ===========   ===========   ===========    ===========   ===========

Limited partners' interest in
    net income (loss)                   $   (16,380)   $   (15,000)  $    51,660   $    72,574    $    22,626   $    36,596
                                        ===========    ===========   ===========   ===========    ===========   ===========

Income (loss) per
    limited partner unit                $     (0.39)   $     (0.36)  $      1.23   $      1.74    $      0.54   $      0.87
                                        ===========    ===========   ===========   ===========    ===========   ===========


Average limited partner units
    outstanding (thousands)                  41,888         41,842        41,885        41,784         41,875        41,771
                                        ===========    ===========   ===========   ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                               Nine Months Ended                 Twelve Months Ended
                                                                   June 30,                            June 30,
                                                           --------------------------        --------------------------
                                                              1998             1997             1998             1997
                                                           ---------        ---------        ---------        ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                             $  52,182        $  73,307        $  22,855        $  36,966
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                        47,081           46,365           62,720           61,861
         Other, net                                             (960)           1,127            1,852           (2,593)
                                                           ---------        ---------        ---------        ---------
                                                              98,303          120,799           87,427           96,234
         Net change in:
           Accounts receivable                                14,997           (1,039)          17,547           (9,818)
           Inventories and prepaid propane purchases          31,625           22,218            6,297            4,787
           Accounts payable                                  (20,669)         (10,815)          (4,753)           2,301
           Other current assets and liabilities              (16,813)         (20,161)              89            2,271
                                                           ---------        ---------        ---------        ---------
      Net cash provided by operating activities              107,443          111,002          106,607           95,775
                                                           ---------        ---------        ---------        ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment           (22,026)         (16,708)         (29,788)         (20,566)
    Proceeds from disposals of assets                          3,261            9,217            4,657           10,699
    Acquisitions of businesses, net of cash acquired          (6,871)          (4,543)         (13,955)         (23,299)
                                                           ---------        ---------        ---------        ---------
      Net cash used by investing activities                  (25,636)         (12,034)         (39,086)         (33,166)
                                                           ---------        ---------        ---------        ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Distributions                                            (69,788)         (69,614)         (93,035)         (92,797)
    Minority interest activity                                  (751)            (736)          (1,039)          (1,024)
    Increase (decrease) in bank loans                        (17,000)         (15,000)           4,000               --
    Issuance of long-term debt                                13,000            8,131           13,000           31,132
    Repayment of long-term debt                               (3,887)          (2,691)          (4,203)          (3,110)
    Capital contribution from General Partner                     12               26               12               26
                                                           ---------        ---------        ---------        ---------
      Net cash used by financing activities                  (78,414)         (79,884)         (81,265)         (65,773)
                                                           ---------        ---------        ---------        ---------


Cash and cash equivalents increase (decrease)              $   3,393        $  19,084        $ (13,744)       $  (3,164)
                                                           =========        =========        =========        =========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                          $   7,462        $  21,206        $   7,462        $  21,206
    Beginning of period                                        4,069            2,122           21,206           24,370
                                                           ---------        ---------        ---------        ---------
      Increase (decrease)                                  $   3,393        $  19,084        $ (13,744)       $  (3,164)
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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)




                                            Number of units                                                                Total
                                         ---------------------------                                       General        partners'
                                           Common       Subordinated       Common     Subordinated         partner         capital
                                         ----------     ------------      ---------   ------------         -------        ---------
BALANCE SEPTEMBER 30, 1997               22,060,407      19,782,146       $ 208,253     $ 185,310          $ 3,974        $ 397,537

   Net income                                                                27,263        24,397              522           52,182

   Distributions                                                            (36,461)      (32,629)            (698)         (69,788)

   Issuance of Common Units in
     connection with acquisition             45,586                           1,198                                           1,198

   Adjustments to net assets
     contributed                                                            (14,172)      (12,783)            (272)         (27,227)

   Cash contribution by
     General Partner                                                              6             5                1               12
                                         ----------      ----------       ---------     ---------          -------        ---------
BALANCE JUNE 30, 1998                    22,105,993      19,782,146       $ 186,087     $ 164,300          $ 3,527        $ 353,914
                                         ==========      ==========       =========     =========          =======        =========


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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


      at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.    DISTRIBUTIONS OF AVAILABLE CASH

      Distributions of 55 cents per limited partner unit (the "Minimum Quarterly Distribution" or "MQD") for the quarters ended September 30, 1997, December 31, 1997 and March 31, 1998 were paid on November 18, 1997, February 18, 1998 and May 18, 1998, respectively, on all Common and Subordinated units. On July 27, 1998, the Partnership declared the MQD on all Common and Subordinated units for the quarter ended June 30, 1998, payable August 18, 1998 to holders of record on August 10, 1998.

3.    RELATED PARTY TRANSACTIONS

      In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $45,954, $140,804 and $185,686 during the three, nine and twelve months ended June 30, 1998, respectively, and $41,716, $132,328 and $173,620 during the three, nine and twelve months ended June 30, 1997, respectively. In addition, UGI Corporation (UGI) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,229, $4,276 and $6,215 during the three, nine and twelve months ended June 30, 1998, respectively, and $1,343, $4,618 and $5,901 during the three, nine and twelve months ended June 30, 1997, respectively.

4.    UNUSUAL ITEMS

      In June 1998, management of the General Partner revised its estimate of the tax basis of certain assets contributed to the Partnership in conjunction with the Partnership's formation on April 19, 1995. The change in estimate resulted in an adjustment to the net assets contributed to the Partnership as follows: (1) a $17,945 decrease in goodwill; (2) a $9,561 decrease in excess reorganization value; (3) a $27,227 decrease in partners' capital; and (4) a $279 decrease in minority interest.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


5.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to the lease guarantee obligations of Petrolane, a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $57,000. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


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

                            AMERIGAS FINANCE CORP.
            (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                BALANCE SHEETS
                                  (unaudited)




                                                               June 30,   September 30,
                                                                 1998         1997
                                                                ------       ------
ASSETS

     Cash                                                       $1,000       $1,000
                                                                ------       ------
        Total assets                                            $1,000       $1,000
                                                                ======       ======

STOCKHOLDER'S  EQUITY

     Common stock, $.01 par value; 100 shares authorized,
        issued and outstanding                                  $    1       $    1
     Additional paid-in capital                                    999          999
                                                                ------       ------
        Total stockholder's equity                              $1,000       $1,000
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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for the three months ended June 30, 1998 (1998 three-month period) with the three months ended June 30, 1997 (1997 three-month period); the nine months ended June 30, 1998 (1998 nine-month period) with the nine months ended June 30, 1997 (1997 nine-month period); and the twelve months ended June 30, 1998 (1998 twelve-month period) with the twelve months ended June 30, 1997 (1997 twelve-month period). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

---------------------------------------------------------------------------------
                                                                  Increase
Three Months Ended June 30,      1998          1997              (Decrease)
---------------------------      ----          ----        ----------------------
(Millions of dollars)
Gallons sold (millions):
    Retail                        135.9         145.4         (9.5)        (6.5)%
    Wholesale                      29.2          34.5         (5.3)       (15.4)%
                               --------      --------      -------
                                  165.1         179.9        (14.8)        (8.2)%
                               ========      ========      =======

Revenues:
    Retail propane             $  128.2      $  143.3      $ (15.1)       (10.5)%
    Wholesale propane              12.1          16.5         (4.4)       (26.7)%
    Other                          17.9          17.9           --           --
                               --------      --------      -------
                               $  158.2      $  177.7      $ (19.5)       (11.0)%
                               ========      ========      =======

Total margin                   $   88.5      $   88.3      $    .2           .2%
EBITDA (a)                     $   15.2      $   15.9      $   (.7)        (4.4)%
Operating income (loss)        $    (.7)     $     .6      $  (1.3)         N.M.
---------------------------------------------------------------------------------

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

N.M.  - Not meaningful.

Retail volumes of propane sold during the 1998 three-month period decreased due in large part to warmer weather in April and May 1998. Based upon degree day information provided by the

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S., weather during the 1998 three-month period was approximately 8% warmer than normal and 21% warmer than the same period of 1997. Wholesale volumes of propane sold were lower in the 1998 three-month period also due to the warmer weather and lower purchases by independent retailers.

Total revenues from retail propane sales decreased $15.1 million during the 1998 three-month period reflecting (1) a $9.4 million decrease as a result of the lower volumes sold and (2) a $5.7 million decrease as a result of lower average retail propane selling prices. The lower average retail propane selling prices reflect lower 1998 three-month period propane product costs. Wholesale propane revenues decreased $4.4 million due to the previously mentioned lower wholesale volumes sold as well as lower average wholesale propane selling prices.

Notwithstanding the lower propane volumes sold, total margin increased $.2 million in the 1998 three-month period. Retail unit margins were higher in 1998 as the Partnership benefitted from lower industry-wide propane product costs. The decrease in wholesale volumes did not have a material impact on the change in total margin because wholesale unit margins are typically very small.

The decrease in EBITDA during the 1998 three-month period principally resulted from higher operating expenses. Operating expenses in the 1998 three-month period include net benefits of $2.2 million comprising (1) $2.0 million from lower required accruals for property taxes, (2) $1.7 million from lower required accruals for environmental matters and (3) a $1.5 million increase in accrued disability benefits. Excluding these items, operating and administrative expenses increased $3.1 million principally reflecting higher expenses associated with Partnership acquisitions and new business development activities.

Interest expense was $16.2 million during the 1998 three-month period compared with $16.0 million during the 1997 three-month period. The increase in interest expense reflects higher average borrowings under the Partnership's Revolving Credit and Acquisition facilities.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


1998 NINE-MONTH PERIOD COMPARED WITH 1997 NINE-MONTH PERIOD


----------------------------------------------------------------------------
Nine Months Ended June 30,          1998          1997            Decrease
--------------------------          ----         -----       ---------------
(Millions of dollars)
Gallons sold (millions):
   Retail                            650.2       664.7       (14.5)   (2.2)%
   Wholesale                         172.7       176.6        (3.9)   (2.2)%
                                    ------      ------       -----
                                     822.9       841.3       (18.4)   (2.2)%
                                     =====       =====        ====

Revenues:
   Retail propane                  $ 628.8      $737.7     $(108.9)  (14.8)%
   Wholesale propane                  76.8       106.6       (29.8)  (28.0)%
   Other                              61.7        64.6        (2.9)   (4.5)%
                                   -------      ------     -------
                                   $ 767.3      $908.9     $(141.6)  (15.6)%
                                   =======      ======     =======

Total margin                       $ 387.6      $399.0     $ (11.4)   (2.9)%
EBITDA (a)                         $ 149.9      $170.5     $ (20.6)  (12.1)%
Operating income                   $ 102.8      $124.1     $ (21.3)  (17.2)%
----------------------------------------------------------------------------


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

Retail volumes of propane sold were slightly lower during the 1998 nine-month period. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating-season months November 1997 through March 1998 was 9% warmer than normal and 5% warmer than the prior year. In particular, the period comprising January and February 1998 was the warmest in more than 100 years.

Total revenues from retail propane sales decreased $108.9 million during the 1998 nine-month period reflecting (1) a $92.8 million decrease as a result of lower average retail propane selling prices and (2) a $16.1 million decrease as a result of the lower retail volumes sold. The decrease in wholesale propane revenues is due principally to lower 1998 nine-month period selling prices. The lower average retail and wholesale selling prices resulted from significantly lower propane product costs. The decline in other revenues reflects in large part lower terminal and storage revenues and lower appliance sales revenues.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Total margin declined $11.4 million in the 1998 nine-month period principally reflecting the impact of lower retail volumes sold. Although average retail propane unit margins for the 1998 nine-month period were comparable with the prior-year period, the Partnership recorded significantly lower retail unit margins early in the 1998 nine-month period (compared to the same period of the prior year) and higher retail unit margins later in the period. Retail unit margins early in the prior-year period were higher due to fuel supply and pricing strategies that were especially effective during the unique market conditions (characterized by a rapid increase in propane spot-market prices) that existed at the time. Retail unit margins in the later part of the 1998 nine-month period benefitted from significantly lower propane product costs.

The decrease in operating income and EBITDA during the 1998 nine-month period principally reflects (1) the decrease in total margin, (2) lower miscellaneous income and (3) slightly higher operating expenses. Miscellaneous income in the prior-year nine-month period includes (1) $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. (Atlantic Energy),
(2) higher customer finance charges and (3) higher interest income on short-term investments. Operating expenses in the 1998 nine-month period include net benefits of $2.2 million comprising (1) $2.0 million from lower required accruals for property taxes, (2) $1.7 million from lower required accruals for environmental matters and (3) a $1.5 million increase in accrued disability benefits. Excluding these items, operating and administrative expenses of the Partnership increased $4.8 million principally reflecting higher expenses associated with acquisitions and new business development activities.

Interest expense was $50.0 million during the 1998 nine-month period compared with $49.6 million in the prior-year period reflecting increased interest expense on the Partnership's Acquisition Facility from higher amounts outstanding.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD



-----------------------------------------------------------------------------
Twelve Months Ended June 30,        1998         1997           Decrease
----------------------------       -------     --------     -----------------
(Millions of dollars)
Gallons sold (millions):
   Retail                            792.9       814.0       (21.1)   (2.6)%
   Wholesale                         214.7       225.4       (10.7)   (4.7)%
                                   -------     -------        ----
                                   1,007.6     1,039.4       (31.8)   (3.1)%
                                   =======     =======        ====

Revenues:
   Retail propane                  $ 759.3    $  871.6     $(112.3)  (12.9)%
   Wholesale propane                  96.2       130.2       (34.0)  (26.1)%
   Other                              80.7        84.2        (3.5)   (4.2)%
                                   -------    --------     -------
                                   $ 936.2    $1,086.0     $(149.8)  (13.8)%
                                   =======    ========     =======

Total margin                       $ 466.1    $  474.6     $  (8.5)   (1.8)%
EBITDA (a)                         $ 151.8    $  165.1     $ (13.3)   (8.1)%
Operating income                   $  89.1    $  103.2     $ (14.1)  (13.7)%
-----------------------------------------------------------------------------


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

Retail and wholesale volumes of propane sold decreased in the 1998 twelve-month period principally reflecting the effects of warmer heating season temperatures. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating season months of November 1997 through March 1998 averaged 9% warmer than normal and 5% warmer than the prior year. In particular, the period comprising January and February 1998 was the warmest in more than 100 years.

Total revenues from retail propane sales declined $112.3 million reflecting (1) an $89.7 million decrease as a result of lower average retail propane selling prices and (2) a $22.6 million decrease as a result of the lower retail volumes sold. The decrease in wholesale propane revenues reflects (1) a $27.8 million decrease as a result of lower average selling prices and (2) a $6.2 million decrease as a result of the lower volumes. The higher selling prices in the prior-year period were a result of significantly higher propane spot-market prices.

Total margin in the 1998 twelve-month period was lower than the prior-year period reflecting the

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


impact of the lower propane volumes sold. Total margin from other sales and services during the 1998 twelve-month period was slightly lower than in the prior-year period.

EBITDA and operating income declined during the 1998 twelve-month period as a result of (1) the previously mentioned lower total margin and (2) lower miscellaneous income. Miscellaneous income in the 1997 twelve-month period includes $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy. Miscellaneous income in the prior-year period also includes higher interest income and income from sales of fixed assets. Operating expenses were slightly lower during the 1998 twelve-month period principally as a result of (1) lower required self-insurance reserves and costs associated with general and automobile liability and workers' compensation and (2) lower required accruals for environmental and property tax matters. These decreases were partially offset by higher expenses associated with Partnership acquisitions and new business development activities.

Interest expense was $66.1 million in the twelve months ended June 30, 1998 compared with $65.4 million in the prior-year period. The increase reflects higher interest expense on the Partnership's Revolving Credit and Acquisition facilities principally due to larger amounts outstanding.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at June 30, 1998 totaled $711.1 million compared with $718.7 million at September 30, 1997. The decrease reflects a $17 million decrease in borrowings under the Revolving Credit Facility and a $3.7 million decrease in other long-term debt partially offset by the issuance of $13 million under the Acquisition Facility. The Partnership's debt outstanding at June 30, 1997 totaled $696.8 million. At June 30, 1998 there was $11 million outstanding under the Revolving Credit Facility. At June 30, 1997 there were no amounts outstanding under the Revolving Credit Facility.

In June 1998, management of the General Partner revised its estimate of the tax basis of certain assets contributed to the Partnership in conjunction with the Partnership's formation on April 19, 1995. The change in estimate resulted in an adjustment to the net assets contributed to the Partnership as follows: (1) a $17,945 decrease in goodwill; (2) a $9,561 decrease in excess reorganization value; (3) a $27,227 reduction in partner's capital; and (4) a $279 decrease in minority interest.

During the nine months ended June 30, 1998, the Partnership declared and paid the MQD of 55 cents on all units for the quarters ended September 30, 1997, December 31, 1997 and March 31, 1998. The MQD for the quarter ended June 30, 1998 will be paid on August 18, 1998 to holders of record on August 10, 1998 of all Common and Subordinated units.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The ability of the Partnership to continue to pay the full MQD on all of its units will depend upon a number of factors including the level of Partnership earnings, the cash needs of the Partnership's operations (including cash needed for maintenance and growth capital), and the Partnership's ability to finance externally such cash needs. The Partnership's EBITDA during the 1998 nine-month period was $20.6 million lower than during the 1997 nine-month period. Given the level of EBITDA to date, it is unlikely the Partnership will be able to fund solely from cash generated from operations during fiscal 1998 payment of the full distribution on its Subordinated Units for the remainder of calendar year 1998. While the Partnership expects to have sufficient borrowing capacity to fund all of its cash needs (including amounts for growth capital and the full distribution on the Subordinated Units) during this period, no assurance can be given that the General Partner will elect to utilize such borrowing capacity to fund the full distribution on the Subordinated Units. The Partnership expects to generate sufficient cash from operations during fiscal 1998 to continue to fund the full distribution on the Common Units.

CASH FLOWS

Cash and cash equivalents totaled $7.5 million at June 30, 1998 compared with $4.1 million at September 30, 1997 and $21.2 million at June 30, 1997. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1998 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $107.4 million during the nine months ended June 30, 1998 compared with $111.0 million in the comparable prior-year period. Cash flow from operations before changes in working capital was $98.3 million in the nine months ended June 30, 1998 compared with $120.8 million during the nine months ended June 30, 1997 reflecting the decrease in the Partnership's operating results. Changes in operating working capital during the nine months ended June 30, 1998 provided $9.1 million of operating cash flow principally from a $15.0 million decrease in accounts receivable and a $31.6 million seasonal decrease in inventories and prepaid propane purchases partially offset by a $20.7 million decrease in accounts payable and a $16.8 million decrease in other net current liabilities. During the nine months ended June 30, 1997, changes in operating working capital required $9.8 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $22.0 million (including maintenance capital expenditures of $7.0 million) during the nine months ended June 30, 1998 compared with $16.7 million (including maintenance capital expenditures of $5.3 million) in the prior-year period. Proceeds from disposals of assets totaled $3.3 million during the nine months ended June 30, 1998 compared with $9.2 million during the nine months ended June 30, 1997. Proceeds in the prior-year period included those from the sale of Atlantic Energy. During the nine months ended June 30, 1998, the Partnership acquired several propane businesses for an aggregate $6.9 million in

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


cash. In conjunction with one acquisition, the Partnership issued 45,586 Common Units to the General Partner having a fair value of $1.2 million. During the nine months ended June 30, 1997, the Partnership made acquisition-related cash payments of $4.5 million.

FINANCING ACTIVITIES. During the nine-month periods ended June 30, 1998 and 1997, AmeriGas Partners declared and paid the MQD on all Common and Subordinated units and the general partner interest. In addition, during each of the nine-month periods ended June 30, 1998 and 1997, the Operating Partnership distributed $.8 million and $.7 million, respectively, for the General Partner's 1.01% interest in the Operating Partnership. During the nine months ended June 30, 1998 and 1997, the Partnership had net repayments under its working capital facilities of $17 million and $15 million, respectively. The Partnership borrowed $13 million under its Acquisition Facility during the nine months ended June 30, 1998. During the prior-year nine-month period, the Partnership borrowed $7 million under the Acquisition Facility. During the nine months ended June 30, 1998, the Partnership made long-term debt repayments of $3.9 million (including the repayment of $1.2 million of debt assumed in conjunction with an acquisition) compared with $2.7 million in the prior-year period.

YEAR 2000 MATTERS

The Partnership, in conjunction with outside consultants, has conducted a detailed assessment of its critical computer-based systems in order to evaluate its Year 2000 ("Y2K") exposure. The Y2K issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs having date sensitive software may recognize date fields using "00" as the year 1900 rather than the year 2000, resulting in miscalculations and possible computer-based system failures. The Partnership has also identified and is contacting major vendors on which it depends for products or services in order to assess their Y2K compliance readiness and, if necessary, to develop appropriate contingency plans.

The Partnership has a number of information system improvement initiatives under way which include the installation of integrated financial system software that is Y2K compliant. In addition, the Partnership, in conjunction with consultants, has begun modifying its computer-based systems that are not currently Y2K compliant. The Partnership anticipates that its critical computer-based systems will be Y2K compliant by March 31, 1999.

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

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Boards (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. The Partnership expects to adopt the provisions of SFAS 133 in fiscal 2000.

The Partnership utilizes derivative commodity instruments, including futures contracts, price swap agreements and option contracts, to manage market risk associated with a portion of its anticipated propane supply requirements. The Partnership's price risk management policy does not permit speculative trading of derivative instruments. To the extent such derivative instruments qualify and are designated as hedges of forecasted transactions, changes in the fair value will generally be reported as a component of other comprehensive income and reclassified into earnings when the forecasted transaction affects earnings. To the extent such derivative qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings together with the offsetting gain or loss on the hedged item.

The impact of the adoption of SFAS 133 on the Partnership's financial condition and results of operations will depend upon a number of factors including the extent to which the Partnership uses derivative instruments and the designation and effectiveness of such derivatives as hedging market risk.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            10 Amendment No. 1 to AmeriGas Propane, Inc. Executive Employee Severance Pay Plan

            27.1  Financial Data Schedule of AmeriGas Partners, L.P.

            27.2  Financial Data Schedule of AmeriGas Finance Corp.


      (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended June 30, 1998.

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



                                         AmeriGas Partners, L.P.
                                    --------------------------------------
                                             (Registrant)
                                    By:   AmeriGas Propane, Inc.,
                                          as General Partner



Date:  August 12, 1998              By:   Martha B. Lindsay
       ---------------                   ---------------------------------
                                    Martha B. Lindsay
                                    Vice President - Finance
                                    and Chief Financial Officer



                                    By:   Richard R.Eynon
                                         ---------------------------------
                                    Richard R. Eynon
                                    Controller and Chief Accounting Officer



                                         AmeriGas Finance Corp.
                                   ---------------------------------------
                                             (Registrant)



Date:  August 12, 1998              By:   Martha B. Lindsay
       ---------------                   ---------------------------------
                                    Martha B. Lindsay
                                    Vice President - Finance
                                    and Chief Financial Officer



                                    By:   Richard R. Eynon
                                    --------------------------------------
                                    Richard R. Eynon
                                    Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX






10    Amendment No. 1 to AmeriGas Propane, Inc. Executive Employee Severance
      Pay Plan

27.1  Financial Data Schedule of AmeriGas Partners, L.P.

27.2  Financial Data Schedule of AmeriGas Finance Corp.