Form 10-K405
period 1998-09-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1998-12-23
CIK 932628, 945792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on December 1, 1998 was approximately $413,616,768. At December 1, 1998 there were outstanding 22,105,993 Common Units and 19,782,146 Subordinated Units, each representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 1998 are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

PART I                         BUSINESS                                                            PAGE

        Items 1 and 2          Business and Properties................................................. 1

        Item 3                 Legal Proceedings.......................................................11

        Item 4                 Submission of Matters to a Vote of
                               Security Holders........................................................12

PART II                        SECURITIES AND FINANCIAL INFORMATION

        Item 5                 Market for Registrant's Common Equity
                               and Related Security Holder Matters.....................................12

        Item 6                 Selected Financial Data.................................................14

        Item 7                 Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.....................................17

        Item 7A                Quantitative and Qualitative Disclosures About
                               Market Risk.............................................................28

        Item 8                 Financial Statements and Supplementary
                               Data....................................................................28

        Item 9                 Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure..................................28

PART III                       MANAGEMENT AND SECURITY HOLDERS

        Item 10                Directors and Executive Officers of the
                               General Partner.........................................................28

        Item 11                Executive Compensation..................................................33

        Item 12                Security Ownership of Certain Beneficial
                               Owners and Management...................................................41

        Item 13                Certain Relationships and Related
                               Transactions............................................................45

PART IV                        ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14                Exhibits, Financial Statement Schedules
                               and Reports on Form 8-K.................................................46

                               Signatures..............................................................51

                               Index to Financial Statements
                               and Financial Statement Schedules......................................F-2

                                      (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

         AmeriGas Partners, L.P. ("AmeriGas Partners") is a publicly traded Delaware limited partnership formed on November 2, 1994. We are the largest retail propane distributor in the United States based on fiscal year 1998 retail sales volume of 785 million gallons. We serve approximately 956,000 residential, commercial, industrial, agricultural and motor fuel customers from approximately 600 district locations in 46 states. Our operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States.

         We conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership. On April 19, 1995, the Operating Partnership acquired the propane distribution businesses and assets of AmeriGas Propane, Inc., AmeriGas Propane-2, Inc. (collectively, "AGP") and Petrolane Incorporated ("Petrolane") (collectively, the "Predecessors"). These acquisitions took place concurrently with the initial public offering of our common units. The common units, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms "Partnership" and AmeriGas Partners, as well as the terms "our," "we," and "its," are used sometimes as abbreviated references to AmeriGas Partners, L.P., itself or AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

         AmeriGas Propane, Inc. is our general partner (the "General Partner"). The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York and Philadelphia Stock Exchanges. Through various subsidiaries, UGI has been in the propane distribution business for nearly 40 years. The General Partner and its subsidiary Petrolane own an aggregate 56.6% limited partner interest in the Partnership. In addition, the General Partner owns an aggregate 2% general partner interest. The General Partner is responsible for managing our operations.

         Our subsidiary, AmeriGas Finance Corp. ("AmeriGas Finance"), a Delaware corporation, was formed on March 13, 1995. It serves as co-obligor for certain of our senior notes. AmeriGas Finance has nominal assets and does not conduct any operations. This report contains no discussion of the results of operations, liquidity or capital resources of AmeriGas Finance. Its executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and its telephone number is (610) 337-7000.

BUSINESS STRATEGY

         Our strategy is to expand operations and increase market share through the acquisition of local and regional propane distributors and through internal growth. Our principal focus will be on acquisitions, because the demand for propane is expected to remain relatively constant for the foreseeable future, with year-to-year industry volumes being affected primarily by weather patterns. Internal growth will include the opening of new district locations known as "scratch-starts" and expansion of our PPX Prefilled Propane Xchange(TM) program. Scratch starts are less costly than acquisitions of existing businesses; however, they typically do not reach target sales and profitability levels for a number of years. We believe opportunities also exist to grow our business internally through marketing programs designed to increase consumption among existing users and through expansion of our customer base as a result of commercial growth, new construction and propane conversions from electricity or fuel oil.

         In fiscal year 1998, we acquired a total of ten propane operations with aggregate annual retail sales of approximately 8.9 million gallons. We also opened ten scratch-starts and added more than 4,000 PPX(TM) locations. The increase in the number of publicly traded master limited partnerships engaged in the propane distribution business has intensified acquisition and expansion activity in the industry. Although we believe there are numerous potential acquisition candidates in the industry, there can be no assurance that we will find attractive candidates in the future, or that we will be able to acquire such candidates on economically acceptable terms.


HISTORY OF THE PARTNERSHIP'S OPERATIONS

         AmeriGas, Inc. ("AmeriGas"), a wholly owned subsidiary of UGI, began propane distribution operations in 1959. In the ten fiscal years preceding the Partnership's formation, AGP, a subsidiary of AmeriGas, experienced significant growth through the acquisition of over 30 propane companies, including Cal Gas Corporation ("Cal Gas"), which was a major national propane distributor. In July, 1993, AmeriGas purchased a significant equity interest in Petrolane. At the time they were acquired, Cal Gas and Petrolane had annual revenues from propane sales that were approximately three times and one and one-half times, respectively, those of AGP.


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

         The primary customers for propane are residential, commercial, agricultural, engine fuel and industrial users to whom natural gas is not readily available. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, we are unable to predict the extent to which the price of electricity may drop. Therefore, we cannot predict the ultimate impact that electric utility deregulation may have on propane's existing competitive price advantage over electricity.


PRODUCTS, SERVICES AND MARKETING

         As of September 30, 1998, the Partnership distributed propane to approximately 956,000 customers from approximately 600 district locations in 46 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 79% of the Partnership's 1998 fiscal year sales (based on gallons sold) were to retail accounts (32% to residential customers, 29% to industrial/commercial customers, 11% to motor fuel customers and 7% to agricultural customers), and approximately 21% were to wholesale customers. Sales to residential customers in fiscal 1998 represented approximately 40% of retail gallons sold and 51% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

         In the residential market, which includes both conventional and mobile homes, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. Agricultural uses include tobacco curing and crop drying.

         Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons.

         The Partnership also delivers propane to retail customers in portable cylinders with capacities of 5 to 30 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. During fiscal year 1998, the Partnership expanded its prefilled cylinder exchange program, called PPX Prefilled Propane Xchange(TM). The PPX(TM) program enables customers to exchange their empty 20-pound propane cylinders at various retail locations. PPX(TM) is available at over 5,000 retail locations throughout the country. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.


PROPANE SUPPLY AND STORAGE

         Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 1998, the Partnership purchased over 70% of its propane from 10 suppliers, including the Shell Oil companies (approximately 18%), Dynergy (approximately 17%), and the Amoco companies (approximately 15%). Management believes that if supplies from these sources were interrupted, the Partnership would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Shell, Dynergy and Amoco, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 1998. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Approximately 70% of propane purchases by the Partnership in the 1998 fiscal year were on a contractual basis under one-year agreements subject to annual renewal. More than half of the supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Michigan, Mississippi, Rhode Island, Utah and several other locations.

         Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. In fiscal year 1997, when the Mont Belvieu price per gallon of propane more than doubled between April 1, 1996 ($.34625) and December 16, 1996 ($.75), the Partnership was able to maintain its profitability through the use of risk management techniques designed to control product costs, and by passing product cost increases through to end users.

         The Partnership expects to be able to secure adequate product supply for its customers during fiscal year 1999. Periods of severe cold weather, supply interruptions, or other unforeseen events, however, could result in rapid increases in product cost. The General Partner has adopted supply acquisition and product price risk management practices to reduce the effect of price volatility on product costs. Current strategies include the use of summer storage, prepaid contracts for future product delivery, and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Results of Operations-Market Risk Disclosures."

         The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES

                                   Mont Belvieu    Conway
1993 October Avg.        Oct-93      29.566       33.821
1993 November Avg.       Nov-93      27.763       32.138
1993 December Avg.       Dec-93      24.726       25.994
1994 January Avg.        Jan-94      26.613       25.708
1994 February Avg.       Feb-94      29.349       27.724
1994 March Avg.          Mar-94      28.467       26.875
1994 April Avg.          Apr-94      28.819       28.788
1994 May Avg.            May-94      29.619       28.732
1994 June Avg.           Jun-94      28.790       27.943
1994 July Avg.           Jul-94      29.244       27.981
1994 August Avg.         Aug-94      30.060       29.462
1994 September Avg.      Sep-94      30.113       29.833
1994 October Avg.        Oct-94      32.595       29.530
1994 November Avg.       Nov-94      34.606       30.694
1994 December Avg.       Dec-94      33.435       30.161
1995 January Avg.        Jan-95      32.834       29.551
1995 February Avg.       Feb-95      31.869       28.925
1995 March Avg.          Mar-95      32.837       30.011
1995 April Avg.          Apr-95      32.313       30.041
1995 May Avg.            May-95      32.753       31.229
1995 June Avg.           Jun-95      31.842       31.496
1995 July Avg.           Jul-95      30.811       31.383
1995 August Avg.         Aug-95      31.343       33.172
1995 September Avg.      Sep-95      31.361       32.477
1995 October Avg.        Oct-95      30.946       32.778
1995 November Avg.       Nov-95      30.953       32.741
1995 December Avg.       Dec-95      35.322       38.172
1996 January Avg.        Jan-96      36.000       36.242
1996 February Avg.       Feb-96      40.856       37.769
1996 March Avg.          Mar-96      37.229       36.012
1996 April Avg.          Apr-96      35.574       34.107
1996 May Avg.            May-96      34.923       34.477
1996 June Avg.           Jun-96      34.925       36.353
1996 July Avg.           Jul-96      35.634       37.268
1996 August Avg.         Aug-96      38.440       37.977
1996 September Avg.      Sep-96      47.016       44.784
1996 October Avg.        Oct-96      51.573       51.527
1996 November Avg.       Nov-96      58.049       63.411
1996 December Avg.       Dec-96      61.045       84.292
1997 January Avg.        Jan-97      47.455       63.392
1997 February Avg.       Feb-97      38.711       39.020
1997 March Avg.          Mar-97      38.500       37.256
1997 April Avg.          Apr-97      34.875       35.261
1997 May Avg.            May-97      35.310       36.476
1997 June Avg.           Jun-97      34.429       35.863
1997 July Avg.           Jul-97      34.906       34.628
1997 August Avg.         Aug-97      37.027       36.527
1997 September Avg.      Sep-97      38.679       37.952
1997 October Avg.        Oct-97      39.826       37.321
1997 November Avg.       Nov-97      35.948       35.004
1997 December Avg.       Dec-97      33.571       31.364
1998 January Avg.        Jan-98      30.066       28.206
1998 February Avg.       Feb-98      29.786       28.324
1998 March Avg.          Mar-98      27.389       27.838
1998 April Avg.          Apr-98      29.057       29.470
1998 May Avg.            May-98      27.419       27.823
1998 June Avg.           Jun-98      24.421       24.841
1998 July Avg.           Jul-98      24.540       24.548
1998 August Avg.         Aug-98      24.116       23.866
1998 September Avg.      Sep-98      24.830       24.042

COMPETITION

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, we are unable to predict the ultimate impact that electric utility deregulation may have on propane's current competitive price advantage. Since the 1970s, many new homes have been built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. Based on the most recent annual survey by the American Petroleum Institute, the 1996 domestic retail market for propane (annual sales for other than chemical uses) was approximately 10.4 billion gallons and, based on LP-GAS magazine rankings, 1997 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic sales. The Partnership's retail volume of 785 million gallons in fiscal 1998 represented approximately 8% of the 1996 domestic retail market. The ability to compete effectively depends on supplying customer service, maintaining competitive retail prices and controlling operating expenses.

         Competition can intensify in response to a variety of factors, including significantly warmer-than-normal weather, higher prices resulting from extraordinary increases in the cost of propane, and recessionary economic factors. The Partnership may experience greater than normal customer losses in certain years when competitive conditions reflect any of these factors.

         In the motor fuel market, propane competes with gasoline and diesel fuel. When gasoline prices are high relative to propane, propane competes effectively. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end users are price sensitive and frequently involve a competitive bidding process.


PROPERTIES

         As of September 30, 1998, the Partnership owned approximately 76% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Rhode Island, the Partnership leases storage with a 400,000 barrel capacity.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 1998, the Partnership owned a fleet of approximately 150 transport trucks; it leased approximately 350 transport trailers and 500 railroad tank cars. In addition, the Partnership fleet included over 2,400 bobtail and rack trucks, and over 1,900 other delivery and service vehicles. Approximately 46% of these vehicles were owned. The Partnership owned more than 800,000 stationary storage tanks with typical capacities of 100 to 1,000 gallons and over 1,000,000 portable propane cylinders with typical capacities of 5 to 100 gallons. The Partnership also owns more than 2,100 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.


TRADE NAMES, TRADE AND SERVICE MARKS

         The Partnership markets propane principally under the "AmeriGas," "America's Propane Company" and "PPX Prefilled Propane Xchange(TM)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and "Petrolane" trade names and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" trade name and related service mark. The Partnership has an exclusive (except for use by AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI, Petrolane Incorporated and the General Partner each has the option to terminate its respective license agreement on 12 months prior notice (immediately in the case of the General Partner), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, Petrolane and the General Partner each has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

         The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas," "America's Propane Company" and "PPX Prefilled Propane Xchange(TM)" trade names and related service marks. The General Partner has filed applications with the United States Patent and Trademark Office to register the mark "PPX Prefilled Propane Xchange(TM)" for use in connection with the Partnership's cylinder exchange business.


SEASONALITY

         Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 57% of the Partnership's fiscal year 1998 retail sales volume and approximately 82% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

         Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Note 2 to the Partnership's Consolidated Financial Statements.

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

         The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system, any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing.

         On December 13, 1996, the Research and Special Programs Administration ("RSPA"), a division of the DOT, issued an advisory notice that alerted persons involved in the design, manufacture, assembly, maintenance or transportation of hazardous materials in certain cargo tank motor vehicles, including the type of vehicles used by the Partnership, of a problem with emergency discharge systems. On February 19, 1997, RSPA issued an emergency interim final rule indicating that the emergency discharge control systems on the affected vehicles may not function as required by federal regulations under all operating conditions. The interim final rule specified the conditions under which the affected vehicles could continue to be operated. On August 18, 1997, after conducting a series of public hearings and workshops, RSPA issued an interim final rule which sets forth the requirements that must be satisfied to continue operating such vehicles. The interim final rule requires, among other things, that in the event of an unintentional release of product, the person attending the unloading operation must be able to promptly activate the internal self-closing stop valve on the motor vehicle and shut down all power equipment. The interim final rule provides alternative ways to comply with this requirement and permits the use of radio-controlled systems that are capable of stopping the transfer of propane by use of a transmitter carried by a qualified person who also satisfies the attendance requirements contained in the regulations. The Partnership is in the process of installing a radio-controlled emergency shut-down system on its bobtail vehicles.

         As a result of a civil action filed by five major multi-state propane marketers (not including the Partnership), the U.S. District Court for the Western District of Missouri issued a preliminary injunction against the DOT, staying and postponing certain provisions of the interim final rule. In addition, a parallel civil action brought by the propane industry's trade association, the National Propane Gas Association ("NPGA"), is pending in Texas.

         In June 1998, RSPA responded to these actions by beginning a Negotiated Rulemaking Proceeding under the Negotiated Rulemaking Act of 1990. In such a negotiated rulemaking proceeding, representatives of interests that will be affected by a regulation meet to discuss the safety issues and to identify potential solutions. In this particular proceeding, the group must reach unanimity on the proposed solution and prepare a notice of proposed rulemaking for publication by the agency in early 1999.

         The goal of the proceeding is to develop a regulatory framework relating to the safe unloading of propane from cargo tank motor vehicles. The General Partner is participating in the process and believes that the radio-controlled shut-off systems which it is installing on its bobtail trucks will be part of the final solution to the safety issues presented in the civil actions and the Negotiated Rulemaking with respect to these delivery vehicles. As to the Partnership's large vehicles known as transports, the General Partner is waiting for DOT to approve a final rule relating to emergency shutdown requirements. In the interim, the General Partner plans to investigate and test several different transport systems.


EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At

September 30, 1998, the General Partner had 5,107 employees, including 287 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.




ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending involving the Partnership, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1998 fiscal year.


PART II: SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON UNITS
         AND RELATED SECURITY HOLDER MATTERS

         Each common unit ("Common Unit") represents a limited partner interest. The Common Units are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "APU." The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per Common Unit.


                                                             PRICE RANGE                         CASH
1998 FISCAL YEAR                                         HIGH              LOW                DISTRIBUTION
Fourth Quarter                                         $25.0625         $21.0000                 $0.55
Third Quarter                                           26.4375          22.7500                  0.55
Second Quarter                                          27.0000          24.3750                  0.55
First Quarter                                           27.2500          23.3750                  0.55


                                                             PRICE RANGE                         CASH
1997 FISCAL YEAR                                         HIGH              LOW                DISTRIBUTION

Fourth Quarter                                         $27.2500         $24.1250                 $0.55
Third Quarter                                           24.8750          22.2500                  0.55
Second Quarter                                          25.0000          22.2500                  0.55
First Quarter                                           25.1250          20.7500                  0.55

------------------------------------------------------------------------------

         As of December 1, 1998, there were 1,195 record holders of the Partnership's Common Units. There is no established public trading market for the Partnership's subordinated units, representing limited partner interests ("Subordinated Units"). The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 3 and 4 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference. Distributions of Available Cash to the holders of Subordinated Units are subject to the prior rights of holders of the Common Units to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than April 1, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA


      The following tables provide selected financial data for AmeriGas Partners and the Predecessors.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
                     (Thousands of dollars, except per unit)

                                                                     Year Ended                              April 19
                                                                     September 30,                              to
                                                   -------------------------------------------------      September 30,
                                                       1998               1997               1996              1995
                                                   -----------        -----------        -----------       -----------
FOR  THE  PERIOD:
Income statement data:

      Revenues                                     $   914,378        $ 1,077,825        $ 1,013,225       $   269,500
      Operating income (loss)                           87,918            110,373             72,866           (20,088)
      Income (loss) before income taxes                 21,729             44,715             10,084           (47,400)
      Net income (loss)                                 21,402             43,980             10,238           (47,107)
      Limited partners' interest
         in net income (loss)                           21,188             43,540             10,136           (46,636)
      Income (loss) per limited partner unit               .51               1.04                .24             (1.12)
      Cash distributions declared                         2.20               2.20               2.20              .446

AT  PERIOD  END:
Balance sheet data:

      Current assets                               $   133,346        $   183,091        $   199,452       $   199,438
      Total assets                                   1,217,216          1,318,661          1,360,292         1,423,615
      Current liabilities (excluding debt)             144,229            146,449            157,182           126,270
      Total debt                                       718,994            718,728            707,453           657,726
      Minority interest                                  4,049              5,043              5,497             6,704
      Partners' capital                                299,875            397,537            442,236           560,959

OTHER DATA:

      EBITDA  (a)                                  $   151,143        $   172,377        $   134,497       $     6,497
      Capital expenditures                         $    31,577        $    24,470        $    21,908       $    11,282
      Retail propane gallons sold (millions)             785.3              807.4              855.4             243.6
      Degree days - % (warmer) colder
           than normal (b)                                (8.7)              (1.2)               1.7              N.M.

      N.M. - Not Meaningful.

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

(b) Based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S.

                    AMERIGAS PROPANE / AGP - 2 (PREDECESSOR)

                             (Thousands of dollars)

                                                     September 24,            Year
                                                        1994 to               Ended
                                                        April 19,          September 23,
                                                          1995                 1994
                                                       ---------             ---------
INCOME STATEMENT DATA (FOR THE PERIOD):

     Revenues                                          $ 242,185             $ 367,120

     Operating income                                     32,382                46,433

     Income before extraordinary loss and

          accounting change                                2,922                 9,659

     Net income (loss)                                   (10,620)                9,659


BALANCE SHEET DATA (AT PERIOD END):

     Current assets                                        $ (x)             $ 103,825
     Total assets                                            (x)               510,981
     Current liabilities (excluding debt)                    (x)                63,292
     Total debt                                              (x)               210,272
     Common stockholders' equity                             (x)               186,599


OTHER DATA:

     EBITDA (a)                                        $  45,971             $  69,521
     Capital expenditures (b)                          $   5,605             $   8,948
     Retail propane gallons sold (millions)                225.0                 332.4

     ----------------------------------------

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

(b)   Excludes capital lease obligations.

(x)   Not applicable.

                             PETROLANE (PREDECESSOR)
                    (Thousands of dollars, except per share)

                                                                             September 24,            Year
                                                                                1994 to               Ended
                                                                                April 19,         September 23,
                                                                                  1995                 1994
                                                                               ---------            ---------
INCOME STATEMENT DATA (FOR THE PERIOD):

      Revenues                                                                 $ 372,088            $ 589,709

      Operating income                                                            41,469               56,887

      Income (loss) before extraordinary item and accounting change                1,390               (2,309)

      Net income (loss)                                                              485               (2,309)

      Income (loss) per common share                                                 .05                 (.22)

BALANCE SHEET DATA (AT PERIOD END):

      Current assets                                                                $(x)            $ 126,436
      Total assets                                                                   (x)              914,212
      Current liabilities (excluding debt)                                           (x)              114,518
      Total debt                                                                     (x)              625,883
      Common stockholders' equity                                                    (x)               93,113

OTHER DATA:

      EBITDA (a)                                                               $  68,867            $ 102,922
      Capital expenditures (b)                                                 $   7,291            $  22,077
      Retail propane gallons sold (millions)                                       319.4                496.9

      ---------------------------------------------------


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

(b)   Excludes capital lease obligations.

(x)   Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 1998 ("Fiscal 1998") with the year ended September 30, 1997 ("Fiscal 1997") and (2) Fiscal 1997 with the year ended September 30, 1996 ("Fiscal 1996").

The following table provides gallon, weather and certain financial information for the Partnership:


                             AmeriGas Partners, L.P.
                  (Millions, except per gallon and percentages)



                                               Year Ended September 30,
                                        1998             1997            1996
                                        ----             ----            ----
Gallons sold:
       Retail                             785.3           807.4           855.4
       Wholesale                          205.1           218.6           309.7
                                     ----------      ----------      ----------
                                          990.4         1,026.0         1,165.1
                                     ==========      ==========      ==========

Revenues:
       Retail propane                $    746.1      $    868.2      $    786.9
       Wholesale propane                   88.5           126.0           137.9
       Other                               79.8            83.6            88.4
                                     ----------      ----------      ----------
                                     $    914.4      $  1,077.8      $  1,013.2
                                     ==========      ==========      ==========


Total propane margin (a)             $    423.9      $    430.2      $    398.6
Total margin (a)                     $    470.6      $    477.4      $    443.5
EBITDA (b)                           $    151.1      $    172.4      $    134.5
Operating income                     $     87.9      $    110.4      $     72.9
Degree days - % (warmer) colder
       than normal (c)                     (8.7)%          (1.2)%           1.7%



(a)  Revenues less related cost of sales.
(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(c) Based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S.

PARTNERSHIP RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH FISCAL 1997

Retail and wholesale volumes sold in Fiscal 1998 were lower than in Fiscal 1997 due to warmer heating-season weather. Because many of our customers use propane for heating purposes, our sales are affected by temperatures during the heating season. Based upon degree day information obtained from the National Oceanic and Atmospheric Administration (NOAA), weather in Fiscal 1998 was 8.7% warmer than normal compared to weather that was 1.2% warmer than normal in Fiscal 1997. In particular, the critical heating-season period of January and February was the warmest in more than 100 years.

Total revenues from retail propane sales were $746.1 million in Fiscal 1998, a decrease of $122.1 million from Fiscal 1997. The decrease includes $98.3 million from a reduction in average selling prices and $23.8 million from the lower retail volumes sold. Our wholesale propane revenues in Fiscal 1998 decreased $37.5 million to $88.5 million due to lower Fiscal 1998 selling prices and lower volumes. The lower average retail and wholesale selling prices were due to significantly lower propane product costs. Other revenues were $79.8 million in Fiscal 1998, a decrease of $3.8 million, due in large part to reduced terminal and storage revenues and lower appliance sales revenues.

Total margin, representing total revenues less cost of sales, declined $6.8 million in Fiscal 1998 due to the lower retail volumes sold. The decline in Fiscal 1998 total margin resulting from the lower sales was partially offset by slightly higher average retail margin per gallon, or unit margin. The higher average unit margin in Fiscal 1998 principally resulted from the lower propane product costs.

The decrease in Fiscal 1998 operating income and EBITDA reflects (1) lower other income, (2) a decrease in total propane margin, and (3) slightly higher operating expenses. Other income, net, in Fiscal 1998 includes a $4.0 million loss from two interest rate protection agreements. We entered into these agreements to reduce interest rate exposure associated with an anticipated refinancing of the Operating Partnership's Acquisition Facility in late Fiscal 1998. Like many companies planning debt refinancings, we postponed our refinancing in response to volatility in the corporate debt markets during the fourth quarter of fiscal 1998. The Partnership's strong cash flows in 1998, due in large part to improved working capital management and lower propane product costs, gave us the flexibility needed to delay the refinancing. When we postponed the refinancing we recorded a loss on the interest rate protection agreements because they no longer qualified for hedge accounting treatment. We expect the corporate debt markets to stabilize which should result in lower future interest expense when the refinancing occurs. Other income in Fiscal 1997 includes (1) $4.7 million from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. (Atlantic Energy), (2) higher customer finance charges, and (3) higher interest income. We sold our interest in Atlantic Energy in Fiscal 1997 after determining that its storage terminal facilities in Chesapeake, Virginia were not strategic to our business. Operating expenses were $320.2 million in Fiscal 1998 compared to $316.4 million in Fiscal 1997. Operating expenses in Fiscal 1998 include the benefit of (1) $2.7 million from lower required accruals for environmental matters and (2) $2.0 million from lower required accruals for property taxes. Excluding these items, operating expenses in 1998 were $8.5 million higher, an increase of 2.7%, primarily due to incremental expenses associated with (1) acquisitions and (2) new business activities including start-up locations and our PPX Prefilled Propane Xchange(TM) program. Excluding the impact of these new business activities, our base business total expenses were essentially unchanged.

FISCAL 1997 COMPARED WITH FISCAL 1996

We sold fewer retail gallons of propane in Fiscal 1997 due in part to warmer heating-season weather. Weather in the continental U.S. during Fiscal 1997 as determined by NOAA averaged 1.2% warmer than normal compared to weather that was 1.7% colder than normal in Fiscal 1996. In addition, significantly higher and more volatile propane market prices during the first half of the Fiscal 1997 heating season encouraged customers to conserve. Wholesale volumes of propane sold decreased 91.1 million gallons to 218.6 million gallons in Fiscal 1997 principally due to reduced low-margin sales of storage inventories.

Total Fiscal 1997 revenues from our retail propane sales increased $81.3 million to $868.2 million. The increase includes a $125.5 million increase from higher average selling prices partially offset by a $44.2 million decrease from the lower retail volumes sold. The higher average prices resulted from significantly higher propane product costs early in Fiscal 1997. Our wholesale propane revenues in Fiscal 1997 decreased $11.9 million to $126.0 million reflecting the lower wholesale volumes sold partially offset by higher average wholesale prices. Other revenues declined $4.8 million to $83.6 million due to lower hauling, appliance and service revenues.

Total propane margin was greater in Fiscal 1997 because of higher average retail unit margins. Although our propane product costs were significantly higher in Fiscal 1997, we benefitted from favorable fixed-price supply arrangements and derivative commodity contracts entered into as part of our Fiscal 1997 propane supply strategy. The higher Fiscal 1997 average retail unit margin also reflects the fact that our retail unit margins in the prior-year period were adversely impacted by certain sales and marketing programs.

The increase in our Fiscal 1997 operating income and EBITDA is the result of (1) the higher total margin, (2) greater other income, and (3) a decrease in operating expenses. Total operating expenses were $316.4 million in Fiscal 1997 compared with $317.4 million in Fiscal 1996. The Fiscal 1996 operating expenses, however, are net of (1) $4.4 million from a refund of insurance premium deposits and (2) $3.3 million from a reduction in accrued environmental costs. Excluding the impact of these items on Fiscal 1996 operating expenses, operating expenses in Fiscal 1997 declined $8.7 million mainly reflecting (1) lower expenses related to sales and marketing programs and (2) lower required accruals for general and automobile liability and workers' compensation costs. Other income increased $2.9 million in Fiscal 1997 reflecting a pre-tax gain of $4.7 million from the sale of the Partnership's 50% interest in Atlantic Energy.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY


The Operating Partnership's primary cash sources have been (1) cash generated by operations and (2) borrowings under its Bank Credit Agreement.

The Operating Partnership's Bank Credit Agreement consists of (1) a Revolving Credit Facility and (2) an Acquisition Facility. The Operating Partnership may borrow up to $100 million (including $35 million for letters of credit) under the Revolving Credit Facility. The Revolving Credit Facility may be used for (1) working capital, (2) capital expenditures, and (3) interest and distribution payments. Revolving Credit Facility loans were $10 million at September 30, 1998 and $28 million at September 30, 1997. The Operating Partnership's borrowing needs are typically greatest during the fall and early winter months due to the need to fund working capital. The Operating Partnership may borrow up to $75 million under its Acquisition Facility to finance the purchase of propane businesses or propane business assets. The Acquisition Facility operates like a revolving facility until September 15, 2000. At that time, the total amount outstanding converts to a quarterly amortizing four-year term loan. Acquisition Facility loans were $60 million at September 30, 1998 and $37 million at September 30, 1997.

The Partnership must maintain certain financial ratios in order to borrow under the Bank Credit Agreement. These include a minimum interest coverage ratio and a maximum debt to EBITDA ratio, each as defined in the Bank Credit Agreement. The Partnership's ratios calculated as of September 30, 1998 permit it to borrow up to the maximum amount available.

The Operating Partnership also has a credit agreement with the General Partner. The Operating Partnership may borrow up to $20 million from the General Partner to fund (1) working capital, (2) capital expenditures, and (3) interest and distribution payments. The terms of this facility are generally comparable to those of the Revolving Credit Facility. The major difference, however, is that borrowings from the General Partner are unsecured and subordinated to all senior debt of the Operating Partnership. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings. The Operating Partnership did not borrow under this facility in Fiscal 1998.

The Partnership's management believes that, given near normal weather, its cash flow from operations and its credit facility borrowings will satisfy its liquidity needs, including paying the minimum quarterly distribution of $.55
(MQD) to all unitholders, for the foreseeable future.

In June 1998, we revised our estimate of the tax basis of certain assets contributed to the Partnership in conjunction with the Partnership's formation. The change in estimate resulted in the following adjustments to the Consolidated Balance Sheet: (1) a $27.2 million decrease in partners' capital; (2) a $.3 million decrease in minority interest; (3) a $17.9 million decrease in goodwill; and (4) a $9.6 million decrease in excess reorganization value.

PARTNERSHIP DISTRIBUTIONS

Since our formation in 1995, we have paid the MQD on all limited partner units outstanding. The amount of Available Cash needed in Fiscal 1998 to pay the MQD on all units as well as the 2% general partner interest was approximately $94 million ($48.6 million for the Common Units; $43.5 million for the Subordinated Units; and $1.9 million for the general partner interests). The amount of cash available for distribution that is generated by the Partnership can be estimated by subtracting (1) cash interest expense and (2) capital expenditures needed to maintain operating capacity, from the Partnership's EBITDA. Distributable cash as calculated for Fiscal 1998, Fiscal 1997 and Fiscal 1996 is as follows:

----------------------------------------------------------------------------------------------------------
Year Ended September 30,                                       1998              1997            1996
----------------------------------------------------------------------------------------------------------
(Millions of dollars)

EBITDA                                                    $  151.1          $  172.4           $ 134.5
Cash interest expense(a)                                     (67.6)            (66.8)            (63.6)
Maintenance capital expenditures                             (10.3)             (7.9)             (7.2)
----------------------------------------------------------------------------------------------------------
Distributable cash flow                                   $   73.2          $   97.7           $  63.7
----------------------------------------------------------------------------------------------------------

(a)  Interest expense adjusted for noncash items.

Although distributable cash is a reasonable estimate of the amount of cash generated by the Partnership, it does not reflect changes in working capital which can significantly affect cash available for distribution. Distributable cash is not a measure of performance or financial condition under generally accepted accounting principles. Although the level of distributable cash in Fiscal 1998 was less than the full MQD, the additional cash generated from changes in the Partnership's working capital was more than sufficient to permit the Partnership to pay the full MQD. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

As more fully described in Note 3 to Consolidated Financial Statements, the subordination period applicable to the Subordinated Units will extend until the first day of any quarter beginning on or after April 1, 2000 in which certain cash performance and distribution requirements are met. However, 4,945,537 Subordinated Units may convert into Common Units on the first day after the record date for distributions based upon any quarter ending on or after March 31, 1998, and an additional 4,945,537 may convert on the first day after the record date for distributions based upon any quarter ending on or after March 31, 1999, if certain cash performance and distribution requirements are met. The cash performance requirements for conversion have not been met to date. They are dependent upon many factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Management believes, however, that it is reasonably possible that 9,891,074 Subordinated Units will convert into Common Units during fiscal 1999.

CASH FLOWS

OPERATING ACTIVITIES. Although the Partnership's operating results were lower in Fiscal 1998, the Partnership's cash flow from operations increased $22.5 million. Included in the Fiscal 1998 amount is $51.1 million of cash generated from changes in operating working capital (which consists of customer accounts receivable, inventories, accounts payable and other current assets and liabilities used in the operations of our business). Changes in operating working capital in Fiscal 1997 contributed only $.2 million. The change in working capital during Fiscal 1998 was primarily due to a $36.8 million decrease in inventories and prepaid propane purchases and a $15.9 million decrease in accounts receivable. These decreases were a result of improved working capital management and lower propane product costs.

INVESTING ACTIVITIES. We spent $31.6 million for property, plant and equipment in Fiscal 1998, (including maintenance capital expenditures of $10.3 million). Included in this amount is $4.5 million relating to the design and installation of a new integrated financial system. The first phase of the integrated financial system installation is scheduled to be completed during the first half of Fiscal 1999. Capital expenditures in Fiscal 1997 were $24.5 million (including maintenance capital expenditures of $7.9 million). During Fiscal 1998, we paid $8.1 million for propane business acquisitions compared to $11.6 million in Fiscal 1997. Proceeds from disposals of assets totaled $5.2 million in Fiscal 1998 compared with $10.6 million in Fiscal 1997. The Fiscal 1997 amount includes proceeds from the sale of Atlantic Energy.

FINANCING ACTIVITIES. We paid the MQD on all Common Units and Subordinated Units, as well as the general partner interests, totaling $94.1 million in Fiscal 1998. During Fiscal 1997 we paid $93.9 million in such distributions. Due to our strong Fiscal 1998 cash flows, we were able to reduce the amount outstanding under our revolving credit facility by $18 million. This compares with net borrowings of $6 million in Fiscal 1997. During Fiscal 1998, the Operating Partnership borrowed $23 million under its Acquisition Facility compared to $7 million in Fiscal 1997.

YEAR 2000 MATTERS

The Year 2000 ("Y2K") issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs having date sensitive software may recognize date fields using "00" as the year 1900 rather than the year 2000. If uncorrected, miscalculations and possible computer-based system failures could result which might disrupt business operations. We are designating the following information as our "Year 2000 Readiness Disclosure."

Recognizing the potential business consequences of the Y2K issue, we are using internal and external resources to conduct a detailed assessment of critical, date sensitive computer-based systems and to identify and modify systems which are not Y2K compliant. The scope of such efforts includes (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business; (2) non-IT systems that contain embedded computer technology such as micro-controllers contained in various equipment, facilities and vehicles; and (3) the readiness of third parties, including our suppliers and key vendors, and certain of our customers. We have directed our Y2K compliance efforts toward ensuring that we will be able to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. We have completed the assessment of our IT and non-IT systems.

We have successfully modified all of our critical IT systems that are not in the process of being replaced. The modified systems include our customer information and data systems and our financial systems including payroll and the fuel accounting supply and transportation system. We are in the process of installing integrated financial system software that is already Y2K compliant. We anticipate that the installation of this software, as well as any modification of our critical non-IT systems, will be completed by March 31, 1999.

In addition to internal Y2K remediation activities, we are in the process of assessing the readiness of our key suppliers and third-party providers. Although none of our products or services are directly date sensitive, as a company with operations throughout the United States we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We rely on these companies for the supply and transportation of propane. Additionally, we depend on other companies to supply us with propane tanks and cylinders, fuel for our vehicles, as well as other products and services we need to operate our businesses. If key third parties cannot provide products or services because of their own Y2K problems, it could have a material adverse impact on our operations. The extent of such impact would depend upon the duration of disruption and our costs to find alternative sources of products and services, among others. We expect to complete our evaluation of key supplier and third-party provider Y2K readiness by March 31, 1999.

We are in the process of developing contingency plans to address, to the extent reasonably possible, disruptions arising from Y2K related failures of key suppliers and third-party providers. We anticipate the major elements of these contingency plans will be based upon the use of manual back-up systems, alternative supply sources, higher critical inventory levels, and additional staffing. These contingency plans attempt to mitigate the impact of third-party Y2K noncompliance. However, they cannot assure that business disruptions caused by key suppliers or third-party providers will not have a material adverse impact on our operations. We anticipate the business contingency plans will be completed by June 30, 1999. In addition to the business risks noted above, there are other Y2K risks which are beyond our control, any of which could have a material adverse impact on our operations. Such risks include the failure of utility and telecommunications companies to provide service and the failure of financial institutions to process transactions.

Incremental costs associated with our Y2K efforts have not had a material effect on our results of operations. Estimated future costs to modify existing IT and non-IT systems are expected to be less than $0.5 million and will be financed through internally generated funds. We expense Y2K costs as incurred. Costs associated with information system improvement initiatives are expensed or capitalized in accordance with our accounting policy for software development costs.

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

MARKET RISK DISCLOSURES

Our primary market risk exposures are market prices for propane and changes in long-term interest rates.

Price risk associated with fluctuations in the prices we pay for propane is principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs and the Partnership generally seeks to pass on increases in such costs to customers. There is no assurance, however, that the Partnership will be able to do so. In order to manage propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for trading purposes.

We use long-term debt as a primary source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, we refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, we may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, we occasionally enter into interest rate protection agreements.

The following table summarizes the fair value of our market risk sensitive instruments by market risk at September 30, 1998. It also includes the change in fair value that would result if (1) the market price of propane declined 5 cents a gallon and (2) interest rates on ten-year U.S. treasury notes declined 50 basis points:

-------------------------------------------------------------------------------------------------------
September 30, 1998                                        Fair Value       Change in Fair Value
-------------------------------------------------------------------------------------------------------
(Millions of dollars)

Propane commodity price risk                                 $    (.6)               $   (3.8)
Interest rate risk                                           $   (2.4)               $   (2.0)
-------------------------------------------------------------------------------------------------------

We expect that any losses from market risk sensitive instruments used to manage propane price or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130), and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. We will adopt SFAS 130 and SFAS 131 in fiscal 1999. In addition, in March 1998 the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use once certain criteria have been met. We will adopt SOP 98-1 in fiscal 2000. We do not expect the adoptions of SFAS 130 and SOP 98-1 will have a material effect on our financial position or results of operations. In addition, we do not expect the initial application of SFAS 131 will affect the operating segments we disclose.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of forecasted transactions, changes in fair value will generally be reported as a component of other comprehensive income and be reclassified into net income when the forecasted transaction affects earnings. To the extent such derivative instrument qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings when the firm commitment affects earnings. We will adopt SFAS 133 in fiscal 2000.

We are currently evaluating the potential impact of SFAS 133 on our future financial condition and results of operations. The impact of SFAS 133 will likely depend upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

FORWARD-LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis and elsewhere in this Report on Form 10-K with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risk and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, and the capacity to transport to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) liability for environmental claims; (6) improvements in energy efficiency and technology resulting in reduced demand; (7) labor relations; (8) inability to make business acquisitions on economically acceptable terms; (9) operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia including the risk of explosions and fires resulting in personal injury and property damage; (10) regional economic conditions; (11) the success of the Partnership and its suppliers in achieving Year 2000 compliance; and (12) interest rate fluctuations and other capital market conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Quantitative and Qualitative Disclosure about market risk is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" and is incorporated here by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules referred to in the index contained on pages F-2 and F-3 of this report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III:  MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See "Certain Relationships and Related Transactions" and Note 10 to the Partnership's Consolidated Financial Statements.

         The Board of Directors of the General Partner established a committee (the "Audit Committee") consisting of two individuals, currently, Messrs. Van Dyck and Vincent, who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee has the authority and responsibility for selecting the Partnership's independent public accountants, reviewing the Partnership's annual audit, and resolving accounting policy questions.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Directors are elected annually by AmeriGas, Inc. as the sole shareholder of the General Partner. AmeriGas, Inc. is a wholly owned subsidiary of UGI. Executive officers are elected for one-year terms. There are no family relationships between any of the directors or any of the executive officers or between any of the executive officers and any of the directors.

         NAME                      AGE               POSITION WITH THE GENERAL PARTNER
         Lon R. Greenberg           48               Chairman, Director, President and
                                                      Chief Executive Officer

         Thomas F. Donovan          65               Director

         Richard C. Gozon           60               Director

         James W. Stratton          62               Director

         Stephen A. Van Dyck        55               Director

         Roger B. Vincent           53               Director

         David I. J. Wang           66               Director

         Martha B. Lindsay          46               Vice President-Finance
                                                      and Chief Financial Officer

         Brendan P. Bovaird         50               Vice President and General Counsel

         Eugene V. N. Bissell       45               Vice President-Sales and Operations

         Diane L. Carter            50               Vice President-Human Resources

         Richard R. Eynon           51               Controller and Chief Accounting Officer

         R. Paul Grady              45               Vice President-Sales and Operations

         William D. Katz            45               Vice President-Corporate Development

         Robert H. Knauss           45               Vice President-Law and
                                                      Associate General Counsel and
                                                      Corporate Secretary

         Gordon E. Regan, Jr.       46               Vice President-Purchasing and
                                                      Transportation


         Mr. Greenberg is a Director (since 1994) and Chairman, President and Chief Executive Officer (since 1996) of the General Partner. He is also a Director (since 1994) and Chairman (since 1996), Chief Executive Officer (since
1995), and President (since 1994) of UGI, having been Senior Vice President - Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a Director of UGI Utilities, Inc. and Mellon PSFS Advisory Board.

         Mr. Donovan was elected a Director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on December 31, 1996, a position held since 1988. He continues to serve as an advisory board member to Mellon Bank Corp. He also serves as a Director of UGI Corporation, UGI Utilities, Inc., Nuclear Electric Insurance Co. and Merrill Lynch International Bank, Ltd.

         Mr. Gozon was elected a director of the General Partner on February 24, 1998. He is Executive Vice President of Weyerhaeuser Company (an integrated forest products company), a position he has held since 1994. Mr. Gozon was formerly Director (1984 to 1993), President and Chief Operating Officer of Alco Standard Corporation (a provider of paper and office products) (1988 to 1993); Executive Vice President and Chief Operating Officer (1987); Vice President (1982 to 1988); and President (1979 to 1987) of Paper Corporation of America. He also serves as a Director of UGI Corporation, UGI Utilities, Inc., AmeriSource Health Corporation, and Triumph Group, Inc.

         Mr. Stratton was elected a Director of the General Partner on April 25, 1995. He is President and Chief Executive Officer of Stratton Management Company (investment advisory and financial consulting firm) since 1972, and Chairman and Chief Executive Officer of FinDaTex (financial services firm). Mr. Stratton is a Director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Stratton Monthly Dividend Shares, Inc., Stratton Small-Cap Yield Fund, Teleflex, Inc. and Unisource Worldwide, Inc.

         Mr. Van Dyck was elected a Director of the General Partner on June 15, 1995. He is Chairman of the Board and Chief Executive Officer of Maritrans Inc. (since 1987), the nations largest independent marine transporter of petroleum. He also serves as Chairman of the Board of West of England Mutual Insurance Association, and as a Director of Mellon PSFS Advisory Board.

         Mr. Vincent was elected a Director of the General Partner on January 8, 1998. He is President of Springwell Corporation, a corporate finance advisory firm (since 1989). Mr. Vincent served in various capacities at Bankers Trust Company (1971 to 1989), including managing director (1984 to 1989). He is also a Director of Tatham Offshore, Inc.

         Mr. Wang was elected a Director of the General Partner on April 25, 1995. Mr. Wang is retired, having formerly served as Executive Vice President - Timber and Specialty Products and a Director of International Paper Company (1987 to 1991). He is also a Director of UGI Corporation and UGI Utilities, Inc.

         Ms. Lindsay was elected Vice President - Finance and Chief Financial Officer of the General Partner on January 5, 1998. She previously served as Vice President and Treasurer (1994 to 1997) and as Treasurer (1994) of Tambrands Inc., a manufacturer of personal products. Prior to 1994, Ms. Lindsay held the positions of Director of Business Development (1987 to 1989) and Assistant Treasurer (1990 to 1993) at Tambrands Inc.

         Mr. Bovaird is Vice President and General Counsel of the General Partner (since 1995). He is also Vice President and General Counsel of UGI Corporation, UGI Utilities, Inc. and AmeriGas, Inc. (since 1995). Mr. Bovaird previously served as Division Counsel and Member of the Executive and Operations Committees of Wyeth-Ayerst International Inc. (1992 to 1995) and Senior Vice President, General Counsel and Secretary of Orion Pictures Corporation (1990 to
1991). Mr. Bovaird also engaged in private practice from 1991 to 1992.

         Mr. Bissell is Vice President - Sales and Operations (since 1995) of the General Partner. Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993).

         Ms. Carter is Vice President - Human Resources of the General Partner effective (since 1996). Previously she was Vice President - Human Resources of Sisters of Mercy Health System, St. Louis, Missouri (1994 to 1996) and President and founding principal of the Touchstone Partnership, Ltd., an organization and management consulting firm based in Philadelphia (1991 to 1994).

         Mr. Eynon was elected Controller and Chief Accounting Officer of the General Partner on January 5, 1998. Prior to his election, Mr. Eynon was Controller of the General Partner (March 1997 to January 1998) and Assistant Controller of UGI Corporation (1985 to 1997). Previously, he was a Senior Manager with Price Waterhouse & Co.

         Mr. Grady is Vice President - Sales and Operations (since 1995) of the General Partner. He was Vice President - Corporate Development of UGI (1994 to
1995), having been Director, Corporate Development (1990 to 1994). Previously, Mr. Grady was Director, Corporate Development Services of Campbell Soup Company (1985 to 1990).

         Mr. Katz is Vice President - Corporate Development of the General Partner (since 1996). He was previously Vice President - Corporate Development of UGI (1995 to 1996). Prior to joining UGI, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.

         Mr. Knauss is Vice President - Law and Associate General Counsel of the General Partner (since 1996), having served as Corporate Secretary (since 1994) and Group Counsel - Propane (1989 to 1996) of UGI. He joined UGI as Associate Counsel in 1985. Before joining UGI, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia.

         Mr. Regan is Vice President-Purchasing and Transportation of the General Partner (since May 1996). Prior to joining the General Partner, Mr. Regan was President of the Chemical Division of DSI Transports, Inc. (1995 to
1996). Previously, he served Conoco, Inc. for approximately 20 years, most recently as General Manager Business Support, Downstream-North America.

ITEM 11.  EXECUTIVE COMPENSATION


         The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                                                 --------------------------------
                                              ANNUAL COMPENSATION                   AWARDS          PAYOUTS
                              ------------------------------------------------   ------------      ----------

                                                                     OTHER        SECURITIES
        NAME AND                                                     ANNUAL       UNDERLYING       LONG-TERM         ALL OTHER
        PRINCIPAL                                   BONUS         COMPENSATION   OPTIONS/SARS      INCENTIVE       COMPENSATION
        POSITION              YEAR      SALARY       (1)               (2)        GRANTED (#)       PAYOUTS             (3)
        --------              ----      ------       ---               ---             ---           -------             ---
Lon R. Greenberg (4)          1998     $559,616     $225,000         $ 8,209             0             $0             $  22,154
   President, Chairman,       1997     $509,827     $425,000         $ 7,671       200,000  (5)        $0             $  14,233
   and Chief Executive        1996     $465,000     $122,760         $ 7,359             0             $0             $  10,462
   Officer

Eugene V.N. Bissell (7)       1998     $179,728     $40,545          $ 2,069             0             $0             $  19,175
   Vice President-Sales       1997     $169,931     $74,812          $50,027             0             $0             $  21,876
   and Operations             1996     $123,750     $     0          $     0         5,000  (6)        $0             $       0

R. Paul Grady (7)             1998     $174,622     $43,750          $ 3,724             0             $0             $  20,231
   Vice President-Sales       1997     $166,603     $73,353          $ 3,281             0             $0             $  23,544
   and Operations             1996     $158,704     $     0          $ 7,508             0             $0             $  14,292

Brendan P. Bovaird (4)        1998     $176,677     $42,188          $ 4,075             0             $0             $   5,425
   Vice President and         1997     $164,653     $64,449          $ 3,769        30,000  (5)        $0             $   4,196
   General Counsel            1996     $149,999     $21,853          $ 1,299             0             $0             $   1,363

Robert H. Knauss
   Vice President-Law,
   Associate General          1998     $149,835     $50,405          $ 2,081             0             $0             $  17,715
   Counsel and                1997     $136,950     $48,820          $     0         7,000             $0             $  18,175
   Corporate Secretary        1996     $132,550     $5,000           $     0             0             $0             $   3,375


(1) Messrs. Greenberg and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Partners Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and currently range from 0% to 148% of base salary for Mr. Greenberg and 0% to 65% of base salary for Mr. Bovaird. For the other Named Executives, bonus opportunities are limited only by the level of the Partnership's profitability.

(2) Amounts represent tax payment reimbursements for certain benefits, except for Mr. Bissell. In 1997, Mr. Bissell received a tax payment reimbursement of $7,563, reimbursement of relocation expenses in the amount of $39,765, and other perquisites available to executive officers generally.

(3) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Senior Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement

     Plan"). During fiscal years 1998, 1997 and 1996, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $5,148, $4,902, $0; Mr. Grady, $6,394, $7,048, and $458; and Mr. Knauss, $5,691, $7,098 and $0; (ii) under the UGI
     Employee Savings Plan: Mr. Greenberg, $3,600, $3,375 and $3,375; and Mr. Bovaird, $3,600, $3,375, and $1,363; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $18,554, $10,858, and $7,087; Mr. Grady, $0, $0, and $2,427; and Mr. Bovaird, $1,852, $821 and $0; (iv) under the
     AmeriGas Executive Retirement Plan: Mr. Bissell, $14,027, $16,974, and $0; Mr. Grady, $13,837, $16,496, and $0; and Mr. Knauss, $12,024, $11,077 and
     $3,375.

(4) Compensation reported for Messrs. Greenberg and Bovaird is attributable to their respective positions of Chairman, President and Chief Executive Officer, and Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 1999 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Bovaird.

(5) Non-qualified stock options granted under the UGI Corporation 1997 Stock Option and Dividend Equivalent Plan. The 1997 Plan provides non-qualified stock option grants and the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI Common Stock ( the "UGI Return") with the total return achieved by each member of a group of comparable peer companies ( the "SODEP Peer Group") over a three-year period beginning January 1, 1997 and ending December 31, 1999. Total return encompasses both changes in the per share market price and dividends paid on a share of UGI Common Stock.

(6) Non-qualified stock options granted under the UGI Corporation 1992 Non-Qualified Stock Option Plan.

(7) Effective October 1, 1996, the General Partner made grants to Messrs. Bissell, Grady and Knauss under the AmeriGas Propane, Inc. Long-Term Incentive Plan ("LTIP"). Each grant represents the right to receive a like number of Common Units of the Partnership or their cash equivalent, in the discretion of the Compensation/Pension Committee of the Board of Directors, together with a cash payment equal to the distributions which would have been paid on a Common Unit during the performance period if a performance contingency is met. The performance contingency is Partnership financial and operating performance over a minimum of twelve consecutive calendar quarters ending no later than September 30, 2001, such that the Partnership's Subordinated Units convert to Common Units in accordance with the Partnership Agreement. See Note 3 to the Partnership's Consolidated Financial Statements for a summary of the conditions necessary for conversion of the Subordinated Units. No portion of any grant will be paid if the performance contingency is not met by September 30, 2001. Depending on the date of achievement of the contingency, payouts will range from 50% to 150% of the size of the awards shown above. In the event of a change of control, a portion of the grants may become payable pursuant to Agreements between the General Partner and Messrs.
     Bissell, Grady and Knauss.

     As of September 30, 1998, the Long-Term Incentive Plan ("LTIP") grant for each of Mr. Bissell and Mr. Grady represented 10,000 Common Units with a market value of $238,750. Mr. Knauss's LTIP grant represented 7,000 Common Units with a market value of $167,125. Market values are based on the September 30, 1998 closing price for the Common Units on the New York Stock Exchange.

                      OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                                                                     OPTIONS AT                        IN-THE-MONEY OPTIONS
                                                                 FISCAL YEAR END (#)                    AT FISCAL YEAR END
                         SHARES
                        ACQUIRED
                          ON                 VALUE
   NAME                EXERCISE (#)         REALIZED         EXERCISABLE    UNEXERCISABLE          EXERCISABLE      UNEXERCISABLE
   ----                ------------         --------         -----------    -------------          -----------      -------------
Lon R. Greenberg         50,000             $393,750          93,959 (1)           0               $281,877 (2)         $    0
                                                             200,000 (3)           0               $100,000 (4)         $    0

Eugene V.N. Bissell           0             $      0           2,000 (5)       3,000 (5)           $5,000 (6)           $7,500 (6)

R. Paul Grady                                                 17,000 (1)           0               $51,000 (2)          $    0
                              0             $      0           2,000 (5)           0               $6,000 (7)           $    0

Brendan P. Bovaird                                             5,007 (1)                           $15,021 (2)          $    0
                          4,993             $ 37,448          30,000 (3)           0               $15,000 (4)          $    0

Robert H. Knauss              0             $      0           1,000 (5)           0               $3,000               $    0


(1)  Options granted under the 1992 Stock Option and Dividend Equivalent Plan.

(2) Value based on comparison of price per share at September 30, 1998 (fair market value $23.125) to 1992 Stock Option and Dividend Equivalent Plan option price ($20.125).

(3)  Options granted under the 1997 Stock Option and Dividend Equivalent Plan.

(4) Value based on comparison of price per share at September 30, 1998 (fair market value $23.125) to 1997 Stock Option and Dividend Equivalent Plan option price ($22.625).

(5)  Options granted under the 1992 Non-Qualified Stock Option Plan.

(6) Value based on comparison of price per share at September 30, 1998 (fair market value $23.125) to option grant price at December 18, 1995 (fair market value $20.625) under the terms of the 1992 Non-Qualified Stock Option Plan.

(7) Value based on comparison of price per share at September 30, 1998 (fair market value $23.125) to option grant price at January 2, 1992 (fair market value $20.125) under the terms of the 1992 Non-Qualified Stock Option Plan.

RETIREMENT BENEFITS

         The following table shows the annual benefits payable upon retirement to Messrs. Greenberg and Bovaird under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "UGI Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 1998 at age 65, and that the aggregate benefits are not subject to statutory maximums.


                           PENSION PLAN BENEFITS TABLE

   FINAL 5-YEAR                     ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1)
      AVERAGE            ------------------------------------------------------------------------------
ANNUAL EARNINGS (2)      15 YEARS      20 YEARS      25 YEARS      30 YEARS     35 YEARS       40 YEARS
-------------------      --------      --------      --------      --------     --------       --------
      $200,000            $57,000       $76,000       $95,000      $114,000     $133,000      $136,800(3)

      $300,000            $85,500      $114,000      $142,500      $171,000     $199,500      $205,200(3)

      $400,000           $114,000      $152,000      $190,000      $228,000     $266,000      $273,600(3)

      $500,000           $142,500      $190,000      $237,500      $285,000     $332,500      $342,000(3)

      $600,000           $171,000      $228,000      $285,000      $342,000     $399,000      $410,400(3)

      $700,000           $199,500      $266,000      $332,500      $399,000     $465,500      $478,800(3)

      $800,000           $228,000      $304,000      $380,000      $456,000     $532,000      $547,200(3)

      $900,000           $256,500      $342,000      $427,500      $513,000     $598,500      $615,600(3)

    $1,000,000           $285,000      $380,000      $475,000      $570,000     $665,000      $684,000(3)

    $1,200,000           $342,000      $456,000      $570,000      $684,000     $798,000      $820,800(3)

    $1,400,000           $399,000      $532,000      $665,000      $798,000     $931,000      $957,600(3)

      (1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a UGI subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The UGI Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum UGI Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg and Bovaird had 18 and 3 years of estimated credited service, respectively, at September 30, 1998. Mr. Grady previously accumulated more than 4 years of credited service in the UGI Retirement Plan before joining the General Partner in 1995. Mr. Knauss previously accumulated more than 11 years of credited service in the UGI Retirement Plan before joining the General Partner in 1996. Mr. Bissell previously accumulated more than 5 years of credited service with UGI and its subsidiaries before joining the General Partner in 1995.

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

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         Named Executives Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of UGI, including Messrs. Greenberg and Bovaird, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         The UGI Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 3 months to 15 months (30 months in the case of Mr. Greenberg), depending on length of service. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. Certain employee benefits are continued under the Plan for a period of up to 15 months (30 months in the case of Mr. Greenberg). UGI has the option to pay a participant the cash equivalent of those employee benefits.

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

         Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the "AmeriGas Severance Plan") assists certain senior level employees of the General Partner including Messrs. Bissell, Grady and Knauss in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         The AmeriGas Severance Plan provides for cash payments equal to a participant's compensation for three months (6 months in the case of the Chief Executive Officer). In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. Minimum separation pay ranges from six to twelve months' base salary, depending on the executive's employment grade. Certain employee benefits are continued under the Plan for a period not exceeding 15 months (30 months in the case of the Chief Executive Officer). This period is called the "Employee Benefit Period." The General Partner has the option to pay a participant the cash equivalent of those employee benefits. The AmeriGas Severance Plan also provides for payment in cash of an amount approximately equal to all distribution equivalents credited (including those that would be credited during the Employee Benefit Period) under the AmeriGas Propane, Inc. 1997 Long-Term Incentive Plan and successor plans.

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


CHANGE OF CONTROL ARRANGEMENTS
         Named Executives Employed By UGI Corporation. Messrs. Greenberg and Bovaird each have an agreement with UGI Corporation (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the UGI Severance Plan, continue through July 2002, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with UGI or its subsidiaries.

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

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 or 1.5 (2.5 in the case of Mr. Greenberg) times his average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the executive will also receive an amount to satisfy the executive's additional tax burden.

         Named Executives Employed by the General Partner. Messrs. Bissell, Grady and Knauss each have an agreement with the General Partner (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the AmeriGas Severance Plan, continue through July 2002, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the General Partner terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with the General Partner or any of its subsidiaries.

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

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 times his average total cash remuneration for the preceding five calendar years, and, unless payment shall already have been made pursuant to the AmeriGas Propane, Inc. 1997 Long-Term Incentive Plan ("LTIP"), an additional amount representing up to 110% (based on length of service) of the fair market value of the Common Units underlying grants made to the executive under the LTIP. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, the executive will also receive an amount to satisfy the executive's additional tax burden.


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


COMPENSATION/PENSION COMMITTEE

         The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and David I. J. Wang.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 1, 1998. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                                                         AMOUNT AND
                                                                         NATURE OF
                                NAME AND ADDRESS (1)                     BENEFICIAL                 PERCENT
TITLE OF CLASS                  OF BENEFICIAL OWNER                      OWNERSHIP                  OF CLASS
--------------                  -------------------                      ---------                  --------
Common Units                   UGI Corporation                          4,392,858 (2)                19.9%
                               AmeriGas, Inc.                           4,392,858 (3)                19.9%
                               AmeriGas Propane, Inc.                   4,392,858 (4)                19.9%
                               Petrolane Incorporated                   1,407,911 (5)                 6.4%

Subordinated Units             UGI Corporation                         19,782,146 (2)               100.0%
                               AmeriGas, Inc.                          19,782,146 (3)               100.0%
                               AmeriGas Propane, Inc.                  19,782,146 (6)               100.0%
                               Petrolane Incorporated                   6,432,000 (7)                33.0%


(1) The address of each of UGI, AmeriGas, Inc., AmeriGas Propane, Inc. and Petrolane is 460 North Gulph Road, King of Prussia, PA 19406.

(2) Based on the number of units held by its indirect wholly owned subsidiaries, Petrolane Incorporated ("Petrolane") and AmeriGas Propane, Inc.

(3) Based on the number of units held by its direct and indirect wholly owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4) Includes 2,984,947 Common Units for which AmeriGas Propane, Inc. has sole voting and investment power, and 1,407,911 Common Units held by its subsidiary, Petrolane.

(5)   Petrolane has sole voting and investment power.

(6) Includes 13,350,146 Subordinated Units for which AmeriGas Propane, Inc. has sole voting and investment power, and 6,432,000 Subordinated Units held by its subsidiary, Petrolane.

(7)   Petrolane has sole voting and investment power.

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The table below sets forth as of October 31, 1998 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns (i) any Subordinated Units, or (ii) more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                      NAME OF                                   AMOUNT AND NATURE OF
                  BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP(1)
                  ----------------                             -----------------------
   Lon R. Greenberg                                                      4,500  (2)

   Thomas F. Donovan                                                     1,000

   Richard C. Gozon                                                          0

   James W. Stratton                                                     1,000

   Stephen A. Van Dyck                                                   1,000

   Roger B. Vincent                                                      1,000

   David I. J. Wang                                                      5,000

   Eugene V.N. Bissell                                                   1,500  (3)

   Brendan P. Bovaird                                                      400  (4)

   R. Paul Grady                                                         2,300

   Robert H. Knauss                                                          0

   Directors and executive officers as a group (16
   persons)                                                             18,300

(1)  Sole voting and investment power unless otherwise specified.

(2) 3,000 Units are owned by Mr. Greenberg's adult children; 1,500 Units are held by Mr. Greenberg as custodian for a dependent child.

(3)  Mr. Bissell's Units are held jointly with his spouse.

(4)  Mr. Bovaird's Units are held jointly with his spouse.

         The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 31, 1998, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 385,466 shares subject to exercisable options), represents approximately 1.8% of UGI's outstanding shares.

                                                    NUMBER OF SHARES
                                                     AND NATURE OF
                                                  BENEFICIAL OWNERSHIP
                 NAME OF                                EXCLUDING                NUMBER OF
            BENEFICIAL OWNER                          OPTIONS (1)(2)            STOCK OPTIONS             TOTAL
            ----------------                          --------------            -------------             -----
Lon R. Greenberg                                         90,360 (3)                293,959               384,319

Thomas F. Donovan                                         1,647                          0                 1,647

Richard C. Gozon                                         14,184                      5,000                19,184

James W. Stratton                                         9,880                      5,000                14,880

Stephen A. Van Dyck                                           0                          0                     0

Roger B. Vincent                                          1,000                          0                 1,000

David I. J. Wang                                         21,952                      5,000                26,952

Eugene V.N. Bissell                                       5,815 (4)                  2,000                 7,815

Brendan P. Bovaird                                       13,498 (5)(6)              35,007                48,505

R. Paul Grady                                             8,893                     19,000                27,893

Robert H. Knauss                                          4,504                      1,000                 5,504

Directors and executive officers as a
group (16 persons)                                      195,648 (6)                385,466               581,114


(1)  Sole voting and investment power unless otherwise specified.

(2) Included in the number of shares shown above are Deferred Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Donovan (630), Gozon (7,639), Stratton (8,335) and Wang (7,407).

(3) Mr. Greenberg's beneficial ownership includes 88,220 shares that he holds jointly with his spouse.

(4) Mr. Bissell's beneficial ownership includes 5,353 shares that he holds jointly with his spouse.

(5) Mr. Bovaird's beneficial ownership includes 12,993 shares that he holds jointly with his spouse.

(6) Includes the number of shares represented by units held in the UGI Stock Fund of the UGI Utilities, Inc. and AmeriGas Propane, Inc. 401(k) Employee Savings Plans based on September 30, 1998 Savings Plan statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs.

         The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until September 15, 2002, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,973 in fiscal year 1998. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from October 3, 1998 to November 23, 1998 was 5.875%, representing a 5.25% one-month Offshore Rate, plus an Applicable Margin of
 .625%. See Note 4 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

         The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection therewith, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with general liability, automobile and workers' compensation insurance for up to $500,000 over the Partnership's self-insured retention. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business -- Trade Names; Trade and Service Marks," UGI, Petrolane and the General Partner have licensed the trade names "AmeriGas," "America's Propane Company" and "Petrolane" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 1998, the Partnership paid UGI and its affiliates $10,573,459 for the services and expense reimbursements referred to in this paragraph.

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The financial statements and financial statement schedules incorporated by reference or included in this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules set forth on pages F-2 and F-3 of this report, which is incorporated herein by reference.

         (3) LIST OF EXHIBITS:

         The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

   EXHIBIT NO.                       EXHIBIT                         REGISTRANT             FILING             EXHIBIT
   -----------                       -------                         ----------             ------             -------
       2.1          Merger and Contribution Agreement among            AmeriGas          Registration           10.21
                    AmeriGas Partners, L.P., AmeriGas               Partners, L.P.       Statement on
                    Propane, L.P., New AmeriGas Propane,                                 Form S-4 (No.
                    Inc., AmeriGas Propane, Inc., AmeriGas                                 33-92734)
                    Propane-2, Inc., Cal Gas Corporation of
                    America, Propane Transport, Inc. and
                    NORCO Transportation Company

        2.2         Conveyance and Contribution Agreement              AmeriGas          Registration           10.22
                    among AmeriGas Partners, L.P., AmeriGas         Partners, L.P.       Statement on
                    Propane, L.P. and Petrolane Incorporated                             Form S-4 (No.
                                                                                           33-92734)

        3.1         Amended and Restated Agreement of Limited          AmeriGas            Form 10-K             3.1
                    Partnership of AmeriGas Partners, L.P.          Partners, L.P.         (9/30/95)
                    dated as of September 18, 1995

        3.2         Certificate of Incorporation of AmeriGas           AmeriGas          Registration           3.3
                    Finance Corp.                                   Partners, L.P.       Statement on
                                                                                           Form S-4
                                                                                        (No. 33-92734)

                           INCORPORATION BY REFERENCE

   EXHIBIT NO.                       EXHIBIT                         REGISTRANT             FILING             EXHIBIT
   -----------                       -------                         ----------             ------             -------
       3.3        Bylaws of AmeriGas Finance Corp.                     AmeriGas          Registration            3.4
                                                                    Partners, L.P.       Statement on
                                                                                           Form S-4
                                                                                        (No. 33-92734)

       4.1        Indenture dated as of April 19, 1995 among           AmeriGas            Form 10-Q             4.1
                  AmeriGas Partners, L.P., AmeriGas Finance         Partners, L.P.          3/31/95
                  Corp., and first Union National Bank
                  (formerly, First Fidelity Bank, National
                  Association) as Trustee

       4.2        Specimen Certificate of Notes                        AmeriGas            Form 10-Q             4.2
                                                                    Partners, L.P.         (3/31/95)

       4.3        Registration Rights Agreement dated as of            AmeriGas            Form 10-Q             4.3
                  April 19, 1995 among Donaldson, Lufkin &          Partners, L.P.         (3/31/95)
                  Jenrette Securities Corporation, Smith
                  Barney, Inc., AmeriGas Partners, L.P. and
                  AmeriGas Finance Corp.

       4.4        Note Agreement dated as of April 12, 1995            AmeriGas            Form 10-Q            10.8
                  among The Prudential Insurance Company of         Partners, L.P.         (3/31/95)
                  America, Metropolitan Life Insurance
                  Company, and certain other institutional
                  investors and AmeriGas Propane, L.P., New
                  AmeriGas Propane, Inc. and Petrolane
                  Incorporated

       4.5        First Amendment dated as of September 12,            AmeriGas            Form 10-Q             4.5
                  1997 to Note Agreement dated as of April          Partners, L.P.         (9/30/97)
                  12, 1995

      *4.6        Second Amendment dated as of September 15,
                  1998 to Note Agreement dated as of April
                  12, 1995

      10.1        Amended and Restated Credit Agreement dated          AmeriGas            Form 10-K            10.1
                  as of September 15, 1997 among AmeriGas           Partners, L.P.         (9/30/97)
                  Propane, L.P., AmeriGas Propane, Inc.,
                  Petrolane Incorporated, Bank of America
                  National Trust and Savings Association, as
                  Agent, First Union National Bank, as
                  Syndication Agent and certain banks

                           INCORPORATION BY REFERENCE

   EXHIBIT NO.                       EXHIBIT                         REGISTRANT             FILING             EXHIBIT
   -----------                       -------                         ----------             ------             -------
     *10.2        First Amendment dated as of September 15,
                  1998 to Amended and Restated Credit Agreement

      10.3        Agreement dated as of May 1, 1996 between TE         AmeriGas            Form 10-K            10.2
                  Products Pipeline Company, L.P., and              Partners, L.P.         (9/30/97)
                  AmeriGas Propane, L.P., effective until
                  April 1, 2001

      10.4        Intercreditor and Agency Agreement dated as          AmeriGas            Form 10-Q            10.2
                  of April 19, 1995 among AmeriGas Propane,         Partners, L.P.         (3/31/95)
                  Inc., Petrolane Incorporated, AmeriGas
                  Propane, L.P., Bank of America National
                  Trust and Savings Association ("Bank of
                  America") as Agent, Mellon Bank, N.A. as
                  Cash Collateral Sub-Agent, Bank of America
                  as Collateral Agent and certain creditors of
                  AmeriGas Propane, L.P.

      10.5        General Security Agreement dated as of April         AmeriGas            Form 10-Q            10.3
                  19, 1995 among AmeriGas Propane, L.P., Bank       Partners, L.P.         (3/31/95)
                  of America National Trust and Savings
                  Association and Mellon Bank, N.A.

      10.6        Subsidiary Security Agreement dated as of            AmeriGas            Form 10-Q            10.4
                  April 19, 1995 among AmeriGas Propane, L.P.,      Partners, L.P.         (3/31/95)
                  Bank of America National Trust and Savings
                  Association as Collateral Agent and Mellon
                  Bank, N.A. as Cash Collateral Agent

      10.7        Restricted Subsidiary Guarantee dated as of          AmeriGas            Form 10-Q            10.5
                  April 19, 1995 by AmeriGas Propane, L.P. for      Partners, L.P.         (3/31/95)
                  the benefit of Bank of America National
                  Trust and Savings Association, as Collateral
                  Agent

      10.8        Trademark License Agreement dated April 19,          AmeriGas            Form 10-Q            10.6
                  1995 among UGI Corporation, AmeriGas, Inc.,       Partners, L.P.         (3/31/95)
                  AmeriGas Propane, Inc., AmeriGas Partners,
                  L.P. and AmeriGas Propane, L.P.

      10.9        Trademark License Agreement dated April 19,          AmeriGas            Form 10-Q            10.7
                  1995 among AmeriGas Propane, Inc., AmeriGas       Partners, L.P.         (3/31/95)
                  Partners, L.P. and AmeriGas Propane, L.P.

     10.10        Stock Purchase Agreement dated May 27, 1989,         Petrolane         Registration         10.16(a)
                  as amended and restated July 31, 1989,             Incorporated/        on Form S-1
                  between Texas Eastern Corporation and QFB         AmeriGas, Inc.      (No. 33-69450)
                  Partners

                           INCORPORATION BY REFERENCE

   EXHIBIT NO.                       EXHIBIT                             REGISTRANT             FILING             EXHIBIT
   -----------                       -------                             ----------             ------             -------
     10.11        Amended and Restated Sublease Agreement               UGI Corporation        Form 10-K            10.35
                  dated April 1, 1988, between Southwest Salt                                  (9/30/94)
                  Co. and AP Propane, Inc. (the "Southwest
                  Salt Co. Agreement")

     10.12        Letter dated September 26, 1994 pursuant to           UGI Corporation        Form 10-K            10.36
                  Article 1, Section 1.2 of the Southwest Salt                                 (9/30/94)
                  Co. Agreement re option to renew for period
                  of June 1, 1995 to May 31, 2000

     10.13        Financing Agreement dated as of November 5,              AmeriGas            Form 10-K            10.12
                  1997 between AmeriGas Propane, Inc. and               Partners, L.P.         (9/30/97)
                  AmeriGas Propane, L.P.

     10.14        Agreement by Petrolane Incorporated and                  Petrolane           Form 10-K            10.13
                  certain of its subsidiaries parties thereto            Incorporated          (9/23/94)
                  ("Subsidiaries") for the Sale of the Subsidiaries'
                  Inventory and Assets to the Goodyear Tire & Rubber
                  Company and D.C.H., Inc., as Purchaser, dated as of
                  December 18, 1985

    10.15**       UGI Corporation 1992 Stock Option and                 UGI Corporation        Form 10-Q           10(ee.)
                  Dividend Equivalent Plan, as amended May 19,                                 (6/30/92)
                  1992

    10.16**       UGI Corporation Annual Bonus Plan dated               UGI Corporation        Form 10-Q             10.4
                  March 8, 1996                                                                (6/30/96)

    10.17**       AmeriGas Partners, L.P. Annual Bonus Plan                AmeriGas            Form 10-Q             10.1
                  dated March 8, 1996                                   Partners, L.P.         (6/30/96)

    10.18**       1997 Stock Purchase Loan Plan                         UGI Corporation        Form 10-K            10.16
                                                                                               (9/30/97)

    10.19**       UGI Corporation Senior Executive Employee             UGI Corporation        Form 10-K            10.12
                  Severance Pay Plan effective January 1, 1997                                 (9/30/97)

    10.20**       AmeriGas Propane, Inc. Executive Employee                AmeriGas            Form 10-Q             10.1
                  Severance Pay Plan effective January 1, 1997          Partners, L.P.        (12/31/96)

    10.21**       Amendment No. 1 to AmeriGas Propane, Inc.                AmeriGas            Form 10-Q              10
                  Executive Employee Severance Pay Plan                 Partners, L.P.         (6/30/98)

    10.22**       UGI Corporation 1992 Non-Qualified Stock                 AmeriGas            Form 10-K            10.19
                  Option Plan                                           Partners, L.P.         (9/30/95)

    10.23**       Amendment No. 1 to the UGI Corporation 1992           UGI Utilities,         Form 10-Q              10
                  Non-Qualified Stock Option Plan                            Inc.              (6/30/97)

                           INCORPORATION BY REFERENCE

   EXHIBIT NO.                       EXHIBIT                          REGISTRANT              FILING              EXHIBIT
   -----------                       -------                          ----------              ------              -------
    10.24**       Form of Change of Control Agreement between       UGI Corporation          Form 10-K             10.13
                  UGI Corporation and Lon R. Greenberg                                       (9/30/97)

    10.25**       Form of Change of Control Agreement between       UGI Corporation          Form 10-K             10.15
                  UGI Corporation and Brendan P. Bovaird                                     (9/30/97)

    10.26**       Form of Change of Control Agreement between           AmeriGas             Form 10-K             10.25
                  AmeriGas Propane, Inc. and Messrs. Bissell,        Partners, L.P.          (9/30/97)
                  Grady and Knauss

    10.27**       AmeriGas Propane, Inc. 1997 Long-Term                 AmeriGas             Form 10-K             10.26
                  Incentive Plan effective October 1, 1996           Partners, L.P.          (9/30/97)

    10.28**       AmeriGas Propane, Inc. Supplemental                   AmeriGas             Form 10-K             10.27
                  Executive Retirement Plan effective October        Partners, L.P.          (9/30/97)
                  1, 1996

    10.29**       UGI Corporation 1997 Stock Option and             UGI Corporation          Form 10-Q             10.2
                  Dividend Equivalent Plan                                                   (3/31/97)

    10.30**       UGI Corporation Supplemental Executive            UGI Corporation          Form 10-Q              10
                  Retirement Plan Amended and Restated                                       (6/30/98)
                  effective October 1, 1996

      *13         Pages 2 through 15 of the AmeriGas
                  Partners, L.P. Annual Report for the year ended September 30, 1998

      *21         Subsidiaries of AmeriGas Partners, L.P.

     *27.1        Financial Data Schedule of AmeriGas
                  Partners, L.P.

     *27.2        Financial Data Schedule of AmeriGas Finance
                  Corp.

*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         During the last quarter of the 1998 fiscal year, neither the Partnership nor AmeriGas Finance Corp. filed any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIGAS PARTNERS, L.P.


Date:  December 14, 1998               By:   AmeriGas Propane, Inc.
                                             its General Partner




                                       By:   Martha B. Lindsay
                                             ----------------------------------
                                             Martha B. Lindsay
                                             Vice President - Finance
                                             and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 14, 1998 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.


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

Martha B. Lindsay                                 Vice President - Finance
-----------------------------                     and Chief Financial Officer
Martha B. Lindsay                                 (Principal Financial Officer)

Richard R. Eynon                                  Controller and
-----------------------------                     Chief Accounting Officer
Richard R. Eynon                                  (Principal Accounting Officer)

         SIGNATURE                                            TITLE
         ---------                                            -----


Thomas F. Donovan                                             Director
-----------------------------
Thomas F. Donovan

Richard C. Gozon                                              Director
-----------------------------
Richard C. Gozon


James W. Stratton                                             Director
-----------------------------
James W. Stratton


Stephen A. Van Dyck                                           Director
-----------------------------
Stephen A. Van Dyck


Roger B. Vincent                                              Director
-----------------------------
Roger B. Vincent


David I. J. Wang                                              Director
-----------------------------
David I. J. Wang

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIGAS FINANCE CORP.



Date:  December 14, 1998               By:   Martha B. Lindsay
                                             ----------------------------------
                                             Martha B. Lindsay
                                             Vice President - Finance
                                             and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 14, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


         SIGNATURE                                          TITLE



Lon R. Greenberg                                  President (Principal Executive
-----------------------------                     Officer) and Director
Lon R. Greenberg


Martha B. Lindsay                                 Vice President - Finance
-----------------------------                     and Chief Financial Officer
Martha B. Lindsay                                 (Principal Financial Officer)
                                                  and Director

Richard R. Eynon                                  Controller
-----------------------------                     (Principal Accounting Officer)
Richard R. Eynon


Eugene V. N. Bissell                              Director
-----------------------------
Eugene V. N. Bissell


Brendan P. Bovaird                                Director
-----------------------------
Brendan P. Bovaird

                             AMERIGAS PARTNERS, L.P
                             AMERIGAS FINANCE CORP.





                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 1998

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 13, 1998, listed in the following index, are included in AmeriGas Partners' 1998 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 1998 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                                          Annual Report
                                                                                     Form 10-K           to Unitholders
                                                                                       (page)                (page)
                                                                                       ------                ------
AmeriGas Partners, L.P. and Subsidiaries

Financial Statements:

    Report of Independent Public Accountants                                         Exhibit 13                15

    Consolidated Balance Sheets as of September 30,
       1998 and 1997                                                                 Exhibit 13                 2

    Consolidated Statements of Operations for the years ended September 30,
       1998, 1997 and 1996                                                           Exhibit 13                 3

    Consolidated Statements of Cash Flows for the years ended September 30,
       1998, 1997 and 1996                                                           Exhibit 13                 4

    Consolidated Statements of Partners' Capital for the years ended September
       30, 1998, 1997 and 1996                                                       Exhibit 13                 5

    Notes to Consolidated Financial Statements                                       Exhibit 13               6-13

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

    II - Valuation and Qualifying Accounts                                           S-4 to S-5

         Report of Independent Public Accountants
              on Financial Statement Schedules                                          S-6

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                                     Form 10-K
                                                                                       (page)
                                                                                       ------
AmeriGas Finance Corp.


    Financial Statements:

         Report of Independent Public Accountants                                       F-5

         Balance Sheets as of September 30, 1998 and 1997                               F-6

         Statements of Stockholder's Equity for the years ended September 30,
              1998, 1997 and 1996                                                       F-7

         Note to Financial Statements                                                   F-8



We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                             AMERIGAS FINANCE CORP.


                              FINANCIAL STATEMENTS
              for the years ended September 30, 1998, 1997 and 1996

                             [ARTHUR ANDERSEN LLP]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To AmeriGas Finance Corp.:


We have audited the accompanying balance sheets of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 1998 and 1997, and the related statements of stockholder's equity for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the balance sheets and statements of stockholder's equity referred to above present fairly, in all material respects, the financial position of AmeriGas Finance Corp. as of September 30, 1998 and 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Chicago, Illinois
November 13, 1998

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS


                                                                     September 30,
                                                                   ----------------
ASSETS                                                             1998        1997
                                                                   ----        ----
        Cash                                                      $1,000      $1,000
                                                                  ------      ------
                Total assets                                      $1,000      $1,000
                                                                  ======      ======


STOCKHOLDER'S  EQUITY

        Common stock, $.01 par value; 100 shares authorized;
                100 shares issued and outstanding                 $    1      $    1
        Additional paid-in capital                                   999         999
                                                                  ------      ------
                Total stockholder's equity                        $1,000      $1,000
                                                                  ======      ======

The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY




                                              Additional
                                   Common       Paid-in       Retained
                                    Stock       Capital       Earnings
                                    -----       -------       --------
BALANCE SEPTEMBER 30, 1996          $  1          $999          $--
                                    ----          ----          ---

BALANCE SEPTEMBER 30, 1997             1           999           --
                                    ----          ----          ---

BALANCE SEPTEMBER 30, 1998          $  1          $999          $--
                                    ====          ====          ===

The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)





                                                            September 30,
                                                         --------------------
                                                         1998            1997
                                                         ----            ----
ASSETS

Accounts receivable                                    $  5,093        $  5,063
Investment in AmeriGas Propane, L.P.                    396,844         494,233
Deferred charges                                          2,609           2,911
                                                       --------        --------

        Total assets                                   $404,546        $502,207
                                                       ========        ========



LIABILITIES  AND  PARTNERS'  CAPITAL

Accounts payable                                       $     30        $     29
Accrued interest                                          4,641           4,641
                                                       --------        --------

        Total current liabilities                         4,671           4,670

Long-term debt                                          100,000         100,000

Partners' capital:
        Common unitholders                              157,866         208,253
        Subordinated unitholders                        139,012         185,310
        General partner                                   2,997           3,974
                                                       --------        --------

        Total partners' capital                         299,875         397,537
                                                       --------        --------

        Total liabilities and partners' capital        $404,546        $502,207
                                                       ========        ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)



                                                                     Year
                                                                     Ended
                                                                  September 30,
                                                     ---------------------------------------
                                                     1998             1997              1996
                                                     ----             ----              ----
Operating income (expenses)                        $     30         $    (29)        $    (36)
Equity in  income of AmeriGas Propane, L.P.          31,802           54,439           20,676
Interest expense                                    (10,430)         (10,430)         (10,402)
                                                   --------         --------         --------

Net income                                         $ 21,402         $ 43,980         $ 10,238
                                                   ========         ========         ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)



                                                                                 Year
                                                                                 Ended
                                                                              September 30,
                                                                 ----------------------------------------
                                                                 1998             1997               1996
                                                                 ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                             $  21,402         $  43,980         $  10,238
       Reconciliation of net income to net cash from
         operating activities:
          Equity in income of AmeriGas Propane, L.P.            (31,802)          (54,438)          (20,676)
          Increase in accounts receivable                           (30)             --                (113)
          Increase (decrease) in accounts payable                     1               (37)               35
          Increase in accrued interest                             --                --                  85
          Amortization of deferred debt issuance costs              305               306               305
                                                              ---------         ---------         ---------
            Net cash used by operating activities               (10,124)          (10,189)          (10,126)
                                                              ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Contribution to AmeriGas Propane, L.P.                       (12)              (26)             --
       Distributions from AmeriGas Propane, L.P.                103,184           103,050           102,853
                                                              ---------         ---------         ---------
            Net cash provided by investing activities           103,172           103,024           102,853
                                                              ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions                                            (93,060)          (92,861)          (92,727)
       Capital contribution from General Partner                     12                26              --
                                                              ---------         ---------         ---------
            Net cash used by financing activities               (93,048)          (92,835)          (92,727)
                                                              ---------         ---------         ---------



Change in cash and cash equivalents                           $    --           $    --           $    --
                                                              =========         =========         =========

CASH AND CASH EQUIVALENTS:
       End of period                                          $    --           $    --           $    --
       Beginning of period                                         --                --                --
                                                              ---------         ---------         ---------
            Change                                            $    --           $    --           $    --
                                                              =========         =========         =========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)






                                                                             Charged
                                                            Balance at     (credited)                            Balance at
                                                            beginning      to costs and                            end of
                                                             of year         expenses           Other               year
                                                             -------         --------           -----               ----
YEAR ENDED SEPTEMBER 30, 1998

Reserves deducted from assets in the consolidated balance sheet:

      Allowance for doubtful accounts                        $  7,875        $  4,287         $ (5,730)(1)        $  6,432
                                                             ========                                             ========

      Allowance for amortization of other
          deferred costs                                     $    414        $    170         $   --              $    584
                                                             ========                                             ========

      Allowance for amortization of deferred
          financing costs                                    $  3,791        $  1,616         $   --              $  5,407
                                                             ========                                             ========

Other reserves:

      Self-insured property and casualty liability           $ 41,856        $ 10,606         $(10,620)(2)        $ 41,842
                                                             ========                                             ========


      Insured property and casualty liability                $  1,801        $  2,851         $   (352)(2)        $  4,300
                                                             ========                                             ========

      Environmental and other                                $ 19,133        $ (4,046)        $ (1,920)(2)        $ 13,167
                                                             ========                                             ========


YEAR ENDED SEPTEMBER 30, 1997

Reserves deducted from assets in the consolidated balance sheet:

      Allowance for doubtful accounts                        $  6,579        $  6,986         $ (5,690)(1)        $  7,875
                                                             ========                                             ========

      Allowance for amortization of other
          deferred costs                                     $    244        $    170         $   --              $    414
                                                             ========                                             ========

      Allowance for amortization of deferred
          financing costs                                    $  2,238        $  1,553         $   --              $  3,791
                                                             ========                                             ========

Other reserves:

      Self-insured property and casualty liability           $ 42,332        $  9,421         $ (9,897)(2)        $ 41,856
                                                             ========                                             ========


      Insured property and casualty liability                $ 19,024        $  3,345         $(20,568)(2)        $  1,801
                                                             ========                                             ========

      Environmental and other                                $ 15,629        $  4,565         $ (1,126)(2)        $ 19,133
                                                             ========                                             ========
                                                                                                    65 (3)

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)






                                                                                Charged
                                                               Balance at      (credited)                          Balance at
                                                               beginning      to costs and                           end of
                                                                of year         expenses          Other               year
                                                                -------         --------          -----               ----
YEAR ENDED SEPTEMBER 30, 1996

Reserves deducted from assets in the consolidated balance sheet:

      Allowance for doubtful accounts                           $  4,647        $  5,568         $ (3,636)(1)        $  6,579
                                                                ========                                             ========

      Allowance for amortization of other
          deferred costs                                        $     74        $    170         $   --              $    244
                                                                ========                                             ========

      Allowance for amortization of deferred
          financing costs                                       $    690        $  1,548         $   --              $  2,238
                                                                ========                                             ========

Other reserves:

      Self-insured property and casualty liability              $ 43,908        $ 12,401         $(13,977)(2)        $ 42,332
                                                                ========                                             ========

      Insured property and casualty liability                   $ 12,246        $  6,778         $   --              $ 19,024
                                                                ========                                             ========

      Environmental and other                                   $ 25,591        $ (7,127)        $ (2,645)(2)        $ 15,629
                                                                ========                                             ========
                                                                                                     (190)(3)

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Payments.
(3)   Other adjustments.

                             [ARTHUR ANDERSEN LLP]




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the AmeriGas Partners, L.P. annual report to unitholders for the year ended September 30, 1998, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 13, 1998. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the index on page F-2 are the responsibility of the management of AmeriGas Propane, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN LLP

Chicago, Illinois
November 13, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION


4.6 Second Amendment dated as of September 15, 1998 to Note Agreement dated as of April 12, 1995

10.2 First Amendment dated as of September 15, 1998 to Amended and Restated Credit Agreement dated as of September 15, 1997

13                         Pages 2 to 15 of the AmeriGas Partners, L.P. 1998
                           Annual Report

21                         Subsidiaries of AmeriGas Partners, L.P.

27.1                       Financial Data Schedule of AmeriGas Partners, L.P.

27.2                       Financial Data Schedule of AmeriGas Finance Corp.