Form 10-Q
period 1998-12-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1999-02-16
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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
              (Registrants' telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
       At January 31, 1999, the registrants had units and shares of common stock outstanding as follows:

         AmeriGas Partners, L.P. - 22,105,993 Common Units
                                   19,782,146 Subordinated Units

         AmeriGas Finance Corp. -  100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                   PAGES

PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of December 31, 1998,
                  September 30, 1998 and December 31, 1997                                           1

                Condensed Consolidated Statements of Operations for the three
                  and twelve months ended December 31, 1998 and 1997                                 2

                Condensed Consolidated Statements of Cash Flows for the three
                  and twelve months ended December 31, 1998 and 1997                                 3

                Condensed Consolidated Statement of Partners' Capital for the
                  three months ended December 31, 1998                                               4

                Notes to Condensed Consolidated Financial Statements                               5 - 7

             AmeriGas Finance Corp.

                Balance Sheets as of December 31, 1998 and September 30, 1998                        8

                Note to Balance Sheets                                                               9

    Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                              10 - 16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           16 - 17

PART II  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                       17

    Signatures                                                                                      18

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                             December 31,        September 30,       December 31,
                                                                                 1998                1998                1997
                                                                           ----------------     ---------------    ----------------
ASSETS
Current assets:

     Cash and cash equivalents                                             $        14,070      $        8,873     $        24,375
     Accounts receivable (less allowances for doubtful accounts
        of $6,599, $6,432, and $8,072, respectively)                                86,857              58,778             118,331
     Inventories                                                                    43,250              49,394              78,746
     Prepaid expenses and other current assets                                      15,032              16,301              11,721
                                                                           ----------------     ---------------    ----------------
        Total current assets                                                       159,209             133,346             233,173

Property, plant and equipment (less accumulated depreciation and
     amortization of $214,526, $205,083, and $175,832, respectively)               440,391             442,042             444,727
Intangible assets (less accumulated amortization of $147,450,
     $141,382, and $122,831, respectively)                                         625,180             629,355             672,123
Other assets                                                                        13,048              12,473              13,740
                                                                           ----------------     ---------------    ----------------
        Total assets                                                       $     1,237,828      $    1,217,216     $     1,363,763
                                                                           ================     ===============    ================


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                  $         6,194      $        6,068     $         6,544
     Bank loans                                                                     62,000              10,000              75,000
     Accounts payable - trade                                                       44,018              34,075              53,544
     Accounts payable - related parties                                              2,206               6,799               3,396
     Other current liabilities                                                      82,514             103,355              70,177
                                                                           ----------------     ---------------    ----------------
        Total current liabilities                                                  196,932             160,297             208,661

Long-term debt                                                                     693,634             702,926             696,263
Other noncurrent liabilities                                                        48,985              50,069              51,784

Commitments and contingencies

Minority interest                                                                    4,019               4,049               5,115


Partners' capital                                                                  294,258             299,875             401,940
                                                                           ----------------     ---------------    ----------------
        Total liabilities and partners' capital                            $     1,237,828      $    1,217,216     $     1,363,763
                                                                           ================     ===============    ================



The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                                    Three Months Ended                   Twelve Months Ended
                                                                       December 31,                         December 31,
                                                            --------------------------------     --------------------------------
                                                                 1998              1997              1998              1997
                                                            ----------------    ------------     -------------    ---------------

Revenues:
     Propane                                                $       212,145     $   277,523      $    769,249     $      939,829
     Other                                                           25,639          25,400            79,990             80,803
                                                            ----------------    ------------     -------------    ---------------
                                                                    237,784         302,923           849,239          1,020,632
                                                            ----------------    ------------     -------------    ---------------

Costs and expenses:
     Cost of sales - propane                                         93,434         151,633           352,514            523,667
     Cost of sales - other                                           11,094          11,527            32,614             35,157
     Operating and administrative expenses                           83,590          80,867           322,943            313,652
     Depreciation and amortization                                   15,578          15,582            63,221             62,086
     Other income, net                                                 (704)           (723)             (726)           (10,641)
                                                            ----------------    ------------     -------------    ---------------
                                                                    202,992         258,886           770,566            923,921
                                                            ----------------    ------------     -------------    ---------------

Operating income                                                     34,792          44,037            78,673             96,711
Interest expense                                                    (16,664)        (16,950)          (65,903)           (65,902)
                                                            ----------------    ------------     -------------    ---------------
Income before income taxes                                           18,128          27,087            12,770             30,809
Income tax (expense) benefit                                           (266)           (340)               71                 88
Minority interest                                                      (207)           (296)             (235)              (417)
                                                            ----------------    ------------     -------------    ---------------
Net income                                                  $        17,655     $    26,451      $     12,606     $       30,480
                                                            ================    ============     =============    ===============


General partner's interest in net income                    $           177     $       265      $        126     $          305
                                                            ================    ============     =============    ===============

Limited partners' interest in net income                    $        17,478     $    26,186      $     12,480     $       30,175
                                                            ================    ============     =============    ===============


Income per limited partner unit                             $          0.42     $      0.63      $       0.30     $         0.72
                                                            ================    ============     =============    ===============



Average limited partner units outstanding (thousands)                41,888          41,881            41,888             41,836
                                                            ================    ============     =============    ===============





The accompanying notes are an integral part of these financial statements.

                            AMERIGAS PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)

                                                                      Three Months Ended                Twelve Months Ended
                                                                         December 31,                       December 31,
                                                               --------------------------------    -------------------------------
                                                                   1998               1997            1998               1997
                                                               -------------      -------------    ------------      -------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                $     17,655       $     26,451     $    12,606       $     30,480
     Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
            Depreciation and amortization                            15,578             15,582          63,221             62,086
            Other, net                                                 (117)             1,687          (4,629)             4,056
                                                               -------------      -------------    ------------      -------------
                                                                     33,116             43,720          71,198             96,622
            Net change in:
                Accounts receivable                                 (29,025)           (41,131)         28,010             28,123
                Inventories and prepaid propane purchases             7,220              8,064          35,930             15,547
                Accounts payable                                      5,529              1,846         (10,504)           (26,398)
                Other current assets and liabilities                (21,596)           (19,349)         10,378             (1,012)
                                                               -------------      -------------    ------------      -------------
        Net cash provided (used) by operating activities             (4,756)            (6,850)        135,012            112,882
                                                               -------------      -------------    ------------      -------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                  (7,228)            (6,987)        (31,818)           (24,904)
     Proceeds from disposals of assets                                  935                667           5,421             10,537
     Acquisitions of businesses, net of cash acquired                (2,367)            (1,388)         (9,055)           (12,096)
                                                               -------------      -------------    ------------      -------------
        Net cash used by investing activities                        (8,660)            (7,708)        (35,452)           (26,463)
                                                               -------------      -------------    ------------      -------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                                  (23,272)           (23,246)        (93,085)           (92,923)
     Minority interest activity                                        (237)              (237)         (1,040)            (1,024)
     Increase (decrease) in bank loans                               52,000             47,000         (13,000)            (2,000)
     Issuance of long-term debt                                           -             13,000          10,000             14,131
     Repayment of long-term debt                                     (9,878)            (1,653)        (12,752)            (3,943)
     Capital contribution from General Partner                            -                  -              12                 26
                                                               -------------      -------------    ------------      -------------
        Net cash provided (used) by financing activities             18,613             34,864        (109,865)           (85,733)
                                                               -------------      -------------    ------------      -------------


Cash and cash equivalents increase (decrease)                  $      5,197       $     20,306     $   (10,305)      $        686
                                                               =============      =============    ============      =============

CASH  AND  CASH  EQUIVALENTS:
     End of period                                             $     14,070       $     24,375     $    14,070       $     24,375
     Beginning of period                                              8,873              4,069          24,375             23,689
                                                               -------------      -------------    ------------      -------------
        Increase (decrease)                                    $      5,197       $     20,306     $   (10,305)      $        686
                                                               =============      =============    ============      =============

The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)


                                            Number of units                                                               Total
                                 ----------------------------------                                       General        partners'
                                     Common          Subordinated       Common        Subordinated        partner         capital
                                 ---------------    ---------------    -----------   ---------------    ------------    ------------

BALANCE SEPTEMBER 30, 1998           22,105,993         19,782,146     $  157,866     $     139,012     $     2,997     $   299,875

   Net income                                                               9,224             8,254             177          17,655

   Distributions                                                          (12,159)          (10,880)           (233)        (23,272)
                                 ---------------    ---------------    -----------   ---------------    ------------    ------------
BALANCE DECEMBER 31, 1998            22,105,993         19,782,146     $  154,931     $     136,386     $     2,941     $   294,258
                                 ===============    ===============    ===========   ===============    ============    ============

The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. (AmeriGas Partners), its subsidiary AmeriGas Propane, L.P. (the "Operating Partnership"), and their corporate subsidiaries, together referred to in this report as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in the Operating Partnership as a minority interest in the condensed consolidated financial statements. Certain prior-period balances have been reclassified to conform with the current period presentation.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 1998. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         During the quarter ended December 31, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. The Partnership's comprehensive income was the same as its net income for all periods presented.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         During the quarter ended December 31, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS 131, we examined the way we organize our business internally for making operating decisions and assessing business performance. Based on this examination, we have determined that we have a single reportable operating segment which engages in the distribution of propane and related equipment and supplies.

         No single customer represents 1% or more of consolidated revenues. In addition, virtually all of the Partnership's revenues are derived from sources within the U.S., and virtually all of its long-lived assets are located in the U.S.

2.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $49,761 and $48,408 during the three months ended December 31, 1998 and 1997, respectively. During the twelve months ended December 31, 1998 and 1997, such expenses totaled $186,270 and $179,798, respectively. In addition, UGI Corporation (UGI) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. During the three months ended December 31, 1998 and 1997, such corporate expenses totaled $1,348 and $1,452, respectively. During the twelve months ended December 31, 1998 and 1997, such corporate expenses totaled $5,831 and $6,528, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated (Petrolane), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Lease payments under these leases total approximately $51,000 at December 31, 1998. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. (Shell) for various scheduled claims that were pending against Tropigas de Puerto Rico (Tropigas). Petrolane had entered into this indemnification agreement in conjunction with its sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions aggregating at least $68,000, remain pending.

         In addition to these matters, there are other pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position but could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                  (unaudited)

                                                                  December 31,        September 30,
                                                                      1998                1998
                                                                  ------------        -------------

ASSETS

      Cash                                                            $ 1,000              $ 1,000
                                                                  ------------        -------------
           Total assets                                               $ 1,000              $ 1,000
                                                                  ============        =============

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                     $     1              $     1
      Additional paid-in capital                                          999                  999
                                                                  ------------        -------------
           Total stockholder's equity                                 $ 1,000              $ 1,000
                                                                  ============        =============










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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended December 31, 1998 (1998 three-month period) with the three months ended December 31, 1997 (1997 three-month period) and (2) the twelve months ended December 31, 1998 (1998 twelve-month period) with the twelve months ended December 31, 1997 (1997 twelve-month period). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

-----------------------------------------------------------------------------------------------------------------
                                                                                               Increase
Three Months Ended December 31,                       1998                1997                (Decrease)
-----------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):

      Retail                                         220.7              248.6             (27.9)       (11.2)%
      Wholesale                                       48.1               82.7             (34.6)       (41.8)%
                                                    ------             ------             -----
                                                     268.8              331.3             (62.5)       (18.9)%
                                                    ======             ======             =====

Revenues:

      Retail propane                                $193.7             $240.2            $(46.5)       (19.4)%
      Wholesale propane                               18.4               37.3             (18.9)       (50.7)%
      Other                                           25.7               25.4                .3          1.2%
                                                    ------             ------            ------
                                                    $237.8             $302.9            $(65.1)       (21.5)%
                                                    ======             ======            ======

Total margin                                        $133.3             $139.8            $ (6.5)        (4.6)%
EBITDA (a)                                          $ 50.4             $ 59.6            $ (9.2)       (15.4)%
Operating income                                    $ 34.8             $ 44.0            $ (9.2)       (20.9)%
-----------------------------------------------------------------------------------------------------------------

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

Retail volumes sold during the 1998 three-month period were lower than the prior-year period due primarily to significantly warmer weather. Based upon degree day information obtained from

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S., weather during the three months ended December 31, 1998 was 11.0% warmer than normal and 12.2% warmer than the same period last year. Although weather-sensitive heating volumes declined the most, agricultural volumes were also down as a result of the warmer than normal weather and a dry autumn which reduced demand for crop drying. Wholesale volumes of propane sold were lower in the 1998 three-month period due to reduced low margin sales of storage inventories and, to a lesser extent, the effects of the warmer weather.

Total revenues from retail propane sales decreased $46.5 million during the 1998 three-month period reflecting (1) a $27.0 million decrease as a result of the lower volumes sold and (2) a $19.5 million decrease from a reduction in average selling prices. Wholesale revenues declined $18.9 million during the 1998 three-month period due to (1) a $15.6 million reduction from the lower volumes sold and (2) a $3.3 million decrease from lower average selling prices. The lower average retail and wholesale selling prices were due to significantly lower propane product costs.

Total margin decreased $6.5 million in the 1998 three-month period as a result of the lower retail volumes sold. The decline in total margin resulting from the lower sales was partially offset by higher average retail unit margins. The higher average retail unit margins reflect lower propane product costs during the three months ended December 31, 1998.

The decrease in EBITDA and operating income in the 1998 three-month period primarily reflects (1) the decline in total margin and (2) modestly higher operating expenses. Operating expenses were $83.6 million during the three months ended December 31, 1998 compared with $80.9 million in the same period last year. The increase in operating expenses principally resulted from (1) higher compensation and benefit expenses and (2) higher vehicle repair and lease expense.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

-----------------------------------------------------------------------------------------------------------------
                                                                                              Increase
Twelve Months Ended December 31,                     1998               1997                 (Decrease)
-----------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):

     Retail                                          757.4              804.3            (46.9)        (5.8)%
     Wholesale                                       170.5              232.7            (62.2)       (26.7)%
                                                   -------           --------          -------
                                                     927.9            1,037.0           (109.1)       (10.5)%
                                                   =======           ========          =======

Revenues:
     Retail propane                                $ 699.6          $   822.5          $(122.9)       (14.9)%
     Wholesale propane                                69.6              117.3            (47.7)       (40.7)%
     Other                                            80.0               80.8              (.8)        (1.0)%
                                                   -------          ---------          -------
                                                   $ 849.2          $ 1,020.6          $(171.4)       (16.8)%
                                                   =======          =========          =======

Total margin                                       $ 464.1          $   461.8          $   2.3           .5%
EBITDA                                             $ 141.9          $   158.8          $ (16.9)       (10.6)%
Operating income                                   $  78.7          $    96.7          $ (18.0)       (18.6)%
-----------------------------------------------------------------------------------------------------------------

We sold fewer retail gallons of propane in the 1998 twelve-month period due to significantly warmer temperatures during the peak heating-season months (comprising January through March and November through December). Based upon degree day information provided by NOAA for 335 airports in the continental U.S., temperatures during these peak heating-season months in the 1998 twelve-month period were 13.1% warmer than normal and 9.4% warmer than the same period last year. Wholesale volumes of propane sold were lower in the 1998 twelve-month period due to reduced sales of storage inventories.

Total revenues from retail propane sales declined $122.9 million in the twelve months ended December 31, 1998. The decrease reflects (1) a $74.9 million decrease as a result of lower average retail propane selling prices and (2) a $48.0 million reduction as a result of the lower volumes sold. Wholesale revenues were $47.7 million lower than those in the prior-year period due to (1) a $31.4 million decrease resulting from the lower volumes sold and (2) a $16.3 million decline from lower average selling prices. The lower average retail and wholesale selling prices reflect significantly lower propane product costs.

Total margin increased $2.3 million in the 1998 twelve-month period, notwithstanding the decline in retail volumes, primarily due to higher average retail unit margins. Average retail unit margins

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


were greater during the 1998 twelve-month period principally as a result of the lower propane product costs.

Although total margin during the 1998 twelve-month period was greater than the prior-year period, EBITDA and operating income declined primarily due to (1) lower other income and (2) higher operating and administrative expenses. Other income in the 1998 twelve-month period includes a $4.0 million loss from two interest rate protection agreements. We entered into these agreements to reduce interest rate exposure associated with an anticipated refinancing of the Operating Partnership's Acquisition Facility in late fiscal 1998. When we postponed the refinancing due to volatility in the corporate debt markets in the fourth quarter of fiscal 1998, we recorded a loss on the interest rate protection agreements because they no longer qualified for hedge accounting treatment. Other income in the 1997 twelve-month period includes (1) $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc., (2) higher customer finance charges and (3) higher interest income. Operating and administrative expenses were $322.9 million in the 1998 twelve-month period compared with $313.7 million in the same period last year. The increase in operating expenses is primarily due to (1) incremental expenses associated with acquisitions and new business activities (including start-up locations and our PPX Prefilled Propane Xchange(R) program) and (2) higher compensation and benefit expenses.


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at December 31, 1998 totaled $761.8 million compared with $719.0 million at September 30, 1998. The increase in debt principally reflects a $43 million seasonal increase in net borrowings under the Operating Partnership's Bank Credit Agreement.

During the three months ended December 31, 1998, the Partnership declared and paid the minimum quarterly distribution of $.55 (the "MQD") on all units for the quarter ended September 30, 1998. The MQD for the quarter ended December 31, 1998 will be paid on February 18, 1999 to holders of record on February 10, 1999 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CONVERSION OF SUBORDINATED UNITS

The subordination period applicable to the Subordinated Units will extend until the first day of any quarter beginning on or after April 1, 2000, provided that certain cash performance and distribution requirements are met. However, 4,945,537 Subordinated Units may convert into Common Units on the first day after the record date for distributions based upon any quarter ending on or after March 31, 1998, and an additional 4,945,537 may convert on the first day after the record date for distributions based upon any quarter ending on or after March 31, 1999, if certain cash performance and distribution requirements are met. The cash performance requirements for conversion have not been met to date. They are dependent upon many factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Management believes, however, that it is reasonably possible that 9,891,074 Subordinated Units will convert into Common Units during fiscal 1999.

CASH FLOWS

Cash and cash equivalents totaled $14.1 million at December 31, 1998 compared with $8.9 million at September 30, 1998. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1998 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $(4.8) million during the three months ended December 31, 1998 compared with $(6.9) million during the prior-year period. The decrease in cash used for operating activities reflects the warmer weather's impact on cash needed to fund operating working capital. Changes in operating working capital during the three months ended December 31, 1998 required $37.9 million of operating cash flow while changes in operating working capital during the three months ended December 31, 1997 required $50.6 million of operating cash flow. Cash flow from operating activities before changes in working capital was $33.1 million in the three months ended December 31, 1998 compared with $43.7 million during the three months ended December 31, 1997 reflecting the decrease in the Partnership's operating results.

INVESTING ACTIVITIES. We spent $7.2 million for property, plant and equipment (including maintenance capital expenditures of $2.5 million) during the three months ended December 31, 1998 compared with $7.0 million (including maintenance capital expenditures of $2.4 million) in the prior-year period. During the three months ended December 31, 1998, we acquired several propane businesses for an

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


aggregate $2.4 million in cash. During the three months ended December 31, 1997, we made acquisition-related cash payments of $1.4 million.

FINANCING ACTIVITIES. During the three-month periods ended December 31, 1998 and 1997, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During the three months ended December 31, 1998, we made $9.9 million of long-term debt repayments principally reflecting prepayments of the Operating Partnership's Acquisition Facility. The Operating Partnership borrowed $52 million under its Revolving Credit Facility during the 1998 three-month period principally to meet seasonal working capital needs and to fund the Partnership's distribution payments. During the 1997 three-month period, the Operating Partnership borrowed $47 million under the Revolving Credit Facility and $13 million under the Acquisition Facility.

YEAR 2000 MATTERS

The Year 2000 ("Y2K") issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs, computer-controlled systems and equipment with embedded software may recognize date fields using "00" as the year 1900 rather than the year 2000. If uncorrected, miscalculations and possible computer-based system failures could result which might disrupt business operations. We are designating the following information as our "Year 2000 Readiness Disclosure."

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

We have successfully modified or replaced all of our critical IT systems, including the installation of our integrated financial system software. These systems include our customer information and data systems and our financial systems including payroll and the fuel accounting supply and transportation system. We currently anticipate that any required modification to our critical non-IT systems will be completed by March 31, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for propane and changes in long-term interest rates.

                             AMERIGAS PARTNERS, L.P.

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

At December 31, 1998, the impact on the fair value of the Partnership's market risk sensitive instruments resulting from (1) a 5 cent a gallon decline in the market price of propane and (2) a 50 basis point decline in interest rates on U.S. treasury notes, would not be materially different than that reported in the Partnership's 1998 Annual Report on Form 10-K.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      List of Exhibits

              27.1  Financial Data Schedule of AmeriGas Partners, L.P.

              27.2  Financial Data Schedule of AmeriGas Finance Corp.

     (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended December 31, 1998.

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


Date:  February 11, 1999                By:      Martha B. Lindsay
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


Date:  February 11, 1999                By:      Martha B. Lindsay
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