Form 10-Q
period 1999-03-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1999-05-14
CIK 932628, 945792

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At April 30, 1999, the registrants had units and shares of common stock outstanding as follows:

         AmeriGas Partners, L.P. - 22,105,993 Common Units
                                   19,782,146 Subordinated Units
         AmeriGas Finance Corp. -  100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                    PAGES
                                                                                    -----
PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of March 31, 1999,
                  September 30, 1998 and March 31, 1998                                1

                Condensed Consolidated Statements of Operations for the three,
                  six and twelve months ended March 31, 1999 and 1998                  2

                Condensed Consolidated Statements of Cash Flows for the six
                  and twelve months ended March 31, 1999 and 1998                      3

                Condensed Consolidated Statement of Partners' Capital for the
                  six months ended March 31, 1999                                      4

                Notes to Condensed Consolidated Financial Statements               5 - 7

             AmeriGas Finance Corp.

                Balance Sheets as of March 31, 1999 and September 30, 1998             8

                Note to Balance Sheets                                                 9

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                            10 - 18

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18 - 19

PART II  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                         19

    Signatures                                                                        20

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                        March 31,   September 30,   March 31,
                                                                          1999           1998         1998
                                                                       ----------   -------------  ----------
ASSETS
Current assets:
     Cash and cash equivalents                                         $   16,453    $    8,873    $   16,019
     Accounts receivable (less allowances for doubtful accounts
         of $8,115, $6,432, and $9,619, respectively)                      93,963        58,778       100,466
     Inventories                                                           37,042        49,394        53,005
     Prepaid expenses and other current assets                             17,139        16,301        11,698
                                                                       ----------    ----------    ----------
         Total current assets                                             164,597       133,346       181,188

Property, plant and equipment (less accumulated depreciation and
     amortization of $223,846, $205,083, and $184,349, respectively)      438,241       442,042       445,853
Intangible assets (less accumulated amortization of $153,535,
     $141,382, and $129,143, respectively)                                619,752       629,355       667,746
Other assets                                                               11,712        12,473        13,356
                                                                       ----------    ----------    ----------
         Total assets                                                  $1,234,302    $1,217,216    $1,308,143
                                                                       ==========    ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                              $    5,190    $    6,068    $    6,470
     Bank loans                                                             5,000        10,000            --
     Accounts payable - trade                                              39,680        34,075        39,939
     Accounts payable - related parties                                     2,283         6,799         6,875
     Other current liabilities                                             90,766       103,355        82,992
                                                                       ----------    ----------    ----------
         Total current liabilities                                        142,919       160,297       136,276

Long-term debt                                                            714,742       702,926       695,195
Other noncurrent liabilities                                               45,941        50,069        50,444

Commitments and contingencies

Minority interest                                                           4,321         4,049         5,283

Partners' capital                                                         326,379       299,875       420,945
                                                                       ----------    ----------    ----------
         Total liabilities and partners' capital                       $1,234,302    $1,217,216    $1,308,143
                                                                       ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                       Three Months Ended         Six Months Ended         Twelve Months Ended
                                             March 31,                 March 31,                 March 31,
                                     ----------------------    ----------------------    ----------------------
                                        1999         1998         1999         1998         1999         1998
                                     ---------    ---------    ---------    ---------    ---------    ---------
Revenues:
     Propane                         $ 284,276    $ 287,654    $ 496,421    $ 565,177    $ 765,871    $ 874,881
     Other                              20,649       18,528       46,288       43,928       82,111       80,784
                                     ---------    ---------    ---------    ---------    ---------    ---------
                                       304,925      306,182      542,709      609,105      847,982      955,665
                                     ---------    ---------    ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales - propane           120,450      138,337      213,884      289,970      334,627      454,195
     Cost of sales - other               8,345        8,461       19,439       19,988       32,498       35,614
     Operating and administrative
          expenses                      88,740       85,573      172,330      166,440      326,110      318,143
     Depreciation and amortization      16,444       15,669       32,022       31,251       63,996       62,241
     Other income, net                  (1,300)      (1,243)      (2,004)      (1,966)        (783)      (4,830)
                                     ---------    ---------    ---------    ---------    ---------    ---------
                                       232,679      246,797      435,671      505,683      756,448      865,363
                                     ---------    ---------    ---------    ---------    ---------    ---------

Operating income                        72,246       59,385      107,038      103,422       91,534       90,302
Interest expense                       (16,409)     (16,864)     (33,073)     (33,814)     (65,448)     (65,865)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes              55,837       42,521       73,965       69,608       26,086       24,437
Income tax (expense) benefit               145          213         (121)        (127)           3          164
Minority interest                         (591)        (458)        (798)        (754)        (368)        (353)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Net income                           $  55,391    $  42,276    $  73,046    $  68,727    $  25,721    $  24,248
                                     =========    =========    =========    =========    =========    =========

General partner's interest in
     net income                      $     554    $     423    $     730    $     687    $     257    $     242
                                     =========    =========    =========    =========    =========    =========

Limited partners' interest in
     net income                      $  54,837    $  41,853    $  72,316    $  68,040    $  25,464    $  24,006
                                     =========    =========    =========    =========    =========    =========

Income per limited partner unit      $    1.31    $    1.00    $    1.73    $    1.62    $    0.61    $    0.57
                                     =========    =========    =========    =========    =========    =========

Average limited partner units
     outstanding (thousands)            41,888       41,888       41,888       41,884       41,888       41,863
                                     =========    =========    =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                               Six Months Ended        Twelve Months Ended
                                                                   March 31,                 March 31,
                                                            ----------------------    ----------------------
                                                               1999         1998         1999         1998
                                                            ---------    ---------    ---------    ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                             $  73,046    $  68,727    $  25,721    $  24,248
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                      32,022       31,251       63,996       62,241
            Other, net                                          3,673        2,079       (1,231)       5,960
                                                            ---------    ---------    ---------    ---------
                                                              108,741      102,057       88,486       92,449
            Net change in:
                Accounts receivable                           (37,433)     (24,892)       3,363       24,107
                Inventories and prepaid propane purchases      13,164       33,908       16,030       (4,611)
                Accounts payable                                1,171       (8,281)      (4,735)        (951)
                Other current assets and liabilities          (20,017)      (6,820)        (572)      (4,067)
                                                            ---------    ---------    ---------    ---------
         Net cash provided by operating activities             65,626       95,972      102,572      106,927
                                                            ---------    ---------    ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment           (15,838)     (15,401)     (32,014)     (28,143)
     Proceeds from disposals of assets                          2,291        1,502        5,942        3,745
     Acquisitions of businesses, net of cash acquired          (2,968)      (5,622)      (5,422)     (14,501)
                                                            ---------    ---------    ---------    ---------
         Net cash used by investing activities                (16,515)     (19,521)     (31,494)     (38,899)
                                                            ---------    ---------    ---------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                            (46,542)     (46,517)     (93,085)     (93,010)
     Minority interest activity                                  (528)        (528)      (1,039)      (1,054)
     Increase (decrease) in bank loans                         (5,000)     (28,000)       5,000       (7,000)
     Issuance of long-term debt                                73,007       13,000       83,007       14,131
     Repayment of long-term debt                              (62,468)      (2,456)     (64,539)      (4,043)
     Capital contribution from General Partner                     --           --           12           --
                                                            ---------    ---------    ---------    ---------
         Net cash used by financing activities                (41,531)     (64,501)     (70,644)     (90,976)
                                                            ---------    ---------    ---------    ---------

Cash and cash equivalents increase (decrease)               $   7,580    $  11,950    $     434    $ (22,948)
                                                            =========    =========    =========    =========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                          $  16,453    $  16,019    $  16,453    $  16,019
     Beginning of period                                        8,873        4,069       16,019       38,967
                                                            ---------    ---------    ---------    ---------
         Increase (decrease)                                $   7,580    $  11,950    $     434    $ (22,948)
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

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                     Number of units                                               Total
                              --------------------------                               General   partners'
                                Common      Subordinated    Common      Subordinated   partner    capital
                              ----------    ------------   ---------    ------------   -------   --------
BALANCE SEPTEMBER 30, 1998    22,105,993     19,782,146    $ 157,866      $ 139,012     $2,997   $299,875

     Net income                                               38,164         34,152        730     73,046

     Distributions                                           (24,317)       (21,760)      (465)   (46,542)
                             -----------    -----------    ---------      ---------     ------   --------
BALANCE MARCH 31, 1999        22,105,993     19,782,146    $ 171,713      $ 151,404     $3,262   $326,379
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

         On October 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. The Partnership's comprehensive income was the same as its net income for all periods presented.

                            AMERIGAS PARTNERS, L.P.

                                  (unaudited)
                    (Thousands of dollars, except per unit)


         On October 1, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS 131, we examined the way we organize our business internally for making operating decisions and assessing business performance. Based on this examination, we have determined that we have a single reportable operating segment which engages in the distribution of propane and related equipment and supplies.

         No single customer represents 1% or more of consolidated revenues. In addition, virtually all of the Partnership's revenues are derived from sources within the U.S., and virtually all of its long-lived assets are located in the U.S.

2.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $51,192, $100,953 and $191,020 during the three, six and twelve months ended March 31, 1999, respectively, and $46,442, $94,850 and $181,448 during the three, six and twelve months ended March 31, 1998, respectively. In addition, UGI Corporation (UGI) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,419, $2,767 and $5,655 during the three, six and twelve months ended March 31, 1999, respectively, and $1,595, $3,047 and $6,329 during the three, six and twelve months ended March 31, 1998, respectively.

3.       CONVERSION OF SUBORDINATED UNITS

         The Amended and Restated Agreement of Limited Partnership of AmeriGas Partners provides that a total of 4,945,537 Subordinated Units may convert into Common Units on the first day after the distribution record date for any quarter ending on or after March 31, 1998, and an additional 4,945,537 Subordinated Units may convert on the first day after the distribution record date for any quarter ending on or after March 31, 1999, if as of such quarterly dates certain historical and projected cash generation based requirements are met. All of the Partnership's Subordinated Units are held by the General Partner and its wholly owned subsidiary, Petrolane Incorporated (Petrolane). Because the required cash generation based

                            AMERIGAS PARTNERS, L.P.

                                  (unaudited)
                    (Thousands of dollars, except per unit)


         objectives were achieved at March 31, 1999, a total of 9,891,074 Subordinated Units will convert to Common Units on May 18, 1999. The remaining outstanding 9,891,072 Subordinated Units are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash generation based requirements are met.

4.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane, a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Lease payments under these leases total approximately $48,000 at March 31, 1999. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

         In addition to these matters, there are other pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position. However, such damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                March 31, September 30,
                                                                  1999        1998
                                                                --------  -------------
ASSETS

      Cash                                                       $1,000      $1,000
                                                                 ------      ------
           Total assets                                          $1,000      $1,000
                                                                 ======      ======

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                $    1      $    1
      Additional paid-in capital                                    999         999
                                                                 ------      ------
           Total stockholder's equity                            $1,000      $1,000
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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 1999 (1999 three-month period) with the three months ended March 31, 1998 (1998 three-month period); (2) the six months ended March 31, 1999 (1999 six-month period) with the six months ended March 31, 1998 (1998 six-month period); and (3) the twelve months ended March 31, 1999 (1999 twelve-month period) with the twelve months ended March 31, 1998 (1998 twelve-month period). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

--------------------------------------------------------------------------------
                                                                    Increase
Three Months Ended March 31,                 1999      1998        (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
      Retail                                 284.8     265.7     19.1      7.2%
      Wholesale                               66.8      60.8      6.0      9.9%
                                            ------    ------    -----
                                             351.6     326.5     25.1      7.7%
                                            ======    ======    =====

Revenues:
      Retail propane                        $259.5    $260.3    $ (.8)     (.3)%
      Wholesale propane                       24.8      27.3     (2.5)    (9.2)%
      Other                                   20.6      18.6      2.0     10.8%
                                            ------    ------    -----
                                            $304.9    $306.2    $(1.3)     (.4)%
                                            ======    ======    =====

Total margin                                $176.1    $159.4    $16.7     10.5%
EBITDA (a)                                  $ 88.7    $ 75.1    $13.6     18.1%
Operating income                            $ 72.2    $ 59.4    $12.8     21.5%
Heating degree days - % warmer
   than normal                               (11.0)    (14.0)      --       --
--------------------------------------------------------------------------------

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

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Retail and wholesale volumes of propane sold during the 1999 three-month period increased due to slightly colder weather and growth in our customer base. Based upon degree day information obtained from the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S., weather during the three months ended March 31, 1999 was 11.0% warmer than normal but 3.5% colder than the same period last year.

Total revenues from retail propane sales decreased $.8 million during the 1999 three-month period reflecting a $19.6 million decrease in average retail propane selling prices partially offset by an $18.8 million increase as a result of the higher volumes sold. Wholesale propane revenues declined $2.5 million during the three months ended March 31, 1999 due to a $5.1 million decrease from lower average selling prices partially offset by a $2.6 million increase from greater volumes sold. The lower average retail and wholesale selling prices reflect lower propane product costs. Other revenues increased $2.0 million principally due to higher terminal and appliance sales revenues.

Total margin increased $16.7 million in the 1999 three-month period primarily as a result of the greater retail propane volumes sold and, to a lesser extent, higher average retail propane unit margin. The higher average retail unit margin reflects lower propane product costs during the three months ended March 31, 1999.

The increases in EBITDA and operating income during the 1999 three-month period principally reflect the increase in total margin partially offset by moderately higher operating expenses. Operating expenses were $88.7 million during the 1999 three-month period compared with $85.6 million in the same period last year. The increase in operating expenses principally resulted from higher payroll costs, a portion of which is associated with the increase in retail volumes sold.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1999 SIX-MONTH PERIOD COMPARED WITH 1998 SIX-MONTH PERIOD

--------------------------------------------------------------------------------
                                                                  Increase
Six Months Ended March 31,                1999       1998        (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
      Retail                              505.5      514.3      (8.8)     (1.7)%
      Wholesale                           114.9      143.5     (28.6)    (19.9)%
                                         ------     ------    ------
                                          620.4      657.8     (37.4)     (5.7)%
                                         ======     ======    ======

Revenues:
      Retail propane                     $453.2     $500.6    $(47.4)     (9.5)%
      Wholesale propane                    43.2       64.6     (21.4)    (33.1)%
      Other                                46.3       43.9       2.4       5.5%
                                         ------     ------    ------
                                         $542.7     $609.1    $(66.4)    (10.9)%
                                         ======     ======    ======

Total margin                             $309.4     $299.1    $ 10.3       3.4%
EBITDA                                   $139.1     $134.7    $  4.4       3.3%
Operating income                         $107.0     $103.4    $  3.6       3.5%
Heating degree days - % warmer
   than normal                            (11.0)      (7.5)       --        --
--------------------------------------------------------------------------------

Retail volumes of propane sold were slightly lower in the 1999 six-month period primarily as a result of a significant decline in agricultural gallons, due to a dry autumn which reduced demand for crop drying, and the effects of warmer heating-season weather. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the six months ended March 31, 1999 was 11.0% warmer than normal and 3.8% warmer than the same period last year. The decrease in retail volumes resulting from the lower agricultural sales and the warmer weather was partially offset by the effects of an increase in the number of customers we serve. Wholesale volumes sold during the 1999 six-month period decreased primarily from reduced sales of storage inventories.

Total revenues from retail propane sales declined $47.4 million during the 1999 six-month period reflecting (1) a $38.8 million decrease as a result of lower average retail propane selling prices and (2) an $8.6 million decrease from the lower retail volumes sold. Wholesale propane revenues decreased $21.4 million reflecting (1) a $12.9 million decrease from lower volumes sold and (2) an $8.5 million decrease as a result of lower average wholesale selling prices. The decline in average retail and wholesale selling prices resulted from lower propane product costs. Other

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

revenues increased $2.4 million in the 1999 six-month period principally due to greater appliance sales, terminal revenues and various fees.

Total margin increased $10.3 million in the 1999 six-month period, notwithstanding the lower volumes sold, principally due to (1) higher average retail propane unit margin and (2) greater margin from other sales and services including appliance sales and terminal operations. Average retail propane unit margin was greater during the six months ended March 31, 1999 as a result of the lower propane product costs and, to a lesser extent, a greater proportion of higher margin residential heating gallons.

EBITDA and operating income increased during the six months ended March 31, 1999 principally reflecting the increase in total margin partially offset by higher operating expenses. Operating and administrative expenses were $172.3 million during the 1999 six-month period compared with $166.4 million in the prior-year period. The increase in operating expenses is principally due to (1) higher compensation and benefit expenses, (2) an increase in vehicle repair and lease expense and (3) higher expenses associated with acquisitions and new business activities. These increases were partially offset by a reduction in general liability insurance expense.

1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

--------------------------------------------------------------------------------
                                                                   Increase
Twelve Months Ended March 31,                1999     1998        (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                                  776.5     802.4    (25.9)    (3.2)%
     Wholesale                               176.5     220.0    (43.5)   (19.8)%
                                            ------  --------  -------
                                             953.0   1,022.4    (69.4)    (6.8)%
                                            ======  ========  =======

Revenues:
     Retail propane                         $698.7  $  774.4  $ (75.7)    (9.8)%
     Wholesale propane                        67.2     100.5    (33.3)   (33.1)%
     Other                                    82.1      80.8      1.3      1.6%
                                            ------  --------  -------
                                            $848.0  $  955.7  $(107.7)   (11.3)%
                                            ======  ========  =======

Total margin                                $480.9  $  465.9  $  15.0      3.2%
EBITDA                                      $155.5  $  152.5  $   3.0      2.0%
Operating income                            $ 91.5  $   90.3  $   1.2      1.3%
Heating degree days - % warmer
   than normal                               (11.7)     (4.9)      --       --
--------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We sold fewer retail gallons of propane in the 1999 twelve-month period due to the effects of warmer temperatures. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., temperatures during the 1999 twelve-month period were 11.7% warmer than normal and 7.1% warmer than the 1998 twelve-month period. Wholesale volumes of propane sold were lower in the 1999 twelve-month period due to reduced sales of storage inventories.

Total retail propane revenues declined $75.7 million in the twelve months ended March 31, 1999. The decrease reflects (1) a $50.7 million decrease as a result of lower average retail propane selling prices and (2) a $25.0 million reduction due to the lower volumes of propane sold. Wholesale propane revenues declined $33.3 million in the 1999 twelve-month period due to (1) a $19.9 million reduction from the lower volumes sold and (2) a $13.4 million decrease as a result of lower average wholesale selling prices. The lower average retail and wholesale selling prices reflect significantly lower propane product costs.

Total margin increased $15.0 million in the 1999 twelve-month period, notwithstanding the decline in retail volumes, principally due to (1) higher average retail unit margins and (2) higher margins from other sales and services including appliance sales, terminal operations and various fees.

The increase in EBITDA and operating income for the 1999 twelve-month period primarily reflects the increase in total margin partially offset by (1) an $8.0 million increase in operating and administrative expenses and (2) a $4.0 million decrease in other income. The increase in operating expenses primarily reflects
(1) an increase in compensation and benefits expenses, (2) higher incremental expenses associated with acquisitions and new business activities (including start-up locations and our PPX Prefilled Propane Xchange(R) program), and (3) higher vehicle lease costs. These increases were partially offset by lower accruals for uncollectible accounts. Other income in the 1999 twelve-month period includes a $4.0 million loss from two interest rate protection agreements associated with an anticipated refinancing of the Operating Partnership's Acquisition Facility in late fiscal 1998. When we postponed the refinancing due to volatility in the corporate debt markets in the fourth quarter of fiscal 1998, we recorded a loss on the interest rate protection agreements because they no longer qualified for hedge accounting treatment.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at March 31, 1999 totaled $724.9 million compared with $719.0 million at September 30, 1998. During the quarter ended March 31, 1999, the Operating Partnership issued $70 million of ten-year Series D First Mortgage Notes, the proceeds of which were used

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

principally to repay borrowings under the Acquisition Facility as well as to reduce borrowings under the Revolving Credit Facility.

During the six months ended March 31, 1999, the Partnership declared and paid the minimum quarterly distribution of $.55 (the "MQD") on all units for the quarters ended September 30, 1998 and December 31, 1998. The MQD for the quarter ended March 31, 1999 will be paid on May 18, 1999 to holders of record on May 10, 1999 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include
(1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

The Amended and Restated Agreement of Limited Partnership of AmeriGas Partners provides that a total of 4,945,537 Subordinated Units may convert into Common Units on first day after the distribution record date for any quarter ending on or after March 31, 1998, and an additional 4,945,537 Subordinated Units may convert on the first day after the distribution record date for any quarter ending on or after March 31, 1999, if as of such quarterly dates certain historical and projected cash generation based requirements are met. All of the Partnership's Subordinated Units are held by the General Partner and its wholly owned subsidiary, Petrolane. Because the required cash generation based objectives were achieved at March 31, 1999, a total of 9,891,074 Subordinated Units will convert to Common Units on May 18, 1999. The remaining outstanding 9,891,072 Subordinated Units are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash generation based requirements are met.

CASH FLOWS

Cash and cash equivalents totaled $16.5 million at March 31, 1999 compared with $8.9 million at September 30, 1998. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1999 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities were $65.6 million during the six months ended March 31, 1999 compared with $96.0 million during the prior-year period. Changes in operating

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

working capital during the six months ended March 31, 1999 required $43.1 million of operating cash flow while changes in operating working capital during the six months ended March 31, 1998 required $6.1 million of operating cash flow. The higher cash required for working capital in 1999 is principally a result of a smaller decrease in inventories and a larger increase in accounts receivable. Cash flow from operating activities before changes in working capital was $108.7 million in the six months ended March 31, 1999 compared with $102.1 million during the six months ended March 31, 1998 reflecting the improvement in 1999 operating results.

INVESTING ACTIVITIES. We spent $15.8 million for property, plant and equipment (including maintenance capital expenditures of $6.3 million) during the six months ended March 31, 1999 compared with $15.4 million (including maintenance capital expenditures of $4.4 million) in the prior-year period. During the six months ended March 31, 1999, we acquired several propane businesses for an aggregate $3.0 million in cash. During the six months ended March 31, 1998, we made acquisition-related cash payments of $5.6 million.

FINANCING ACTIVITIES. During the six-month periods ended March 31, 1999 and 1998, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. On March 31, 1999, the Operating Partnership issued $70 million of ten-year Series D First Mortgage Notes. The proceeds were used principally to repay borrowings under the Acquisition Facility and the Revolving Credit Facility. During the 1998 six-month period, the Operating Partnership borrowed $13 million under its Acquisition Facility. During the six months ended March 31, 1999, we made $62.5 million of long-term debt repayments including $60 million in repayments of the Operating Partnership's Acquisition Facility. The Operating Partnership had net repayments of $5 million and $28 million under its Revolving Credit Facility during the 1999 six-month period and the 1998 six-month period, respectively.

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

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date sensitive, computer-based systems to identify those systems that were not Y2K compliant and developed a program to modify those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees.

Those systems that we assessed included (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business and (2) our non-IT systems that contain embedded systems with potentially date sensitive components such as micro-controllers contained in various equipment and facilities. Among these systems are our customer information and data systems and our financial systems including payroll and our propane fuel accounting, supply and transportation system. In order to identify and modify those systems that we determined were not Y2K compliant, we used internal resources as well as outside consultants and vendor representatives. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers. As of March 31, 1999, we have successfully modified or replaced all of our critical IT and non-IT systems that were not Y2K compliant.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-party providers. Although none of our products or services are of themselves date sensitive, as a company with operations throughout the United States, we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We rely on these companies for the supply and transportation of propane. Additionally, we depend on other companies to supply us with propane tanks and cylinders, fuel for our vehicles, as well as other products and services we need to operate our businesses. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed or are in the process of developing contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, alternative supply sources, higher critical inventory levels, and additional staffing. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. We anticipate that our contingency plans will be completed by June 30, 1999.

In addition, there are other Y2K risks which are beyond our control, any of which could have a material adverse impact on our operations. Such risks include, but are not limited to, the failure of utility and telecommunications companies to provide service and the failure of financial institutions to process transactions.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Incremental costs associated with our Y2K efforts have not had a material effect on our results of operations. We expense Y2K costs as incurred. Costs associated with information system improvement initiatives are expensed or capitalized in accordance with our accounting policy for software development costs. Because our Y2K compliance program is substantially complete, we do not expect future costs will be significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for propane and changes in interest rates.

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

The Partnership has interest rate exposure associated with borrowings under its Bank Credit Agreement. The Bank Credit Agreement provides for interest rates on borrowings which are indexed to the agent bank's reference rate or offshore interbank borrowing rates. Based upon Bank Credit Agreement borrowings outstanding as of March 31, 1999, an increase in interest rates of 50 basis points (0.5%) would increase annual interest expense by less than $.1 million. Due to the seasonal nature of our business, the level of borrowings outstanding at March 31, 1999 is not necessarily indicative of the level of borrowings throughout the year. Additionally, the Partnership uses long-term debt as a primary source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, we refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, we may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, we occasionally enter into interest rate protection agreements.

At March 31, 1999, the impact on the fair value of the Partnership's market risk sensitive instruments resulting from (1) a 5 cent a gallon decline in the market price of propane and (2) a 50 basis point decline in interest rates on U.S. treasury notes, would not be materially different than that reported in the Partnership's 1998 Annual Report on Form 10-K.

                            AMERIGAS PARTNERS, L.P.

We expect that any losses from market risk sensitive instruments used to manage propane price or interest rate market risk would be substantially offset by gains on the associated underlying transactions.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  10.1 Second Amendment dated as of March 25, 1999 to Amended and Restated Credit Agreement

                  10.2 Third Amendment dated as of March 23, 1999 to Note Agreement dated as of April 12, 1995

                  10.3 Note Agreement dated as of March 15, 1999 among AmeriGas Propane, L.P., AmeriGas Propane, Inc., and certain institutional investors

                  27.1     Financial Data Schedule of AmeriGas Partners, L.P.

                  27.2     Financial Data Schedule of AmeriGas Finance Corp.


         (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                              AmeriGas Partners, L.P.
                                              -----------------------
                                                   (Registrant)
                                         By:      AmeriGas Propane, Inc.,
                                                  as General Partner



Date:  May 14, 1999                      By:      Martha B. Lindsay
-------------------                      ---------------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer



                                         By:      Richard R. Eynon
                                         ---------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer



                                              AmeriGas Finance Corp.
                                              ----------------------
                                                   (Registrant)



Date:  May 14, 1999                      By:      Martha B. Lindsay
-------------------                      ---------------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer



                                         By:      Richard R. Eynon
                                         ---------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

10.1 Second Amendment dated as of March 25, 1999 to Amended and Restated Credit Agreement

10.2 Third Amendment dated as of March 23, 1999 to Note Agreement dated as of April 12, 1995

10.3 Note Agreement dated as of March 15, 1999 among AmeriGas Propane, L.P., AmeriGas Propane, Inc., and certain institutional investors

27.1     Financial Data Schedule of AmeriGas Partners, L.P.

27.2     Financial Data Schedule of AmeriGas Finance Corp.