Form 10-Q
period 1999-06-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1999-08-13
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

      At July 31, 1999, the registrants had units and shares of common stock outstanding as follows:

            AmeriGas Partners, L.P. -  32,078,293 Common Units
                                       9,891,072 Subordinated Units
            AmeriGas Finance Corp.  -  100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                           PAGES
                                                                           -----
PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements

          AmeriGas Partners, L.P.

            Condensed Consolidated Balance Sheets as of June 30, 1999,
              September 30, 1998 and June 30, 1998                            1

            Condensed Consolidated Statements of Operations for the
              three, nine and twelve months ended June 30, 1999 and
              1998                                                            2

            Condensed Consolidated Statements of Cash Flows for the
              nine and twelve months ended June 30, 1999 and 1998             3

            Condensed Consolidated Statement of Partners' Capital for
              the nine months ended June 30, 1999                             4

            Notes to Condensed Consolidated Financial Statements          5 - 8

          AmeriGas Finance Corp.

            Balance Sheets as of June 30, 1999 and September 30, 1998         9

            Note to Balance Sheets                                           10

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   11 - 18

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         19

PART II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  20

  Signatures                                                                 21

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                       June 30,    September 30,    June 30,
                                                                         1999          1998           1998
                                                                      ----------   -------------   ----------
ASSETS
Current assets:
    Cash and cash equivalents                                         $    8,078    $    8,873     $    7,462
    Accounts receivable (less allowances for doubtful accounts
       of $7,048, $6,432, and $8,774, respectively)                       58,187        58,778         59,327
    Inventories                                                           33,904        49,394         55,305
    Prepaid expenses and other current assets                             13,715        16,301         11,222
                                                                      ----------    ----------     ----------
       Total current assets                                              113,884       133,346        133,316

Property, plant and equipment (less accumulated depreciation and
    amortization of $227,313, $205,083, and $192,913, respectively)      438,493       442,042        442,751
Intangible assets (less accumulated amortization of $159,597,
    $141,382, and $135,335, respectively)                                613,925       629,355        634,991
Other assets                                                              11,902        12,473         13,096
                                                                      ----------    ----------     ----------
       Total assets                                                   $1,178,204    $1,217,216     $1,224,154
                                                                      ==========    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current maturities of long-term debt                              $   15,748    $    6,068     $    6,160
    Bank loans                                                            20,000        10,000         11,000
    Accounts payable - trade                                              29,320        34,075         30,453
    Accounts payable - related parties                                     2,037         6,799          3,939
    Other current liabilities                                             67,962       103,355         70,523
                                                                      ----------    ----------     ----------
       Total current liabilities                                         135,067       160,297        122,075

Long-term debt                                                           706,242       702,926        693,896
Other noncurrent liabilities                                              46,665        50,069         49,631

Commitments and contingencies

Minority interest                                                          3,939         4,049          4,638

Partners' capital                                                        286,291       299,875        353,914
                                                                      ----------    ----------     ----------
       Total liabilities and partners' capital                        $1,178,204    $1,217,216     $1,224,154
                                                                      ==========    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)


                                      Three Months Ended         Nine Months Ended        Twelve Months Ended
                                           June 30,                  June 30,                  June 30,
                                    ----------------------    ----------------------    ----------------------
                                       1999         1998         1999         1998         1999         1998
                                    ---------    ---------    ---------    ---------    ---------    ---------
Revenues:
    Propane                         $ 142,490    $ 140,363    $ 638,911    $ 705,540    $ 767,998    $ 855,448
    Other                              19,454       17,843       65,742       61,771       83,722       80,757
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                      161,944      158,206      704,653      767,311      851,720      936,205
                                    ---------    ---------    ---------    ---------    ---------    ---------

Costs and expenses:
    Cost of sales - propane            62,986       63,014      276,870      352,984      334,599      434,863
    Cost of sales - other               7,947        6,695       27,386       26,683       33,750       35,247
    Operating and administrative
         expenses                      78,306       74,829      250,636      241,269      329,587      319,005
    Depreciation and amortization      16,330       15,830       48,352       47,081       64,496       62,720
    Other income, net                  (1,373)      (1,510)      (3,377)      (3,476)        (646)      (4,687)
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                      164,196      158,858      599,867      664,541      761,786      847,148
                                    ---------    ---------    ---------    ---------    ---------    ---------

Operating income (loss)                (2,252)        (652)     104,786      102,770       89,934       89,057
Interest expense                      (16,618)     (16,234)     (49,691)     (50,048)     (65,832)     (66,104)
                                    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes     (18,870)     (16,886)      55,095       52,722       24,102       22,953
Income tax (expense) benefit              231          199          110           72           35          241
Minority interest                         162          142         (636)        (612)        (348)        (339)
                                    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                   $ (18,477)   $ (16,545)   $  54,569    $  52,182    $  23,789    $  22,855
                                    =========    =========    =========    =========    =========    =========

General partner's interest in
    net income (loss)               $    (185)   $    (165)   $     546    $     522    $     238    $     229
                                    =========    =========    =========    =========    =========    =========

Limited partners' interest in
    net income (loss)               $ (18,292)   $ (16,380)   $  54,023    $  51,660    $  23,551    $  22,626
                                    =========    =========    =========    =========    =========    =========

Income (loss) per limited
    partner unit                    $   (0.44)   $   (0.39)   $    1.29    $    1.23    $    0.56    $    0.54
                                    =========    =========    =========    =========    =========    =========

Average limited partner units
    outstanding (thousands)            41,927       41,888       41,901       41,885       41,898       41,875
                                    =========    =========    =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                           Nine Months Ended        Twelve Months Ended
                                                                June 30,                  June 30,
                                                         ----------------------    ---------------------
                                                            1999         1998        1999         1998
                                                         ----------   ---------    --------    ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                           $  54,569    $  52,182    $ 23,789    $  22,855
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                     48,352       47,081      64,496       62,720
          Other, net                                         2,644         (960)        779        1,852
                                                         ---------    ---------    --------    ---------
                                                           105,565       98,303      89,064       87,427
          Net change in:
             Accounts receivable                            (2,636)      14,997      (1,729)      17,547
             Inventories and prepaid propane purchases      16,385       31,625      21,534        6,297
             Accounts payable                               (9,338)     (20,669)     (2,856)      (4,753)
             Other current assets and liabilities          (36,920)     (16,813)     (7,482)          89
                                                         ---------    ---------    --------    ---------
       Net cash provided by operating activities            73,056      107,443      98,531      106,607
                                                         ---------    ---------    --------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment         (25,804)     (22,026)    (35,355)     (29,788)
    Proceeds from disposals of assets                        2,995        3,261       4,887        4,657
    Acquisitions of businesses, net of cash acquired        (3,242)      (6,871)     (4,447)     (13,955)
                                                         ---------    ---------    --------    ---------
       Net cash used by investing activities               (26,051)     (25,636)    (34,915)     (39,086)
                                                         ---------    ---------    --------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Distributions                                          (69,814)     (69,788)    (93,086)     (93,035)
    Minority interest activity                                (746)        (751)     (1,034)      (1,039)
    Increase (decrease) in bank loans                       10,000      (17,000)      9,000        4,000
    Issuance of long-term debt                              75,770       13,000      85,770       13,000
    Repayment of long-term debt                            (63,026)      (3,887)    (63,666)      (4,203)
    Capital contribution from General Partner                   16           12          16           12
                                                         ---------    ---------    --------    ---------
       Net cash used by financing activities               (47,800)     (78,414)    (63,000)     (81,265)
                                                         ---------    ---------    --------    ---------

Cash and cash equivalents increase (decrease)            $    (795)   $   3,393    $    616    $ (13,744)
                                                         =========    =========    ========    =========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                        $   8,078    $   7,462    $  8,078    $   7,462
    Beginning of period                                      8,873        4,069       7,462       21,206
                                                         ---------    ---------    --------    ---------
       Increase (decrease)                               $    (795)   $   3,393    $    616    $ (13,744)
                                                         =========    =========    ========    =========


The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)


                                       Number of units                                               Total
                                  -------------------------                              General   partners'
                                    Common     Subordinated    Common     Subordinated   partner    capital
                                  ----------   ------------   --------    ------------   -------   ---------
Balance September 30, 1998        22,105,993    19,782,146    $157,866      $139,012      $2,997   $299,875
    Net income                                                  26,266        27,757         546     54,569
    Distributions                                              (36,475)      (32,641)       (698)   (69,814)
    Issuance of common units in
       connection with employee
       incentive plans                81,226                     1,645                        16      1,661
    Conversion of subordinated
       units to common units       9,891,074    (9,891,074)     68,182       (68,182)
                                  ----------    ----------    --------      --------      ------   -------
Balance June 30, 1999             32,078,293     9,891,072    $217,484      $ 65,946      $2,861   $286,291
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

      In June 1999, the Financial Accounting Standards Board deferred the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) to fiscal years beginning after June 15, 2000. We expect to adopt SFAS 133 in fiscal 2001.

2.    RELATED PARTY TRANSACTIONS

      In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $43,721, $144,674 and $188,787 during the three, nine and twelve months ended June 30, 1999, respectively, and $45,954, $140,804 and $185,686 during the three, nine and twelve months ended June 30, 1998, respectively. In addition, UGI Corporation (UGI) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,371, $4,138 and $5,797 during the three, nine and twelve months ended June 30, 1999, respectively, and $1,229, $4,276 and $6,215 during the three, nine and twelve months ended June 30, 1998, respectively.

3.    CONVERSION OF SUBORDINATED UNITS

      The Amended and Restated Agreement of Limited Partnership of AmeriGas Partners provides that a total of 4,945,537 Subordinated Units may convert into Common Units on the first day after the distribution record date for any quarter ending on or after March 31, 1998, and an

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


      additional 4,945,537 Subordinated Units may convert on the first day after the distribution record date for any quarter ending on or after March 31, 1999, if as of such quarterly dates certain historical and projected cash generation based requirements are met. Because the required cash generation based objectives were achieved at March 31, 1999, a total of 9,891,074 Subordinated Units held by the General Partner and its wholly owned subsidiary, Petrolane Incorporated (Petrolane), were converted to Common Units on May 18, 1999. The remaining outstanding 9,891,072 Subordinated Units which are held by the General Partner are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash generation based requirements are met.

4.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane, a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Lease payments under these leases total approximately $45,000 at June 30, 1999. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


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


                                                      June 30,     September 30,
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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended June 30, 1999 (1999 three-month period) with the three months ended June 30, 1998 (1998 three-month period); (2) the nine months ended June 30, 1999 (1999 nine-month period) with the nine months ended June 30, 1998 (1998 nine-month period); and (3) the twelve months ended June 30, 1999 (1999 twelve-month period) with the twelve months ended June 30, 1998 (1998 twelve-month period). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

-------------------------------------------------------------------------------
                                                                 Increase
Three Months Ended June 30,         1999          1998          (Decrease)
-------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
    Retail                          140.5         135.9        4.6       3.4%
    Wholesale                        32.2          29.2        3.0      10.3%
                                   ------        ------        ---
                                    172.7         165.1        7.6       4.6%
                                   ======        ======        ===
Revenues:
    Retail propane                 $129.8        $128.2      $ 1.6       1.2%
    Wholesale propane                12.6          12.1        0.5       4.1%
    Other                            19.5          17.9        1.6       8.9%
                                   ------        ------      -----
                                   $161.9        $158.2      $ 3.7       2.3%
                                   ======        ======      =====
Total margin                       $ 91.0        $ 88.5      $ 2.5       2.8%
EBITDA (a)                         $ 14.1        $ 15.2      $(1.1)     (7.2)%
Operating loss                     $ (2.3)       $ (0.7)     $ 1.6       N.M.
Heating degree days - % warmer
   than normal                       (3.8)         (8.4)       -         -
-------------------------------------------------------------------------------
N.M. - Not Meaningful.

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

Retail and wholesale volumes of propane sold during the 1999 three-month period increased primarily due to the effects of slightly cooler spring weather and growth in our customer base. In addition, sales under our expanding PPX Prefilled Propane Xchange(R) program were higher than in the prior year. Based upon degree day information obtained from the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S., weather during the three months ended June 30, 1999 was 3.8% warmer than normal but 5.1% colder than the same period last year.

Total revenues from retail propane sales increased $1.6 million during the 1999 three-month period reflecting a $4.3 million increase as a result of higher retail volumes sold partially offset by a $2.7 million decrease as a result of lower average retail propane selling prices. Wholesale propane revenues increased $0.5 million during the three months ended June 30, 1999 due to a 10% increase in volumes sold. Other revenues increased $1.6 million principally due to greater hauling revenue and revenue from appliance sales.

Total margin increased $2.5 million in the 1999 three-month period primarily reflecting the effects of the cooler weather as well as an increase in total margin from our prefilled cylinder exchange program. Average retail unit margins were comparable with the 1998 three-month period.

The lower EBITDA and higher operating loss during the 1999 three-month period, not-withstanding the previously noted increase in total margin, principally reflect higher operating expenses. Operating expenses were $78.3 million during the 1999 three-month period compared with $74.8 million in the same period last year. However, operating expenses in the 1998 three-month period include the net benefit of $2.2 million from adjustments to environmental, tax and benefit accruals. The slight increase in operating expenses, excluding the impact of these items in the prior year, primarily reflects higher payroll costs as well as costs associated with new business initiatives.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 NINE-MONTH PERIOD COMPARED WITH 1998 NINE-MONTH PERIOD

-------------------------------------------------------------------------------
                                                                 Increase
Nine Months Ended June 30,          1999          1998          (Decrease)
-------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
    Retail                          646.0         650.2       (4.2)     (0.6)%
    Wholesale                       147.1         172.7      (25.6)    (14.8)%
                                   ------        ------      -----
                                    793.1         822.9      (29.8)     (3.6)%
                                   ======        ======      =====
Revenues:
    Retail propane                 $583.0        $628.8     $(45.8)     (7.3)%
    Wholesale propane                56.0          76.8      (20.8)    (27.1)%
    Other                            65.7          61.7        4.0       6.5%
                                   ------        ------     ------
                                   $704.7        $767.3     $(62.6)     (8.2)%
                                   ======        ======     ======
Total margin                       $400.4        $387.6     $ 12.8       3.3%
EBITDA                             $153.1        $149.9     $  3.2       2.1%
Operating income                   $104.8        $102.8     $  2.0       1.9%
Heating degree days - % warmer
   than normal                       (9.6)         (7.4)        -         -
-------------------------------------------------------------------------------

Weather during the nine months ended June 30, 1999 was 9.6% warmer than normal and 2.3% warmer than the 1998 nine-month period. Retail volumes of propane sold were slightly lower in the 1999 nine-month period reflecting a 7.0 million gallon decrease (11.7%) in agricultural volumes due largely to a dry autumn which reduced demand for crop drying. Partially offsetting this decrease were higher gallons sold by our pre-filled cylinder exchange program, higher engine fuel sales, and slightly higher sales to residential customers. Wholesale volumes sold during the 1999 nine-month period decreased primarily as a result of reduced sales of storage inventories.

Total revenues from retail propane sales declined $45.8 million in the 1999 nine-month period reflecting (1) a $41.7 million decrease as a result of lower average retail propane selling prices and (2) a $4.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $20.8 million reflecting (1) an $11.4 million decrease as a result of lower volumes sold and (2) a $9.4 million decrease as a result of lower average wholesale selling prices. The decline in both retail and wholesale selling prices resulted from lower 1999-period propane product costs. Other revenues increased principally reflecting higher appliance sales, terminal operations revenue and various customer fees.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Total margin increased $12.8 million in the 1999 nine-month period principally due to slightly higher average retail unit margin per gallon and a $3.3 million increase in total margin from ancillary sales and services including appliance sales, income from terminal operations and various customer fees. Average retail propane unit margin was greater in the 1999 nine-month period due in large part to lower propane product costs.

EBITDA and operating income increased slightly during the nine months ended June 30, 1999 reflecting the increase in total margin offset by higher operating expenses. Operating and administrative expenses were $250.6 million during the 1999 nine-month period compared with $241.3 million in the 1998 nine-month period. Operating expenses in the 1998 nine-month period are net of (1) $2.7 million from lower required accruals for environmental matters and (2) $2.0 million from lower required accruals for property taxes. Excluding the impact of these items in the prior-year period, operating expenses increased a modest $4.7 million (1.9%) principally due to (1) higher compensation and benefit costs; (2) higher vehicle lease expense; and (3) expenses associated with new business initiatives. These operating expense increases were partially offset by lower general liability insurance expense.

1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

------------------------------------------------------------------------------
                                                                Increase
Twelve Months Ended June 30,         1999          1998        (Decrease)
------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
   Retail                             781.1       792.9      (11.8)    (1.5)%
   Wholesale                          179.5       214.7      (35.2)   (16.4)%
                                    -------     -------     ------
                                      960.6     1,007.6      (47.0)    (4.7)%
                                    =======     =======     ======
Revenues:
   Retail propane                   $ 700.3     $ 759.3     $(59.0)    (7.8)%
   Wholesale propane                   67.7        96.2      (28.5)   (29.6)%
   Other                               83.7        80.7        3.0      3.7%
                                    -------     -------     ------
                                    $ 851.7     $ 936.2     $(84.5)    (9.0)%
                                    =======     =======     ======
Total margin                        $ 483.4     $ 466.1     $ 17.3      3.7%
EBITDA                              $ 154.4     $ 151.8     $  2.6      1.7%
Operating income                    $  89.9     $  89.1     $  0.8      0.9%
Heating degree days - % warmer
   than normal                        (11.2)       (7.9)       -        -
------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Temperatures based upon heating degree days were 11.2% warmer than normal and 3.6% warmer than the 1998 twelve-month period. Retail gallons of propane sold were slightly lower in the 1999 twelve-month period reflecting a 9.7 million gallon decrease in agricultural gallons primarily related to lower crop drying demand and the effects on heating-related volumes of the slightly warmer temperatures. Wholesale gallons of propane sold were also lower primarily as a result of lower sales of storage inventories.

Total retail propane revenues declined $59.0 million in the 1999 twelve-month period. The decrease reflects (1) a $47.7 million decrease as a result of lower average retail propane selling prices and (2) an $11.3 million reduction due to the lower volumes sold. Wholesale propane revenues declined $28.5 million due to
(1) a $15.8 million reduction from the lower volumes sold and (2) a $12.7 million decrease as a result of lower average wholesale selling prices. The lower average retail and wholesale selling prices reflect lower propane product costs. Other revenues increased $3.0 million reflecting higher appliance sales and hauling revenues.

Total margin increased $17.3 million in the 1999 twelve-month period due to (1) higher average retail unit margin and (2) higher total margin from other sales and services including appliance sales, terminal operations and various customer fees. The higher average retail unit margin is principally a result of the lower 1999 twelve-month period propane product costs.

The slight increase in EBITDA and operating income for the 1999 twelve-month period was the result of the higher total margin substantially offset by (1) higher operating expenses and (2) a decrease in other income, net. Operating expenses in the 1998 twelve-month period are net of $4.7 million from lower required accruals for environmental and property tax matters. Excluding these items, operating expenses increased $5.9 million reflecting (1) an increase in compensation and benefit expenses, (2) higher expenses associated with acquisitions and new business initiatives and (3) higher vehicle lease expenses. These increases were partially offset by lower required accruals for uncollectible accounts. Other income, net, in the 1999 twelve-month period includes a $4.0 million loss from two interest rate protection agreements.


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at June 30, 1999 totaled $742.0 million compared with $719.0 million at September 30, 1998. During the nine months ended June 30, 1999, the Operating Partnership issued $70 million of ten-year Series D First Mortgage Notes, the proceeds of which were used principally to repay borrowings under the Acquisition Facility as well as to reduce borrowings under the Revolving Credit Facility.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the nine months ended June 30, 1999, the Partnership declared and paid the minimum quarterly distribution of $.55 (the "MQD") on all units for the quarters ended September 30, 1998, December 31, 1998 and March 31, 1999. The MQD for the quarter ended June 30, 1999 will be paid on August 18, 1999 to holders of record on August 10, 1999 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

The Amended and Restated Agreement of Limited Partnership of AmeriGas Partners provides that a total of 4,945,537 Subordinated Units may convert into Common Units on first day after the distribution record date for any quarter ending on or after March 31, 1998, and an additional 4,945,537 Subordinated Units may convert on the first day after the distribution record date for any quarter ending on or after March 31, 1999, if as of such quarterly dates certain historical and projected cash generation based requirements are met. Because the required cash generation based objectives were achieved as of March 31, 1999, a total of 9,891,074 Subordinated Units held by the General Partner and its wholly owned subsidiary, Petrolane, were converted into Common Units on May 18, 1999. The remaining outstanding 9,891,072 Subordinated Units which are held by the General Partner are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash generation based requirements are met.

CASH FLOWS

Cash and cash equivalents totaled $8.1 million at June 30, 1999 compared with $8.9 million at September 30, 1998. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1999 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities were $73.1 million during the nine months ended June 30, 1999 compared with $107.4 million during the prior-year period. Changes in operating working capital during the nine months ended June 30, 1999 used $32.5 million of operating cash flow while changes in operating working capital during the nine months ended June 30, 1998 provided $9.1 million of operating cash flow. Cash flow from operating activities before changes in working capital

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


was $105.6 million in the nine months ended June 30, 1999 compared with $98.3 million during the nine months ended June 30, 1998 reflecting the improved 1999 operating results.

INVESTING ACTIVITIES. We spent $25.8 million for property, plant and equipment (including maintenance capital expenditures of $8.9 million) during the nine months ended June 30, 1999 compared with $22.0 million (including maintenance capital expenditures of $7.0 million) in the prior-year period. During the nine months ended June 30, 1999, we acquired several propane businesses for an aggregate $3.2 million in cash. During the nine months ended June 30, 1998, we made acquisition-related cash payments of $6.9 million.

FINANCING ACTIVITIES. During the nine-month periods ended June 30, 1999 and 1998, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. On March 31, 1999, the Operating Partnership issued $70 million of ten-year Series D First Mortgage Notes. The proceeds were used principally to repay borrowings under the Acquisition Facility and the Revolving Credit Facility. During the 1998 nine-month period, the Operating Partnership borrowed $13 million under its Acquisition Facility. During the nine months ended June 30, 1999, we made $63.0 million of long-term debt repayments including $60 million in repayments of the Operating Partnership's Acquisition Facility. The Operating Partnership had net borrowings of $10 million under its Revolving Credit Facility during the 1999 nine-month period compared with net repayments of $17 million in the 1998 nine-month period.

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

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date sensitive, computer-based systems to identify those systems that were not Y2K compliant and developed a program to modify those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees.

Those systems that we assessed included (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business and (2) our non-IT systems that contain embedded systems with potentially date sensitive components such as micro-

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


controllers contained in various equipment and facilities. Among these systems are our customer information and data systems and our financial systems including payroll and our propane fuel accounting, supply and transportation system. In order to identify and modify those systems that we determined were not Y2K compliant, we used internal resources as well as outside consultants and vendor representatives. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers. As of June 30, 1999, we have successfully modified or replaced all of our critical IT and non-IT systems that were not Y2K compliant.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-party providers. Although none of our products or services are of themselves date sensitive, as a company with operations throughout the United States, we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We rely on these companies for the supply and transportation of propane. Additionally, we depend on other companies to supply us with propane tanks and cylinders, fuel for our vehicles, as well as other products and services we need to operate our businesses. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed or are in the process of finalizing the development of contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, alternative supply sources, higher critical inventory levels, and additional staffing. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. We have substantially completed our contingency plans and anticipate that such contingency plans will be fully completed during the fourth quarter of fiscal 1999.

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

                             AMERIGAS PARTNERS, L.P.


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

The Partnership has interest rate exposure associated with borrowings under its Bank Credit Agreement. The Bank Credit Agreement provides for interest rates on borrowings which are indexed to the agent bank's reference rate or offshore interbank borrowing rates. Based upon Bank Credit Agreement average borrowings during the twelve months ended June 30, 1999, an increase in interest rates of 50 basis points (0.5%) would increase annual interest expense by less than $0.4 million. Additionally, the Partnership uses long-term debt as a primary source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, we refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, we may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, we occasionally enter into interest rate protection agreements.

At June 30, 1999, the impact on the fair value of the Partnership's market risk sensitive instruments resulting from (1) a 5 cent a gallon decline in the market price of propane and (2) a 50 basis point decline in interest rates on U.S. treasury notes, would not be materially different than that reported in the Partnership's 1998 Annual Report on Form 10-K. We expect that any losses from market risk sensitive instruments used to manage propane price or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.


                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits


            10 Summary of Terms of UGI Corporation 1999 Restricted Stock Awards incorporated by reference to Exhibit 10 to the UGI Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

            27.1  Financial Data Schedule of AmeriGas Partners, L.P.

            27.2  Financial Data Schedule of AmeriGas Finance Corp.


      (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                         AmeriGas Partners, L.P.
                                    ----------------------------------
                                             (Registrant)
                                    By:   AmeriGas Propane, Inc.,
                                          as General Partner



Date:  August 13, 1999              By:   Martha B. Lindsay
                                    ----------------------------------
                                    Martha B. Lindsay
                                    Vice President - Finance
                                    and Chief Financial Officer



                                    By:   Richard R. Eynon
                                    ----------------------------------
                                    Richard R. Eynon
                                    Controller and Chief Accounting Officer



                                         AmeriGas Finance Corp.
                                    ----------------------------------
                                             (Registrant)



Date:  August 13, 1999              By:   Martha B. Lindsay
                                    ----------------------------------
                                    Martha B. Lindsay
                                    Vice President - Finance
                                    and Chief Financial Officer



                                    By:   Richard R. Eynon
                                    ----------------------------------
                                    Richard R. Eynon
                                    Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX


27.1  Financial Data Schedule of AmeriGas Partners, L.P.

27.2  Financial Data Schedule of AmeriGas Finance Corp.