Form 10-K405
period 1999-09-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 1999-12-23
CIK 932628, 945792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X . NO    .
                                              ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on December 1, 1999 was approximately $282,351,507. At December 1, 1999 there were outstanding 32,078,293 Common Units and 9,891,072 Subordinated Units, each representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 1999 are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS


PART I                         BUSINESS                                                                  PAGE
        Items 1 and 2          Business and Properties..................................................   1

        Item 3                 Legal Proceedings........................................................   9

        Item 4                 Submission of Matters to a Vote of
                               Security Holders........................................................   10

PART II                        SECURITIES AND FINANCIAL INFORMATION

        Item 5                 Market for Registrant's Common Equity
                               and Related Security Holder Matters.....................................   10

        Item 6                 Selected Financial Data.................................................   12

        Item 7                 Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.....................................   13

        Item 7A                Quantitative and Qualitative Disclosures About
                               Market Risk.............................................................   24

        Item 8                 Financial Statements and Supplementary
                               Data....................................................................   24

        Item 9                 Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure..................................   24

PART III          MANAGEMENT AND SECURITY HOLDERS

        Item 10                Directors and Executive Officers of the
                               General Partner.........................................................   24

        Item 11                Executive Compensation..................................................   28

        Item 12                Security Ownership of Certain Beneficial
                               Owners and Management...................................................   37

        Item 13                Certain Relationships and Related
                               Transactions............................................................   41

PART IV           ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14                Exhibits, Financial Statement Schedules
                               and Reports on Form 8-K.................................................   42

                               Signatures..............................................................   47

                               Index to Financial Statements
                               and Financial Statement Schedules......................................   F-2

                                      (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

         AmeriGas Partners, L.P. ("AmeriGas Partners") is a publicly traded Delaware limited partnership formed on November 2, 1994. We are the largest retail propane distributor in the United States based on fiscal year 1999 retail sales volume of 783 million gallons. We serve approximately 969,000 residential, commercial, industrial, agricultural and motor fuel customers from approximately 600 district locations in 46 states. Our operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States.

         We conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership. On April 19, 1995, the Operating Partnership acquired the propane distribution businesses and assets of AmeriGas Propane, Inc., AmeriGas Propane-2, Inc. (collectively, "AGP") and Petrolane Incorporated ("Petrolane") (collectively, the "Predecessors"). These acquisitions took place concurrently with the initial public offering of our common units. The common units, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms "Partnership" and "AmeriGas Partners," as well as the terms "our," "we," and "its," are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

         AmeriGas Propane, Inc. is our general partner (the "General Partner"). The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York and Philadelphia stock exchanges. Through various subsidiaries, UGI has been in the propane distribution business for over 40 years. The General Partner and its subsidiary Petrolane own an aggregate 56.4% limited partner interest in the Partnership. In addition, the General Partner owns an aggregate 2% general partner interest. The General Partner is responsible for managing our operations.

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

BUSINESS STRATEGY

         Our strategy is to expand operations and increase market share through internal growth and the acquisition of local and regional propane distributors. Internal growth will be provided in part from expansion of our PPX Prefilled Propane Xchange(R) and National Accounts programs. In addition, we believe opportunities also exist to grow our business internally through marketing programs designed to increase targeted customer segments. Acquisitions are also an important part of our strategy, because the demand for propane is expected to remain relatively constant for the foreseeable future, with year-to-year industry volumes being affected primarily by weather patterns.

         In fiscal year 1999, we acquired a total of six propane operations with aggregate annual retail sales of approximately 4.0 million gallons. The competition for acquisitions among publicly traded master limited partnerships engaged in the propane distribution business has intensified in recent years. Although we believe there are numerous potential acquisition candidates in the industry, there can be no assurance that we will find attractive candidates in the future, or that we will be able to acquire such candidates on economically acceptable terms.

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

         The primary customers for propane are residential, commercial, agricultural, motor fuel and industrial users to whom natural gas is not readily available. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the generation portion of the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, we are unable to predict the extent to which the price of electricity may drop. Therefore, we cannot predict the ultimate impact that electric utility deregulation may have on propane's existing competitive price advantage over electricity.

PRODUCTS, SERVICES AND MARKETING

         As of September 30, 1999, the Partnership distributed propane to approximately 969,000 customers from approximately 600 district locations in 46 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 80% of the Partnership's 1999 fiscal year sales (based on gallons sold) were to retail accounts (33% to residential customers, 29% to industrial/commercial customers, 11% to motor fuel customers and 7% to agricultural customers), and approximately 20% were to wholesale customers. Sales to residential customers in fiscal 1999 represented approximately 41% of retail gallons sold and 50% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

         In the residential market, which includes both conventional and mobile homes, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. Our PPX Prefilled Propane Xchange(R) program ("PPX(R)") enables consumers to exchange their empty 20-pound propane barbecue grill cylinders at various retail locations such as home centers and convenience stores. Sales of PPX(R) cylinders to retailers are included in the commercial/industrial market. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing and crop drying.

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

         The Partnership also delivers propane to retail customers in portable cylinders with capacities of 5 to 30 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. The Partnership continues to expand its PPX(R) program. PPX(R) is available at approximately 6,000 retail locations throughout the country. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

PROPANE SUPPLY AND STORAGE

         Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 1999, the Partnership purchased over 65% of its propane from 10 suppliers, including the Shell Oil companies (approximately 16%), Dynegy (approximately 15%), and the Amoco companies (approximately 14%). Management believes that if supplies from these sources were interrupted, the Partnership would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Shell, Dynegy and Amoco, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 1999. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Over 80% of propane purchases by the Partnership in the 1999 fiscal year were on a contractual basis under one- or two-year agreements subject to annual review. More than 70% of the supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island, Utah and several other locations.

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

         The Partnership expects to be able to secure adequate product supply for its customers during fiscal year 2000. Periods of severe cold weather, supply interruptions, or other unforeseen events, however, could result in rapid increases in product cost. The General Partner has adopted supply acquisition and product price risk management practices to reduce the effect of price volatility on product costs. These practices currently include the use of summer storage, prepaid contracts for future product delivery and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

         The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES
                               (Cents per gallon)

                               Mont Belvieu      Conway
                    Oct-94      $0.32.5952     $0.29.5298
                    Nov-94      $0.34.6063     $0.30.6938
                    Dec-94      $0.33.4345     $0.30.1607
                    Jan-95      $0.32.8338      $0.29.551
                    Feb-95      $0.31.8687     $0.28.9253
                    Mar-95      $0.32.8372     $0.30.0111
                    Apr-95      $0.32.3126     $0.30.0405
                    May-95      $0.32.7534     $0.31.2293
                    Jun-95       $0.31.842     $0.31.4955
                    Jul-95      $0.30.8108     $0.31.3834
                    Aug-95      $0.31.3433     $0.33.1724
                    Sep-95      $0.31.3608     $0.32.4765
                    Oct-95       $0.30.946     $0.32.7784
                    Nov-95      $0.30.9531     $0.32.7406
                    Dec-95      $0.35.3219     $0.38.1719
                    Jan-96           $0.36     $0.36.2415
                    Feb-96      $0.40.8563     $0.37.7688
                    Mar-96      $0.37.2292     $0.36.0119
                    Apr-96      $0.35.5744     $0.34.1071
                    May-96      $0.34.9233     $0.34.4773
                    Jun-96       $0.34.925     $0.36.3531
                    Jul-96      $0.35.6339     $0.37.2679
                    Aug-96      $0.38.4403     $0.37.9773
                    Sep-96      $0.47.0156     $0.44.7844
                    Oct-96      $0.51.5734     $0.51.5272
                    Nov-96      $0.58.0493     $0.63.4112
                    Dec-96      $0.61.0446     $0.84.2917
                    Jan-97      $0.47.4545      $0.63.392
                    Feb-97      $0.38.7105     $0.39.0197
                    Mar-97         $0.38.5     $0.37.2563
                    Apr-97       $0.34.875     $0.35.2614
                    May-97      $0.35.3095     $0.36.4762
                    Jun-97      $0.34.4286     $0.35.8631
                    Jul-97      $0.34.9063     $0.34.6278
                    Aug-97      $0.37.0268     $0.36.5268
                    Sep-97      $0.38.6786     $0.37.9524
                    Oct-97      $0.39.8261     $0.37.3207
                    Nov-97      $0.35.9479     $0.35.0035
                    Dec-97       $0.33.571     $0.31.3636
                    Jan-98      $0.30.0656     $0.28.2063
                    Feb-98      $0.29.7862     $0.28.3237
                    Mar-98      $0.27.3892     $0.27.8381
                    Apr-98      $0.29.0565     $0.29.4702
                    May-98      $0.27.4188     $0.27.8231
                    Jun-98      $0.24.4205     $0.24.8409
                    Jul-98      $0.24.5398     $0.24.5483
                    Aug-98      $0.24.1161     $0.23.8661
                    Sep-98      $0.24.8304     $0.24.0417
                    Oct-98      $0.25.7188     $0.24.5682
                    Nov-98      $0.24.7862     $0.23.2007
                    Dec-98      $0.20.8949     $0.18.7188
                    Jan-99      $0.21.7467     $0.19.6086
                    Feb-99      $0.22.4342     $0.20.5822
                    Mar-99      $0.24.1005     $0.23.4022
                    Apr-99      $0.28.2619     $0.27.5774
                    May-99      $0.28.3063     $0.26.8813
                    Jun-99      $0.30.9517      $0.28.679
                    Jul-99      $0.37.2619      $0.34.622
                    Aug-99      $0.40.5085     $0.37.5597
                    Sep-99      $0.43.1786     $0.42.4048

COMPETITION

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, we are unable to predict the ultimate impact that the deregulation of electric generation may have on propane's current competitive price advantage. Since the 1970s, many new homes have been built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. Based on the most recent annual survey by the American Petroleum Institute, the 1997 domestic retail market for propane (annual sales for other than chemical uses) was approximately 10.3 billion gallons and, based on LP-GAS magazine rankings, 1998 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales. Management believes the Partnership's 1999 retail volume represents approximately 8% of the domestic retail market. The ability to compete effectively depends on supplying customer service, maintaining competitive retail prices and controlling operating expenses.

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

PROPERTIES

         As of September 30, 1999, the Partnership owned approximately 81% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Rhode Island, the Partnership leases storage with a 400,000 barrel capacity.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 1999, the Partnership operated a fleet of approximately 150 transport trucks, 40% of which are leased. It owned approximately 315 transport trailers and leased over 400 railroad tank cars. In addition, the Partnership fleet included over 2,400 bobtail and rack trucks, and approximately 1,800 other delivery and service vehicles. Approximately 41% of these vehicles were owned. Other assets owned at September 30, 1999 included more than one million stationary storage tanks with typical capacities of 100 to 1,000 gallons and over 1.1 million portable propane cylinders with typical capacities of 5 to 100 gallons. The Partnership also owned more than 2,400 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.

TRADE NAMES, TRADE AND SERVICE MARKS

         The Partnership markets propane principally under the "AmeriGas(R)," "America's Propane Company(R)" and "PPX Prefilled Propane Xchange(R)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and "Petrolane(R)" trade names and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI, Petrolane Incorporated and the General Partner each has the option to terminate its respective license agreement on 12 months prior notice (immediately in the case of the General Partner), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, Petrolane and the General Partner each has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

         The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas," "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks.

SEASONALITY

         Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 56% of the Partnership's fiscal year 1999 retail sales volume and approximately 83% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

         Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 2 and 9 to the Company's Consolidated Financial Statements.

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

         With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). During 1999, the Research and Special Programs Administration ("RSPA"), a division of the DOT, issued new regulations applicable to cargo tanks used to transport propane and procedures for loading propane on and off cargo tanks. Specific provisions include, among other things, revised attendance requirements for unloading propane and new requirements for emergency discharge control equipment, such as remote control devices that enable the driver to stop the unloading process at a distance from the vehicle and passive systems that will shut down loading and unloading without human intervention. The Partnership is in compliance with the new regulations and is evaluating the equipment that is being developed to comply with the passive systems requirements that will become effective in July 2001.

         The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing.

EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 1999, the General Partner had 5,026 employees, including 277 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending involving the Partnership, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1999 fiscal year.


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


                                                               PRICE RANGE                       CASH
1999 FISCAL YEAR                                          HIGH              LOW               DISTRIBUTION
Fourth Quarter                                         $20.5625         $18.3125                 $0.55
Third Quarter                                           22.1250          18.8750                  0.55
Second Quarter                                          25.1250          17.0000                  0.55
First Quarter                                           26.0000          21.5000                  0.55


                                                               PRICE RANGE                       CASH
1998 FISCAL YEAR                                         HIGH              LOW                DISTRIBUTION

Fourth Quarter                                         $25.0625         $21.0000                 $0.55
Third Quarter                                           26.4375          22.7500                  0.55
Second Quarter                                          27.0000          24.3750                  0.55
First Quarter                                           27.2500          23.3750                  0.55


------------------------------------------------------------------------------

         As of December 1, 1999, there were 1,289 record holders of the Partnership's Common Units. There is no established public trading market for the Partnership's subordinated units, representing limited partner interests ("Subordinated Units"). The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 3 and 4 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference. Distributions of Available Cash to the holders of Subordinated Units are subject to the prior rights of holders of the Common Units to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than April 1, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                                                                             April 19
                                                                           Year Ended                           to
                                                                          September 30,                    September 30,
                                                --------------------------------------------------------   -----------
                                                    1999            1998           1997           1996        1995 (a)
                                                -----------    -----------    -----------    -----------   -----------
                                                                   (Thousands of dollars, except per unit)
FOR  THE  PERIOD:
INCOME STATEMENT DATA:
      Revenues                                  $   872,535    $   914,378    $ 1,077,825    $ 1,013,225   $   269,500
      Operating income (loss)                        92,646         87,918        110,373         72,866       (20,088)
      Income (loss) before income taxes              26,061         21,729         44,715         10,084       (47,400)
      Net income (loss)                              25,635         21,402         43,980         10,238       (47,107)
      Limited partners' interest
         in net income (loss)                        25,379         21,188         43,540         10,136       (46,636)
      Income (loss) per limited partner
         unit - basic and diluted                      0.61           0.51           1.04           0.24         (1.12)
      Cash distributions declared                      2.20           2.20           2.20           2.20          .446

AT  PERIOD  END:
BALANCE SHEET DATA:
      Current assets                            $   140,569    $   133,346    $   183,091    $   199,452   $   199,438
      Total assets                                1,196,461      1,217,216      1,318,661      1,360,292     1,423,615
      Current liabilities (excluding debt)          148,513        144,229        146,449        157,182       126,270
      Total debt                                    766,725        718,994        718,728        707,453       657,726
      Minority interest                               3,380          4,049          5,043          5,497         6,704
      Partners' capital                             234,041        299,875        397,537        442,236       560,959

OTHER DATA:
      EBITDA  (b)                               $   157,524    $   151,143    $   172,377    $   134,497   $     6,497
      Capital expenditures (including
         capital leases)                        $    34,577    $    31,577    $    24,470    $    21,908   $    11,282
      Retail propane gallons sold (millions)          783.2          785.3          807.4          855.4         243.6
      Degree days - % (warmer) colder
           than normal (c)                             (9.9)          (8.7)          (1.2)           1.7          N.M.

      N.M. - Not Meaningful.

(a) Represents financial data for the period April 19, 1995, the date the Partnership commenced operations, through September 30, 1995.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 1999 ("Fiscal 1999") with the year ended September 30, 1998 ("Fiscal 1998") and (2) Fiscal 1998 with the year ended September 30, 1997 ("Fiscal 1997").

The following table provides gallon, weather and certain financial information for the Partnership:


                             AmeriGas Partners, L.P.
                  (Millions, except per gallon and percentages)



                                                        Year Ended September 30,
                                               --------------------------------------------
                                                  1999             1998            1997
                                               ------------     ------------    -----------

Gallons sold:
       Retail                                        783.2            785.3          807.4
       Wholesale                                     190.6            205.1          218.6
                                               ------------     ------------    -----------
                                                     973.8            990.4        1,026.0
                                               ============     ============    ===========

Revenues:
       Retail propane                              $ 709.8          $ 746.1        $ 868.2
       Wholesale propane                              75.3             88.5          126.0
       Other                                          87.4             79.8           83.6
                                               ------------     ------------    -----------
                                                   $ 872.5          $ 914.4       $1,077.8
                                               ============     ============    ===========


Total propane margin (a)                           $ 431.1          $ 423.9        $ 430.2
Total margin (a)                                   $ 481.8          $ 470.6        $ 477.4
EBITDA (b)                                         $ 157.6          $ 151.1        $ 172.4
Operating income                                   $  92.6          $  87.9        $ 110.4
Degree days - % warmer
       than normal ( c)                               9.9%             8.7%           1.2%





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

PARTNERSHIP RESULTS OF OPERATIONS

FISCAL 1999 COMPARED WITH FISCAL 1998

Temperatures during the heating season have a significant impact on our propane retail sales volumes because many of our customers use propane for heating purposes. For the second year in a row, significantly warmer than normal weather impacted the Partnership's results. Based upon national weather data, temperatures in Fiscal 1999 were 9.9% warmer than normal and 1.3% warmer than in Fiscal 1998. Retail volumes of propane sold were slightly lower in Fiscal 1999 primarily as a result of a 7.3 million decline in agricultural gallons as a dry autumn reduced demand for crop drying. Partially offsetting the decrease in agricultural gallons were higher motor fuel sales, increased gallons sold through our PPX Prefilled Propane Xchange(R) program, and, notwithstanding the warmer weather, higher sales to residential customers. During Fiscal 1999, we targeted for growth the higher-margin residential heating customer market which resulted in residential volume growth despite the warmer weather.

Total revenues from retail propane sales declined $36.3 million in Fiscal 1999 due primarily to lower average selling prices. The lower average selling prices resulted from lower propane product costs. Wholesale propane revenues declined $13.2 million reflecting (1) a $6.9 million decrease as a result of lower average wholesale prices and (2) a $6.3 million decrease as a result of lower wholesale volumes sold. Nonpropane revenues increased $7.6 million in Fiscal 1999 reflecting higher appliance and cylinder sales, increased terminal and hauling revenues, and greater customer fee revenues. Cost of sales declined $53.0 million primarily as a result of lower propane product costs.

Total margin increased $11.2 million in Fiscal 1999 due to (1) slightly higher average retail unit margin per gallon, (2) greater total margin from our PPX Prefilled Propane Xchange(R) program, and (3) an increase in total margin from appliance sales, customer fees and hauling and terminal revenue.

EBITDA (earnings before interest expense, income taxes, depreciation and amortization) and operating income were higher in Fiscal 1999 as a result of (1) the higher total margin and (2) higher other income. These increases were partially offset by an increase in operating expenses. Other income, net, in the prior year included a $4.0 million loss from two interest rate protection agreements entered into to reduce interest rate exposure associated with an anticipated debt refinancing. When we postponed the refinancing due to volatility in the corporate debt markets, we recorded a loss on these interest rate agreements. Operating expenses of the Partnership were $329.6 million in Fiscal 1999 compared with $320.2 million in Fiscal 1998. Operating expenses in Fiscal 1998 are net of (1) $2.7 million of income from lower required accruals for environmental matters and (2) $2.0 million of income from lower required accruals for property taxes. Excluding the impact of these items in the prior year, operating expenses increased $4.7 million in Fiscal 1999 principally due to expenses associated with new business initiatives. Continued attention to controlling our operating expenses resulted in our total base business expenses, which exclude expenses associated with new business initiatives, remaining essentially unchanged.

FISCAL 1998 COMPARED WITH FISCAL 1997

Retail and wholesale volumes sold in Fiscal 1998 were lower due to warmer heating-season weather. Weather in Fiscal 1998 was 8.7% warmer than normal compared to weather that was 1.2% warmer than normal in Fiscal 1997. In particular, the critical heating-season period of January and February 1998 was the warmest in more than 100 years.

Total revenues from our retail propane sales were $746.1 million in Fiscal 1998, a decrease of $122.1 million from Fiscal 1997. The decrease includes $98.3 million from a reduction in average selling prices and $23.8 million from the lower retail volumes sold. Our wholesale propane revenues in 1998 decreased $37.5 million to $88.5 million due to lower Fiscal 1998 selling prices and lower volumes. The lower average retail and wholesale selling prices were due to significantly lower propane product costs. Other revenues were $79.8 million in Fiscal 1998, a decrease of $3.8 million, due in large part to reduced terminal and storage revenues and lower appliance sales revenues. Propane cost of sales declined in Fiscal 1998 as a result of the lower volumes sold and lower propane product costs.

Total margin declined $6.8 million in Fiscal 1998 due to the lower retail volumes sold. The decline in Fiscal 1998 total margin resulting from the lower sales was partially offset by slightly higher average retail unit margin. The higher average unit margin in Fiscal 1998 principally resulted from the lower propane product costs.

The decrease in Fiscal 1998 operating income and EBITDA reflects (1) lower other income, (2) a decrease in total propane margin, and (3) slightly higher operating expenses. Other income, net, in Fiscal 1998 includes a $4.0 million loss from two interest rate protection agreements entered into to reduce interest rate exposure associated with an anticipated refinancing of the Operating Partnership's Acquisition Facility in late Fiscal 1998. Other income in Fiscal 1997 includes (1) $4.7 million from the sale of the Partnership's 50% interest in Atlantic Energy, Inc., a storage terminal facility in Chesapeake, Virginia, (2) higher customer finance charges, and (3) higher interest income. Operating expenses of the Partnership were $320.2 million in Fiscal 1998 compared to $316.4 million in Fiscal 1997. Operating expenses in Fiscal 1998 include the benefit of (1) $2.7 million from lower required accruals for environmental matters and (2) $2.0 million from lower required accruals for property taxes. Excluding these items, operating expenses of the Partnership in Fiscal 1998 were $8.5 million higher, an increase of 2.7%, primarily due to incremental expenses associated with (1) acquisitions and (2) new business activities including start-up locations and our PPX Prefilled Propane
Xchange(R) program. Excluding the impact of these new business activities, our base business total expenses were essentially unchanged.


FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

The Operating Partnership's primary cash sources since its formation in 1995 have been (1) cash generated by operations, (2) borrowings under its Bank Credit Agreement, and (3) the issuance of $70 million of long-term debt in Fiscal 1999.

The Operating Partnership's Bank Credit Agreement consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for (1) working capital, (2) capital expenditures, and (3) interest and distribution payments. Revolving Credit Facility loans were $22 million at September 30, 1999 and $10 million at September 30, 1998. The Operating Partnership's borrowing needs are seasonal, and are typically greatest during the fall and early winter months due to higher working capital needs. The Operating Partnership may borrow under its Acquisition Facility to finance the purchase of propane businesses or propane business assets. The Acquisition Facility operates like a revolving facility until September 15, 2000. At that time, the total amount outstanding will convert to a quarterly amortizing four-year term loan. Loans outstanding under the Acquisition Facility at September 30, 1999 were $23 million, but the Operating Partnership had the ability to borrow an additional $47 million based upon eligible propane business and asset expenditures through that date.

The Operating Partnership also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, to fund (1) working capital, (2) capital expenditures, and (3) interest and distribution payments. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

The Partnership must maintain certain financial ratios in order to borrow under the Bank Credit Agreement including a minimum interest coverage ratio and a maximum debt to EBITDA ratio. The Partnership's ratios calculated as of September 30, 1999 permit it to borrow up to the maximum amount available. For a more detailed discussion of the Partnership's credit facilities, see Note 4 to Consolidated Financial Statements.

The Partnership's management believes that cash flow from operations and Bank Credit Agreement borrowings will be sufficient to satisfy its liquidity needs in fiscal 2000.

PARTNERSHIP DISTRIBUTIONS

Since our formation in 1995, we have paid the MQD on all limited partner units outstanding. The amount of Available Cash needed annually to pay the MQD on all units and the general partner interests is approximately $94 million. A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting (1) cash interest expense and (2) capital expenditures needed to maintain operating capacity, from the Partnership's EBITDA. Distributable cash flow as calculated for Fiscal 1999, Fiscal 1998 and Fiscal 1997 is as follows:

-------------------------------------------------------------------------------------------------------------------
Year Ended September 30,                                                1999                1998              1997
-------------------------------------------------------------------------------------------------------------------

(Millions of dollars)
EBITDA (a)                                                         $  157.5            $  151.1            $  172.4
Cash interest expense (b)                                             (68.3)              (67.6)              (66.8)
Maintenance capital expenditures                                      (10.5)              (10.3)               (7.9)
-------------------------------------------------------------------------------------------------------------------
Distributable cash flow                                            $   78.7            $   73.2            $   97.7
-------------------------------------------------------------------------------------------------------------------


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

(b)      Interest expense adjusted for noncash items.

Although distributable cash flow is a reasonable estimate of the amount of cash generated by the Partnership, it does not reflect changes in working capital which can significantly affect cash available for distribution and it is not a measure of performance or financial condition under generally accepted accounting principles. Although the levels of distributable cash flow in Fiscal 1999 and 1998 were less than the full MQD, borrowings in Fiscal 1999 and cash generated from changes in the Partnership's working capital in Fiscal 1998 were more than sufficient to permit the Partnership to pay the full MQD. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity), (3) changes in operating working capital, and
(4) the Partnership's ability to borrow under its Bank Credit Agreement and refinance maturing debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

The AmeriGas Partners L.P. Amended and Restated Agreement of Limited Partnership dated as of September 18, 1995 (Partnership Agreement) provides that a total of 4,945,537 of its Subordinated Units may convert into Common Units on the first day after the distribution record date for any quarter ending on or after March 31, 1998, and an additional 4,945,537 Subordinated Units may convert on the first day after the distribution record date for any quarter ending on or after March 31, 1999, if as of such quarterly dates certain historical and projected cash generation-based requirements are met. Because the required cash generation-based objectives were achieved as of March 31, 1999, a total of 9,891,074 Subordinated Units held by the General Partner and a subsidiary were converted to Common Units on May 18, 1999. The remaining 9,891,072
Subordinated Units we hold are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash generation-based requirements are met, as defined in the Partnership Agreement. The ability of the Partnership to attain these requirements will depend upon a number of factors including highly seasonal operating results, changes in working capital, asset sales and the Partnership's ability to borrow and refinance maturing debt. Based upon projections assuming normal weather, it is reasonably possible that the remaining 9,871,072 Subordinated Units could convert to Common Units during fiscal 2000.

CASH FLOWS

OPERATING ACTIVITIES. Although Fiscal 1999 net income was greater than Fiscal 1998, cash flow from operating activities was $62.7 million lower as a result of lower cash from changes in operating working capital. Changes in working capital in Fiscal 1999 used $19.3 million of cash while changes in working capital in Fiscal 1998 provided $51.1 million of cash (principally from reductions in accounts receivable and inventories). Cash flow from operations before changes in working capital was $7.8 million higher in 1999 reflecting the increase in operating results.

INVESTING ACTIVITIES. In Fiscal 1999 we spent $31.1 million in cash for property, plant and equipment (excluding $3.5 million in capital lease additions) compared with $31.6 million of cash expenditures in Fiscal 1998. We acquired a number of propane businesses in Fiscal 1999 for net cash consideration of $3.9 million compared with $8.1 million of such expenditures in 1998. We expect to have approximately $37.4 million of capital expenditures in fiscal 2000 which will be financed from operating cash flows and Bank Credit Agreement borrowings.

FINANCING ACTIVITIES. We paid the MQD on all Common Units and Subordinated Units, as well as the general partner interests, totaling $94.2 million in Fiscal 1999. During Fiscal 1998, we paid $94.1 million in such distributions. Net borrowings under our Revolving Credit Facility were $12 million in Fiscal 1999 compared to net repayments of $18 million in Fiscal 1998 which resulted from the strong Fiscal 1998 operating cash flow. We issued $70 million of ten-year Series D First Mortgage Notes in Fiscal 1999. The proceeds were used principally to repay Acquisition Facility and Revolving Credit Facility borrowings. We subsequently borrowed an additional $23 million under the Acquisition Facility.

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

Those systems that we assessed included (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business and (2) our non-IT systems that contain embedded systems with potentially date-sensitive components such as micro-controllers contained in various equipment and facilities. Among these systems are our customer information and data systems and our financial systems including payroll and our propane fuel accounting, supply and transportation system. In order to identify and modify those systems that we determined were not Y2K compliant, we used internal resources as well as outside consultants and vendor representatives. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers. The Partnership has successfully modified or replaced all of our critical IT and non-IT systems that were not Y2K compliant.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-party providers. Although none of our products or services are of themselves date sensitive, as a company with operations throughout the United States, we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We rely on these companies for the supply and transportation of propane. Additionally, we depend on other companies to supply us with propane tanks and cylinders, fuel for our vehicles, as well as other products and services we need to operate our businesses. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers, and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, alternative supply sources, higher critical inventory levels, and additional staffing. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. The Partnership has completed its business contingency plans.

In addition, there are other Y2K risks which are beyond our control, any of which could have a material adverse impact on our operations. Such risks include, but are not limited to, the failure of utility and telecommunications companies to provide service and the failure of financial institutions to process transactions.

Expenses associated with our Y2K efforts during the last three fiscal years totaled approximately $2 million.

IMPACT OF INFLATION

Inflation affects the prices the Partnership pays for operating and administrative services and, to some extent, propane gas. Competitive pressures in propane markets may limit the Partnership's ability to recover fully propane product cost increases. The Partnership attempts to limit the effects of inflation on its results of operations through cost control efforts and productivity improvements.

MARKET RISK DISCLOSURES

Our primary market risk exposures are market prices for propane and changes in interest rates.

Price risk associated with fluctuations in the prices we pay for propane is principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally seeks to pass on increases in such costs to customers. There is no assurance, however, that the Partnership will be able to do so. In order to manage a portion of our propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for trading purposes.

We have market risk exposure from changes in interest rates on borrowings under the Operating Partnership's Bank Credit Agreement. This agreement has interest rates on borrowings that are indexed to short-term market interest rates. At September 30, 1999 and 1998, borrowings outstanding under this facility totaled $45 million and $70 million, respectively. Based upon average borrowings under these agreements during Fiscal 1999 and Fiscal 1998, an increase in interest rates of 100 basis points (1%) would have increased interest expense by $0.6 million and $0.5 million, respectively. We also use long-term debt as a source of capital. This debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As those long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.

The following table summarizes the fair value of our market risk sensitive instruments at September 30, 1999 and 1998. It also includes the change in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:


                                                                       Fair Value        Change in Fair Value
-------------------------------------------------------------------------------------------------------------
                                                                           Millions of dollars
September 30, 1999:
   Propane commodity price risk                                       $    2.9                 $   (2.5)
   Interest rate risk                                                      3.2                     (3.8)
September 30, 1998:
   Propane commodity price risk                                           (0.6)                    (4.8)
   Interest rate risk                                                     (2.4)                    (4.7)
-------------------------------------------------------------------------------------------------------------

We expect that any losses from market risk sensitive instruments used to manage propane price or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use once certain criteria have been met. We will adopt SOP 98-1 in fiscal 2000. We do not expect the adoption of SOP 98-1 will have a material effect on our financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of forecasted transactions, changes in fair value will generally be reported as a component of other comprehensive income and be reclassified into net income when the forecasted transaction affects earnings. To the extent such derivative instrument qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings when the firm commitment affects earnings. In June 1999, the FASB deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Accordingly, we will adopt SFAS 133 in fiscal 2001. The impact of SFAS 133 will depend upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

FORWARD-LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report on Form 10-K with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risk and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand, (2) price volatility and availability of propane, and the capacity to transport to market areas, (3) changes in laws and regulations, including safety, tax and accounting matters, (4) competitive pressures from the same and alternative energy sources, (5) liability for environmental claims, (6) improvements in energy efficiency and technology resulting in reduced demand, (7) labor relations, (8) inability to make business acquisitions on economically acceptable terms, (9) operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia including the risk of explosions and fires resulting in personal injury and property damage, (10) regional economic conditions, (11) the success of the Partnership and its suppliers in achieving Year 2000 compliance, and (12) interest rate fluctuations and other capital market conditions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" and are incorporated here by reference.


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

         NAME                     AGE               POSITION WITH THE GENERAL PARTNER
         Lon R. Greenberg          49               Chairman, Director, President and
                                                      Chief Executive Officer

         Thomas F. Donovan         66               Director

         Richard C. Gozon          61               Director

         James W. Stratton         63               Director

         Stephen A. Van Dyck       56               Director

         Roger B. Vincent          54               Director

         David I. J. Wang          67               Director

         Martha B. Lindsay         47               Vice President-Finance
                                                      and Chief Financial Officer

         Brendan P. Bovaird        51               Vice President and General Counsel

         Eugene V. N. Bissell      46               Senior Vice President-Sales and Marketing

         Richard R. Eynon          52               Controller and Chief Accounting Officer

         R. Paul Grady             46               Senior Vice President-Operations

         William D. Katz           46               Vice President-Human Resources

         Robert H. Knauss          46               Vice President-Law and
                                                      Associate General Counsel and
                                                      Corporate Secretary

         Gordon E. Regan, Jr.      47               Vice President-Purchasing and
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

         Mr. Donovan was elected a director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on January 31, 1997, a position held since 1988. He continues to serve as an advisory board member to Mellon Bank Corp. He also serves as a director of UGI Corporation, UGI Utilities, Inc., Nuclear Electric Insurance Co. and Merrill Lynch International Bank, Ltd.

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

         Mr. Stratton was elected a director of the General Partner on April 25, 1995. He is President and Chief Executive Officer of Stratton Management Company (investment advisory and financial consulting firm) since 1972, and Chairman and Chief Executive Officer of EFI (financial services firm). Mr. Stratton is a director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Stratton Monthly Dividend Shares, Inc., Stratton Small-Cap Yield Fund, and Teleflex, Inc.

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

         Mr. Wang was elected a director of the General Partner on April 25, 1995. Mr. Wang is retired, having formerly served as Executive Vice President - Timber and Specialty Products and a director of International Paper Company (1987 to 1991). He is also a director of UGI Corporation, UGI Utilities, Inc., BE&K Inc., Emsource Inc., and Forest Resources LLC.

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

         Mr. Bissell is Senior Vice President - Sales and Marketing of the General Partner (since October 1999), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993).

         Mr. Eynon was elected Controller and Chief Accounting Officer of the General Partner on January 5, 1998. Prior to his election, Mr. Eynon was Controller of the General Partner (March 1997 to January 1998) and Assistant Controller of UGI Corporation (1985 to 1997). Previously, he was a Senior Manager with Price Waterhouse.

         Mr. Grady is Senior Vice President - Operations of the General Partner (since October 1999), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Corporate Development of UGI (1994 to 1995), and Director, Corporate Development (1990 to 1994). Mr. Grady was Director, Corporate Development Services of Campbell Soup Company (1985 to
1990).

         Mr. Katz is Vice President - Human Resources of the General Partner (since December 1999), having served as Vice President - Corporate Development (1996 to 1999). Previously, he was Vice President - Corporate Development of UGI (1995 to 1996). Prior to joining UGI, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.

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



                           SUMMARY COMPENSATION TABLE


                                                       SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------

                                                                                        LONG TERM COMPENSATION
                                                                            ------------------------------------------


                                                  ANNUAL COMPENSATION                   AWARDS                PAYOUTS
                                                  -------------------       ---------------------------     ---------
                                                                                             SECURITIES
                                                              OTHER                            UNDER-                      ALL
                                                              ANNUAL        RESTRICTED         LYING                       OTHER
     NAME AND PRINCIPAL      FISCAL                           COMPEN-         STOCK           OPTIONS/        LTIP        COMPEN-
        POSITION             YEAR     SALARY     BONUS (1)    SATION (2)     AWARDS (3)        SARS          PAYOUTS      SATION (4)
--------------------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg (5) ....    1999    $587,139    $266,776    $ 11,359        $611,250         225,000 (6a)   $      0    $ 18,273
 President, Chairman, and    1998    $559,616    $225,000    $  8,209        $      0               0        $      0    $ 22,154
  Chief Executive Officer    1997    $509,827    $425,000    $  7,671        $      0         200,000 (6b)   $      0    $ 14,233



Eugene V.N. Bissell .....    1999    $194,335    $ 54,668    $  1,706        $142,625               0        $386,250(7) $ 21,900
 Senior Vice President -     1998    $179,728    $ 40,545    $  2,069        $      0               0        $      0    $ 19,175
  Sales and Marketing        1997    $169,931    $ 74,812    $ 50,027        $      0               0        $      0    $ 21,876



R. Paul Grady ...........    1999    $192,178    $ 54,108    $  5,534        $142,625               0        $386,250(7) $ 26,277
 Senior Vice President -     1998    $174,622    $ 43,750    $  3,724        $      0               0        $      0    $ 20,231
  Operations                 1997    $166,603    $ 73,353    $  3,281        $      0               0        $      0    $ 23,544


Brendan P. Bovaird (5) ..    1999    $189,600    $ 53,048    $ 14,399        $142,625               0        $      0    $  5,215
 Vice President and          1998    $176,677    $ 42,188    $  4,075        $      0               0        $      0    $  5,425
 General Counsel             1997    $164,653    $ 64,449    $  3,769        $      0          30,000 (6b)   $      0    $  4,196



Robert H. Knauss ........    1999    $167,191    $ 70,232    $  2,286        $      0               0        $270,375(7) $ 23,782
 Vice President - Law,       1998    $149,835    $ 50,405    $  2,081        $      0               0        $      0    $ 17,715
  Associate General          1997    $136,950    $ 48,820    $      0        $      0               0        $      0    $ 18,175
  Counsel and
  Corporate Secretary


(1) Messrs. Greenberg and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and currently range from 0% to 148% of base salary for Mr. Greenberg, 0% to 91% of base salary for Mr. Bovaird 0% to 65% for Mr. Knauss, and 0% to 83% for Messrs. Bissell and Grady.

(2) Amounts represent tax payment reimbursements for certain benefits, except for Mr. Bissell. In 1997, Mr. Bissell received a tax payment reimbursement of $7,563, reimbursement of relocation expenses in the amount of $39,765, and other perquisites available to executive officers generally.

(3)      (a) On June 4, 1999, the Board of Directors of UGI Corporation approved restricted UGI Common Stock awards to certain executives of UGI and AmeriGas Propane, Inc. The dollar values shown above represent the aggregate value of each award on the date of grant, determined by multiplying the number of shares awarded by the closing stock price of UGI Common Stock on the New York Stock Exchange on June 4, 1999. Holders of restricted shares have the right to vote and to receive dividends during the restriction period.

         (b) Based on the closing price of UGI Common Stock on the New York Stock Exchange on September 30, 1999, Mr. Greenberg's 30,000 share grant had a market value of $697,000; and the 7,000 share grant held by each of Messrs. Bissell, Bovaird and Grady had a market value $162,750.

(4) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Senior Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan"). During fiscal years 1999, 1998 and 1997, the following contributions were made to the Named
         Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $5,000, $5,148 and $4,902; Mr. Grady, $9,648, $6,394 and $7,048; and
         Mr. Knauss, $8,040, $5,691 and $7,098; (ii) under the UGI Employee Savings Plan: Mr. Greenberg, $3,600, $3,600 and $3,375; and Mr. Bovaird, $3,509, $3,600 and $3,375; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $14,673, $18,554 and $10,858; and Mr. Bovaird, $1,706, $1,852 and $821; (iv) under the AmeriGas Executive Retirement Plan: Mr. Bissell, $16,900, $14,027 and $16,974; Mr. Grady, $16,629, $13,837 and $16,496; and Mr. Knauss, $15,742, $12,024 and
         $11,077.

(5) Compensation reported for Messrs. Greenberg and Bovaird is attributable to their respective positions of Chairman, President and Chief Executive Officer, and Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 1999 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Bovaird.

(6)      (a) Non-qualified UGI stock options granted under the UGI Corporation
             1997 Stock Option and Dividend Equivalent Plan ("1997 Plan"), without the opportunity to earn dividend equivalents described below.

         (b) Non-qualified UGI stock options granted under the 1997 Plan with the opportunity to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI Common Stock
             (the "UGI Return") with the total return achieved by each member of a group of comparable peer companies (the "SODEP
             Peer Group") over a three-year period beginning January 1, 1997 and ending December 31, 1999. Total return encompasses both changes in the per share market price and dividends paid on a share of UGI Common Stock.

(7) Payout under the performance-based AmeriGas Propane, Inc. Long-Term Incentive Plan ("LTIP"). The performance contingency was satisfied May 18, 1999 when fifty percent of the Partnership's Subordinated Units converted to Common Units in accordance with the Partnership Agreement, based on Partnership financial and operating performance. The awards were made partially in Common Units (approximately 60%) and partially in cash (approximately 40%). Messrs. Bissell and Grady each received 11,250 Common Units; Mr. Knauss received 7,875 Common Units.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on grants of options for the purchase of UGI Common Stock during fiscal year 1999 to each of the Named Executives.



                   UGI STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      GRANT DATE
                                       INDIVIDUAL GRANTS                                                 VALUE
                           ---------------------------------------------------------------------      -----------
                            NUMBER OF
                            SECURITIES       % OF TOTAL
                            UNDERLYING     OPTIONS GRANTED                                            GRANT DATE
                             OPTIONS       TO EMPLOYEES IN       EXERCISE                               PRESENT
          NAME             GRANTED (1)     FISCAL YEAR (2)    OR BASE PRICE     EXPIRATION DATE        VALUE (3)
------------------------   ------------    ---------------    -------------     ---------------      ------------
Lon R. Greenberg            225,000              97%             $20.375           06/03/09             $641,857

Eugene V.N. Bissell               0

R. Paul Grady                     0

Brendan P. Bovaird                0

Robert H. Knauss                  0


(1) Non-qualified UGI stock options granted on June 4, 1999 under the 1997 Plan. This grant does not include the opportunity to earn an amount equivalent to the dividends paid during the performance period on shares covered by options. The option exercise price is not less than 100% of the fair market value of UGI's Common Stock determined on the date of the grant. These options will vest at the rate of 25% per year on the anniversary of the grant date. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) A total of 231,806 UGI stock options were granted to employees and executive officers of UGI and its subsidiaries during fiscal year 1999 under the 1997 Plan and the 1992 Non-Qualified Stock Option Plan. Under the 1992 Non-Qualified Stock Option Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. Generally, options granted on and after December 10, 1996 are fully vested on the date of grant. Options under the 1992 Plan are nontransferable and generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

         - Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions

         -    Stock volatility - 22.39%

         -    Stock's dividend yield - 6.18%

         -    Length of option term - 10 years

         -    Annualized risk-free interest rate - 6.14%

         -    Discount of risk of forfeiture - 3% per year

         All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

                 UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                OPTIONS AT                  IN-THE-MONEY OPTIONS
                                                           FISCAL YEAR END (#)               AT FISCAL YEAR END
                                                       ---------------------------    ------------------------------
                             SHARES
                            ACQUIRED
                               ON          VALUE
           NAME             EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                               (#)
 -----------------------    ----------  -----------    -------------   ------------   --------------  --------------
 Lon R. Greenberg                                        93,959 (1)           0                          $      0
                               0          $   0         200,000 (3)           0        $293,622 (2)      $      0
                                                                        225,000 (3)    $125,000 (3)      $646,875 (5)

 Eugene V.N. Bissell           0          $   0           3,000 (6)       2,000 (6)    $  7,875          $  5,250 (7)

 R. Paul Grady                                           17,000 (1)           0        $ 53,125 (2)      $      0
                               0          $   0           2,000 (6)           0        $  6,250 (8)      $      0

 Brendan P. Bovaird                                       5,007 (1)                    $ 15,647 (2)      $      0
                               0          $   0          30,000 (3)           0        $ 18,750 (4)      $      0

 Robert H. Knauss              0          $   0           1,000 (6)           0        $  3,125 (8)      $      0


(1)   Options granted under the 1992 Stock Option and Dividend Equivalent Plan.

(2) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to option exercise price ($20.125) under the 1992 Stock Option and Dividend Equivalent Plan.

(3)   Options granted under the 1997 Stock Option and Dividend Equivalent Plan.

(4) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to option exercise price ($22.625) under the 1997 Stock Option and Dividend Equivalent Plan.

(5) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to option exercise price ($20.375) under the 1997 Stock Option and Dividend Equivalent Plan

(6)   Options granted under the 1992 Non-Qualified Stock Option Plan.

(7) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to option exercise price ($20.625) under the 1992 Non-Qualified Stock Option Plan.

(8) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to option exercise price ($20.125) under the terms of the 1992 Non-Qualified Stock Option Plan.

RETIREMENT BENEFITS

         The following table shows the annual benefits payable upon retirement to Messrs. Greenberg and Bovaird under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "UGI Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 1999 at age 65, and that the aggregate benefits are not subject to statutory maximums.


                           PENSION PLAN BENEFITS TABLE


   FINAL 5-YEAR                            ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1)
      AVERAGE          -------------------------------------------------------------------------------------------------
ANNUAL EARNINGS (2)     15 YEARS         20 YEARS        25 YEARS         30 YEARS         35 YEARS           40 YEARS
------------------------------------------------------------------------------------------------------------------------
$  200,000            $   57,000       $   76,000       $   95,000       $  114,000       $  133,000       $  136,800(3)

$  300,000            $   85,500       $  114,000       $  142,500       $  171,000       $  199,500       $  205,200(3)

$  400,000            $  114,000       $  152,000       $  190,000       $  228,000       $  266,000       $  273,600(3)

$  500,000            $  142,500       $  190,000       $  237,500       $  285,000       $  332,500       $  342,000(3)

$  600,000            $  171,000       $  228,000       $  285,000       $  342,000       $  399,000       $  410,400(3)

$  700,000            $  199,500       $  266,000       $  332,500       $  399,000       $  465,500       $  478,800(3)

$  800,000            $  228,000       $  304,000       $  380,000       $  456,000       $  532,000       $  547,200(3)

$  900,000            $  256,500       $  342,000       $  427,500       $  513,000       $  598,500       $  615,600(3)

$1,000,000            $  285,000       $  380,000       $  475,000       $  570,000       $  665,000       $  684,000(3)

$1,200,000            $  342,000       $  456,000       $  570,000       $  684,000       $  798,000       $  820,800(3)

$1,400,000            $  399,000       $  532,000       $  665,000       $  798,000       $  931,000       $  957,600(3)




      (1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a UGI subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The UGI Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum UGI Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg and Bovaird had 19 and 4 years of estimated credited service, respectively, at September 30, 1999. Mr. Grady previously accumulated more than 4 years of credited service in the UGI Retirement Plan before joining the General Partner in 1995. Mr. Knauss previously accumulated more than 11 years of credited service in the UGI Retirement Plan before joining the General Partner in 1996. Mr. Bissell previously accumulated more than 5 years of credited service with UGI and its subsidiaries before joining the General Partner in 1995.

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


CHANGE OF CONTROL ARRANGEMENTS

         Named Executives Employed By UGI Corporation. Messrs. Greenberg and Bovaird each have an agreement with UGI Corporation (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the UGI Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with UGI or its subsidiaries.

         A change of control is generally deemed to occur if: (i) any person (other than the executive, his affiliates and associates, UGI or any of its subsidiaries, any employee benefit plan of UGI or any of its subsidiaries, or any person or entity organized, appointed, or established by UGI or its subsidiaries for or pursuant to the terms of any such employee benefit plan), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (x) the then outstanding shares of common stock of UGI or (y) the combined voting power of UGI's then outstanding voting securities; (ii) individuals who at the beginning of any 24-month period constitute the Board of Directors (the "Incumbent Board") and any new director whose election by the Board, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority thereof; (iii) UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50% of the outstanding common stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction; or (iv) UGI is liquidated or dissolved.

         Upon a change of control, the Agreement provides for an immediate cash payment equal to the market value of any pending target award under UGI's long-term compensation plan.

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

         Named Executives Employed by the General Partner. Messrs. Bissell, Grady and Knauss each have an agreement with the General Partner (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the AmeriGas Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the General Partner terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with the General Partner or any of its subsidiaries.

         A change of control is generally deemed to occur if : (i) a change of control of UGI, as defined above, occurs, (ii) the General Partner, AmeriGas Partners or the Operating Partnership is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation or partnership in a transaction in which the former shareholders of the General Partner, or former limited partners, as the case may be, do not own more than 50% of the outstanding common stock and combined voting power, or the outstanding common units of such partnership, after the transaction, (iii) the General Partner, AmeriGas Partners or the Operating Partnership is liquidated or dissolved, (iv) UGI and its subsidiaries fail to own more than fifty percent of the general partnership interests of AmeriGas Partners or the Operating Partnership, (v) UGI and its subsidiaries fail to own more than fifty percent of the combined voting power of the General Partner's then outstanding voting securities, or (vi) AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners by vote of the limited partners, or AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners or the Operating Partnership as a result of judicial or administrative proceedings.

         Upon a change of control, the Agreement provides for an immediate cash payment equal to the market value of any pending target award under the General Partner's long-term compensation plan.

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

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 times his average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, the executive will also receive an amount to satisfy the executive's additional tax burden.


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


COMPENSATION/PENSION COMMITTEE

         The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and David I. J. Wang.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 1, 1999. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                                                AMOUNT AND
                                                                NATURE OF
                                                                BENEFICIAL
                                    NAME AND ADDRESS (1)       OWNERSHIP OF            PERCENT
       TITLE OF CLASS               OF BENEFICIAL OWNER     PARTNERSHIP UNITS          OF CLASS
------------------------       -------------------------    ------------------        ---------
Common Units                   UGI Corporation                  14,283,932 (2)          44.5%
                               AmeriGas, Inc.                   14,283,932 (3)          44.5%
                               AmeriGas Propane, Inc.           14,283,932 (4)          44.5%
                               Petrolane Incorporated            7,839,911 (5)          24.4%

Subordinated Units             UGI Corporation                   9,891,072 (6)         100.0%
                               AmeriGas, Inc.                    9,891,072 (7)         100.0%
                               AmeriGas Propane, Inc.            9,891,072 (8)         100.0%


(1) The address of each of UGI, AmeriGas, Inc., AmeriGas Propane, Inc. and Petrolane Incorporated is 460 North Gulph Road, King of Prussia, PA 19406.

(2) Based on the number of units held by its indirect, wholly owned subsidiaries, Petrolane Incorporated ("Petrolane") and AmeriGas Propane, Inc.

(3) Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4) AmeriGas Propane, Inc's ownership includes 6,444,021 Common Units for which it has sole voting and investment power, and 7,839,911 Common Units held by its subsidiary, Petrolane.

(5)      Petrolane has sole voting and investment power.

(6) Based on the number of units held by its indirect, wholly-owned subsidiary, AmeriGas Propane, Inc.

(7) Based on the number of units held by its wholly-owned subsidiary, AmeriGas Propane, Inc.

(8)      AmeriGas Propane, Inc. has sole voting and investment power.

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The table below sets forth as of October 31, 1999 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns (i) any Subordinated Units, or (ii) more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.


                                                   AMOUNT AND NATURE OF
                      NAME OF                     BENEFICIAL OWNERSHIP OF
                  BENEFICIAL OWNER             PARTNERSHIP COMMON UNITS (1)
---------------------------------------------  ----------------------------
   Lon R. Greenberg                                         4,500  (2)

   Thomas F. Donovan                                        1,000

   Richard C. Gozon                                             0

   James W. Stratton                                        1,000

   Stephen A. Van Dyck                                      1,000

   Roger B. Vincent                                         1,000

   David I. J. Wang                                        10,000

   Eugene V.N. Bissell                                     12,750  (3)

   Brendan P. Bovaird                                         500  (4)

   R. Paul Grady                                           13,550

   Robert H. Knauss                                         7,875

   Directors and  executive  officers as
     a group (15 persons)                                  78,188

(1)      Sole voting and investment power unless otherwise specified.

(2)      Units shown are held by Mr. Greenberg's adult children.

(3)      Mr. Bissell's Units are held jointly with his spouse.

(4)      Mr. Bovaird's Units are held jointly with his spouse.

         The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 31, 1999, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.5% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 385,466 shares subject to exercisable options), represents approximately 2.5% of UGI's outstanding shares.


                                                NUMBER OF UGI SHARES
                                                   AND NATURE OF
                                                BENEFICIAL OWNERSHIP         NUMBER OF
                 NAME OF                             EXCLUDING            EXERCISABLE UGI
            BENEFICIAL OWNER                   UGI STOCK OPTIONS (1)(2)    STOCK OPTIONS          TOTAL
------------------------------------           -----------------------    ---------------       --------
Lon R. Greenberg                                        125,438 (3)            293,959           419,397

Thomas F. Donovan                                         2,963                      0             2,963

Richard C. Gozon                                         17,663                  5,000            22,663

James W. Stratton                                        11,171                  5,000            16,171

Stephen A. Van Dyck                                           0                      0                 0

Roger B. Vincent                                          3,000                      0             3,000

David I. J. Wang                                         23,187                  5,000            28,187

Eugene V.N. Bissell                                       7,963 (4)              3,000            10,963

Brendan P. Bovaird                                       23,054 (5)             35,007            58,061

R. Paul Grady                                            22,560 (6)             19,000            41,560

Robert H. Knauss                                          8,819 (7)              1,000             9,819

Directors and executive officers as a
group (15 persons)                                      265,966                385,466           651,432



(1)      Sole voting and investment power unless otherwise specified.

(2) Included in the number of shares shown are Deferred Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows:
         Messrs. Donovan (1,298), Gozon (10,970), Stratton (9,478) and Wang (8,494).

(3) Mr. Greenberg holds 88,220 shares jointly with his spouse and 5,178 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(4)      Mr. Bissell holds these shares jointly with his spouse.

(5) Mr. Bovaird holds 12,993 shares jointly with his spouse and 3,061 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(6) Mr. Grady's ownership includes 6,942 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan based on September 30, 1999 Savings Plan statements.

(7) Mr. Knauss's ownership includes 4,315 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan based on September 30, 1999 Savings Plan statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs.

         The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until September 15, 2002, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,777 in fiscal year 1999. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from October 20, 1999 to November 22, 1999 was 6.0625%, representing a 5.4375% one-month Offshore Rate, plus an Applicable Margin of
 .625%. See Note 4 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

         The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with general liability, automobile and workers' compensation insurance for up to $500,000 over the Partnership's self-insured retention. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business --Trade Names; Trade and Service Marks," UGI, Petrolane and the General Partner have licensed the trade names "AmeriGas," "America's Propane Company" and "Petrolane" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 1999, the Partnership paid UGI and its affiliates $9,297,946 for the services and expense reimbursements referred to in this paragraph.

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

         (3) LIST OF EXHIBITS:

         The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):



                           INCORPORATION BY REFERENCE


   EXHIBIT NO.                       EXHIBIT                       REGISTRANT           FILING           EXHIBIT
 --------------     ----------------------------------------     ---------------     -------------      --------
       2.1          Merger and Contribution Agreement among          AmeriGas        Registration         10.21
                    AmeriGas Partners, L.P., AmeriGas             Partners, L.P.     Statement on
                    Propane, L.P., New AmeriGas Propane,                             Form S-4 (No.
                    Inc., AmeriGas Propane, Inc., AmeriGas                             33-92734)
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

        3.2         Certificate of Incorporation of AmeriGas         AmeriGas        Registration          3.3
                    Finance Corp.                                 Partners, L.P.     Statement on
                                                                                     Form S-4 (No.
                                                                                       33-92734)

                           INCORPORATION BY REFERENCE


   EXHIBIT NO.                     EXHIBIT                       REGISTRANT           FILING           EXHIBIT
 --------------   ---------------------------------------        ---------------     -------------      --------
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

       4.5        First Amendment dated as of September 12,          AmeriGas          Form 10-Q           4.5
                  1997 to Note Agreement dated as of April        Partners, L.P.       (9/30/97)
                  12, 1995

       4.6        Second Amendment dated as of September 15,         AmeriGas          Form 10-K           4.6
                  1998 to Note Agreement dated as of April        Partners, L.P.       (9/30/98)
                  12, 1995

       4.7        Third Amendment dated as of March 23, 1999         AmeriGas          Form 10-Q          10.2
                  to Note Agreement dated as of April 12, 1995    Partners, L.P.       (3/31/99)

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
                  Syndication Agent and certain banks

                           INCORPORATION BY REFERENCE


   EXHIBIT NO.                     EXHIBIT                       REGISTRANT           FILING           EXHIBIT
 --------------   ---------------------------------------        ---------------     -------------      --------
      10.2        First Amendment dated as of September 15,          AmeriGas          Form 10-K          10.2
                  1998 to Amended and Restated Credit Agreement   Partners, L.P.       (9/30/98)

      10.3        Second Amendment dated as of March 25, 1999        AmeriGas          Form 10-Q          10.1
                  to Amended and Restated Credit Agreement        Partners, L.P.       (3/31/99)

      10.4        Agreement dated as of May 1, 1996 between TE       AmeriGas          Form 10-K          10.2
                  Products Pipeline Company, L.P., and            Partners, L.P.       (9/30/97)
                  AmeriGas Propane, L.P., effective until
                  April 1, 2001

      10.5        Intercreditor and Agency Agreement dated as        AmeriGas          Form 10-Q          10.2
                  of April 19, 1995 among AmeriGas Propane,       Partners, L.P.       (3/31/95)
                  Inc., Petrolane Incorporated, AmeriGas
                  Propane, L.P., Bank of America National
                  Trust and Savings Association ("Bank of
                  America") as Agent, Mellon Bank, N.A. as
                  Cash Collateral Sub-Agent, Bank of America
                  as Collateral Agent and certain creditors of
                  AmeriGas Propane, L.P.

      10.6        General Security Agreement dated as of April       AmeriGas          Form 10-Q          10.3
                  19, 1995 among AmeriGas Propane, L.P., Bank     Partners, L.P.       (3/31/95)
                  of America National Trust and Savings
                  Association and Mellon Bank, N.A.

      10.7        Subsidiary Security Agreement dated as of          AmeriGas          Form 10-Q          10.4
                  April 19, 1995 among AmeriGas Propane, L.P.,    Partners, L.P.       (3/31/95)
                  Bank of America National Trust and Savings
                  Association as Collateral Agent and Mellon
                  Bank, N.A. as Cash Collateral Agent

      10.8        Restricted Subsidiary Guarantee dated as of        AmeriGas          Form 10-Q          10.5
                  April 19, 1995 by AmeriGas Propane, L.P. for    Partners, L.P.       (3/31/95)
                  the benefit of Bank of America National
                  Trust and Savings Association, as Collateral
                  Agent

      10.9        Trademark License Agreement dated April 19,        AmeriGas          Form 10-Q          10.6
                  1995 among UGI Corporation, AmeriGas, Inc.,     Partners, L.P.       (3/31/95)
                  AmeriGas Propane, Inc., AmeriGas Partners,
                  L.P. and AmeriGas Propane, L.P.

     10.10        Trademark License Agreement dated April 19,        AmeriGas          Form 10-Q          10.7
                  1995 among AmeriGas Propane, Inc., AmeriGas     Partners, L.P.       (3/31/95)
                  Partners, L.P. and AmeriGas Propane, L.P.

     10.11        Stock Purchase Agreement dated May 27, 1989,       Petrolane       Registration        10.16(a)
                  as amended and restated July 31, 1989,           Incorporated/      on Form S-1
                  between Texas Eastern Corporation and QFB       AmeriGas, Inc.    (No. 33-69450)
                  Partners

                           INCORPORATION BY REFERENCE


   EXHIBIT NO.                     EXHIBIT                        REGISTRANT           FILING           EXHIBIT
 --------------   ---------------------------------------         ---------------     -------------      --------
     10.12        Amended and Restated Sublease Agreement dated    UGI Corporation     Form 10-K          10.35
                  April 1, 1988, between Southwest Salt Co. and                        (9/30/94)
                  AP Propane, Inc. (the "Southwest Salt Co.
                  Agreement")

     10.12(a)     Letter dated July 8, 1998 pursuant to Article    UGI Corporation     Form 10-K          10.5
                  1, Section 1.2 of the Southwest Salt Co.                             (9/30/99)
                  Agreement re:  option to renew for period of
                  June 1, 2000 to May 31, 2005

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

     10.15**      UGI Corporation 1992 Stock Option and            UGI Corporation     Form 10-Q          10(ee.)
                  Dividend Equivalent Plan, as amended May 19,                         (6/30/92)
                  1992

     10.16**      UGI Corporation Annual Bonus Plan dated March    UGI Corporation     Form 10-Q          10.4
                  8, 1996                                                              (6/30/96)

    *10.17** AmeriGas Propane, Inc. Annual Bonus Plan effective October 1, 1998

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

     10.20**      AmeriGas Propane, Inc. Executive Employee           AmeriGas         Form 10-Q          10.1
                  Severance Pay Plan effective January 1, 1997     Partners, L.P.      (12/31/96)

     10.21**      Amendment No. 1 to AmeriGas Propane, Inc.           AmeriGas         Form 10-Q          10
                  Executive Employee Severance Pay Plan            Partners, L.P.      (6/30/98)

     10.22**      UGI Corporation 1992 Non-Qualified Stock            AmeriGas         Form 10-K          10.19
                  Option Plan                                      Partners, L.P.      (9/30/95)

     10.23**      Amendment No. 1 to the UGI Corporation 1992      UGI Utilities,      Form 10-Q          10
                  Non-Qualified Stock Option Plan                       Inc.           (6/30/97)

     10.24**      UGI Corporation 2000 Stock Incentive Plan       UGI Corporation      Form 10-K          10.14
                                                                                       (9/30/99)

                           INCORPORATION BY REFERENCE


   EXHIBIT NO.                     EXHIBIT                       REGISTRANT           FILING           EXHIBIT
 --------------   ---------------------------------------        ---------------     -------------      --------
    10.25**       AmeriGas Propane, Inc. 1997 Long-Term              AmeriGas          Form 10-K          10.26
                  Incentive Plan effective October 1, 1996        Partners, L.P.       (9/30/97)

    10.26**       AmeriGas Propane, Inc. Supplemental                AmeriGas          Form 10-K          10.27
                  Executive Retirement Plan effective October     Partners, L.P.       (9/30/97)
                  1, 1996

    10.27**       UGI Corporation 1997 Stock Option and          UGI Corporation       Form 10-Q          10.2
                  Dividend Equivalent Plan                                             (3/31/97)

    10.28**       UGI Corporation Supplemental Executive         UGI Corporation       Form 10-Q          10
                  Retirement Plan Amended and Restated                                 (6/30/98)
                  effective October 1, 1996

    10.29**       Summary of Terms of UGI Corporation            UGI Corporation       Form 10-Q          10
                  Restricted Stock Awards                                              (6/30/99)

    10.30**       Description of Change of Control               UGI Corporation       Form 10-K          10.33
                  arrangements for Messrs. Greenberg and                               (9/30/99)
                  Bovaird

   *10.31**       Description of Change of Control
                  arrangements for Messrs. Bissell, Grady and Knauss

   *13            Pages 9 through 23 of the AmeriGas
                  Partners, L.P. Annual Report for the year ended September 30, 1999

    21            Subsidiaries of AmeriGas Partners, L.P.            AmeriGas          Form 10-K          21
                                                                  Partners, L.P.       (9/30/98)

   *27.1          Financial Data Schedule of AmeriGas
                  Partners, L.P.

   *27.2          Financial Data Schedule of AmeriGas
                  Finance Corp.


*  Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         During the last quarter of the 1999 fiscal year, neither the Partnership nor AmeriGas Finance Corp. filed any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIGAS PARTNERS, L.P.


Date:  December 13, 1999               By:   AmeriGas Propane, Inc.
                                             its General Partner




                                       By:   Martha B. Lindsay
                                             ----------------------------------
                                             Martha B. Lindsay
                                             Vice President - Finance
                                             and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 13, 1999 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.


         SIGNATURE                                   TITLE



Lon R. Greenberg                                  President, Chairman and Chief
--------------------------------                  Executive Officer
Lon R. Greenberg                                  (Principal Executive Officer)
                                                  and Director


Martha B. Lindsay                                 Vice President - Finance
--------------------------------                  and Chief Financial Officer
Martha B. Lindsay                                 (Principal Financial Officer)


Richard R. Eynon                                  Controller and
--------------------------------                  Chief Accounting Officer
Richard R. Eynon                                  (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 13, 1999 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.


         SIGNATURE                                            TITLE
         ---------                                            -----
Thomas F. Donovan                                             Director
-----------------------------------
Thomas F. Donovan


Richard C. Gozon                                              Director
-----------------------------------
Richard C. Gozon


James W. Stratton                                             Director
-----------------------------------
James W. Stratton


Stephen A. Van Dyck                                           Director
-----------------------------------
Stephen A. Van Dyck


Roger B. Vincent                                              Director
-----------------------------------
Roger B. Vincent


David I. J. Wang                                              Director
-----------------------------------
David I. J. Wang

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERIGAS FINANCE CORP.



Date:  December 13, 1999                 By:   Martha B. Lindsay
                                               ----------------------------
                                               Martha B. Lindsay
                                               Vice President - Finance
                                               and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 13, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


         SIGNATURE                             TITLE
         ---------                             -----



Eugene V.N. Bissell                  President (Principal Executive
------------------------------       Officer) and Director
Eugene V.N. Bissell


Martha B. Lindsay                    Vice President - Finance
------------------------------       and Chief Financial Officer
Martha B. Lindsay                    (Principal Financial Officer)
                                     and Director


Richard R. Eynon                     Controller and Chief Accounting Officer
------------------------------       (Principal Accounting Officer)
Richard R. Eynon


Brendan P. Bovaird                   Director
------------------------------
Brendan P. Bovaird

                             AMERIGAS PARTNERS, L.P
                             AMERIGAS FINANCE CORP.





                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 1999

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 12, 1999, listed in the following index, are included in AmeriGas Partners' 1999 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 1999 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                                        Annual Report
                                                                                     Form 10-K         to Unitholders
                                                                                       (page)              (page)
                                                                                       ------              ------
AmeriGas Partners, L.P. and Subsidiaries
----------------------------------------
Financial Statements:

    Report of Independent Public Accountants                                         Exhibit 13              23

    Consolidated Balance Sheets as of September 30,
       1999 and 1998                                                                 Exhibit 13              10

    Consolidated Statements of Operations for the years ended September 30,
       1999, 1998 and 1997                                                           Exhibit 13              11

    Consolidated Statements of Cash Flows for the years ended September 30,
       1999, 1998 and 1997                                                           Exhibit 13              12

    Consolidated Statements of Partners' Capital for the years ended September
       30, 1999, 1998 and 1997                                                       Exhibit 13              13

    Notes to Consolidated Financial Statements                                       Exhibit 13            14-22

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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                                     Form 10-K
                                                                                       (page)
                                                                                       ------
AmeriGas Finance Corp.
----------------------

    Financial Statements:

         Report of Independent Public Accountants                                       F-5

         Balance Sheets as of September 30, 1999 and 1998                               F-6

         Statements of Stockholder's Equity for the years ended September 30,
              1999, 1998 and 1997                                                       F-7

         Note to Financial Statements                                                   F-8



We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                             AMERIGAS FINANCE CORP.


                              FINANCIAL STATEMENTS
              for the years ended September 30, 1999, 1998 and 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To AmeriGas Finance Corp.:


We have audited the accompanying balance sheets of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 1999 and 1998, and the related statements of stockholder's equity for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the balance sheets and statements of stockholder's equity referred to above present fairly, in all material respects, the financial position of AmeriGas Finance Corp. as of September 30, 1999 and 1998, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Chicago, Illinois
November 12, 1999

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS


                                                                                                  September 30,
                                                                                           -----------------------------
ASSETS                                                                                        1999             1998
------                                                                                     -----------      ------------
        Cash                                                                                  $ 1,000           $ 1,000
                                                                                           -----------      ------------
                Total assets                                                                  $ 1,000           $ 1,000
                                                                                           ===========      ============


STOCKHOLDER'S  EQUITY

        Common stock, $.01 par value; 100 shares authorized;
                100 shares issued and outstanding                                             $     1           $     1
        Additional paid-in capital                                                                999               999
                                                                                           -----------      ------------
                Total stockholder's equity                                                    $ 1,000           $ 1,000
                                                                                           ===========      ============


The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY




                                                                      Additional
                                                      Common            Paid-in           Retained
                                                       Stock            Capital           Earnings
                                                   --------------    --------------     -------------

BALANCE SEPTEMBER 30, 1997                            $        1        $      999         $       -
                                                   --------------    --------------     -------------

BALANCE SEPTEMBER 30, 1998                                     1               999                 -
                                                   --------------    --------------     -------------

BALANCE SEPTEMBER 30, 1999                            $        1        $      999         $       -
                                                   ==============    ==============     =============




The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)





                                                                    September 30,
                                                           --------------------------------
                                                               1999               1998
                                                           -------------      -------------
ASSETS
------

Accounts receivable                                           $   5,063          $   5,093
Investment in AmeriGas Propane, L.P.                            331,317            396,844
Deferred charges                                                  2,304              2,609
                                                           -------------      -------------

        Total assets                                          $ 338,684          $ 404,546
                                                           =============      =============



LIABILITIES  AND  PARTNERS'  CAPITAL
------------------------------------

Accounts payable                                              $       2          $      30
Accrued interest                                                  4,641              4,641
                                                           -------------      -------------

        Total current liabilities                                 4,643              4,671

Long-term debt                                                  100,000            100,000

Partners' capital:
        Common unitholders                                      177,947            157,866
        Subordinated unitholders                                 53,756            139,012
        General partner                                           2,338              2,997
                                                           -------------      -------------

        Total partners' capital                                 234,041            299,875
                                                           -------------      -------------

        Total liabilities and partners' capital               $ 338,684          $ 404,546
                                                           =============      =============

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)



                                                                          Year
                                                                         Ended
                                                                     September 30,
                                                      ---------------------------------------------
                                                         1999             1998            1997
                                                      ------------    -------------    ------------

Operating income (expenses)                              $     (2)        $     30        $    (29)
Equity in income of AmeriGas Propane, L.P.                 36,067           31,802          54,439
Interest expense                                          (10,430)         (10,430)        (10,430)
                                                      ------------    -------------    ------------

Net income                                               $ 25,635         $ 21,402        $ 43,980
                                                      ============    =============    ============

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)



                                                                                           Year
                                                                                           Ended
                                                                                       September 30,
                                                                     --------------------------------------------------
                                                                         1999              1998              1997
                                                                     --------------    --------------   ---------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
       Net income                                                         $ 25,635          $ 21,402          $ 43,980
       Reconciliation of net income to net cash from
         operating activities:
          Equity in income of AmeriGas Propane, L.P.                       (36,067)          (31,802)          (54,438)
          Increase (decrease) in accounts receivable                            30               (30)                -
          Increase (decrease) in accounts payable                              (28)                1               (37)
          Amortization of deferred debt issuance costs                         305               305               306
                                                                     --------------    --------------   ---------------
            Net cash used by operating activities                          (10,125)          (10,124)          (10,189)
                                                                     --------------    --------------   ---------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
       Contribution to AmeriGas Propane, L.P.                                  (16)              (12)              (26)
       Distributions from AmeriGas Propane, L.P.                           103,255           103,184           103,050
                                                                     --------------    --------------   ---------------
            Net cash provided by investing activities                      103,239           103,172           103,024
                                                                     --------------    --------------   ---------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Distributions                                                       (93,130)          (93,060)          (92,861)
       Capital contribution from General Partner                                16                12                26
                                                                     --------------    --------------   ---------------
            Net cash used by financing activities                          (93,114)          (93,048)          (92,835)
                                                                     --------------    --------------   ---------------



Change in cash and cash equivalents                                       $      -          $      -          $      -
                                                                     ==============    ==============   ===============

CASH  AND  CASH  EQUIVALENTS:
       End of period                                                      $      -          $      -          $      -
       Beginning of period                                                       -                 -                 -
                                                                     --------------    --------------   ---------------
            Change                                                        $      -          $      -          $      -
                                                                     ==============    ==============   ===============

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)






                                                                        Charged
                                                     Balance at        (credited)                           Balance at
                                                      beginning       to costs and                            end of
                                                       of year          expenses           Other               year
                                                    --------------   ---------------   --------------      --------------
YEAR ENDED SEPTEMBER 30, 1999
-----------------------------

Reserves deducted from assets in
 the consolidated balance sheet:

      Allowance for doubtful accounts                $      6,432     $      3,528       $  (3,962)(1)      $      5,998
                                                    ==============                                         ==============

      Allowance for amortization of other
          deferred costs                             $        584     $        787                          $      1,371
                                                    ==============                                         ==============

      Allowance for amortization of deferred
          financing costs                            $      5,407     $      1,656                          $      7,063
                                                    ==============                                         ==============

Other reserves:

      Self-insured property and casualty liability   $     41,842     $     10,952       $ (18,187)(2)      $     34,607
                                                    ==============                                         ==============

      Insured property and casualty liability        $      4,300     $        768                          $      5,068
                                                    ==============                                         ==============

      Environmental and other                        $     13,167                        $  (1,161)(2)      $     12,165
                                                    ==============                                         ==============
                                                                                               159 (3)

YEAR ENDED SEPTEMBER 30, 1998
-----------------------------

Reserves deducted from assets in
 the consolidated balance sheet:

      Allowance for doubtful accounts                $      7,875     $      4,287       $  (5,730)(1)      $      6,432
                                                    ==============                                         ==============

      Allowance for amortization of other
          deferred costs                             $        414     $        170       $     -            $        584
                                                    ==============                                         ==============

      Allowance for amortization of deferred
          financing costs                            $      3,791     $      1,616       $     -            $      5,407
                                                    ==============                                         ==============

Other reserves:

      Self-insured property and casualty liability   $     41,856     $     10,606       $ (10,620)(2)      $     41,842
                                                    ==============                                         ==============

      Insured property and casualty liability        $      1,801     $      2,851       $    (352)(2)      $      4,300
                                                    ==============                                         ==============

      Environmental and other                        $     19,133     $     (4,046)      $  (1,920)(2)      $     13,167
                                                    ==============                                         ==============

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)




                                                                        Charged
                                                      Balance at       (credited)                           Balance at
                                                      beginning       to costs and                            end of
                                                       of year          expenses           Other               year
                                                    --------------   ---------------   --------------      --------------
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
                                                          ========                                            ========
                                                                                                65 (3)



(1)  Uncollectible accounts written off, net of recoveries.
(2)  Payments, net of any refunds
(3)  Other adjustments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the AmeriGas Partners, L.P. annual report to unitholders for the year ended September 30, 1999, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 12, 1999. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the index on page F-2 are the responsibility of the management of AmeriGas Propane, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN LLP

Chicago, Illinois
November 12, 1999

                                  EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION
-----------      -----------

10.17             AmeriGas Propane, Inc. Annual Bonus Plan effective October 1,
                  1998

10.31             Description of Change of Control arrangements for Messrs.
                  Bissell, Grady and Knauss

13                Pages 9 through 23 of the AmeriGas Partners, L.P. 1999 Annual
                  Report

27.1              Financial Data Schedule of AmeriGas Partners, L.P.

27.2              Financial Data Schedule of AmeriGas Finance Corp.