Form 10-Q
period 1999-12-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 2000-02-14
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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

         At January 31, 2000, the registrants had units and shares of common stock outstanding as follows:

                AmeriGas Partners, L.P. - 32,078,293 Common Units
                                           9,891,072 Subordinated Units
                       AmeriGas Finance Corp. - 100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                       PAGES
                                                                                       -----
  PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of December 31, 1999,
                  September 30, 1999 and December 31, 1998                                1

                Condensed Consolidated Statements of Operations for the three
                  and twelve months ended December 31, 1999 and 1998                      2

                Condensed Consolidated Statements of Cash Flows for the three
                  and twelve months ended December 31, 1999 and 1998                      3

                Condensed Consolidated Statement of Partners' Capital for the
                  three months ended December 31, 1999                                    4

                Notes to Condensed Consolidated Financial Statements                    5 - 7

             AmeriGas Finance Corp.

                Balance Sheets as of December 31, 1999 and September 30, 1999             8

                Note to Balance Sheets                                                    9

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  10 - 15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  16

PART II  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                            17

    Signatures                                                                           18

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                         December 31,  September 30,   December 31,
                                                                            1999           1999           1998
                                                                         ------------  -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $   17,639     $      390     $   14,070
     Accounts receivable (less allowances for doubtful accounts
         of $6,280, $5,998, and $6,599, respectively)                       119,506         66,937         86,857
     Inventories                                                             58,048         53,455         43,250
     Prepaid expenses and other current assets                               24,279         19,787         15,032
                                                                         ----------     ----------     ----------
         Total current assets                                               219,472        140,569        159,209

Property, plant and equipment (less accumulated depreciation and
     amortization of $247,715, $236,628, and $214,526, respectively)        428,971        435,545        440,391
Intangible assets (less accumulated amortization of $171,759,
     $165,676, and $147,750, respectively)                                  605,088        608,878        625,180
Other assets                                                                 11,043         11,469         13,048
                                                                         ----------     ----------     ----------
         Total assets                                                    $1,264,574     $1,196,461     $1,237,828
                                                                         ==========     ==========     ==========




LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                $   24,936     $   17,394     $    6,194
     Bank loans                                                              50,000         22,000         62,000
     Accounts payable - trade                                                69,087         48,730         44,018
     Accounts payable - related parties                                       2,313          2,151          2,206
     Other current liabilities                                               77,695         97,632         82,514
                                                                         ----------     ----------     ----------
         Total current liabilities                                          224,031        187,907        196,932

Long-term debt                                                              764,549        727,331        693,634
Other noncurrent liabilities                                                 42,705         43,802         48,985

Commitments and contingencies

Minority interest                                                             3,365          3,380          4,019

Partners' capital                                                           229,924        234,041        294,258
                                                                         ----------     ----------     ----------
         Total liabilities and partners' capital                         $1,264,574     $1,196,461     $1,237,828
                                                                         ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                             Three Months Ended            Twelve Months Ended
                                                December 31,                   December 31,
                                          ------------------------      ------------------------
                                             1999           1998           1999           1998
                                          ---------      ---------      ---------      ---------
Revenues:
     Propane                              $ 269,818      $ 212,145      $ 842,813      $ 769,249
     Other                                   31,230         25,639         92,986         79,990
                                          ---------      ---------      ---------      ---------
                                            301,048        237,784        935,799        849,239
                                          ---------      ---------      ---------      ---------

Costs and expenses:
     Cost of sales - propane                144,693         93,434        405,322        352,514
     Cost of sales - other                   14,001         11,094         39,612         32,614
     Operating and administrative
          expenses                           89,504         83,590        335,549        322,943
     Depreciation and amortization           16,271         15,578         65,571         63,221
     Other income, net                       (1,141)          (704)        (5,829)          (726)
                                          ---------      ---------      ---------      ---------
                                            263,328        202,992        840,225        770,566
                                          ---------      ---------      ---------      ---------

Operating income                             37,720         34,792         95,574         78,673
Interest expense                            (17,980)       (16,664)       (67,901)       (65,903)
                                          ---------      ---------      ---------      ---------
Income before income taxes                   19,740         18,128         27,673         12,770
Income tax (expense) benefit                   (318)          (266)          (110)            71
Minority interest                              (223)          (207)          (384)          (235)
                                          ---------      ---------      ---------      ---------
Net income                                $  19,199      $  17,655      $  27,179      $  12,606
                                          =========      =========      =========      =========



General partner's interest in
     net income                           $     192      $     177      $     272      $     126
                                          =========      =========      =========      =========

Limited partners' interest in
     net income                           $  19,007      $  17,478      $  26,907      $  12,480
                                          =========      =========      =========      =========


Income per limited
     partner unit - basic and diluted     $    0.45      $    0.42      $    0.64      $    0.30
                                          =========      =========      =========      =========

Average limited partner units
     outstanding (thousands)                 41,969         41,888         41,938         41,888
                                          =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                     Three Months Ended          Twelve Months Ended
                                                                        December 31,                  December 31,
                                                                   ----------------------      ------------------------
                                                                     1999          1998           1999           1998
                                                                   --------      --------      ---------      ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                    $ 19,199      $ 17,655      $  27,179      $  12,606
     Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
            Depreciation and amortization                            16,271        15,578         65,571         63,221
            Other, net                                                1,359          (117)           535         (4,629)
                                                                   --------      --------      ---------      ---------
                                                                     36,829        33,116         93,285         71,198
            Net change in:
                Accounts receivable                                 (53,701)      (29,025)       (36,138)        28,010
                Inventories and prepaid propane purchases            (8,157)        7,220        (20,220)        35,930
                Accounts payable                                     20,519         5,529         25,176        (10,504)
                Other current assets and liabilities                (22,121)      (21,596)       (13,725)        10,378
                                                                   --------      --------      ---------      ---------
         Net cash provided (used) by operating activities           (26,631)       (4,756)        48,378        135,012
                                                                   --------      --------      ---------      ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                  (5,162)       (7,228)       (28,987)       (31,818)
     Proceeds from disposals of assets                                1,771           935          6,541          5,421
     Acquisitions of businesses, net of cash acquired                (2,393)       (2,367)        (3,924)        (9,055)
                                                                   --------      --------      ---------      ---------
         Net cash used by investing activities                       (5,784)       (8,660)       (26,370)       (35,452)
                                                                   --------      --------      ---------      ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                                  (23,316)      (23,272)       (93,174)       (93,085)
     Minority interest activity                                        (238)         (237)        (1,037)        (1,040)
     Increase (decrease) in bank loans                               28,000        52,000        (12,000)       (13,000)
     Issuance of long-term debt                                      46,000            --        142,007         10,000
     Repayment of long-term debt                                       (782)       (9,878)       (54,251)       (12,752)
     Capital contribution from General Partner                           --            --             16             12
                                                                   --------      --------      ---------      ---------
         Net cash provided (used) used by financing activities       49,664        18,613        (18,439)      (109,865)
                                                                   --------      --------      ---------      ---------


Cash and cash equivalents increase (decrease)                      $ 17,249      $  5,197      $   3,569      $ (10,305)
                                                                   ========      ========      =========      =========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                                 $ 17,639      $ 14,070      $  17,639      $  14,070
     Beginning of period                                                390         8,873         14,070         24,375
                                                                   --------      --------      ---------      ---------
         Increase (decrease)                                       $ 17,249      $  5,197      $   3,569      $ (10,305)
                                                                   ========      ========      =========      =========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                     Number of units                                                     Total
                               ----------------------------                                  General    partners'
                                  Common       Subordinated      Common      Subordinated    partner    capital
                               -----------     ------------     ---------    ------------    -------    --------
BALANCE SEPTEMBER 30, 1999      32,078,293       9,891,072      $ 177,947      $ 53,756      $2,338     $234,041

     Net income                                                    14,528         4,479         192       19,199

     Distributions                                                (17,643)       (5,440)       (233)     (23,316)

                               -----------      ----------      ---------      --------      ------     --------
BALANCE DECEMBER 31, 1999       32,078,293       9,891,072      $ 174,832      $ 52,795      $2,297     $229,924
                               ===========      ==========      =========      ========      ======     ========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners"), its subsidiary AmeriGas Propane, L.P. (the "Operating Partnership"), and their corporate subsidiaries, together referred to in this report as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in the Operating Partnership as a minority interest in the condensed consolidated financial statements. Certain prior-period balances have been reclassified to conform with the current period presentation.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 1999. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The Partnership's comprehensive income as determined under Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was the same as its net income for all periods presented.

         Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

2.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $51,569 and $192,065 during the three and twelve months ended December 31, 1999, respectively, and $48,616 and $185,125 during the three and twelve months ended December 31, 1998, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $433 and $4,581 during the three and twelve months ended December 31, 1999, respectively, and $1,348 and $5,831 during the three and twelve months ended December 31, 1998, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated ("Petrolane"), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Lease payments under these leases total approximately $40,000 at December 31, 1999. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. ("Shell") for various scheduled claims that were pending against Tropigas de Puerto Rico ("Tropigas"). Petrolane had entered into this indemnification agreement in conjunction with its sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions, aggregate at least $68,000. One of the Antitrust cases which is the subject of the indemnity, Pressure Vessels of Puerto Rico, et al. v. Empire Gas, et al., has been dismissed by the trial court. The grounds for the dismissal are that the Public Service Commission of Puerto Rico has exclusive jurisdiction over the claims asserted against the defendants which are public service companies under the laws of Puerto Rico. Our inquiries have failed to uncover any information that an appeal has been filed or that any

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)


         complaint has been filed with the Public Service Commission. The remaining Antitrust suit, Puerto Rico Fuels, is pending before the Puerto Rico Supreme Court.

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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                              December 31,   September 30,
                                                                 1999            1999
                                                              ------------   -------------
ASSETS

      Cash                                                       $1,000         $1,000
                                                                 ------         ------
           Total assets                                          $1,000         $1,000
                                                                 ======         ======

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                $    1         $    1
      Additional paid-in capital                                    999            999
                                                                 ------         ------
           Total stockholder's equity                            $1,000         $1,000
                                                                 ======         ======

The accompanying note is an integral part of these financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS

AmeriGas Finance Corp. ("AmeriGas Finance"), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended December 31, 1999 ("1999 three-month period") with the three months ended December 31, 1998 ("1998 three-month period") and (2) the twelve months ended December 31, 1999 ("1999 twelve-month period") with the twelve months ended December 31, 1998 ("1998 twelve-month period"). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

---------------------------------------------------------------------------------------------------
Three Months Ended December 31,            1999            1998                 Increase
---------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
      Retail                                233.7           220.7           13.0          5.9 %
      Wholesale                              56.7            48.1            8.6         17.9 %
                                         --------         -------       --------
                                            290.4           268.8           21.6          8.0 %
                                         ========         =======       ========

Revenues:
      Retail propane                     $  240.4         $ 193.7       $   46.7         24.1 %
      Wholesale propane                      29.4            18.4           11.0         59.8 %
      Other                                  31.2            25.7            5.5         21.4 %
                                         --------         -------       --------
                                         $  301.0         $ 237.8       $   63.2         26.6 %
                                         ========         =======       ========

Total margin                             $  142.4         $ 133.3       $    9.1          6.8 %
EBITDA (a)                               $   54.0         $  50.4       $    3.6          7.1 %
Operating income                         $   37.7         $  34.8       $    2.9          8.3 %
Heating degree days - % warmer
   than normal                              (14.1)          (11.0)            --           --
------------------------------------------------------------------------------------ --------------

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

                             AMERIGAS PARTNERS, L.P.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



For the second consecutive year, results for the three-month period ended December 31 were impacted significantly by warmer than normal weather. Based upon national heating degree day data, temperatures in the 1999 three-month period were 14.1% warmer than normal and 3.4% warmer than in the prior-year period. Notwithstanding the warmer weather, retail volumes of propane sold increased 13.0 million gallons (5.9%) reflecting higher sales in virtually all of the Partnership's customer categories. The increase in retail volumes is attributable in large part to the acceleration of purchases by some customers resulting from the year 2000 ("Y2K") issue as well as an increase in the number of customers and further expansion of our PPX Prefilled Propane Xchange(R) program.

Total revenues from retail propane sales increased $46.7 million during the 1999 three-month period reflecting a $35.3 million increase as a result of higher average selling prices and an $11.4 million increase as a result of the higher retail volumes sold. Wholesale propane revenues increased $11.0 million due primarily to higher selling prices and, to a lesser extent, higher volumes. The higher retail and wholesale selling prices resulted from higher propane supply costs. Other revenues increased $5.5 million reflecting, in part, higher customer fee, hauling, appliance and service revenues. Cost of sales in the 1999 three-month period increased $54.2 million primarily as a result of the higher propane product costs and the increase in retail volumes sold.

Total margin increased $9.1 million in the 1999 three-month period principally as a result of (1) the impact of greater volumes sold to higher margin residential and PPX(R) customers, (2) an increase in total margin from customer fees, and (3) an increase in total margin from higher appliance sales and hauling and terminal revenues.

EBITDA and operating income were higher in the 1999 three-month period as a result of the higher total margin and a $0.4 million increase in other income. These increases were partially offset by a $5.9 million increase in operating and administrative expenses. The increase in operating and administrative expenses includes (1) higher expenses associated with new business initiatives and (2) increased vehicle fuel costs and vehicle and tank repair and maintenance expenses. Partially offsetting these increases in operating expenses was $0.8 million of income from adjustments to incentive compensation accruals.

                             AMERIGAS PARTNERS, L.P.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

--------------------------------------------------------------------------------------------------
Twelve Months Ended December 31,         1999            1998                   Increase
-------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                                796.2            757.4           38.8         5.1%
     Wholesale                             199.2            170.5           28.7        16.8%
                                       ---------      -----------       --------
                                           995.4            927.9           67.5         7.3%
                                       =========      ===========       ========

Revenues:
     Retail propane                    $   756.5      $     699.6       $   56.9         8.1%
     Wholesale propane                      86.3             69.6           16.7        24.0%
     Other                                  93.0             80.0           13.0        16.3%
                                       ---------      -----------       --------
                                       $   935.8      $     849.2       $   86.6        10.2%
                                       =========      ===========       ========

Total margin                           $   490.9      $     464.1       $   26.8         5.8%
EBITDA                                 $   161.1      $     141.9       $   19.2        13.5%
Operating income                       $    95.6      $      78.7       $   16.9        21.5%
Heating degree days - % warmer
   than normal                             (11.0)           (13.1)            --          --
-------------------------------------------------------------------------------------------------

Temperatures based upon heating degree days were 11.0% warmer than normal in the 1999 twelve-month period but 2.5% colder than during the prior-year period. Retail propane gallons sold increased 38.8 million gallons as a result of the slightly colder weather, the impact of targeted customer growth in higher-margin residential heating and PPX(R) cylinder exchange markets, and the acceleration of purchases by some of our customers in anticipation of Y2K. Wholesale volumes of propane sold increased 28.7 million gallons reflecting in part the effects of the slightly colder weather.

Total retail propane revenues increased $56.9 million in the 1999 twelve-month period reflecting (1) a $35.8 million increase as a result of the higher volumes sold and (2) a $21.1 million increase as a result of higher average retail propane selling prices. Wholesale propane revenues increased $16.7 million on higher volumes sold and higher average selling prices. Propane selling prices in the 1999 twelve-month period were generally lower during the first half of the period and higher during the latter part of the year reflecting a significant increase in propane supply costs. Other revenues increased $13.0 million in the 1999 twelve-month period reflecting higher appliance sales, increased terminal and hauling revenues, and greater customer fee revenues. Cost of sales increased $59.8 million primarily as a result of the higher propane volumes sold and higher average product costs.

                             AMERIGAS PARTNERS, L.P.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Total margin increased $26.8 million in the 1999 twelve-month period due to (1) the higher retail propane volumes sold and (2) an increase in total margin from appliance sales, customer fees, and hauling and terminal revenue.

The increase in EBITDA and operating income reflects (1) the greater total margin and (2) higher other income. The impact of these increases was partially offset by higher operating and administrative expenses. Other income, net, in the 1998 twelve-month period is net of a $4.0 million loss from two interest rate protection agreements entered into to reduce interest rate exposure associated with an anticipated debt refinancing. Operating expenses of the Partnership were $335.5 million in the 1999 twelve-month period compared with $322.9 million in the prior-year period. Operating expenses in the prior-year period are net of (1) $2.7 million of income from lower required accruals for environmental matters and (2) $2.0 million of income from lower required accruals for property taxes. Excluding the impact of these items in the prior year, operating expenses of the Partnership increased $7.9 million principally due to expenses associated with new business initiatives and, to a lesser extent, higher vehicle expenses.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at December 31, 1999 totaled $839.5 million compared with $766.7 million at September 30, 1999. During the three months ended December 31, 1999, the Operating Partnership borrowed $46.0 million under its Acquisition Facility relating to propane business and asset expenditures incurred in prior years. Borrowings under the Acquisition Facility at December 31, 1999 totaled $69 million.

During the three months ended December 31, 1999, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarter ended September 30, 1999. The MQD for the quarter ended December 31, 1999 will be paid on February 18, 2000 to holders of record on February 10, 2000 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow and refinance debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The 9,891,072 Subordinated Units of the Partnership which are held by the General Partner are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after

                             AMERIGAS PARTNERS, L.P.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


March 31, 2000 in respect of which certain historical cash-based performance and distribution requirements are met. The ability of the Partnership to attain the cash-based performance and distribution requirements will depend upon a number of factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due in large part to the impact of higher propane product costs on working capital, it is possible but unlikely that the cash generation based requirements for conversion will be attained during fiscal 2000.

CASH FLOWS

Cash and cash equivalents totaled $17.6 million at December 31, 1999 compared with $0.4 million at September 30, 1999. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1999 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $(26.6) million during the three months ended December 31, 1999 compared with $(4.8) million during the prior-year period. Changes in operating working capital during the three months ended December 31, 1999 used $63.5 million of operating cash flow while changes in operating working capital during the three months ended December 31, 1998 used $37.9 million of operating cash flow. The higher amount in the 1999 period principally reflects the impact of higher propane product costs on working capital. Cash flow from operating activities before changes in working capital was $36.8 million in the three months ended December 31, 1999 compared with $33.1 million during the three months ended December 31, 1998 reflecting the improved 1999 three-month period operating results.

INVESTING ACTIVITIES. We spent $5.2 million for property, plant and equipment (including maintenance capital expenditures of $1.8 million) during the three months ended December 31, 1999 compared with $7.2 million (including maintenance capital expenditures of $2.5 million) in the prior-year period. During each of the three month periods ended December 31, 1999 and 1998, we acquired several propane businesses for net cash payments of $2.4 million.

FINANCING ACTIVITIES. During the three-month periods ended December 31, 1999 and 1998, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During the 1999 three-month period, the Operating Partnership borrowed $46 million under its Acquisition Facility relating to propane business and asset expenditures incurred in prior years. The Operating Partnership had net borrowings of $28 million under its Revolving Credit Facility during the 1999 three-month period compared with net borrowings of $52 million in the 1998 three-month period.

                             AMERIGAS PARTNERS, L.P.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 MATTERS

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

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date sensitive, computer-based systems to identify those systems that were not Y2K compliant and modified those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers. We also developed contingency plans to be used in the event of Y2K disruption. The major elements of these plans were based upon the use of manual back-up systems, alternative sources of supply, and additional staffing.

Since December 31, 1999, the Partnership has not experienced, and has not become aware of, any Y2K-related problems associated with any of its mission critical computer-based systems or its computer-controlled systems and equipment with embedded software. Furthermore, the Partnership is not aware of or has not experienced any Y2K-related problems with any of its key suppliers and third-party providers including utility and telecommunication companies and financial institutions with which the Partnership does business.

We believe that a significant portion of the 13.0 million increase in retail gallons sold during the 1999 three-month period may have resulted from customers accelerating purchases in advance of Y2K. Expenses associated with our Y2K compliance efforts during the last three fiscal years totaled approximately $2.0 million. We do not expect additional Y2K-related expenditures of a material amount in the future.

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

The Partnership has interest rate exposure associated with borrowings under its Bank Credit Agreement. The Bank Credit Agreement provides for interest rates on borrowings which are indexed to the agent bank's reference rate or offshore interbank borrowing rates. Based upon Bank Credit Agreement average borrowings during the most recent fiscal year ended September 30, 1999, an increase in interest rates of 100 basis points (1.0%) would increase annual interest expense by approximately $0.6 million. Additionally, the Partnership uses long-term debt as a primary source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, we refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, we may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, we occasionally enter into interest rate protection agreements.

At December 31, 1999, the impact on the fair value of the Partnership's market risk sensitive instruments resulting from (1) a 10 cent a gallon decline in the market price of propane and (2) a 100 basis point decline in interest rates on U.S. treasury notes, would not be materially different than that reported in the Partnership's 1999 Annual Report on Form 10-K. We expect that any losses from market risk sensitive instruments used to manage propane price or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

                            AMERIGAS PARTNERS, L.P.


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  27.1 Financial Data Schedule of AmeriGas Partners, L.P.

                  27.2 Financial Data Schedule of AmeriGas Finance Corp.

         (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended December 31, 1999.

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



                                               AmeriGas Partners, L.P.
                                       -----------------------------------------
                                                   (Registrant)
                                       By:      AmeriGas Propane, Inc.,
                                                as General Partner



Date:  February 11, 2000               By:      Martha B. Lindsay
------------------------               -----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer



                                       By:      Richard R. Eynon
                                       -----------------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer



                                                AmeriGas Finance Corp.
                                       -----------------------------------------
                                                   (Registrant)



Date:  February 11, 2000               By:      Martha B. Lindsay
------------------------               -----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer



                                       By:      Richard R. Eynon
                                       -----------------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX


27.1            Financial Data Schedule of AmeriGas Partners, L.P.

27.2            Financial Data Schedule of AmeriGas Finance Corp.