Form 10-Q
period 2000-03-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 2000-05-15
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

      At April 30, 2000, the registrants had units and shares of common stock outstanding as follows:

            AmeriGas Partners, L.P. -  32,078,293 Common Units
                                        9,891,072 Subordinated Units
            AmeriGas Finance Corp. -   100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                  PAGES
                                                                                  -----
PART I  FINANCIAL INFORMATION

   Item 1. Financial Statements

         AmeriGas Partners, L.P.

           Condensed Consolidated Balance Sheets as of March 31, 2000,
            September 30, 1999 and March 31, 1999                                   1

           Condensed Consolidated Statements of Operations for the three,
            six and twelve months ended March 31, 2000 and 1999                     2

           Condensed Consolidated Statements of Cash Flows for the six
            and twelve months ended March 31, 2000 and 1999                         3

           Condensed Consolidated Statement of Partners' Capital for the
            six months ended March 31, 2000                                         4

           Notes to Condensed Consolidated Financial Statements                   5 - 7

         AmeriGas Finance Corp.

           Balance Sheets as of March 31, 2000 and September 30, 1999               8

           Note to Balance Sheets                                                   9

   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                10 - 16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk               17

PART II  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                        18

   Signatures                                                                       19

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                             March 31,       September 30,       March 31,
                                                                               2000              1999              1999
                                                                            ----------        ----------        ----------
ASSETS
Current assets:
     Cash and cash equivalents                                              $    4,285        $      390        $   16,453
     Accounts receivable (less allowances for doubtful accounts
         of $7,243, $5,998, and $8,115, respectively)                          123,380            66,937            93,963
     Inventories                                                                50,855            53,455            37,042
     Prepaid expenses and other current assets                                  15,279            19,787            17,139
                                                                            ----------        ----------        ----------
         Total current assets                                                  193,799           140,569           164,597

Property, plant and equipment (less accumulated depreciation and
     amortization of $257,524, $236,628, and $223,846, respectively)           430,845           435,545           438,241
Intangible assets (less accumulated amortization of $177,308,
     $165,676, and $153,535, respectively)                                     607,936           608,878           619,752
Other assets                                                                    11,791            11,469            11,712
                                                                            ----------        ----------        ----------
         Total assets                                                       $1,244,371        $1,196,461        $1,234,302
                                                                            ==========        ==========        ==========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                   $   16,821        $   17,394        $    5,190
     Bank loans                                                                  5,000            22,000             5,000
     Accounts payable - trade                                                   61,698            48,730            39,680
     Accounts payable - related parties                                          3,603             2,151             2,283
     Other current liabilities                                                  74,293            97,632            90,766
                                                                            ----------        ----------        ----------
         Total current liabilities                                             161,415           187,907           142,919

Long-term debt                                                                 784,021           727,331           714,742
Other noncurrent liabilities                                                    39,719            43,802            45,941

Commitments and contingencies

Minority interest                                                                3,602             3,380             4,321

Partners' capital                                                              255,614           234,041           326,379
                                                                            ----------        ----------        ----------
         Total liabilities and partners' capital                            $1,244,371        $1,196,461        $1,234,302
                                                                            ==========        ==========        ==========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)


                                            Three Months Ended              Six Months Ended                 Twelve Months Ended
                                                 March 31,                      March 31,                         March 31,
                                        ---------------------------     ---------------------------     ---------------------------
                                            2000            1999            2000            1999            2000            1999
                                        -----------     -----------     -----------     -----------     -----------     -----------
Revenues:
     Propane                            $   366,225     $   284,276     $   636,043     $   496,421     $   924,762     $   765,871
     Other                                   22,651          20,649          53,881          46,288          94,988          82,111
                                        -----------     -----------     -----------     -----------     -----------     -----------
                                            388,876         304,925         689,924         542,709       1,019,750         847,982
                                        -----------     -----------     -----------     -----------     -----------     -----------

Costs and expenses:
     Cost of sales - propane                205,957         120,450         350,650         213,884         490,829         334,627
     Cost of sales - other                    9,403           8,345          23,404          19,439          40,670          32,498
     Operating and administrative
          expenses                           92,032          88,740         181,536         172,330         338,841         326,110
     Depreciation and amortization           16,475          16,444          32,746          32,022          65,602          63,996
     Other income, net                       (2,236)         (1,300)         (3,377)         (2,004)         (6,765)           (783)
                                        -----------     -----------     -----------     -----------     -----------     -----------
                                            321,631         232,679         584,959         435,671         929,177         756,448
                                        -----------     -----------     -----------     -----------     -----------     -----------

Operating income                             67,245          72,246         104,965         107,038          90,573          91,534
Interest expense                            (18,035)        (16,409)        (36,015)        (33,073)        (69,527)        (65,448)
                                        -----------     -----------     -----------     -----------     -----------     -----------
Income before income taxes                   49,210          55,837          68,950          73,965          21,046          26,086
Income tax (expense) benefit                    323             145               5            (121)             68               3
Minority interest                              (526)           (591)           (749)           (798)           (319)           (368)
                                        -----------     -----------     -----------     -----------     -----------     -----------
Net income                              $    49,007     $    55,391     $    68,206     $    73,046     $    20,795     $    25,721
                                        ===========     ===========     ===========     ===========     ===========     ===========



General partner's interest in
     net income                         $       490     $       554     $       682     $       730     $       208     $       257
                                        ===========     ===========     ===========     ===========     ===========     ===========

Limited partners' interest in
     net income                         $    48,517     $    54,837     $    67,524     $    72,316     $    20,587     $    25,464
                                        ===========     ===========     ===========     ===========     ===========     ===========

Income per limited
     partner unit - basic and diluted   $      1.16     $      1.31     $      1.61     $      1.73     $      0.49     $      0.61
                                        ===========     ===========     ===========     ===========     ===========     ===========

Average limited partner units
     outstanding (thousands)                 41,969          41,888          41,969          41,888          41,958          41,888
                                        ===========     ===========     ===========     ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                 Six Months Ended           Twelve Months Ended
                                                                     March 31,                   March 31,
                                                             -----------------------     -----------------------
                                                                2000          1999          2000          1999
                                                             ---------     ---------     ---------     ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                              $  68,206     $  73,046     $  20,795     $  25,721
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                       32,746        32,022        65,602        63,996
            Other, net                                           1,037         3,673        (3,577)       (1,231)
                                                             ---------     ---------     ---------     ---------
                                                               101,989       108,741        82,820        88,486
            Net change in:
                Accounts receivable                            (58,710)      (37,433)      (32,739)        3,363
                Inventories and prepaid propane purchases        5,987        13,164       (12,020)       16,030
                Accounts payable                                14,420         1,171        23,435        (4,735)
                Other current assets and liabilities           (25,726)      (20,017)      (18,909)         (572)
                                                             ---------     ---------     ---------     ---------
         Net cash provided by operating activities              37,960        65,626        42,587       102,572
                                                             ---------     ---------     ---------     ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment            (12,858)      (15,838)      (28,073)      (32,014)
     Proceeds from disposals of assets                           1,801         2,291         5,215         5,942
     Acquisitions of businesses, net of cash acquired          (14,833)       (2,968)      (15,763)       (5,422)
                                                             ---------     ---------     ---------     ---------
         Net cash used by investing activities                 (25,890)      (16,515)      (38,621)      (31,494)
                                                             ---------     ---------     ---------     ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                             (46,633)      (46,542)      (93,221)      (93,085)
     Minority interest activity                                   (528)         (528)       (1,036)       (1,039)
     Increase (decrease) in bank loans                         (17,000)       (5,000)           --         5,000
     Issuance of long-term debt                                126,000        73,007       149,000        83,007
     Repayment of long-term debt                               (70,014)      (62,468)      (70,893)      (64,539)
     Capital contribution from General Partner                      --            --            16            12
                                                             ---------     ---------     ---------     ---------
         Net cash used by financing activities                  (8,175)      (41,531)      (16,134)      (70,644)
                                                             ---------     ---------     ---------     ---------


Cash and cash equivalents increase (decrease)                $   3,895     $   7,580     $ (12,168)    $     434
                                                             =========     =========     =========     =========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                           $   4,285     $  16,453     $   4,285     $  16,453
     Beginning of period                                           390         8,873        16,453        16,019
                                                             ---------     ---------     ---------     ---------
         Increase (decrease)                                 $   3,895     $   7,580     $ (12,168)    $     434
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

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)


                                          Number of units                                                             Total
                                   ---------------------------                                          General      partners'
                                     Common       Subordinated         Common         Subordinated      partner       capital
                                     ------       ------------         ------         ------------      -------       -------
BALANCE SEPTEMBER 30, 1999         32,078,293       9,891,072         $ 177,947         $ 53,756        $ 2,338       $234,041

     Net income                                                          51,610           15,914            682         68,206

     Distributions                                                      (35,287)         (10,880)          (466)       (46,633)

                                   ----------       ---------         ---------         --------        -------       --------
BALANCE MARCH 31, 2000             32,078,293       9,891,072         $ 194,270         $ 58,790        $ 2,554       $255,614
                                   ==========       =========         =========         ========        =======       ========


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

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 1999. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The Partnership's comprehensive income as determined under Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was the same as its net income for all periods presented.

2.    RELATED PARTY TRANSACTIONS

      In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $52,677, $104,246 and $192,405 during the three, six and twelve months ended March 31, 2000, respectively, and $52,337, $100,953 and $191,020 during the three, six and twelve months ended March 31, 1999, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


      bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,474, $1,907 and $4,636 during the three, six and twelve months ended March 31, 2000, respectively, and $1,419, $2,767 and $5,655 during the three, six and twelve months ended March 31, 1999, respectively.

3.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated ("Petrolane"), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $37,000 at March 31, 2000. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership's having to honor its guarantee.

      In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. ("Shell") for various scheduled claims, including claims related to antitrust actions, that were pending against Tropigas de Puerto Rico ("Tropigas"). Petrolane had entered into this indemnification agreement in conjunction with its sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity. In 1999, a case brought by an unsuccessful entrant into the Puerto Rican propane market was dismissed by the Supreme Court of Puerto Rico for lack of subject matter jurisdiction, with the Court concluding that the Public Service Commission of Puerto Rico has exclusive jurisdiction over the matter. In the only pending litigation, the Supreme Court of Puerto Rico denied the motion of the defendants to dismiss, remanding the matter to the trial court for proceedings consistent with its ruling. In this case the plaintiff seeks treble damages in excess of $11,700.

      We believe the probability that we will be required to directly satisfy the above-described lease obligations and the remaining claim subject to the indemnification agreements is remote.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                 March 31,   September 30,
                                                                   2000          1999
                                                                  ------        ------
ASSETS

      Cash                                                        $1,000        $1,000
                                                                  ------        ------
           Total assets                                           $1,000        $1,000
                                                                  ======        ======

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                 $    1        $    1
      Additional paid-in capital                                     999           999
                                                                  ------        ------
           Total stockholder's equity                             $1,000        $1,000
                                                                  ======        ======


See accompanying notes to consolidated financial statements.

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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                            AMERIGAS PARTNERS, L.P.


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 2000 ("2000 three-month period") with the three months ended March 31, 1999 ("1999 three-month period"); (2) the six months ended March 31, 2000 ("2000 six-month period") with the six months ended March 31, 1999 ("1999 six-month period"); and (3) the twelve months ended March 31, 2000 ("2000 twelve-month period") with the twelve months ended March 31, 1999 ("1999 twelve-month period"). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD

-----------------------------------------------------------------------------------------------
                                                                             Increase
Three Months Ended March 31              2000            1999               (Decrease)
-----------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
    Retail                               266.8           284.8           (18.0)            (6.3)%
    Wholesale                             86.6            66.8            19.8             29.6%
                                        ------          ------          ------
                                         353.4           351.6             1.8              0.5%
                                        ======          ======          ======


Revenues:
    Retail propane                      $313.5          $259.5          $ 54.0             20.8%
    Wholesale propane                     52.7            24.8            27.9            112.5%
    Other                                 22.7            20.6             2.1             10.2%
                                        ------          ------          ------
                                        $388.9          $304.9          $ 84.0             27.6%
                                        ======          ======          ======

Total margin                            $173.5          $176.1          $ (2.6)            (1.5)%
EBITDA (a)                              $ 83.7          $ 88.7          $ (5.0)            (5.6)%
Operating income                        $ 67.2          $ 72.2          $ (5.0)            (6.9)%
Heating degree days - % warmer
   than normal (b)                        15.4            11.0              --               --
-----------------------------------------------------------------------------------------------

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

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(b) Based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.

For the third consecutive year, results for the three-month period ended March 31 were significantly impacted by warmer than normal weather. Based upon national heating degree day data, temperatures in the 2000 three-month period were 15.4% warmer than normal and 4.6% warmer than in the prior-year period. Retail volumes of propane sold decreased 18.0 million gallons (6.3%) principally reflecting the impact of the warmer winter weather on sales to our residential heating customers and the Year 2000 ("Y2K") issue which resulted in some of our customers accelerating propane deliveries in November and December 1999. Wholesale volumes of propane sold increased 19.8 million gallons in the 2000 three-month period reflecting higher sales associated with product cost management activities.

Total revenues from retail propane sales increased $54.0 million during the 2000 three-month period reflecting a $70.4 million increase as a result of higher average selling prices partially offset by a $16.4 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $27.9 million due primarily to higher selling prices and, to a lesser extent, higher volumes sold. The higher retail and wholesale selling prices resulted from higher propane product costs. Other revenues increased $2.1 million reflecting, in part, higher customer fees and higher hauling revenues. Cost of sales in the 2000 three-month period increased $86.6 million as a result of the higher propane product costs and the increase in wholesale volumes sold.

Total margin decreased $2.6 million in the 2000 three-month period principally as a result of lower volumes sold to residential customers partially offset by greater total margin from PPX Prefilled Propane Xchange(R) ("PPX(R)") and higher customer fees.

EBITDA and operating income were lower in the 2000 three-month period principally as a result of the lower total margin and an increase in operating expenses. The increase in operating and administrative expenses includes (1) increased vehicle fuel costs and vehicle repair and maintenance expenses and (2) higher expenses associated with new business initiatives.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


2000 SIX-MONTH PERIOD COMPARED WITH 1999 SIX-MONTH PERIOD

------------------------------------------------------------------------------------------------
                                                                                Increase
Six Months Ended March 31,               2000            1999                  (Decrease)
------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
   Retail                                500.5           505.5            (5.0)             (1.0)%
   Wholesale                             143.2           114.9            28.3              24.6%
                                        ------          ------          ------
                                         643.7           620.4            23.3               3.8%
                                        ======          ======          ======

Revenues:
   Retail propane                       $553.9          $453.2          $100.7              22.2%
   Wholesale propane                      82.1            43.2            38.9              90.0%
   Other                                  53.9            46.3             7.6              16.4%
                                        ------          ------          ------
                                        $689.9          $542.7          $147.2              21.6%
                                        ======          ======          ======

Total margin                            $315.9          $309.4          $  6.5               2.1%
EBITDA                                  $137.7          $139.1          $ (1.4)             (1.0)%
Operating income                        $105.0          $107.0          $ (2.0)             (1.9)%
Heating degree days - % warmer
   than normal                            14.8            11.0              --                --
------------------------------------------------------------------------------------------------

Temperatures based upon heating degree days were 14.8% warmer than normal in the 2000 six-month period and 4.1% warmer than the prior-year period. Retail propane volumes sold decreased 5.0 million gallons as a result of the warmer weather's effect on heating-related sales partially offset by increased non-heating related PPX(R) and motor fuel sales. Wholesale volumes increased 28.3 million gallons (24.6%) as a result of higher wholesale sales associated with product cost management activities.

Total retail propane revenues increased $100.7 million due almost entirely to higher average selling prices resulting from significantly higher propane product costs. Wholesale propane revenues increased $38.9 million reflecting a $28.3 million increase from higher average selling prices and a $10.6 million increase as a result of the higher wholesale volumes sold. Other revenues increased $7.6 million reflecting, in part, higher customer fees and hauling, service and PPX(R) cylinder sales revenue. Cost of sales in the 2000 six-month period increased $140.7 million as a result of the higher propane product costs and higher wholesale volumes sold.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Notwithstanding the overall lower retail volumes in the 2000 six-month period, total margin increased $6.5 million principally as a result of (1) greater volumes sold to higher margin PPX(R) customers and (2) an increase in other margin from customer fees and hauling and service related revenues.

EBITDA declined $1.4 million, notwithstanding the slightly higher total margin, reflecting higher operating and administrative expenses in the 2000 six-month period. The increase in operating expenses includes (1) higher vehicle fuel and repairs and maintenance expenses and (2) higher expenses associated with the expansion of PPX(R) and other new business initiatives. Operating income decreased $2.0 million in the 2000 six-month period reflecting the lower EBITDA and slightly higher depreciation and amortization expense.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD

----------------------------------------------------------------------------------------------------
                                                                                  Increase
Twelve Months Ended March 31,             2000              1999                 (Decrease)
----------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
   Retail                                  778.2             776.5             1.7               0.2%
   Wholesale                               218.9             176.5            42.4              24.0%
                                        --------          --------        --------
                                           997.1             953.0            44.1               4.6%
                                        ========          ========        ========

Revenues:
   Retail propane                       $  810.5          $  698.7        $  111.8              16.0%
   Wholesale propane                       114.2              67.2            47.0              69.9%
   Other                                    95.1              82.1            13.0              15.8%
                                        --------          --------        --------
                                        $1,019.8          $  848.0        $  171.8              20.3%
                                        ========          ========        ========

Total margin                            $  488.3          $  480.9        $    7.4               1.5%
EBITDA                                  $  156.2          $  155.5        $    0.7               0.5%
Operating income                        $   90.6          $   91.5        $   (0.9)             (1.0)%
Heating degree days - % warmer
   than normal                              13.2              11.7              --                --
----------------------------------------------------------------------------------------------------

Temperatures based upon heating degree days were 13.2% warmer than normal in the 2000 twelve-month period and slightly warmer than in the 1999 twelve-month period. Notwithstanding the warmer weather, retail propane gallons sold were virtually unchanged as weather-related reductions were offset by higher motor fuel and PPX(R) sales. Wholesale volumes of propane sold increased 42.4 million gallons to 218.9 million gallons reflecting an increase in sales associated with propane product cost management activities.

Total retail propane revenues increased $111.8 million due almost entirely to higher average retail propane selling prices. Wholesale propane revenues increased $47.0 million reflecting (1) a $30.9 million increase from higher average prices and (2) a $16.1 million increase as a result of the higher wholesale volumes. The higher average propane selling prices during the 2000 twelve-month period were a result of significantly higher propane product costs. Other revenues increased $13.0 million reflecting higher hauling revenues, higher ancillary sales and service revenue, and greater customer fee revenues. Cost of sales increased $164.4 million as a result of the higher propane product costs.

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Total margin increased $7.4 million in the 2000 twelve-month period due to (1) an increase in margin from customer fees and ancillary sales and services and
(2) higher total margin from our expanding PPX(R) cylinder exchange business.

EBITDA and operating income were virtually unchanged from the prior year as the increase in total margin and higher other income was offset by higher operating and administrative expenses. Other income in the 1999 twelve-month period is net of a $4.0 million loss from interest rate protection agreements. Operating expenses of the Partnership were $338.8 million in the 2000 twelve-month period compared with $326.1 million in the prior-year period. The increase in operating and administrative expenses includes higher expenses associated with new business activities and higher vehicle expenses.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at March 31, 2000 totaled $805.8 million comprising $800.8 million of long-term debt (including current maturities of $16.8 million) and $5.0 million of bank loans. During the six months ended March 31, 2000, the Operating Partnership borrowed $46 million under its Acquisition Facility and made Acquisition Facility repayments of $69.0 million. These repayments were funded through the Operating Partnership's issuance of $80 million of ten-year, Series E First Mortgage Notes at an effective interest rate of 8.47%. At March 31, 2000, there were no amounts outstanding under the Acquisition Facility.

During the six months ended March 31, 2000, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarters ended September 30, 1999 and December 31, 1999. The MQD for the quarter ended March 31, 2000 will be paid on May 18, 2000 to holders of record on May 10, 2000 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include
(1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow and refinance debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The 9,891,072 Subordinated Units of the Partnership which are held by the General Partner are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash-based performance and distribution requirements are met. The ability of the Partnership to attain the cash-based performance and distribution requirements depends upon a number of factors including highly seasonal operating

                             AMERIGAS PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


results, changes in working capital, asset sales and debt refinancings. Due to significantly warmer than normal weather and the impact of higher propane product costs on working capital, the Partnership did not achieve the cash-based performance requirements in respect of the quarter ended March 31, 2000. Due to the historical "look-back" provisions of the conversion test, the possibility is remote that the Partnership will satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending March 31, 2002.

CASH FLOWS

Cash and cash equivalents totaled $4.3 million at March 31, 2000 compared with $0.4 million at September 30, 1999. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 2000 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $38.0 million during the six months ended March 31, 2000 compared with $65.6 million during the prior-year six-month period. Changes in operating working capital used $64.0 million of cash in the 2000 six-month period compared to $43.1 million in the 1999 period reflecting the impact of higher propane product costs on accounts receivable and inventories. Operating cash flow before changes in working capital was $102.0 million in the 2000 six-month period compared to $108.7 million in the prior year principally reflecting the lower 2000 six-month period operating results.

INVESTING ACTIVITIES. We spent $12.9 million for property, plant and equipment (including maintenance capital expenditures of $3.8 million) during the 2000 six-month period compared with $15.8 million (including maintenance capital expenditures of $6.3 million) in the prior-year period. Acquisitions of propane businesses used $14.8 million of cash in the six months ended March 31, 2000 compared to $3.0 million in the prior-year period.

FINANCING ACTIVITIES. During each of the six-month periods ended March 31, 2000 and 1999, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During the 2000 six-month period, the Operating Partnership borrowed $46 million under the Acquisition Facility and subsequently repaid all Acquisition Facility borrowings, totaling $69 million, with the proceeds from the issuance of ten-year, Series E First Mortgage Notes. These notes bear interest at an effective interest rate of 8.47%. During the 2000 six-month period, the Operating Partnership had net repayments of $17 million under its Revolving Credit Facility compared with repayments of $5 million during the prior-year six-month period.

                             AMERIGAS PARTNERS, L.P.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for propane and changes in interest rates. In order to manage a portion of our propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. On occasion, we also enter into wholesale product cost management activities to reduce price risk associated with changes in the fair value of a portion of our propane storage inventory.

The Partnership has interest rate exposure associated with borrowings under its Bank Credit Agreement. The Bank Credit Agreement provides for interest rates on borrowings which are indexed to the agent bank's reference rate or offshore interbank borrowing rates. Based upon Bank Credit Agreement average borrowings during the most recent fiscal year ended September 30, 1999, an increase in interest rates of 100 basis points (1.0%) would increase annual interest expense by approximately $0.6 million. On occasion we enter into interest rate protection agreements to reduce interest rate risk associated with forecasted issuances of debt.

At March 31, 2000, the impact on the fair value of market risk sensitive instruments resulting from an adverse change in (1) the market price of propane of 10 cents a gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points would not be materially different than that reported in the Partnership's 1999 Annual Report on Form 10-K. We expect that any losses from market risk sensitive instruments used to manage propane price or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits

            27.1 Financial Data Schedule of AmeriGas Partners, L.P.

            27.2 Financial Data Schedule of AmeriGas Finance Corp.

      (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended March 31, 2000.

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



                                         AmeriGas Partners, L.P.
                                    ---------------------------------------
                                             (Registrant)
                                    By:   AmeriGas Propane, Inc.,
                                          as General Partner



Date:  May 12, 2000                 By:   Martha B. Lindsay
-------------------                 ---------------------------------------
                                    Martha B. Lindsay
                                    Vice President - Finance
                                    and Chief Financial Officer



                                    By:   Richard R. Eynon
                                    ---------------------------------------
                                    Richard R. Eynon
                                    Controller and Chief Accounting Officer



                                         AmeriGas Finance Corp.
                                    ---------------------------------------
                                             (Registrant)



Date:  May 12, 2000                 By:   Martha B. Lindsay
-------------------                 ----------------------------------------
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