Form 10-Q
period 2000-06-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 2000-08-14
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At July 31, 2000, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. - 32,078,293 Common Units
                                             9,891,072 Subordinated Units
                  AmeriGas Finance Corp.  - 100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                        PAGES
                                                                                        -----
  PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of June 30, 2000,
                  September 30, 1999 and June 30, 1999                                     1

                Condensed Consolidated Statements of Operations for the three,
                  nine and twelve months ended June 30, 2000 and 1999                      2

                Condensed Consolidated Statements of Cash Flows for the nine
                  and twelve months ended June 30, 2000 and 1999                           3

                Condensed Consolidated Statement of Partners' Capital for the
                  nine months ended June 30, 2000                                          4

                Notes to Condensed Consolidated Financial Statements                      5-7

             AmeriGas Finance Corp.

                Balance Sheets as of June 30, 2000 and September 30, 1999                  8

                Note to Balance Sheets                                                     9

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                    10-17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   17

PART II  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                             18

    Signatures                                                                            19

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                              June 30,         September 30,         June 30,
                                                                                2000               1999               1999
                                                                             ----------        -------------       ----------
ASSETS
Current assets:
     Cash and cash equivalents                                               $   17,330         $      390         $    8,078
     Accounts receivable (less allowance for doubtful accounts
         of  $7,195, $5,998, and $7,048, respectively)                           87,154             66,937             58,187
     Inventories                                                                 60,236             53,455             33,904
     Prepaid expenses and other current assets                                   13,349             19,787             13,715
                                                                             ----------         ----------         ----------
         Total current assets                                                   178,069            140,569            113,884

Property, plant and equipment (less accumulated depreciation and
     amortization of $267,104, $236,628, and $227,313, respectively)            442,777            435,545            438,493
Intangible assets (less accumulated amortization of $183,742,
     $165,676, and $159,597, respectively)                                      626,485            608,878            613,925
Other assets                                                                     11,944             11,469             11,902
                                                                             ----------         ----------         ----------
         Total assets                                                        $1,259,275         $1,196,461         $1,178,204
                                                                             ==========         ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                    $   64,552         $   17,394         $   15,748
     Bank loans                                                                  25,000             22,000             20,000
     Accounts payable - trade                                                    54,054             48,730             29,320
     Accounts payable - related parties                                           2,402              2,151              2,037
     Other current liabilities                                                   68,038             97,632             67,962
                                                                             ----------         ----------         ----------
         Total current liabilities                                              214,046            187,907            135,067

Long-term debt                                                                  793,876            727,331            706,242
Other noncurrent liabilities                                                     37,127             43,802             46,665

Commitments and contingencies

Minority interest                                                                 3,174              3,380              3,939

Partners' capital                                                               211,052            234,041            286,291
                                                                             ----------         ----------         ----------
         Total liabilities and partners' capital                             $1,259,275         $1,196,461         $1,178,204
                                                                             ==========         ==========         ==========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)


                                           Three Months Ended              Nine Months Ended          Twelve Months Ended
                                                June 30,                       June 30,                     June 30,
                                        --------------------------    --------------------------    --------------------------
                                            2000           1999          2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------    -----------    -----------
Revenues:
     Propane                            $   189,774    $   142,490    $   825,817    $   638,911    $   972,046    $   767,998
     Other                                   19,896         19,454         73,777         65,742         95,430         83,722
                                        -----------    -----------    -----------    -----------    -----------    -----------
                                            209,670        161,944        899,594        704,653      1,067,476        851,720
                                        -----------    -----------    -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of sales - propane                111,109         62,986        461,759        276,870        538,952        334,599
     Cost of sales - other                    8,267          7,947         31,671         27,386         40,990         33,750
     Operating and administrative
          expenses                           77,866         78,306        259,402        250,636        338,401        329,587
     Depreciation and amortization           16,808         16,330         49,554         48,352         66,080         64,496
     Other income, net                       (1,375)        (1,373)        (4,752)        (3,377)        (6,767)          (646)
                                        -----------    -----------    -----------    -----------    -----------    -----------
                                            212,675        164,196        797,634        599,867        977,656        761,786
                                        -----------    -----------    -----------    -----------    -----------    -----------

Operating income (loss)                      (3,005)        (2,252)       101,960        104,786         89,820         89,934
Interest expense                            (18,749)       (16,618)       (54,764)       (49,691)       (71,658)       (65,832)
                                        -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes           (21,754)       (18,870)        47,196         55,095         18,162         24,102
Income tax benefit                              318            231            323            110            155             35
Minority interest                               190            162           (559)          (636)          (291)          (348)
                                        -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss)                       $   (21,246)   $   (18,477)   $    46,960    $    54,569    $    18,026    $    23,789
                                        ===========    ===========    ===========    ===========    ===========    ===========

General partner's interest in
     net income (loss)                  $      (212)   $      (185)   $       470    $       546    $       180    $       238
                                        ===========    ===========    ===========    ===========    ===========    ===========

Limited partners' interest in
     net income (loss)                  $   (21,034)   $   (18,292)   $    46,490    $    54,023    $    17,846    $    23,551
                                        ===========    ===========    ===========    ===========    ===========    ===========

Income (loss) per limited
     partner unit - basic and diluted   $     (0.50)   $     (0.44)   $      1.11    $      1.29    $      0.43    $      0.56
                                        ===========    ===========    ===========    ===========    ===========    ===========

Average limited partner units
     outstanding (thousands)                 41,969         41,927         41,969         41,901         41,969         41,898
                                        ===========    ===========    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                   Nine Months Ended                Twelve Months Ended
                                                                        June 30,                         June 30,
                                                               -------------------------       -------------------------
                                                                 2000            1999            2000            1999
                                                               ---------       ---------       ---------       ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                $  46,960       $  54,569       $  18,026       $  23,789
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                         49,554          48,352          66,080          64,496
            Other, net                                               (52)          2,644          (3,637)            779
                                                               ---------       ---------       ---------       ---------
                                                                  96,462         105,565          80,469          89,064
            Net change in:
                Accounts receivable                              (22,606)         (2,636)        (31,432)         (1,729)
                Inventories and prepaid propane purchases         (2,339)         16,385         (23,567)         21,534
                Accounts payable                                   5,575          (9,338)         25,099          (2,856)
                Other current assets and liabilities             (31,453)        (36,920)         (7,733)         (7,482)
                                                               ---------       ---------       ---------       ---------
         Net cash provided by operating activities                45,639          73,056          42,836          98,531
                                                               ---------       ---------       ---------       ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment              (22,449)        (25,804)        (27,698)        (35,355)
     Proceeds from disposals of assets                             2,801           2,995           5,511           4,887
     Acquisitions of businesses, net of cash acquired            (55,914)         (3,242)        (56,570)         (4,447)
                                                               ---------       ---------       ---------       ---------
         Net cash used by investing activities                   (75,562)        (26,051)        (78,757)        (34,915)
                                                               ---------       ---------       ---------       ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                               (69,949)        (69,814)        (93,265)        (93,086)
     Minority interest activity                                     (765)           (746)         (1,055)         (1,034)
     Increase in bank loans                                        3,000          10,000           5,000           9,000
     Issuance of long-term debt                                  196,000          75,770         216,237          85,770
     Repayment of long-term debt                                 (81,423)        (63,026)        (81,744)        (63,666)
     Capital contribution from General Partner                      --                16            --                16
                                                               ---------       ---------       ---------       ---------
         Net cash provided (used) by financing activities         46,863         (47,800)         45,173         (63,000)
                                                               ---------       ---------       ---------       ---------


Cash and cash equivalents increase (decrease)                  $  16,940       $    (795)      $   9,252       $     616
                                                               =========       =========       =========       =========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                             $  17,330       $   8,078       $  17,330       $   8,078
     Beginning of period                                             390           8,873           8,078           7,462
                                                               ---------       ---------       ---------       ---------
         Increase (decrease)                                   $  16,940       $    (795)      $   9,252       $     616
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

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)




                                     Number of units                                                        Total
                               -------------------------                                     General       partners'
                                  Common    Subordinated       Common       Subordinated     partner       capital
                               -----------  ------------   ------------    -------------   -----------    -----------
BALANCE SEPTEMBER 30, 1999     32,078,293    9,891,072     $   177,947     $    53,756     $     2,338    $   234,041

     Net income                                                 35,534          10,956             470         46,960

     Distributions                                             (52,930)        (16,320)           (699)       (69,949)
                              -----------  -----------     -----------     -----------     -----------    -----------
BALANCE JUNE 30, 2000          32,078,293    9,891,072     $   160,551     $    48,392     $     2,109    $   211,052
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

2.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $43,080, $147,326 and $191,764 during the three, nine and twelve months ended June 30, 2000, respectively, and $43,721, $144,674 and $188,787 during the three, nine and twelve months ended June 30, 1999, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

         bills the General Partner for these direct and indirect corporate expenses, and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $924, $2,831 and $4,189 during the three, nine and twelve months ended June 30, 2000, respectively, and $1,371, $4,138 and $5,797 during the three, nine and twelve months ended June 30, 1999, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated ("Petrolane"), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $35,000 at June 30, 2000. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership's having to honor its guarantee.

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

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                   June 30,     September 30,
                                                                     2000           1999
                                                                   --------     -----------
ASSETS
      Cash                                                         $1,000         $1,000
                                                                   ------         ------
           Total assets                                            $1,000         $1,000
                                                                   ======         ======
STOCKHOLDER'S  EQUITY
      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                  $    1         $    1
      Additional paid-in capital                                      999            999
                                                                   ------         ------
           Total stockholder's equity                              $1,000         $1,000
                                                                   ======         ======

See accompanying note to consolidated financial statements.

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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                            AMERIGAS PARTNERS, L.P.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended June 30, 2000 ("2000 three-month period") with the three months ended June 30, 1999 ("1999 three-month period"); (2) the nine months ended June 30, 2000 ("2000 nine-month period") with the nine months ended June 30, 1999 ("1999 nine-month period"); and (3) the twelve months ended June 30, 2000 ("2000 twelve-month period") with the twelve months ended June 30, 1999 ("1999 twelve-month period"). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD

                                                                                        Increase
Three Months Ended June 30,                2000                1999                    (Decrease)
---------------------------------       ----------          ---------           --------------------------
(Millions of dollars)
Gallons sold (millions):
      Retail                                135.4              140.5               (5.1)           (3.6)%
      Wholesale                              58.5               32.2               26.3            81.7 %
                                          -------            -------            -------
                                            193.9              172.7               21.2            12.3 %
                                          =======            =======            =======

Revenues:
      Retail propane                      $ 156.9            $ 129.8            $  27.1            20.9 %
      Wholesale propane                      32.9               12.6               20.3           161.1 %
      Other                                  19.9               19.5                0.4             0.2 %
                                          -------            -------            -------
                                          $ 209.7            $ 161.9            $  47.8            29.5 %
                                          =======            =======            =======

Total margin                              $  90.3            $  91.0            $  (0.7)           (0.8)%
EBITDA (a)                                $  13.8            $  14.1            $  (0.3)           (2.1)%
Operating loss                            $  (3.0)           $  (2.3)           $   0.7            30.4 %
Heating degree days - % warmer
   than normal (b)                            9.0                3.8               --                --


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

                            AMERIGAS PARTNERS, L.P.

Weather during the 2000 three-month period was 9.0% warmer than normal and 5.4% warmer than last year. Temperatures in the Partnership's mountain and western regions, which typically comprise a substantial portion of heating-related volume in the spring season, were significantly warmer than normal. The warmer temperatures and price-induced deferrals of purchases by customers resulted in a
5.1 million gallon decrease in retail volumes sold. Wholesale volumes of propane sold increased 26.3 million gallons reflecting higher sales associated with product cost management activities.

Total revenues from retail propane sales increased $27.1 million during the 2000 three-month period reflecting a $31.8 million increase as a result of higher average selling prices partially offset by the impact of the lower retail gallons sold. Wholesale propane revenues increased $20.3 million due about equally to the higher volumes sold and higher average selling prices. The increase in retail and wholesale selling prices resulted from higher propane product costs. Cost of sales in the 2000 three-month period increased $48.4 million as a result of the higher propane product costs and the increase in wholesale volumes.

Total margin for the 2000 three-month period was $0.7 million (0.8%) lower than the prior-year period as the impact of lower retail volumes sold to residential and commercial customers was offset by slightly higher average unit margins and greater total margin from PPX Prefilled Propane Xchange(R) ("PPX(R)").

EBITDA for the 2000 three-month period was $0.3 million (2.1%) lower than the prior-year period as the slightly lower total margin was offset by slightly lower total operating expenses. Operating expenses of the Partnership were $77.9 million in the 2000 three-month period compared to $78.3 million in the prior -year period. Operating expenses in the 2000 three-month period are net of $3.3 million of income from adjustments to employee compensation and benefit accruals recorded earlier in the fiscal year. Excluding the impact of these adjustments, operating expenses were higher reflecting expenses associated with recent business acquisitions, higher vehicle fuel expenses, and expenses associated with new business initiatives, primarily PPX(R). Operating income declined $0.7 million reflecting higher depreciation and amortization expense.

                            AMERIGAS PARTNERS, L.P.

2000 NINE-MONTH PERIOD COMPARED WITH 1999 NINE-MONTH PERIOD

                                                                      Increase
Nine Months Ended June 30,               2000           1999         (Decrease)
---------------------------------     ----------     ---------    --------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                               635.9         646.0        (10.1)      (1.6)%
     Wholesale                            201.8         147.1         54.7       37.2%
                                       --------      --------     --------
                                          837.7         793.1         44.6        5.6%
                                       ========      ========     ========

Revenues:
     Retail propane                    $  710.8      $  583.0     $  127.8       21.9%
     Wholesale propane                    115.0          56.0         59.0      105.4%
     Other                                 73.8          65.7          8.1       12.3%
                                       --------      --------     --------
                                       $  899.6      $  704.7     $  194.9       27.7%
                                       ========      ========     ========


Total margin                           $  406.2      $  400.4     $    5.8        1.4%
EBITDA                                 $  151.5      $  153.1     $   (1.6)      (1.0)%
Operating income                       $  102.0      $  104.8     $   (2.8)      (2.7)%
Heating degree days - % warmer
   than normal                             14.1           9.6          --         --


Temperatures based upon heating degree days were 14.1% warmer than normal in the 2000 nine-month period and 4% warmer than the prior-year period. Retail propane volumes sold declined 10.1 million gallons as a result of the warmer weather's effect on heating-related sales partially offset by increased non-heating related PPX(R) and motor fuel sales. Wholesale volumes increased 54.7 million gallons as a result of higher wholesale sales associated with product cost management activities.

Total retail propane revenues increased $127.8 million reflecting a $136.9 million increase from higher average selling prices partially offset by a $9.1 million decrease from the lower retail volumes sold. Wholesale propane revenues increased $59.0 million reflecting a $38.2 million increase from higher wholesale prices and $20.8 million from the higher wholesale volumes sold. As previously mentioned, the higher propane selling prices reflect significantly higher propane product costs during the 2000 nine-month period. Other revenues increased $8.1 million reflecting, in part, higher customer fees and hauling, tank rent, and PPX(R) cylinder sales revenue. Cost of sales in the 2000 nine-month period increased $189.2 million as a result of the higher propane product costs and the greater wholesale volumes sold.

Notwithstanding the lower retail volumes in the 2000 nine-month period, total margin increased $5.8 million principally as a result of (1) greater volumes sold to higher margin PPX(R) customers, (2) slightly higher average unit margins, and (3) an increase in margin from customer fees, tank rent and ancillary sales and services.

                            AMERIGAS PARTNERS, L.P.

EBITDA declined $1.6 million, notwithstanding the slightly higher total margin, reflecting higher operating and administrative expenses in the 2000 nine-month period. Operating and administrative expenses of the Partnership were $259.4 million in the 2000 nine-month period compared to $250.6 million in the prior-year period. The increase in operating expenses includes (1) higher vehicle fuel costs and (2) higher expenses associated with the expansion of PPX(R) and other new business and acquisition activities. Operating income decreased $2.8 million in the 2000 nine-month period reflecting the decline in EBITDA and slightly higher charges for depreciation and amortization.

                            AMERIGAS PARTNERS, L.P.


2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD


                                                                                  Increase
Twelve Months Ended June 30,              2000                1999               (Decrease)
-----------------------------           ---------       -----------        -----------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                                 773.1             781.1            (8.0)        (1.0)%
     Wholesale                              245.3             179.5            65.8         36.7%
                                        ---------             -----            ----
                                          1,018.4             960.6            57.8          6.0%
                                          =======             =====            ====

Revenues:
     Retail propane                     $   837.6       $     700.3        $  137.3         19.6%
     Wholesale propane                      134.5              67.7            66.8         98.7%
     Other                                   95.4              83.7            11.7         14.0%
                                        ---------       -----------        --------
                                        $ 1,067.5       $     851.7        $  215.8         25.3%
                                        =========       ===========        ========

Total margin                            $   487.5       $     483.4        $    4.1          0.8%
EBITDA                                  $   155.9       $     154.4        $    1.5          1.0%
Operating income                        $    89.8       $      89.9        $   (0.1)        (0.1)%
Heating degree days - % warmer
   than normal                               13.8              11.2             -            -


Temperatures based upon heating degree days were 13.8% warmer than normal in the 2000 twelve-month period and 2.6% warmer than the 1999 twelve-month period. Retail propane gallons sold were 8.0 million gallons lower as reductions in heating-related sales were partially offset by higher motor fuel and PPX(R) sales. Wholesale volumes of propane sold increased 65.8 million gallons to 245.3 million gallons reflecting an increase in sales associated with propane product cost management activities.

Total retail propane revenues increased $137.3 million due to higher average retail propane selling prices. Wholesale propane revenue increased $66.8 million reflecting (1) a $41.9 million increase as a result of higher prices and (2) a $24.9 million increase as a result of higher wholesale volumes. Other revenues increased $11.7 million reflecting higher customer fees and higher hauling, tank rent, and ancillary sales and service revenue. Cost of sales increased $211.6 million as a result of higher propane product costs.

Total margin increased $4.1 million in the 2000 twelve-month period due to (1) higher total margin from our expanding PPX(R) cylinder exchange business, (2) slightly higher average unit margins, and (3) an increase in margin from customer fees, tank rent and ancillary sales and services.

                            AMERIGAS PARTNERS, L.P.

EBITDA was $1.5 million higher in the 2000 twelve-month period as the increase in total margin and a $6.1 million increase in other income was partially offset by higher operating and administrative expenses. Other income in the 1999 twelve-month period is net of a $4.0 million loss from interest rate protection agreements. Other income in the 2000 twelve-month period includes, among other things, higher gains from asset sales and greater finance charge income. Operating expenses of the Partnership were $338.4 million in the 2000 twelve-month period compared with $329.6 million in the prior-year period. The increase in operating and administrative expenses includes higher vehicle fuel and repairs and maintenance expenses and expenses associated with new business activities. Operating income declined $0.1 million, despite the increase in EBITDA, reflecting a $1.6 million increase in depreciation and amortization expense.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at June 30, 2000 totaled $883.4 million comprising $858.4 million of long-term debt (including current maturities of $64.6 million) and $25.0 million under its Revolving Credit Facility. During the nine months ended June 30, 2000, the Operating Partnership borrowed a total of $116 million under its Acquisition Facility and made Acquisition Facility repayments of $69.0 million. These repayments were funded through the Operating Partnership's issuance of $80 million of ten-year, Series E First Mortgage Notes at an effective interest rate of 8.47%. At June 30, 2000, there was $70 million outstanding under the Acquisition Facility. In June 2000, the Operating Partnership's Bank Credit Agreement was amended to, among other things, extend the Acquisition Facility termination date to September 15, 2002. Then-outstanding borrowings under the Acquisition Facility will be due in their entirety on such date.

During the nine months ended June 30, 2000, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarters ended September 30, 1999, December 31, 1999, and March 31, 2000. The MQD for the quarter ended June 30, 2000 will be paid on August 18, 2000 to holders of record on August 10, 2000 of all Common and Subordinated units. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow and refinance debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

                            AMERIGAS PARTNERS, L.P.

The 9,891,072 Subordinated Units of the Partnership which are held by the General Partner are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash-based performance and distribution requirements are met. The ability of the Partnership to attain the cash-based performance and distribution requirements depends upon a number of factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to significantly warmer than normal weather and the impact of higher propane product costs on working capital, the Partnership did not achieve the cash-based performance requirements in respect of the quarters ended March 31, 2000 and June 30, 2000. Due to the historical "look-back" provisions of the conversion test, the possibility is remote that the Partnership will satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending March 31, 2002.

CASH FLOWS

Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 2000 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $45.6 million during the nine months ended June 30, 2000 compared with $73.1 million during the prior-year nine-month period. Changes in operating working capital used $50.8 million of cash in the 2000 nine-month period compared to $32.5 million in the 1999 period reflecting the impact of higher propane product costs on accounts receivable and inventories. Operating cash flow before changes in working capital was $96.5 million in the 2000 nine-month period compared to $105.6 million in the prior year principally reflecting the lower 2000 nine-month period results.

INVESTING ACTIVITIES. We spent $22.4 million for property, plant and equipment (including maintenance capital expenditures of $7.9 million) during the 2000 nine-month period compared with $25.8 million (including maintenance capital expenditures of $7.5 million) in the prior-year period. Acquisitions of propane businesses used $55.9 million of cash in the nine months ended June 30, 2000 compared to $3.2 million in the prior-year period. These acquisitions were funded principally through Acquisition Facility borrowings.

FINANCING ACTIVITIES. During each of the nine-month periods ended June 30, 2000 and 1999, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During the 2000 nine-month period, the Operating Partnership borrowed $116 million under the Acquisition Facility and made Acquisition Facility repayments totaling $69 million. Acquisition Facility repayments were made with the proceeds from the issuance of ten-year, Series E First Mortgage Notes. During the 2000 nine-month period, the Operating Partnership had net borrowings of $3 million under its Revolving Credit Facility compared with borrowings of $10 million during the prior-year nine-month period.

                           AMERIGAS PARTNERS, L.P.

ADOPTION OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") SFAS No. 133, as amended by SFAS No. 137, is required to be adopted by the Partnership for the first quarter of fiscal 2001. The Partnership is currently assessing its impact on the Partnership's financial position and results of operations.

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

At June 30, 2000, the impact on the fair value of market risk sensitive instruments resulting from an adverse change in (1) the market price of propane of 10 cents a gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points would not be materially different than that reported in the Partnership's 1999 Annual Report on Form 10-K. We expect that any losses from market risk sensitive instruments used to manage propane price or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

                            AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  10.1 First Amendment dated as of March 16, 2000 to Note Agreement dated as of March 15, 1999

                  10.2 Fourth Amendment dated as of March 16, 2000 to Note Agreement dated as of April 12, 1995

                  10.3 Third Amendment dated as of March 22, 2000 to Amended & Restated Credit Agreement

                  10.4 Fourth Amendment dated as of June 6, 2000 to Amended & Restated Credit Agreement

                  10.5 Note Agreement dated as of March 15, 2000 among AmeriGas Propane L.P., AmeriGas Propane, Inc., and certain institutional investors

                  10.6 UGI Corporation 2000 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to UGI Corporation Form 10-Q for the Quarter ended June 30, 2000

                  27.1     Financial Data Schedule of AmeriGas Partners, L.P.

                  27.2     Financial Data Schedule of AmeriGas Finance Corp.

         (b) No Current Report on Form 8-K was filed by either AmeriGas Partners, L.P. or AmeriGas Finance Corp. during the fiscal quarter ended June 30, 2000

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                                  AmeriGas Partners, L.P.
                                           ---------------------------------
                                                       (Registrant)
                                           By:      AmeriGas Propane, Inc.,
                                                   as General Partner



Date:  August 11, 2000                      By:  /s/ Martha B. Lindsay
----------------------                      --------------------------
                                            Martha B. Lindsay
                                            Vice President - Finance
                                            and Chief Financial Officer



                                             By: /s/ Richard R. Eynon
                                            --------------------------
                                            Richard R. Eynon
                                            Controller and Chief
                                            Accounting Officer



                                                 AmeriGas Finance Corp.
                                            ------------------------------
                                                      (Registrant)

Date:  August 11, 2000                      By:  /s/ Martha B. Lindsay
----------------------                      --------------------------
                                            Martha B. Lindsay
                                            Vice President - Finance
                                            and Chief Financial Officer


                                            By: /s/ Richard R. Eynon
                                            --------------------------
                                            Richard R. Eynon
                                            Controller and Chief
                                            Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX


10.1 First Amendment dated as of March 16, 2000 to Note Agreement dated as of March 15, 1999

10.2 Fourth Amendment dated as of March 16, 2000 to Note Agreement dated as of April 12, 1995

10.3 Third Amendment dated as of March 22, 2000 to Amended & Restated Credit Agreement

10.4 Fourth Amendment dated as of June 6, 2000 to Amended & Restated Credit Agreement

10.5 Note Agreement dated as of March 15, 2000 among AmeriGas Propane L.P., AmeriGas Propane, Inc. and certain institutional investors

27.1        Financial Data Schedule of AmeriGas Partners, L.P.

27.2        Financial Data Schedule of AmeriGas Finance Corp.