Form 10-K
period 2000-09-30
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 2000-12-22
CIK 932628, 945792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

INDICATE BY CHECK MARK WHETHER EACH REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO ___.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on December 1, 2000 was approximately $319,365,044. At December 1, 2000 there were outstanding 34,404,286 Common Units and 9,891,072 Subordinated Units, each representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 2000 are incorporated by reference in Part II of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I                  BUSINESS                                                 PAGE
        Items 1 and 2   Business and Properties...............................     1

        Item 3          Legal Proceedings.....................................     9

        Item 4          Submission of Matters to a Vote of
                        Security Holders......................................     9

PART II                 SECURITIES AND FINANCIAL INFORMATION

        Item 5          Market for Registrant's Common Equity
                        and Related Security Holder Matters...................     9

        Item 6          Selected Financial Data...............................    11

        Item 7          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................    12

        Item 7A         Quantitative and Qualitative Disclosures About
                        Market Risk...........................................    21

        Item 8          Financial Statements and Supplementary
                        Data..................................................    22

        Item 9          Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure................    22

PART III                MANAGEMENT AND SECURITY HOLDERS

        Item 10         Directors and Executive Officers of the
                        General Partner.......................................    22

        Item 11         Executive Compensation................................    27

        Item 12         Security Ownership of Certain Beneficial
                        Owners and Management.................................    37

        Item 13         Certain Relationships and Related
                        Transactions..........................................    41

PART IV                 ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14         Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K...............................    42

                        Signatures............................................    47

                        Index to Financial Statements
                        and Financial Statement Schedules.....................   F-2


                                      (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

            AmeriGas Partners, L.P. ("AmeriGas Partners") is a publicly traded Delaware limited partnership formed on November 2, 1994. We are one of the largest retail propane distributors in the United States based on fiscal year 2000 retail sales volume of 771 million gallons. We serve approximately 968,000 residential, commercial, industrial, agricultural and motor fuel customers from approximately 550 district locations in 45 states. Our operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States.

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

            AmeriGas Propane, Inc. is our general partner (the "General Partner"). The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York and Philadelphia stock exchanges. Through various subsidiaries, UGI has been in the propane distribution business for over 40 years. The General Partner and its subsidiary Petrolane own an aggregate 53.5% limited partner interest in the Partnership. In addition, the General Partner owns an aggregate 2% general partner interest. The General Partner is responsible for managing our operations.

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

BUSINESS STRATEGY

            Our strategy is to increase market share through acquisitions and internal growth, leverage our national and local economies of scale and achieve operating efficiencies through business process improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy, because the demand for propane is expected to remain relatively constant for the foreseeable future, with year-to-year industry volumes being affected primarily by weather patterns. Internal growth will be provided in part from expansion of our PPX Prefilled Propane Xchange(R) and national accounts programs. In addition, we believe opportunities also exist to grow our business internally through marketing programs designed to increase targeted customer segments.

            In fiscal year 2000, we acquired propane operations with aggregate annual sales of approximately 24 million gallons. The competition for acquisitions among publicly traded master limited partnerships engaged in the propane distribution business has intensified in recent years. Although we believe there are numerous potential acquisition candidates in the industry, there can be no assurance that we will find attractive candidates in the future, or that we will be able to acquire such candidates on economically acceptable terms.

            We are implementing a management structure and business process changes which are designed to improve the efficiency of field operations such as dispatching delivery trucks, responding to customer calls and handling administrative functions. We expect these efforts to result in higher customer and employee satisfaction and lower operating expense as the new structure is fully implemented over the next few years.

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

            The primary customers for propane are residential, commercial, agricultural, motor fuel and industrial users to whom natural gas is not readily available. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the generation portion of the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, we are unable to predict whether, or the extent to which, the price of electricity may drop. Therefore, we cannot predict the ultimate impact that electric utility deregulation may have on propane's existing competitive price advantage over electricity.

PRODUCTS, SERVICES AND MARKETING

            As of September 30, 2000, the Partnership distributed propane to approximately 968,000 customers from approximately 550 district locations. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

            The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 75% of the Partnership's 2000 fiscal year sales (based on gallons sold) were to retail accounts and approximately 25% were to wholesale customers. Sales to residential customers in fiscal 2000 represented approximately 40% of retail gallons sold, industrial/commercial customers 37%, motor fuel customers 15%, and agricultural customers 8%. Residential customers represented 49% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

            In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The PPX Prefilled Propane Xchange program ("PPX(R)") enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home center and convenience stores. Sales of our PPX(R) grill cylinders to retailers are included in the commercial/industrial market. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

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

            The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 30 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. The Partnership continues to expand its PPX(R) program. At September 30, 2000, PPX(R) was available at approximately 10,700 retail locations throughout the country.

PROPANE SUPPLY AND STORAGE

            Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2000, the Partnership purchased approximately 65% of its propane from 10 suppliers, including Enterprise Products Operating LP (approximately 18%), the BP companies (approximately 17%) and Dynegy (approximately 13%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and heating oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2001. If supply from major sources were interrupted, however, the cost of procuring product might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Enterprise Products Operating LP, the BP companies and Dynegy, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2000. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

            The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Over 90% of propane purchases by the Partnership in fiscal year 2000 were on a contractual basis under one- or two-year agreements subject to annual review. More than 90% of those contracts provided for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island and several other states.

            Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, or other unforeseen events. The General Partner has adopted supply acquisition and product price risk management practices to reduce the effect of price volatility on product costs. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -

Market Risk Disclosures."

            The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES

                                    [GRAPH]

LP History for Mt Be
                                                    Mont Belvieu     Conway
1995 October Avg.                       Oct-95         30.946        32.7784
1995 November Avg.                      Nov-95        30.9531        32.7406
1995 December Avg.                      Dec-95        35.3219        38.1719
1996 January Avg.                       Jan-96             36        36.2415
1996 February Avg.                      Feb-96        40.8563        37.7688
1996 March Avg.                         Mar-96        37.2292        36.0119
1996 April Avg.                         Apr-96        35.5744        34.1071
1996 May Avg.                           May-96        34.9233        34.4773
1996 June Avg.                          Jun-96         34.925        36.3531
1996 July Avg.                          Jul-96        35.6339        37.2679
1996 August Avg.                        Aug-96        38.4403        37.9773
1996 September Avg.                     Sep-96        47.0156        44.7844
1996 October Avg.                       Oct-96        51.5734        51.5272
1996 November Avg.                      Nov-96        58.0493        63.4112
1996 December Avg.                      Dec-96        61.0446        84.2917
1997 January Avg.                       Jan-97        47.4545         63.392
1997 February Avg.                      Feb-97        38.7105        39.0197
1997 March Avg.                         Mar-97           38.5        37.2563
1997 April Avg.                         Apr-97         34.875        35.2614
1997 May Avg.                           May-97        35.3095        36.4762
1997 June Avg.                          Jun-97        34.4286        35.8631
1997 July Avg.                          Jul-97        34.9063        34.6278
1997 August Avg.                        Aug-97        37.0268        36.5268
1997 September Avg.                     Sep-97        38.6786        37.9524
1997 October Avg.                       Oct-97        39.8261        37.3207
1997 November Avg.                      Nov-97        35.9479        35.0035
1997 December Avg.                      Dec-97         33.571        31.3636
1998 January Avg.                       Jan-98        30.0656        28.2063
1998 February Avg.                      Feb-98        29.7862        28.3237
1998 March Avg.                         Mar-98        27.3892        27.8381
1998 April Avg.                         Apr-98        29.0565        29.4702
1998 May Avg.                           May-98        27.4188        27.8231
1998 June Avg.                          Jun-98        24.4205        24.8409
1998 July Avg.                          Jul-98        24.5398        24.5483
1998 August Avg.                        Aug-98        24.1161        23.8661
1998 September Avg.                     Sep-98        24.8304        24.0417
1998 October Avg.                       Oct-98        25.7188        24.5682
1998 November Avg.                      Nov-98        24.7862        23.2007
1998 December Avg.                      Dec-98        20.8949        18.7188
1999 January Avg.                       Jan-99        21.7467        19.6086
1999 February Avg.                      Feb-99        22.4342        20.5822
1999 March Avg.                         Mar-99        24.1005        23.4022
1999 April Avg.                         Apr-99        28.2619        27.5774
1999 May Avg.                           May-99        28.3063        26.8813
1999 June Avg.                          Jun-99        30.9517         28.679
1999 July Avg.                          Jul-99        37.2619         34.622
1999 August Avg.                        Aug-99        40.5085        37.5597
1999 September Avg.                     Sep-99        43.1786        42.4048
1999 October Avg.                       Oct-99        45.4554        43.3899
1999 November Avg.                      Nov-99        43.4406        38.7781
1999 December Avg.                      Dec-99        42.8304        35.1012
2000 January Avg.                       Jan-00        56.1086        42.3191
2000 February Avg.                      Feb-00        59.7219        47.2625
2000 March Avg.                         Mar-00        51.1277        47.6495
2000 April Avg.                         Apr-00         46.875        43.6414
2000 May Avg.                           May-00        51.3068        50.8068
2000 June Avg.                          Jun-00        55.4716        56.2244
2000 July Avg.                          Jul-00         54.875        56.2862
2000 August Avg.                        Aug-00        58.5408        63.5245
2000 September Avg.                     Sep-00       64.20945        70.9466

COMPETITION

            Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, we are unable to predict the ultimate impact that deregulation of electric generation may have on propane's current competitive price advantage. Since the 1970s, many new homes have been built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

            The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. Based on the most recent annual survey by the American Petroleum Institute, the 1998 domestic retail market for propane (annual sales for other than chemical uses) was approximately 9.5 billion gallons and, based on LP-GAS magazine rankings, 1999 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 41% of domestic retail sales. Management believes the Partnership's 2000 retail volume represents approximately 8% of the domestic retail market. The ability to compete effectively depends on supplying customer service, maintaining competitive retail prices and controlling operating expenses.

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

PROPERTIES

            As of September 30, 2000, the Partnership owned approximately 83% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Rhode Island, the Partnership leases storage with a 400,000 barrel capacity.

            The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2000, the Partnership operated a fleet of approximately 165 transport trucks, approximately 40% of which were leased. It owned approximately 320 transport trailers and leased 270 railroad tank cars. In addition, the Partnership fleet included approximately 2,600 bobtail and rack trucks, and approximately 1,800 other delivery and service vehicles. The vehicle fleet is 62% leased. Other assets owned at September 30, 2000 included approximately 1.0 million stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately
1.3 million portable propane cylinders with typical capacities of 4 to 100 gallons. The Partnership also owned more than 2,200 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.

TRADE NAMES, TRADE AND SERVICE MARKS

            The Partnership markets propane principally under the "AmeriGas(R)," "America's Propane Company(R)" and "PPX Prefilled Propane Xchange(R)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

SEASONALITY

            Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 55% of the Partnership's fiscal year 2000 retail sales volume and approximately 83% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

            Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

            The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 1 and 9 to the

Consolidated Financial Statements.

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

EMPLOYEES

            The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2000, the General Partner had 4,874 employees, including 311 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

ITEM 3. LEGAL PROCEEDINGS

            There are no material legal proceedings pending involving the Partnership, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders during the last fiscal quarter of the 2000 fiscal year.


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

                                   PRICE RANGE                  CASH
2000 FISCAL YEAR                HIGH            LOW         DISTRIBUTION
Fourth Quarter                $19.3750        $16.8750         $0.55
Third Quarter                  17.4375         14.9375          0.55
Second Quarter                 18.5000         14.3750          0.55
First Quarter                  19.8750         12.7500          0.55

                                   PRICE RANGE                  CASH
1999 FISCAL YEAR                HIGH            LOW         DISTRIBUTION
Fourth Quarter                $20.5625        $18.3125         $0.55
Third Quarter                  22.1250         18.8750          0.55
Second Quarter                 25.1250         17.0000          0.55
First Quarter                  26.0000         21.5000          0.55

            As of December 1, 2000, there were 1,334 record holders of the Partnership's Common Units. There is no established public trading market for the Partnership's subordinated units, representing limited partner interests ("Subordinated Units"). The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 3 and 4 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference. Distributions of Available Cash to the holders of Subordinated Units are subject to the prior rights of holders of the Common Units to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA





                                                                              Year Ended
                                                                            September 30,
                                          ------------------------------------------------------------------------------------------
                                                  2000             1999           1998           1997           1996
                                             ----------       ----------     ----------      ----------     ----------
                                                                (Thousands of dollars, except per unit)

FOR THE PERIOD:
INCOME STATEMENT DATA:
     Revenues                                $1,120,056      $ 872,535       $ 914,378       $1,077,825     $1,013,225
     Operating income                            90,207         92,646          87,918          110,373         72,866
     Income before income taxes                  15,443         26,061          21,729           44,715         10,084
     Net income                                  15,196         25,635          21,402           43,980         10,238
     Limited partners' interest
       in net income                             15,044         25,379          21,188           43,540         10,136
     Income per limited partner
       unit - basic and diluted                    0.36           0.61            0.51             1.04           0.24
     Cash distributions declared
       per limited partner unit                    2.20           2.20            2.20             2.20           2.20


AT PERIOD END:
BALANCE SHEET DATA:
     Current assets                          $  188,845     $  140,569      $  133,346       $  183,091     $  199,452
     Total assets                             1,258,220      1,196,461       1,217,216        1,318,661      1,360,292
     Current liabilities (excluding debt)       172,501        148,513         144,229          146,449        157,182
     Total debt                                 887,234        766,725         718,994          718,728        707,453
     Minority interest                            2,587          3,380           4,049            5,043          5,497
     Partners' capital                          155,971        234,041         299,875          397,537        442,236

OTHER DATA:
     EBITDA (a)                              $  157,588     $  157,524      $  151,143       $  172,377     $  134,497
     Capital expenditures (including
       capital leases)                       $   30,427     $   34,577      $   31,577       $   24,470     $   21,908
     Retail propane gallons sold (millions)       771.2          783.2           785.3            807.4          855.4
     Degree days - % (warmer) colder
       than normal (b)                            (13.7)          (9.9)           (8.7)            (1.2)           1.7



     (a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles but provides additional information for evaluating the Partnership's ability to declare and pay the Minimum Quarterly Distribution.

     (b) Deviation from average heating degree days during the 30-year period from 1961 to 1990, based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S.

The following table provides gallon, weather and certain financial information for the Partnership:

                             AmeriGas Partners, L.P.
                  (Millions, except per gallon and percentages)

                                    Year Ended September 30,
                              -----------------------------------
                                2000          1999         1998
                              --------      --------     --------
Gallons sold:
        Retail                   771.2         783.2        785.3
        Wholesale                258.0         190.6        205.1
                              --------      --------     --------
                               1,029.2         973.8        990.4
                              ========      ========     ========

Revenues:
        Retail propane        $  870.3      $  709.8     $  746.1
        Wholesale propane        152.7          75.3         88.5
        Other                     97.1          87.4         79.8
                              --------      --------     --------
                              $1,120.1      $  872.5     $  914.4
                              ========      ========     ========


Total margin (a)              $  491.8      $  481.8     $  470.6
EBITDA (b)                    $  157.6      $  157.5     $  151.1
Operating income              $   90.2      $   92.6     $   87.9
Degree days - % warmer
        than normal (c)           13.7%          9.9%         8.7%

(a)    Revenues less related cost of sales.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles but provides additional information for evaluating the Partnership's ability to declare and pay the Minimum Quarterly Distribution.

(c) Deviation from average heating degree days during the 30-year period from 1961 to 1990, based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 2000 ("Fiscal 2000") with the year ended September 30, 1999 ("Fiscal 1999") and (2) Fiscal 1999 with the year ended September 30, 1998 ("Fiscal 1998").

FISCAL 2000 COMPARED WITH FISCAL 1999

Based upon national heating degree day information, temperatures in Fiscal 2000 were 13.7% warmer than normal and 3.8% warmer than in Fiscal 1999. Retail volumes of propane sold were 12 million gallons lower, primarily a result of the warmer weather's effect on residential heating gallons and a decline in agricultural gallons as a result of a poor crop drying season. Partially offsetting these decreases were higher motor fuel sales, reflecting the continuing effects of our expanding national accounts program, the volume impact of our growing grill cylinder exchange business, PPX(R), and acquisition-related volume increases.

Total revenues from retail propane sales increased $160.5 million in Fiscal 2000 due to higher average selling prices. The higher average selling prices resulted from significantly higher propane product costs. Wholesale propane revenues increased $77.4 million reflecting (1) a $50.7 million increase as a result of higher average wholesale prices and (2) a $26.7 million increase as a result of higher wholesale volumes sold. Nonpropane revenues increased $9.7 million in Fiscal 2000 reflecting higher customer fees, hauling, and PPX(R) cylinder sales revenue. Cost of sales increased $237.5 million primarily as a result of the higher propane product costs and greater wholesale volumes sold.

Total margin increased $10.0 million in Fiscal 2000 due to (1) greater volumes sold to higher margin PPX(R) customers; (2) slightly higher average retail unit margins; and (3) an increase in total margin from customer fees and ancillary sales and services.

EBITDA in Fiscal 2000 was comparable to Fiscal 1999 as the increases in total margin and higher other income were offset by higher operating expenses. Other income increased $3.1 million due to, among other things, higher income from sales of assets and higher finance charge income. Operating expenses of the Partnership were $342.7 million in Fiscal 2000 compared with $329.6 million in Fiscal 1999 reflecting incremental expenses from growth and operational initiatives and higher vehicle fuel costs. Our growth and operational initiatives in Fiscal 2000 included significantly expanding PPX(R), acquiring retail propane businesses, and developing and implementing more efficient methods of operating the business. Although EBITDA in Fiscal 2000 was about equal to Fiscal 1999, operating income declined $2.4 million reflecting higher PPX(R) and acquisition-related charges for depreciation and amortization. The Partnership's interest expense increased $8.2 million in Fiscal 2000 to $74.8 million primarily as a result of higher levels of long-term debt outstanding and higher average Bank Credit Agreement borrowings.

FISCAL 1999 COMPARED WITH FISCAL 1998

Based upon national weather data, temperatures in Fiscal 1999 were 9.9% warmer than normal and 1.3% warmer than in Fiscal 1998. Retail volumes of propane sold were slightly lower in Fiscal 1999 primarily as a result of a 7.3 million decline in agricultural gallons as a dry autumn reduced demand for crop drying. Partially offsetting the decrease in agricultural gallons were higher motor fuel sales, increased gallons sold through PPX(R) and, notwithstanding the warmer weather, higher sales to our targeted residential customer market.

Total revenues from retail propane sales declined $36.3 million in Fiscal 1999 primarily due to lower average selling prices. The lower average selling prices resulted from lower propane product costs. Wholesale propane revenues declined $13.2 million reflecting (1) a $6.9 million decrease as a result of lower average wholesale prices and (2) a $6.3 million decrease as a result of lower wholesale volumes sold. Nonpropane revenues increased $7.6 million in Fiscal 1999 reflecting higher appliance and cylinder sales, increased terminal and hauling revenues, and greater customer fee revenues. Cost of sales declined $53.0 million primarily as a result of lower propane product costs.

Total margin increased $11.2 million in Fiscal 1999 due to (1) slightly higher average retail unit margin per gallon; (2) greater total margin from PPX(R); and
(3) an increase in total margin from appliance sales, customer fees and hauling and terminal revenue.

EBITDA and operating income were higher in Fiscal 1999 as a result of (1) the higher total margin and (2) higher other income. These increases were partially offset by an increase in operating expenses. Other income, net, in 1998 included a $4.0 million loss from two interest rate protection agreements. Operating expenses of the Partnership were $329.6 million in Fiscal 1999 compared with $320.2 million in Fiscal 1998. Operating expenses in Fiscal 1998 are net of (1) $2.7 million of income from lower required accruals for environmental matters and (2) $2.0 million of income from lower required accruals for property taxes. Excluding the impact of these items in the prior year, operating expenses of the Partnership increased $4.7 million in Fiscal 1999 principally due to expenses associated with new business initiatives. Interest expense in Fiscal 1999 was $66.6 million compared with $66.2 million in Fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

The Operating Partnership's primary sources of cash since its formation in 1995 have been (1) cash generated by operations; (2) borrowings under its Bank Credit Agreement; and (3) the issuance of $80 million of long-term debt in Fiscal 2000 and $70 million of long-term debt in Fiscal 1999. On September 22, 2000, a shelf registration statement for the issuance of up to 9,000,000 AmeriGas Common Units was declared effective by the Securities and Exchange Commission. In October 2000, the Partnership issued 2.3 million of its registered Common Units in an underwritten public offering and received approximately $40.6 million in cash proceeds, including related capital contributions from the General Partner. These proceeds were used to reduce Bank Credit Agreement indebtedness and for working capital purposes.

The Operating Partnership's Bank Credit Agreement, as amended, consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for (1) working capital; (2) capital expenditures; and (3) interest and distribution payments. Revolving Credit Facility loans were $30 million at September 30, 2000 and $22 million at September 30, 1999. The Operating Partnership may borrow under its Acquisition Facility to finance the purchase of propane businesses or propane business assets. Loans outstanding under the Acquisition Facility at September 30, 2000 and 1999 were $70 million and $23 million, respectively. During Fiscal 2000, the Bank Credit Agreement was amended to, among other things, extend the Acquisition Facility termination date to September 15, 2002. Then-outstanding borrowings under the Acquisition Facility will be due in their entirety on such date.

The Operating Partnership also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, to fund (1) working capital; (2) capital expenditures; and (3) interest and Partnership distribution payments. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

During Fiscal 2000, the Operating Partnership issued $80 million of Series E First Mortgage Notes at an effective interest rate of 8.47%. The proceeds were used principally to reduce Acquisition Facility borrowings and $10 million of maturing First Mortgage Note debt.

The Partnership's management believes that cash flow from operations and Bank Credit Agreement borrowings will be sufficient to satisfy its liquidity needs in fiscal 2001. For a more detailed discussion of the Partnership's credit facilities, including financial covenants and ratios, see Note 4 to Consolidated Financial Statements.

PARTNERSHIP DISTRIBUTIONS

Since our formation in 1995, we have paid the MQD on all limited partner units outstanding. The amount of Available Cash needed annually to pay the MQD on all units and the general partner interests in Fiscal 2000, 1999 and 1998 was approximately $94 million. In fiscal 2001, as a result of the additional Common Units issued in October 2000, this amount will increase to approximately $99 million. One measure of the amount of cash available for distribution that is generated by the Partnership can be determined by subtracting (1) cash interest expense and (2) capital expenditures needed to maintain operating capacity, from the Partnership's EBITDA. Distributable cash flow as calculated for Fiscal 2000, Fiscal 1999 and Fiscal 1998 is as follows:

--------------------------------------------------------------------------------
Year Ended September 30,               2000         1999         1998
--------------------------------------------------------------------------------
(Millions of dollars)

EBITDA                               $ 157.6      $ 157.5      $ 151.1
Cash interest expense (a)              (76.7)       (68.3)       (67.6)
Maintenance capital expenditures       (11.6)       (11.1)       (10.3)
--------------------------------------------------------------------------------
Distributable cash flow              $  69.3      $  78.1      $  73.2
--------------------------------------------------------------------------------

(a)         Interest expense adjusted for noncash items.

Although distributable cash flow is a reasonable estimate of the amount of cash generated by the Partnership, it does not reflect the impact of changes in working capital which can significantly affect cash available for distribution and it is not a measure of performance or financial condition under generally accepted accounting principles but provides additional information for evaluating the Partnership's ability to declare and pay the MQD. Although the levels of distributable cash flow in these years were less than the full MQD, borrowings in Fiscal 2000 and Fiscal 1999, and cash generated from changes in working capital in Fiscal 1998, were more than sufficient to permit the Partnership to declare and pay the full MQD. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

Pursuant to the Agreement of Limited Partnership of AmeriGas Partners ("Partnership Agreement"), a total of 9,891,074 Subordinated Units held by the General Partner were converted to Common Units on May 18, 1999 because certain historical and projected cash generation-based requirements were achieved as of March 31, 1999. The Partnership's ability to attain the cash-based performance and distribution requirements necessary to convert the remaining 9,891,072 Subordinated Units depends upon a number of factors, including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to significantly warmer-than-normal weather and the impact of higher propane product costs on working capital, we did not achieve the cash-based performance requirements as of any relevant quarter through September 30, 2000. Due to the historical "look-back" provisions of the conversion test, the possibility is remote that the Partnership will satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending March 31, 2002.

CASH FLOWS

OPERATING ACTIVITIES. Cash flow from operating activities was $61.5 million in Fiscal 2000, $8.7 million lower than in the prior year. Cash flow from operating activities before considering changes in operating working capital was $80.7 million in Fiscal 2000 compared with $89.6 million in Fiscal 1999. The decrease in operating cash flow in Fiscal 2000 is primarily a result of higher cash interest expense resulting from higher average levels of debt outstanding.

INVESTING ACTIVITIES. In Fiscal 2000, we spent $30.4 million in cash for property, plant and equipment (including maintenance capital expenditures of $11.6 million) compared with $31.1 million (including maintenance capital expenditures of $11.1 million) in Fiscal 1999. We acquired several propane businesses, including the West Coast propane operations of All Star Gas Corporation, for total cash consideration of $55.6 million. In Fiscal 1999, we made acquisitions totaling $3.9 million. In fiscal 2001, we expect to spend approximately $29 million for capital expenditures (excluding acquisitions) which we expect to finance from operating cash flows and Bank Credit Agreement borrowings.

FINANCING ACTIVITIES. We paid the MQD on all Common Units and Subordinated Units, as well as the general partner interests, totaling $94.3 million and $94.2 million in Fiscal 2000 and Fiscal 1999, respectively. Net borrowings under our Revolving Credit Facility were $8 million in Fiscal 2000 compared to net borrowings of $12 million in Fiscal 1999. During Fiscal 2000, the Operating Partnership borrowed $116 million under the Acquisition Facility and made Acquisition Facility repayments totaling $69 million. Acquisition Facility repayments were made with proceeds from the issuance of $80 million of Series E First Mortgage Notes of the Operating Partnership. The Operating Partnership also paid $10 million of maturing First Mortgage Note debt during Fiscal 2000 from such proceeds.

MARKET RISK DISCLOSURES

Our primary market risk exposures are market prices for propane and changes in interest rates.

The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. There is no assurance, however, that the Partnership will be able to do so. In order to manage a portion of our propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Although we use derivative commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for trading purposes.

We have market risk exposure from changes in interest rates on borrowings under the Operating Partnership's Bank Credit Agreement. This agreement has interest rates on borrowings that are indexed to short-term market interest rates. At September 30, 2000 and 1999, borrowings outstanding under this facility totaled $100 million and $45 million, respectively. Based upon average borrowings under these agreements during Fiscal 2000 and Fiscal 1999, an increase in interest rates of 100 basis points (1%) would have increased interest expense by $0.9 million and $0.6 million, respectively. We also use fixed rate long-term debt as a source of capital. As these fixed rate long-term debt issues mature, we intend to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.

The following table summarizes the fair value of our market risk sensitive derivative instruments at September 30, 2000 and 1999. It also includes the change in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

--------------------------------------------------------------------------------
                                            Fair Value      Change in Fair Value
--------------------------------------------------------------------------------
                                                 (Millions of dollars)
September 30, 2000
      Propane commodity price risk          $    6.5            $    (10.5)
      Interest rate risk                         2.5                  (3.9)

September 30, 1999
      Propane commodity price risk          $    2.9            $     (2.5)
      Interest rate risk                         3.2                  (3.8)
--------------------------------------------------------------------------------

We expect that any adverse changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains on the associated underlying transactions.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which addressed a limited number of issues causing implementation difficulties. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability in cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments will generally be reported in other comprehensive income and the ineffective portion, if any, will be reported in net income. Such amounts recorded in accumulated other comprehensive income will be reclassified into net income when the forecasted transaction affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

The Partnership was required to adopt the provisions of SFAS 133 effective October 1, 2000. Virtually all of the Partnership's derivative instruments outstanding as of October 1, 2000 qualify and have been designated as hedging the variability in cash flows associated with forecasted transactions. The adoption of SFAS 133 will result in a cumulative effect charge to net income of $0.7 million and a cumulative effect increase to accumulated other comprehensive income of $8.9 million. Because the Partnership's derivative instruments historically have been highly effective in hedging the exposure to changes in cash flows associated with forecasted purchases or sales of propane, changes in the fair value of propane inventories, and changes in the risk-free rate of interest on anticipated issuances of long-term debt, we do not expect the adoption of SFAS 133 to have a material impact on our future results of operations.

Although the Partnership expects the derivative instruments it currently uses to hedge to continue to be highly effective, if they are deemed not highly effective in the future, or if the Partnership uses derivative instruments that do not meet the stringent requirements for hedge accounting under SFAS 133, our future earnings could reflect greater volatility. Additionally, if a cash flow hedge is discontinued because the original forecasted transaction is no longer expected to occur, any gain or loss in accumulated comprehensive income associated with the hedged transaction will be immediately recognized in net income.

In order to comply with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101"), which is effective for the Partnership on October 1, 2000, we will record a cumulative effect charge to net income of approximately $6.5 million related to our method of recognizing revenue associated with nonrefundable tank fees largely for residential customers. Consistent with a number of its competitors in the propane industry, we receive nonrefundable fees for installed Partnership-owned tanks. Historically, such fees which are generally received annually were recorded as revenue when billed. In accordance with SAB 101, effective October 1, 2000, we will record such nonrefundable fees on a straight-line basis over one year. The adoption of SAB 101 is not expected to have a material impact on the Partnership's future financial condition or results of operations.

Also, during fiscal 2001, the Partnership plans to change its method of accounting for tank installation costs which are not billed to customers. Currently, all direct costs to install Partnership-owned tanks at a customer location are expensed as incurred. We believe that these costs should now be capitalized and amortized over the period benefited. On date of adoption, this change in accounting method will result in a cumulative effect increase to net income. The Partnership is in the process of evaluating the impact of such change on its financial condition and results of operations.

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

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand, (2) price volatility and availability of propane, and the capacity to transport to market areas, (3) changes in laws and regulations, including safety, tax and accounting matters, (4) large suppliers defaults, (5) competitive pressures from the same and alternative energy sources, (6) liability for environmental claims,
(7) improvements in energy efficiency and technology resulting in reduced demand, (8) labor relations, (9) inability to make business acquisitions on economically acceptable terms, (10) operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia including the risk of explosions and fires resulting in personal injury and property damage,
(11) regional economic conditions, and (12) interest rate fluctuations and other capital market conditions.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" and are incorporated her by reference.

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

            The Board of Directors of the General Partner established a committee (the "Audit Committee") consisting of two individuals, currently, Messrs. Van Dyck and Vincent, who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

            - oversee the financial reporting process and the adequacy of controls relative to financial and business risk;

            - monitor the independence of the Partnership's independent public accountants and the performance of the independent public accountants and internal audit staff;

            - provide a means for open communication among the independent public accountants, management, internal audit staff and the Board of Directors; and

            - recommend to the Board of Directors the engagement of the independent public accountants to conduct the annual audit of the Partnership's consolidated financial statements.

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

            NAME                   AGE    POSITION WITH THE GENERAL PARTNER
            Lon R. Greenberg       50     Chairman, Director

            Eugene V. N. Bissell   47     President, Chief Executive Officer
                                          and Director

            Thomas F. Donovan      67     Director

            Richard C. Gozon       62     Director

            James W. Stratton      64     Director

            Stephen A. Van Dyck    57     Director

            Roger B. Vincent       55     Director

            David I. J. Wang       68     Director

            Martha B. Lindsay      48     Vice President - Finance and
                                          Chief Financial Officer

            Brendan P. Bovaird     52     Vice President and General Counsel

            Richard R. Eynon       53     Controller and Chief Accounting Officer

            R. Paul Grady          47     Senior Vice President - Operations and
                                          Chief Operating Officer

            William D. Katz        47     Vice President - Human Resources

            Robert H. Knauss       47     Vice President - Law,
                                          Associate General Counsel and
                                          Corporate Secretary

            David L. Lugar         43     Vice President - Supply and
                                          Transportation

            Carey M. Monaghan      49     Vice President - Business Transformation
                                          and Marketing

            Mr. Greenberg is a director (since 1994) and Chairman of the General Partner. He previously served as President and Chief Executive Officer of the General Partner (1996 to 2000). He is also a director (since 1994) and Chairman (since 1996), Chief Executive Officer (since 1995), and President (since 1994) of UGI, having been Senior Vice President - Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc. and Mellon PSFS Advisory Board.

            Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President - Sales and Marketing of the General Partner (1999 to 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to
1993). From 1981 to 1987, Mr. Bissell held various positions with UGI and its subsidiaries, including Director, Corporate Development.

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

            Mr. Stratton was elected a director of the General Partner on April 25, 1995. He has been the Chairman, Chief Executive Officer and a director of Stratton Management Company (investment advisory firm) since 1972. He has also been Chairman and a director of EFI (financial services firm) since 1979. In addition, Mr. Stratton is a director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Inc., Stratton Monthly Dividend REIT Shares, Inc., Stratton Small-Cap Value Fund, Teleflex, Inc. and BE&K, Inc.

            Mr. Van Dyck was elected a director of the General Partner on June 15, 1995. He is Chairman of the Board and Chief Executive Officer of Maritrans Inc. (since 1987), one of the nation's largest independent marine transporters of petroleum. He also serves as Chairman of the Board of West of England Mutual Insurance Company.

            Mr. Vincent was elected a director of the General Partner on January 8, 1998. He is President of Springwell Corporation, a corporate finance advisory firm (since 1989). Mr. Vincent served in various capacities at Bankers Trust Company (1971 to 1989), including managing director (1984 to 1989). He is also a trustee of the GCG Trust of the Golden American Life Insurance Company (management investment company and a subsidiary of the ING Group).

            Mr. Wang was elected a director of the General Partner on April 25, 1995. Mr. Wang is Chairman of Paperloop.com having formerly retired as Executive Vice President - Timber and Specialty Products and a director of International Paper Company (1987 to 1991). He is also a director of UGI Corporation, UGI Utilities, Inc., BE&K Inc., Emsource Inc., Forest Resources LLC., and Waterhill, LLC.

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

            Mr. Grady is Senior Vice President - Operations of the General Partner (since October 1999) and Chief Operating Officer (since July 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Corporate Development of UGI (1994 to 1995), and Director, Corporate Development (1990 to 1994). Mr. Grady was Director, Corporate Development Services of Campbell Soup Company (1985 to 1990).

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

            Mr. Lugar is Vice President - Supply and Transportation of the General Partner (since September 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in increasingly responsible positions in propane marketing, operations, and supply.

            Mr. Monaghan is Vice President - Business Transformation and Marketing (since May 2000). Prior to joining AmeriGas Partners, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for almost 10 years.

ITEM 11. EXECUTIVE COMPENSATION


            The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officers and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                                             SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   LONG TERM COMPENSATION
                                                                           ------------------------------------
                                              ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                                     -----------------------------------   ------------------------  ----------
                                                                                         SECURITIES
                                                               OTHER                       UNDER-                   ALL
                                                               ANNUAL      RESTRICTED      LYING                   OTHER
 NAME AND PRINCIPAL        FISCAL                              COMPEN-       STOCK        OPTIONS/     LTIP        COMPEN
     POSITION               YEAR      SALARY      BONUS (1)   SATION (2)   AWARDS (3)     SARS (6)   PAYOUTS(7)   -SATION (4)
------------------------   ------    --------     ---------   ----------   ----------    ----------  ----------   -----------
Eugene V.N. Bissell         2000     $245,366     $ 59,253     $  3,142     $      0       40,750     $      0     $31,886
  President and Chief       1999     $194,335     $ 54,668     $  1,706     $142,625            0     $386,250     $21,900
  Executive Officer (5)     1998     $179,728     $ 40,545     $  2,069     $      0            0     $      0     $19,175
------------------------   ------    --------     ---------   ----------   ----------    ----------  ----------   -----------
Lon R. Greenberg (8)        2000     $640,662     $262,836     $ 13,092     $      0      225,000     $      0     $20,417
 Chairman                   1999     $587,139     $266,776     $ 11,359     $611,250      225,000     $      0     $18,273
                            1998     $559,616     $225,000     $  8,209     $      0            0     $      0     $22,154
------------------------   ------    --------     ---------   ----------   ----------    ----------  ----------   -----------
R. Paul Grady               2000     $222,480     $ 50,404     $  4,491     $              28,000     $      0     $30,149
 Senior Vice President -    1999     $192,178     $ 54,108     $  5,534     $142,625            0     $386,250     $26,277
 Operations and             1998     $174,622     $ 43,750     $  3,724     $      0            0     $      0     $20,231
 Chief Operating
 Officer
------------------------   ------    --------     ---------   ----------   ----------    ----------  ----------   -----------
Brendan P. Bovaird (8)      2000     $210,392     $ 49,349     $  6,332     $      0       28,000     $      0     $ 5,927
 Vice President and         1999     $189,600     $ 53,048     $ 14,399     $142,625            0     $      0     $ 5,215
 General Counsel            1998     $176,677     $ 42,188     $  4,075     $      0            0     $      0     $ 5,425
------------------------   ------    --------     ---------   ----------   ----------    ----------  ----------   -----------
Robert H. Knauss            2000     $184,314     $ 39,896     $      0     $      0       15,000     $      0     $23,190
 Vice President - Law,      1999     $167,191     $ 70,232     $  2,286     $      0            0     $270,375     $23,782
 Associate General          1998     $149,835     $ 50,405     $  2,081     $      0            0     $      0     $17,715
 Counsel and
 Corporate Secretary
------------------------   ------    --------     ---------   ----------   ----------    ----------  ----------   -----------
Martha B. Lindsay           2000     $183,099     $ 36,816     $    563     $      0       15,000     $      0     $22,609
 Vice President -           1999     $169,447     $ 37,068     $  1,789     $      0            0     $162,150     $44,974
 Finance and Chief          1998     $108,691     $ 23,844     $      0     $      0            0     $      0     $ 6,627
 Financial Officer (9)
------------------------   ------    --------     ---------   ----------   ----------    ----------  ----------   -----------

(1) Messrs. Greenberg and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and currently range from 0% to 102% of base salary for Mr. Bissell, 0% to 161% for Mr. Greenberg, 0% to 92% of base salary for Mr. Bovaird, 0% to 65% for Mr. Knauss, 0% to 83% for Mr. Grady and 0% to 74% for Ms. Lindsay.

(2)   Amounts represent tax payment reimbursements for certain benefits.

(3) On June 4, 1999, the Board of Directors of UGI Corporation approved restricted UGI Common Stock awards to certain executives of UGI and AmeriGas Propane, Inc. The dollar values shown above represent the aggregate value of each award on the date of grant, determined by multiplying the number of shares awarded by the closing stock price of UGI Common Stock on the New York Stock Exchange on June 4, 1999. Holders of restricted shares have the right to vote and to receive dividends during the restriction period.

      Based on the closing price of UGI Common Stock on the New York Stock Exchange on September 30, 2000, Mr. Greenberg's 30,000 share grant had a market value of $727,500; and the 7,000 share grant held by each of Messrs. Bissell, Bovaird and Grady had a market value $169,750.

(4) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Senior Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan") except for Ms. Lindsay. Ms. Lindsay's 1999 total includes a one-time bonus of $25,000. During fiscal years 2000, 1999 and 1998, the following contributions were made to the Named Executives:
      (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $9,424, $5,000 and $5,148; Mr. Grady, $10,861, $9,648 and $6,394; Mr. Knauss, $8,769,
      $8,040 and $5,691; and Ms. Lindsay, $8,617, $5,558 and $0; (ii) under the
      UGI Employee Savings Plan: Mr. Greenberg, $3,600, $3,600 and $3,375; and Mr. Bovaird, $3,509, $3,600 and $3,375; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $14,673, $18,554 and $10,858; and Mr. Bovaird, $1,706, $1,852 and $821; (iv) under the AmeriGas Executive Retirement Plan: Mr. Bissell, $22,462, $16,900 and $14,027; Mr. Grady, $19,288, $16,629 and $13,837; Mr. Knauss, $14,421, $15,742 and $12,024;
      and Ms. Lindsay, $13,992, $11,080 and $0.

(5) Mr. Bissell was elected President and Chief Executive Officer of AmeriGas Propane, Inc. effective July 1, 2000.

(6) Non-qualified UGI stock options granted under the UGI Corporation 1997 Stock Option and Dividend Equivalent Plan ("1997 Plan").

(7) Payout under the performance-based AmeriGas Propane, Inc. Long-Term Incentive Plan ("LTIP"). The performance contingency was satisfied May 18, 1999 when fifty percent of the Partnership's Subordinated Units converted to Common Units in accordance with the Partnership Agreement, based on Partnership financial and operating performance. The awards were made partially in Common Units (approximately 60%) and partially in cash (approximately 40%). Messrs. Bissell and Grady each received 11,250 Common Units; Mr. Knauss received 7,875 Common Units and Ms. Lindsay received 5,288 Common Units.

(8) Mr. Greenberg was President and Chief Executive Officer of AmeriGas Propane, Inc. from 1996 to July 2000. Compensation reported for Messrs. Greenberg and Bovaird is attributable to their respective positions of Chairman, President and Chief Executive Officer, and Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 2001 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Bovaird.

(9) Ms. Lindsay was elected Vice President and Chief Financial Officer of AmeriGas Propane, Inc. in January 1998.

OPTION GRANTS IN LAST FISCAL YEAR

            The following table shows information on grants of options for the purchase of UGI Common Stock during fiscal year 2000 to each of the Named Executives.

                                       UGI STOCK OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                                                                                       GRANT DATE
                                        INDIVIDUAL GRANTS                                                 VALUE
------------------------------------------------------------------------------------------------     ---------------
                        NUMBER OF
                       SECURITIES           % OF TOTAL
                       UNDERLYING         OPTIONS GRANTED                                              GRANT DATE
                        OPTIONS           TO EMPLOYEES IN       EXERCISE                                 PRESENT
      NAME             GRANTED (1)        FISCAL YEAR (2)     OR BASE PRICE      EXPIRATION DATE        VALUE (3)
-------------------    -----------        ---------------     -------------      ---------------     ---------------
Lon R. Greenberg       225,000 (1)            29.34%            $20.625            12/31/09          $  678,980 (3a)

Eugene V.N. Bissell     28,000 (1)             5.30%            $20.625            12/31/09          $   84,495 (3a)
                        12,750 (4)                              $21.750             7/24/10          $   43,660 (3b)

R. Paul Grady           28,000                 3.65%            $20.625            12/31/09          $   84,495 (3a)

Brendan P. Bovaird      28,000                 3.65%            $20.625            12/31/09          $   84,495 (3a)

Robert H. Knauss        15,000                 1.96%            $20.625            12/31/09          $   45,625 (3a)

Martha B. Lindsay       15,000                 1.96%            $20.625            12/31/09          $   45,625 (3a)

(1) Non-qualified UGI stock options granted effective January 1, 2000 under the 1997 Plan. The option exercise price is not less than 100% of the fair market value of UGI's Common Stock determined on the date of the grant. These options will vest at the rate of 33-1/3% per year on the anniversary of the grant date. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by UGI Corporation or an affiliate of UGI. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) A total of 766,750 UGI stock options were granted to employees and executive officers of UGI and its subsidiaries during fiscal year 2000 under the 1997 Plan and the 1992 UGI Corporation Non-Qualified Stock Option Plan. Under the 1992 Non-Qualified Stock Option Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. Options under the 1992 Plan are nontransferable and generally exercisable only while the optionee is employed by UGI Corporation or an affiliate of UGI. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

(a)
      - Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions
      -     Stock volatility - 23.89%
      -     Stock's dividend yield - 6.22%
      -     Length of option term - 10 years
      -     Annualized risk-free interest rate - 6.79%
      -     Discount of risk of forfeiture - 3% per year

(b)
      - Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions
      -     Stock volatility - 28.68%
      -     Stock's dividend yield - 6.43%
      -     Length of option term - 10 years
      -     Annualized risk-free interest rate - 6.21%
      -     Discount of risk of forfeiture - 3% per year

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

                 UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS
                                                                    FISCAL YEAR END (#)                AT FISCAL YEAR END
                                                              --------------------------------    --------------------------------
                                SHARES
                               ACQUIRED
                                  ON              VALUE
        NAME                 EXERCISE (#)       REALIZED       EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
----------------------       ------------       --------      -------------     -------------     ---------------    -------------
 Lon R. Greenberg                                              93,959  (1)        168,750 (6)     $  387,581 (2)     $653,906 (5)
                                   0            $     0       200,000  (3)       225,000 (12)     $  325,000 (4)     $815,625 (7)
                                                               56,250  (6)                        $  217,969 (5)
                                                                    0
----------------------       ------------       --------      -------------     -------------     ---------------    -------------
 Eugene V.N. Bissell               0            $     0         4,000  (9)        28,000 (12)     $   14,500 (10)    $101,500 (7)
                                                                                  12,750 (13)                        $ 31,875 (8)
                                                                                   1,000 (9)                         $  3,625 (10)
----------------------       ------------       --------      -------------     -------------     ---------------    -------------
 R. Paul Grady                     0            $     0        17,000  (15)       28,000 (12)     $   70,125 (2)     $101,500 (7)
                                                                2,000  (14)                       $    8,250 (11)
----------------------       ------------       --------      -------------     -------------     ---------------    -------------
 Brendan P. Bovaird                                            30,000  (3)        28,000 (12)     $   48,750 (4)     $101,500 (7)
                                   0            $     0         5,007  (16)                       $   20,654 (2)
----------------------       ------------       --------      -------------     -------------     ---------------    -------------
 Robert H. Knauss                  0            $     0         1,000  (1)        15,000 (12)     $    4,125 (11)    $ 54,375 (7)
----------------------       ------------       --------      -------------     -------------     ---------------    -------------
 Martha B. Lindsay                 0            $     0             0             15,000 (12)     $        0         $ 54,375 (7)
----------------------       ------------       --------      -------------     -------------     ---------------    -------------

(1) Options granted January 2, 1992 under the 1992 Stock Option and Dividend Equivalent Plan.

(2) Value based on comparison of price per share at September 30, 2000 (fair market value $24.25) to option exercise price ($20.125) under the 1992 Stock Option and Dividend Equivalent Plan.

(3)   Options granted December 10, 1996 under the 1997 Plan.

(4) Value based on comparison of price per share at September 30, 2000 (fair market value $24.25) to option exercise price ($22.625) under the 1997 Plan.

(5) Value based on comparison of price per share at September 30, 2000 (fair market value $24.25) to option exercise price ($20.375) under the 1997 Plan.

(6)   Options granted June 4, 1999 under the 1997 Plan.

(7) Value based on comparison of price per share at September 30, 2000 (fair market value $24.25) to option exercise price ($20.625) under the 1997 Plan.

(8) Value based on comparison of price per share at September 30, 2000 (fair market value $24.25) to option exercise price ($21.750) under the 1997 Plan.

(9) Options granted December 18, 1995 under the 1992 Non-Qualified Stock Option Plan.

(10) Value based on comparison of price per share at September 30, 2000 (fair market value $24.25) to option exercise price ($20.625) under the 1992 Non-Qualified Stock Option Plan.

(11) Value based on comparison of price per share at September 30, 2000 (fair market value $24.25) to option exercise price ($20.125) under the terms of the 1992 Non-Qualified Stock Option Plan.

(12)  Options granted effective January 1, 2000 under the 1997 Plan.

(13)  Options granted July 25, 2000 under the 1997 Plan.

(14) Options granted January 2, 1992 under the 1992 Non-Qualified Stock Option Plan.

(15) Options granted March 1, 1994 under the 1992 Stock Option and Dividend Equivalent Plan.

(16) Options granted May 1, 1995 under the 1992 Stock Option and Dividend Equivalent Plan.

RETIREMENT BENEFITS

      The following table shows the annual benefits payable upon retirement to Messrs. Greenberg and Bovaird under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "UGI Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2000 at age 65, and that the aggregate benefits are not subject to statutory maximums.

                                                     PENSION PLAN BENEFITS TABLE
------------------------------------------------------------------------------------------------------------------------------------
    FINAL 5-YEAR                                       ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1)
      AVERAGE           ------------------------------------------------------------------------------------------------------------
ANNUAL EARNINGS (2)      15 YEARS           20 YEARS           25 YEARS           30 YEARS           35 YEARS            40 YEARS
-------------------     ---------           --------           --------           --------           --------           ------------
      $200,000            $57,000            $76,000            $95,000           $114,000           $133,000           $136,800(3)

      $300,000            $85,500           $114,000           $142,500           $171,000           $199,500           $205,200(3)

      $400,000           $114,000           $152,000           $190,000           $228,000           $266,000           $273,600(3)

      $500,000           $142,500           $190,000           $237,500           $285,000           $332,500           $342,000(3)

      $600,000           $171,000           $228,000           $285,000           $342,000           $399,000           $410,400(3)

      $700,000           $199,500           $266,000           $332,500           $399,000           $465,500           $478,800(3)

      $800,000           $228,000           $304,000           $380,000           $456,000           $532,000           $547,200(3)

      $900,000           $256,500           $342,000           $427,500           $513,000           $598,500           $615,600(3)

    $1,000,000           $285,000           $380,000           $475,000           $570,000           $665,000           $684,000(3)

    $1,200,000           $342,000           $456,000           $570,000           $684,000           $798,000           $820,800(3)

    $1,400,000           $399,000           $532,000           $665,000           $798,000           $931,000           $957,600(3)

      (1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a UGI subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The UGI Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum UGI Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg and Bovaird had 20 and 5 years of estimated credited service, respectively, at September 30, 2000. Mr. Grady previously accumulated more than 4 years of credited service in the UGI Retirement Plan before joining the General Partner in 1995. Mr. Knauss previously accumulated more than 11 years of credited service in the UGI Retirement Plan before joining the General Partner in 1996. Mr. Bissell previously accumulated more than 5 years of credited service with UGI and its subsidiaries before joining the General Partner in 1995.

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

            Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the "AmeriGas Severance Plan") assists certain senior level employees of the General Partner including Ms. Lindsay and Messrs. Bissell, Grady and Knauss in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

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

CHANGE OF CONTROL ARRANGEMENTS

            Named Executives Employed By UGI Corporation. Messrs. Greenberg and Bovaird each have an agreement with UGI Corporation (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the UGI Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his or her employment with UGI or its subsidiaries.

            A change of control is generally deemed to occur if: (i) any person (other than the executive, his or her affiliates and associates, UGI or any of its subsidiaries, any employee benefit plan of UGI or any of its subsidiaries, or any person or entity organized, appointed, or established by UGI or its subsidiaries for or pursuant to the terms of any such employee benefit plan), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (x) the then outstanding shares of common stock of UGI or (y) the combined voting power of UGI's then outstanding voting securities; (ii) individuals who at the beginning of any 24-month period constitute the Board of Directors (the "Incumbent Board") and any new director whose election by the Board, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority thereof; (iii) UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50% of the outstanding common stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction; or (iv) UGI is liquidated or dissolved.

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

            An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 or 1.5 (2.5 in the case of Mr. Greenberg) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the executive will also receive an amount to satisfy the executive's additional tax burden.

            Named Executives Employed by the General Partner. Ms. Lindsay and Messrs. Bissell, Grady and Knauss each have an agreement with the General Partner (the "Agreement") which provides certain benefits in the event of a change of control. The Agreements operate independently of the AmeriGas Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the General Partner terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner or any of its subsidiaries.

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

            An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 (1.5 in the case of Mr. Bissell) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section

280G of the Code, the executive will also receive an amount to satisfy the executive's additional tax burden.

BOARD OF DIRECTORS

            Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. The General Partner pays an annual retainer of $22,000 to all other directors and an attendance fee of $1,000 for each Board meeting. For service on Committees, the General Partner pays an annual retainer of $2,000 to each Committee Chairman and an attendance fee of $1,000 for each Committee meeting. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.

COMPENSATION/PENSION COMMITTEE

            The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and David I. J. Wang.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

            The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 1, 2000. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                                        AMOUNT AND
                                                         NATURE OF
                                                        BENEFICIAL
                        NAME AND ADDRESS (1)           OWNERSHIP OF           PERCENT
TITLE OF CLASS          OF BENEFICIAL OWNER          PARTNERSHIP UNITS        OF CLASS
-------------------     -----------------------      -----------------        --------
Common Units            UGI Corporation               14,283,932 (2)            41.5%
                        AmeriGas, Inc.                14,283,932 (3)            41.5%
                        AmeriGas Propane, Inc.        14,283,932 (4)            41.5%
                        Petrolane Incorporated         7,839,911 (5)            22.8%

Subordinated Units      UGI Corporation                9,891,072 (6)           100.0%
                        AmeriGas, Inc.                 9,891,072 (7)           100.0%
                        AmeriGas Propane, Inc.         9,891,072 (8)           100.0%

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

(4) AmeriGas Propane, Inc.'s ownership includes 6,444,021 Common Units for which it has sole voting and investment power, and 7,839,911 Common Units held by its subsidiary, Petrolane.

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

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

            The table below sets forth as of October 31, 2000 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns (i) any Subordinated Units, or (ii) more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                                                                  AMOUNT AND NATURE OF
        NAME OF                                                  BENEFICIAL OWNERSHIP OF
   BENEFICIAL OWNER                                           PARTNERSHIP COMMON UNITS (1)
------------------------------------------------------------------------------------------
   Lon R. Greenberg                                                      6,500  (2)

   Thomas F. Donovan                                                     1,000

   Richard C. Gozon                                                      5,000

   James W. Stratton                                                     1,000

   Stephen A. Van Dyck                                                   1,000  (3)

   Roger B. Vincent                                                      3,000

   David I. J. Wang                                                     10,000

   Eugene V.N. Bissell                                                  12,750  (4)

   Brendan P. Bovaird                                                    1,000  (5)

   R. Paul Grady                                                        15,500

   Robert H. Knauss                                                      7,875

   Martha B. Lindsay                                                     5,888  (6)

   Directors and executive officers as a group (16 persons)             81,763

(1)   Sole voting and investment power unless otherwise specified.

(2)   Of the Units shown, 4,500 are held by Mr. Greenberg's adult children.

(3)   Mr. Stratton's Units are held jointly with his spouse.

(4)   Mr. Bissell's Units are held jointly with his spouse.

(5)   Mr. Bovaird's Units are held jointly with his spouse.

(6) Of the Units shown, 400 are held by Ms. Lindsay as custodian for her children.

            The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 31, 2000, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.8% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 455,716 shares subject to exercisable options), represents approximately 2.9% of UGI's outstanding shares.

                                        NUMBER OF UGI SHARES
                                           AND NATURE OF
                                       BENEFICIAL OWNERSHIP             NUMBER OF
    NAME OF                                  EXCLUDING               EXERCISABLE UGI
BENEFICIAL OWNER                      UGI STOCK OPTIONS (1)(2)        STOCK OPTIONS           TOTAL
-----------------------------------------------------------------------------------------------------
Lon R. Greenberg                           125,778  (3)                  350,209             475,987

Thomas F. Donovan                            3,856                         4,000               7,856

Richard C. Gozon                            20,862                         9,000              29,862

James W. Stratton                           12,651  (4)                    9,000              21,651

Stephen A. Van Dyck                              0                             0                   0

Roger B. Vincent                             5,000                             0               5,000

David I. J. Wang                            24,596                         9,000              33,596

Eugene V.N. Bissell                         38,788  (5)                    4,000              42,788

Brendan P. Bovaird                          23,255  (6)                   35,007              58,262

R. Paul Grady                               41,832  (7)                   19,000              60,832

Robert H. Knauss                             4,504                         1,000               5,504

Martha B. Lindsay                            5,945  (8)                        0                 500

Directors and executive officers           325,186                       455,716             780,902
as a group (16 persons)

(1)   Sole voting and investment power unless otherwise specified.

(2) Included in the number of shares shown are Deferred Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Donovan (2,022), Gozon (14,000), Stratton (10,789) and Wang (9,734).

(3) Mr. Greenberg holds 88,220 shares jointly with his spouse and 5,518 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(4)   Mr. Stratton holds 1,862 shares jointly with his spouse.

(5)   Mr. Bissell holds these shares jointly with his spouse.

(6) Mr. Bovaird holds 12,993 shares jointly with his spouse and 3,262 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(7) Mr. Grady's ownership includes 3,114 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan based on September 30, 1999 Savings Plan statements.

(8)   Ms. Lindsay holds 500 shares as custodian for her children.

SECTION 16 (a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16 (a) of the Securities Exchange Act of 1934 requires directors and certain officers of the General Partner to send reports of their ownership of Common Units and changes in ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2000 the General Partner's directors and officers complied with all SEC filing requirements applicable to them, except that Mr. Gozon inadvertently reported one transaction after the reporting deadline. The transaction which was not reported on a timely basis was a single purchase of Common Units in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs.

            The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until September 15, 2002, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $71,535 in fiscal year 2000. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from November 17, 2000 to December 18, 2000 was 8.12%, representing a 6.62% one-month Offshore Rate, plus an Applicable Margin of 1.50%. See Note 4 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

            The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with general liability, automobile and workers' compensation insurance for up to $500,000 over the Partnership's self-insured retention. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business--Trade Names; Trade and Service Marks," UGI and the General Partner have licensed the trade names "AmeriGas" and "America's Propane Company" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2000, the Partnership paid UGI and its affiliates $5,620,941 for the services and expense reimbursements referred to in this paragraph.

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

            (3) LIST OF EXHIBITS:

            The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE



EXHIBIT NO.                          EXHIBIT                                   REGISTRANT                  FILING         EXHIBIT
-----------  -------------------------------------------------------          --------------            -------------     --------
    2.1      Merger and Contribution Agreement                                   AmeriGas                Registration       10.21
             among AmeriGas Partners, L.P., AmeriGas                          Partners, L.P.             Statement on
             Propane, L.P., New AmeriGas Propane,                                                       Form S-4 (No.
             Inc., AmeriGas Propane, Inc., AmeriGas                                                       33-92734)
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

     3.1     Second Amended and Restated Agreement                               AmeriGas                  Form 8-K           1
             of Limited Partnership of AmeriGas                               Partners, L.P.              (9/30/00)
             Partners, L.P. dated as of September 30,
             2000

     3.2     Certificate of Incorporation of AmeriGas                            AmeriGas                Registration       3.3
             Finance Corp.                                                    Partners, L.P.             Statement on
                                                                                                        Form S-4 (No.
                                                                                                          33-92734)

                           INCORPORATION BY REFERENCE



EXHIBIT NO.                          EXHIBIT                                   REGISTRANT                  FILING         EXHIBIT
-----------  -------------------------------------------------------          --------------            -------------     --------
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

    4.5      First Amendment dated as of September 12,                           AmeriGas                 Form 10-Q          4.5
             1997 to Note Agreement dated as of April 12,                     Partners, L.P.              (9/30/97)
             1995

    4.6      Second Amendment dated as of September                              AmeriGas                 Form 10-K          4.6
             15, 1998 to Note Agreement dated as of April                     Partners, L.P.              (9/30/98)
             12, 1995

    4.7      Third Amendment dated as of March 23,                               AmeriGas                 Form 10-Q         10.2
             1999 to Note Agreement dated as of April                         Partners, L.P.              (3/31/99)
             12, 1995

    4.8      Fourth Amendment dated as of March 16,                              AmeriGas                 Form 10-Q         10.2
             2000 to Note Agreement dated as of April                         Partners, L. P.             (6/30/00)
             12, 1995

   10.1      Amended and Restated Credit Agreement                               AmeriGas                 Form 10-K         10.1
             dated as of September 15, 1997 among                             Partners, L.P.              (9/30/97)
             AmeriGas Propane, L.P., AmeriGas Propane,
             Inc., Petrolane Incorporated, Bank of
             America National Trust and Savings
             Association, as Agent, First Union National
             Bank, as Syndication Agent and certain banks

                           INCORPORATION BY REFERENCE



EXHIBIT NO.                          EXHIBIT                                   REGISTRANT                  FILING         EXHIBIT
-----------  -------------------------------------------------------    ------------------------         ---------       ---------
   10.2      First Amendment dated as of September 15,                            AmeriGas               Form 10-K         10.2
             1998 to Amended and Restated Credit                              Partners, L.P.             (9/30/98)
             Agreement

   10.3      Second Amendment dated as of March 25,                      AmeriGas Partners, L.P.         Form 10-Q         10.1
             1999 to Amended and Restated Credit                                                         (3/31/99)
             Agreement

  10.3A      Third Amendment dated March 22, 2000 to                             AmeriGas                Form 10-Q         10.3
             Amended and Restated Credit Agreement                            Partners, L.P.             (6/30/00)

  10.3B      Fourth Amendment dated June 6, 2000 to                              AmeriGas                Form 10-Q         10.4
             Amended and Restated Credit Agreement                            Partners, L.P.             (6/30/00)

   10.4      Agreement dated as of May 1, 1996 between                           AmeriGas                Form 10-K         10.2
             TE Products Pipeline Company, L.P., and                          Partners, L.P.             (9/30/97)
             AmeriGas Propane, L.P., effective until April
             1, 2001

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

   10.6      General Security Agreement dated as of April                        AmeriGas                Form 10-Q         10.3
             19, 1995 among AmeriGas Propane, L.P.,                           Partners, L.P.             (3/31/95)
             Bank of America National Trust and Savings
             Association and Mellon Bank, N.A.

   10.7      Subsidiary Security Agreement dated as of                           AmeriGas                Form 10-Q         10.4
             April 19, 1995 among AmeriGas Propane,                           Partners, L.P.             (3/31/95)
             L.P., Bank of America National Trust and
             Savings Association as Collateral Agent and
             Mellon Bank, N.A. as Cash Collateral Agent

   10.8      Restricted Subsidiary Guarantee dated as of                         AmeriGas                Form 10-Q         10.5
             April 19, 1995 by AmeriGas Propane, L.P.                         Partners, L.P.             (3/31/95)
             for the benefit of Bank of America National
             Trust and Savings Association, as Collateral
             Agent

   10.9      Trademark License Agreement dated April                             AmeriGas                Form 10-Q         10.6
             19, 1995 among UGI Corporation,                                  Partners, L.P.             (3/31/95)
             AmeriGas, Inc., AmeriGas Propane, Inc.,
             AmeriGas Partners, L.P. and AmeriGas
             Propane, L.P.

                           INCORPORATION BY REFERENCE



EXHIBIT NO.                          EXHIBIT                                   REGISTRANT                  FILING         EXHIBIT
-----------  -------------------------------------------------------          --------------            -------------     --------
   10.10      Trademark License Agreement dated April 19,                        AmeriGas                Form 10-Q         10.7
              1995 among AmeriGas Propane, Inc.,                              Partners, L.P.             (3/31/95)
              AmeriGas Partners, L.P. and AmeriGas
              Propane, L.P.

   10.11      Stock Purchase Agreement dated May 27,                            Petrolane             Registration on    10.16(a)
              1989, as amended and restated July 31, 1989,                    Incorporated/            Form S-1 (No.
              between Texas Eastern Corporation and QFB                       AmeriGas, Inc.             33-69450)
              Partners

   10.12      Amended and Restated Sublease Agreement                              UGI                   Form 10-K        10.35
              dated April 1, 1988, between Southwest Salt                      Corporation               (9/30/94)
              Co. and AP Propane, Inc. (the "Southwest Salt
              Co. Agreement")

 10.12(a)     Letter dated July 8, 1998 pursuant to Article 1,                     UGI                   Form 10-K         10.5
              Section 1.2 of the Southwest Salt Co.                            Corporation               (9/30/99)
              Agreement re:  option to renew for period of
              June 1, 2000 to May 31, 2005

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

  10.15**     UGI Corporation 1992 Stock Option and                                UGI                   Form 10-Q       10(ee.)
              Dividend Equivalent Plan, as amended May                         Corporation               (6/30/92)
              19, 1992

  10.16**     UGI Corporation Annual Bonus Plan dated                              UGI                   Form 10-Q         10.4
              March 8, 1996                                                    Corporation               (6/30/96)

  10.17**     AmeriGas Propane, Inc. Annual Bonus Plan                           AmeriGas                Form 10-K        10.17
              effective October 1, 1998                                       Partners, L.P.             (9/30/99)

  10.18**     1997 Stock Purchase Loan Plan                                        UGI                   Form 10-K        10.16
                                                                               Corporation               (9/30/97)

  10.19**     UGI Corporation Senior Executive Employee                            UGI                   Form 10-K        10.12
              Severance Pay Plan effective January 1, 1997                     Corporation               (9/30/97)

  10.20**     AmeriGas Propane, Inc. Executive Employee                          AmeriGas                Form 10-Q         10.1
              Severance Pay Plan effective January 1, 1997                    Partners, L.P.             (12/31/96)

  10.21**     Amendment No. 1 to AmeriGas Propane, Inc.                          AmeriGas                Form 10-Q          10
              Executive Employee Severance Pay Plan                           Partners, L.P.             (6/30/98)

  10.22**     UGI Corporation 1992 Non-Qualified Stock                             UGI                   Form 10-K        10.39
              Option Plan, as Amended                                          Corporation               (9/30/00)

                           INCORPORATION BY REFERENCE



EXHIBIT NO.                          EXHIBIT                                   REGISTRANT                  FILING         EXHIBIT
-----------  -------------------------------------------------------         ----------------          -------------     --------
  10.23      Intentionally Omitted

 10.24**     UGI Corporation 2000 Stock Incentive Plan                       UGI Corporation              Form 10-Q         10.1
                                                                                                          (6/30/99)

  10.25      Intentionally Omitted

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

 10.27**     UGI Corporation 1997 Stock Option and                           UGI Corporation              Form 10-Q         10.2
             Dividend Equivalent Plan                                                                     (3/31/97)

 10.28**     UGI Corporation Supplemental Executive                          UGI Corporation              Form 10-Q          10
             Retirement Plan Amended and Restated                                                         (6/30/98)
             effective October 1, 1996

 10.29**     Summary of Terms of UGI Corporation                             UGI Corporation              Form 10-Q          10
             Restricted Stock Awards                                                                      (6/30/99)

 10.30**     Description of Change of Control                                UGI Corporation              Form 10-K         10.33
             arrangements for Messrs. Greenberg and                                                       (9/30/99)
             Bovaird

 10.31**     Description of Change of Control                                    AmeriGas                 Form 10-K         10.31
             arrangements for Messrs. Bissell, Grady and                     Partners, L.P.               (9/30/99)
             Knauss and Ms. Lindsay

   *13       Pages 10 through 23 of the AmeriGas Partners, L.P. Annual
             Report for the year ended September 30, 2000

    21       Subsidiaries of AmeriGas Partners, L.P.                             AmeriGas                 Form 10-K          21
                                                                              Partners, L.P.              (9/30/98)

   *23       Consent of Arthur Andersen LLP

  *27.1      Financial Data Schedule of AmeriGas
             Partners, L.P.

  *27.2      Financial Data Schedule of AmeriGas
             Finance Corp.

*     Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      During the last quarter of fiscal year 2000, neither the Partnership nor AmeriGas Finance Corp. filed any Current Reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIGAS PARTNERS, L.P.


Date:  December 18, 2000               By: AmeriGas Propane, Inc.
                                           its General Partner




                                       By: Martha B. Lindsay
                                           -------------------------------------
                                           Martha B. Lindsay
                                           Vice President - Finance
                                           and Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 18, 1999 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

            SIGNATURE                                TITLE
            ---------                                -----

Eugene V.N. Bissell                        President, and Chief
---------------------------------          Executive Officer
Eugene V.N. Bissell                        (Principal Executive Officer)
                                           and Director


Lon R. Greenberg                           Chairman and Director
---------------------------------
Lon R. Greenberg


Martha B. Lindsay                          Vice President - Finance
---------------------------------          and Chief Financial Officer
Martha B. Lindsay                          (Principal Financial Officer)


Richard R. Eynon                           Controller and
---------------------------------          Chief Accounting Officer
Richard R. Eynon                           (Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 18, 2000 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.


            SIGNATURE                      TITLE


Thomas F. Donovan                          Director
----------------------------------
Thomas F. Donovan


Richard C. Gozon                           Director
----------------------------------
Richard C. Gozon


James W. Stratton                          Director
----------------------------------
James W. Stratton


Stephen A. Van Dyck                        Director
----------------------------------
Stephen A. Van Dyck


Roger B. Vincent                           Director
----------------------------------
Roger B. Vincent


David I. J. Wang                           Director
----------------------------------
David I. J. Wang

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERIGAS FINANCE CORP.



Date:  December 18, 2000                   By:  Martha B. Lindsay
                                                ----------------------------
                                                Martha B. Lindsay
                                                Vice President - Finance
                                                and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 18, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


            SIGNATURE                                 TITLE



Eugene V.N. Bissell                      President (Principal Executive
----------------------------------       Officer) and Director
Eugene V.N. Bissell


Martha B. Lindsay                        Vice President - Finance
----------------------------------       and Chief Financial Officer
Martha B. Lindsay                        (Principal Financial Officer)
                                         and Director


Richard R. Eynon                         Controller and Chief Accounting Officer
----------------------------------       (Principal Accounting Officer)
Richard R. Eynon


Brendan P. Bovaird                       Director
----------------------------------
Brendan P. Bovaird

                             AMERIGAS PARTNERS, L.P
                             AMERIGAS FINANCE CORP.




                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 2000

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 12, 2000, listed in the following index, are included in AmeriGas Partners' 2000 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 2000 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                              Annual Report
                                                               Form 10-K     to Unitholders
                                                                 (page)          (page)
                                                                 ------          ------
AmeriGas Partners, L.P. and Subsidiaries
----------------------------------------

Financial Statements:

     Report of Independent Public Accountants                  Exhibit 13          23

     Consolidated Balance Sheets as of September 30,
       2000 and 1999                                           Exhibit 13          10

     Consolidated Statements of Operations for the
       years ended September 30, 2000, 1999 and 1998           Exhibit 13          11

     Consolidated Statements of Cash Flows for the
       years ended September 30, 2000, 1999 and 1998           Exhibit 13          12

     Consolidated Statements of Partners' Capital for
       the years ended September 30, 2000, 1999 and 1998       Exhibit 13          13

     Notes to Consolidated Financial Statements                Exhibit 13         14-22

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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                       Form 10-K
                                                                        (page)
                                                                        ------
AmeriGas Finance Corp.
----------------------

     Financial Statements:

          Report of Independent Public Accountants                       F-5

          Balance Sheets as of September 30, 2000 and 1999               F-6

          Statements of Stockholder's Equity for the years
            ended September 30, 2000, 1999 and 1998                      F-7

          Note to Financial Statements                                   F-8

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                             AMERIGAS FINANCE CORP.


                              FINANCIAL STATEMENTS
              for the years ended September 30, 2000, 1999 and 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To AmeriGas Finance Corp.:


We have audited the accompanying balance sheets of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2000 and 1999, and the related statements of stockholder's equity for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets and statements of stockholder's equity referred to above present fairly, in all material respects, the financial position of AmeriGas Finance Corp. as of September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 10, 2000

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS



                                                                                September 30,
                                                                                -------------
ASSETS                                                                      2000             1999
                                                                            ----             ----
    Cash                                                                  $ 1,000           $ 1,000
                                                                          -------           -------
        Total assets                                                      $ 1,000           $ 1,000
                                                                          =======           =======

STOCKHOLDER'S  EQUITY

    Common stock, $.01 par value; 100 shares authorized;
            100 shares issued and outstanding                             $     1           $     1
    Additional paid-in capital                                                999               999
                                                                          -------           -------
            Total stockholder's equity                                    $ 1,000           $ 1,000
                                                                          =======           =======





See accompanying note to financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                Additional
                                                Common           Paid-in           Retained
                                                Stock            Capital           Earnings
                                                -----            -------           --------
BALANCE SEPTEMBER 30, 1998                       $ 1             $ 999               $ -
                                                 ---             -----               ---
BALANCE SEPTEMBER 30, 1999                         1               999                 -
                                                 ---             -----               ---
BALANCE SEPTEMBER 30, 2000                       $ 1             $ 999               $ -
                                                 ===             =====               ===





See accompanying note to financial statements.

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

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)


                                                                                  September 30,
                                                                             2000               1999
                                                                             ----               ----
ASSETS

Accounts receivable                                                       $   5,063          $   5,063
Investment in AmeriGas Propane, L.P.                                        253,606            331,317
Deferred charges                                                              1,998              2,304
                                                                          ---------          ---------
        Total assets                                                      $ 260,667          $ 338,684
                                                                          =========          =========


LIABILITIES  AND  PARTNERS'  CAPITAL

Accounts payable                                                          $      55                $ 2
Accrued interest                                                              4,641              4,641
                                                                          ---------          ---------
        Total current liabilities                                             4,696              4,643

Long-term debt                                                              100,000            100,000

Partners' capital:
        Common unitholders                                                  118,872            177,947
        Subordinated unitholders                                             35,542             53,756
        General partner                                                       1,557              2,338
                                                                          ---------          ---------
        Total partners' capital                                             155,971            234,041
                                                                          ---------          ---------
        Total liabilities and partners' capital                           $ 260,667          $ 338,684
                                                                          =========          =========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)



                                                                                Year Ended September 30,
                                                                        -----------------------------------------
                                                                          2000             1999            1998
                                                                          ----             ----            ----
Operating income (expenses)                                             $    (53)        $     (2)       $     30
Equity in  income of AmeriGas Propane, L.P.                               25,679           36,067          31,802
Interest expense                                                         (10,430)         (10,430)        (10,430)
                                                                        --------         --------        --------
Net income                                                              $ 15,196         $ 25,635        $ 21,402
                                                                        ========         ========        ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)


                                                                                    Year Ended September 30,
                                                                          --------------------------------------------
                                                                            2000              1999              1998
                                                                            ----              ----              ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
       Net income                                                         $ 15,196          $ 25,635          $ 21,402
       Reconciliation of net income to net cash from
         operating activities:
          Equity in income of AmeriGas Propane, L.P.                       (25,679)          (36,067)          (31,802)
          Increase (decrease) in accounts receivable                             -                30               (30)
          Increase (decrease) in accounts payable                               53               (28)                1
          Amortization of deferred debt issuance costs                         306               305               305
                                                                          --------          --------          --------
            Net cash used by operating activities                          (10,124)          (10,125)          (10,124)
                                                                          --------          --------          --------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
       Contribution to AmeriGas Propane, L.P.                                    -               (16)              (12)
       Distributions from AmeriGas Propane, L.P.                           103,390           103,255           103,184
                                                                          --------          --------          --------
            Net cash provided by investing activities                      103,390           103,239           103,172
                                                                          --------          --------          --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Distributions                                                       (93,266)          (93,130)          (93,060)
       Capital contribution from General Partner                                 -                16                12
                                                                          --------          --------          --------
            Net cash used by financing activities                          (93,266)          (93,114)          (93,048)
                                                                          --------          --------          --------


Change in cash and cash equivalents                                       $      -          $      -          $      -
                                                                          ========          ========          ========
CASH  AND  CASH  EQUIVALENTS:
       End of period                                                      $      -          $      -          $      -
       Beginning of period                                                       -                 -                 -
                                                                          --------          --------          --------
            Change                                                        $      -          $      -          $      -
                                                                          ========          ========          ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)


                                                                              Charged
                                                           Balance at        (credited)                        Balance at
                                                           beginning        to costs and                         end of
                                                            of year           expenses          Other             year
                                                            -------           --------          -----             ----
YEAR ENDED SEPTEMBER 30, 2000

Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                        $ 5,998          $ 5,476       $ (4,945)(1)        $ 6,529
                                                             =======                                            =======
      Allowance for amortization of other
          deferred costs                                     $ 1,371          $    99       $ (1,470)(3)        $     -
                                                             =======                                            =======
      Allowance for amortization of deferred
          financing costs                                    $ 7,063          $ 1,772                           $ 8,835
                                                             =======                                            =======
Other reserves:

      Self-insured property and casualty liability           $34,607          $12,138       $(13,905)(2)        $32,840
                                                             =======                                            =======
      Insured property and casualty liability                $ 5,068          $(3,000)                          $ 2,068
                                                             =======                                            =======
      Environmental and other                                $12,165          $  (500)      $ (1,143)(2)        $10,562
                                                             =======                              40 (3)        =======



YEAR ENDED SEPTEMBER 30, 1999

Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                        $ 6,432          $ 3,528       $ (3,962)(1)        $ 5,998
                                                             =======                                            =======
      Allowance for amortization of other
          deferred costs                                     $   584          $   787                           $ 1,371
                                                             =======                                            =======
      Allowance for amortization of deferred
          financing costs                                    $ 5,407          $ 1,656                           $ 7,063
                                                             =======                                            =======
Other reserves:

      Self-insured property and casualty liability           $41,842          $10,952       $(18,187)(2)        $34,607
                                                             =======                                            =======
      Insured property and casualty liability                $ 4,300          $   768                           $ 5,068
                                                             =======                                            =======
      Environmental and other                                $13,167                        $ (1,161)(2)        $12,165
                                                             =======                             159 (3)        =======


                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)



                                                                            Charged
                                                          Balance at       (credited)                        Balance at
                                                          beginning       to costs and                         end of
                                                           of year          expenses          Other             year
                                                           -------          --------          -----             ----
YEAR ENDED SEPTEMBER 30, 1998

Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                       $ 7,875         $ 4,287        $ (5,730)(1)        $ 6,432
                                                            =======                                            =======
      Allowance for amortization of other
          deferred costs                                    $   414         $   170        $      -            $   584
                                                            =======                                            =======
      Allowance for amortization of deferred
          financing costs                                   $ 3,791         $ 1,616        $      -            $ 5,407
                                                            =======                                            =======
Other reserves:

      Self-insured property and casualty liability          $41,856         $10,606        $(10,620)(2)        $41,842
                                                            =======                                            =======
      Insured property and casualty liability               $ 1,801         $ 2,851        $   (352)(2)        $ 4,300
                                                            =======                                            =======
      Environmental and other                               $19,133         $(4,046)       $ (1,920)(2)        $13,167
                                                            =======                                            =======



(1)   Uncollectible accounts written off, net of recoveries.
(2)   Payments, net of any refunds
(3)   Other adjustments.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the AmeriGas Partners, L.P. annual report to unitholders for the year ended September 30, 2000, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 10, 2000. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the index on page F-2 are the responsibility of the management of AmeriGas Propane, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 10, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------
13               Pages 10 to 23 of the AmeriGas Partners, L.P. 2000 Annual Report

23               Consent of Arthur Andersen LLP

27.1             Financial Data Schedule of AmeriGas Partners, L.P.

27.2             Financial Data Schedule of AmeriGas Finance Corp.