Form 10-Q
period 2000-12-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 2001-02-14
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At January 31, 2001, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. - 34,404,286 Common Units
                                             9,891,072 Subordinated Units
                  AmeriGas Finance Corp. -  100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                           PAGES
                                                                                           -----
PART I  FINANCIAL INFORMATION

    Item 1. Financial Statements

            AmeriGas Partners, L.P.

               Condensed Consolidated Balance Sheets as of December 31, 2000,
                 September 30, 2000 and December 31, 1999                                     1

               Condensed Consolidated Statements of Operations for the three
                 and twelve months ended December 31, 2000 and 1999                           2

               Condensed Consolidated Statements of Cash Flows for the three
                 and twelve months ended December 31, 2000 and 1999                           3

               Condensed Consolidated Statement of Partners' Capital for the
                 three months ended December 31, 2000                                         4

               Notes to Condensed Consolidated Financial Statements                        5 - 10

            AmeriGas Finance Corp.

               Balance Sheets as of December 31, 2000 and September 30, 2000                 11

               Note to Balance Sheets                                                        12

    Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       13 - 19

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                     19 - 20

PART II  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                                 21

    Signatures                                                                               22

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                             December 31,      September 30,     December 31,
                                                                                 2000               2000             1999
                                                                                 ----               ----             ----
ASSETS
Current assets:

     Cash and cash equivalents                                                $   20,517        $   10,795       $   17,639
     Accounts receivable (less allowances for doubtful accounts
         of  $7,563, $6,529 and $6,280, respectively)                            214,604            97,376          119,506
     Inventories                                                                  77,072            65,489           58,048
     Prepaid expenses and other current assets                                    34,680            15,185           24,279
                                                                              ----------        ----------       ----------
         Total current assets                                                    346,873           188,845          219,472

Property, plant and equipment (less accumulated depreciation and
     amortization of $312,150, $277,790 and $247,715, respectively)              451,608           436,119          428,971
Intangible assets (less accumulated amortization of $195,056,
     $188,655 and $171,759, respectively)                                        616,043           621,920          605,088
Other assets                                                                      10,858            11,336           11,043
                                                                              ----------        ----------       ----------
         Total assets                                                         $1,425,382        $1,258,220       $1,264,574
                                                                              ==========        ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                       $ 64,423        $   64,512       $   24,936
     Bank loans                                                                   37,000            30,000           50,000
     Accounts payable - trade                                                    155,739            73,786           69,087
     Accounts payable - related parties                                            1,637             3,001            2,313
     Other current liabilities                                                    88,093            95,714           77,695
                                                                              ----------        ----------       ----------
         Total current liabilities                                               346,892           267,013          224,031

Long-term debt                                                                   791,322           792,722          764,549
Other noncurrent liabilities                                                      41,806            39,927           42,705

Commitments and contingencies (note 4)

Minority interest                                                                  3,490             2,587            3,365

Partners' capital                                                                241,872           155,971          229,924
                                                                              ----------        ----------       ----------
         Total liabilities and partners' capital                              $1,425,382        $1,258,220       $1,264,574
                                                                              ==========        ==========       ==========



See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



                                                                   Three Months Ended              Twelve Months Ended
                                                                      December 31,                     December 31,
                                                                 --------------------             ----------------------
                                                                 2000           1999               2000             1999
                                                                 ----           ----               ----             ----
Revenues:
     Propane                                                   $405,360        $269,818         $1,158,509        $ 842,813
     Other                                                       27,108          31,230             92,967           92,986
                                                               ---------       ---------        -----------       ----------
                                                                432,468         301,048          1,251,476          935,799
                                                               ---------       ---------        -----------       ----------
Costs and expenses:
     Cost of sales - propane                                    253,552         144,693            695,764          405,322
     Cost of sales - other                                       11,223          14,001             38,598           39,612
     Operating and administrative
          expenses                                               93,772          89,504            346,988          335,549
     Depreciation and amortization                               18,303          16,271             69,413           65,571
     Other income, net                                           (1,223)         (1,141)            (8,615)          (5,829)
                                                               ---------       ---------        -----------       ----------
                                                                375,627         263,328          1,142,148          840,225
                                                               ---------       ---------        -----------       ----------
Operating income                                                 56,841          37,720            109,328           95,574
Interest expense                                                (19,989)        (17,980)           (76,773)         (67,901)
                                                               ---------       ---------        -----------       ----------
Income before income taxes                                       36,852          19,740             32,555           27,673
Income tax (expense) benefit                                        (55)           (318)               278             (110)
Minority interest                                                  (397)           (223)              (436)            (384)
                                                               ---------       ---------        -----------       ----------
Income before accounting changes                                 36,400          19,199             32,397           27,179
Cumulative effect of accounting changes                          12,494               -             12,494                -
                                                               ---------       ---------        -----------       ----------
Net income                                                     $ 48,894        $ 19,199           $ 44,891         $ 27,179
                                                               =========       =========        ===========       ==========
General partner's interest in net income                          $ 489           $ 192              $ 449            $ 272
                                                               =========       =========        ===========       ==========
Limited partners' interest in
     net income                                                $ 48,405        $ 19,007           $ 44,442         $ 26,907
                                                               =========       =========        ===========       ==========
Income per limited partner unit - basic and diluted:
     Income before accounting changes                            $ 0.82          $ 0.45             $ 0.76           $ 0.64
     Cumulative effect of accounting changes                       0.28               -               0.29                -
                                                               ---------       ---------        -----------       ----------
     Net income                                                  $ 1.10          $ 0.45             $ 1.05           $ 0.64
                                                               =========       =========        ===========       ==========
Average limited partner units
     outstanding - basic and diluted (thousands)                 43,862          41,969             42,446           41,938
                                                               =========       =========        ===========       ==========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                      Three Months Ended              Twelve Months Ended
                                                                         December 31,                    December 31,
                                                                  -----------------------          -------------------------
                                                                     2000           1999              2000           1999
                                                                     ----           ----              ----           ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                   $ 48,894        $ 19,199          $ 44,891       $ 27,179
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Cumulative effect of accounting changes                (12,494)              -           (12,494)             -
            Depreciation and amortization                           18,303          16,271            69,413         65,571
            Other, net                                               4,380           1,359             1,164            535
                                                                  ---------       ---------         ---------      ---------
                                                                    59,083          36,829           102,974         93,285
            Net change in:
                Accounts receivable                               (119,629)        (53,701)          (99,767)       (36,138)
                Inventories and prepaid propane purchases          (12,184)         (8,157)          (11,734)       (20,220)
                Accounts payable                                    80,589          20,519            85,976         25,176
                Other current assets and liabilities               (12,640)        (22,121)            5,911        (13,725)
                                                                  ---------       ---------         ---------      ---------
         Net cash provided (used) by operating activities           (4,781)        (26,631)           83,360         48,378
                                                                  ---------       ---------         ---------      ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                 (8,937)         (5,162)          (34,202)       (28,987)
     Proceeds from disposals of assets                               1,546           1,771             7,179          6,541
     Acquisitions of businesses, net of cash acquired                 (147)         (2,393)          (53,394)        (3,924)
                                                                  ---------       ---------         ---------      ---------
         Net cash used by investing activities                      (7,538)         (5,784)          (80,417)       (26,370)
                                                                  ---------       ---------         ---------      ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                                 (24,609)        (23,316)          (94,559)       (93,174)
     Minority interest activity                                        164            (238)             (653)        (1,037)
     Increase (decrease) in bank loans                               7,000          28,000           (13,000)       (12,000)
     Issuance of long-term debt                                          -          46,000           150,000        142,007
     Repayment of long-term debt                                      (757)           (782)          (82,096)       (54,251)
     Proceeds from Common Unit offering                             39,836               -            39,836              -
     Capital contributions from General Partner                        407               -               407             16
                                                                  ---------       ---------         ---------      ---------
         Net cash provided (used) by financing activities           22,041          49,664               (65)       (18,439)
                                                                  ---------       ---------         ---------      ---------
Cash and cash equivalents increase                                 $ 9,722        $ 17,249           $ 2,878       $  3,569
                                                                  =========       =========         =========      =========
CASH  AND  CASH  EQUIVALENTS:
     End of period                                                $ 20,517        $ 17,639          $ 20,517       $ 17,639
     Beginning of period                                            10,795             390            17,639         14,070
                                                                  ---------       ---------         ---------      ---------
         Increase                                                 $  9,722        $ 17,249           $ 2,878        $ 3,569
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

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)



                                                                                                        Accumulated
                                                                                                           other          Total
                                           Number of units                                   General    comprehensive    partners'
                                      Common     Subordinated     Common     Subordinated    partner      income         capital
                                      ------     ------------     ------     ------------    -------      ------         -------
BALANCE SEPTEMBER 30, 2000          32,078,293     9,891,072     $ 118,872    $ 35,542       $ 1,557      $      -       $155,971

 Net income                                                         37,459      10,946           489                       48,894
 Cumulative effect of change in
   accounting principle -
    SFAS No. 133                                                                                             8,921          8,921
 Net gain on derivative
   instruments                                                                                              22,833         22,833
 Reclassification adjustments                                                                              (10,839)       (10,839)
                                                                                                          ---------     ----------
 Comprehensive income                                                                                       20,915         69,809

 Distributions                                                     (18,923)     (5,440)         (246)                     (24,609)

 Common Units issued in
    connection
      with public offering           2,300,000                      39,836                       402                       40,238

 Common Units issued in
    connection
      with acquisition                  25,993                         458                         5                          463

                                    ----------     ---------     ----------   ---------      -------      ---------     ----------
BALANCE DECEMBER 31, 2000           34,404,286     9,891,072     $ 177,702    $ 41,048       $ 2,207      $ 20,915      $ 241,872
                                    ==========     =========     ==========   =========      =======      =========     ==========



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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2000 ("2000 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         Comprehensive income for the three months ended December 31, 2000 was $69,809. Other comprehensive income of $20,915 in the three months ended December 31, 2000 consisted primarily of transition adjustments relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), totaling $8,921, and income associated with changes in the fair value of derivative instruments, net of reclassification adjustments, of $11,994. The Partnership's comprehensive income in the three months ended December 31, 1999 was the same as its net income.

2.       CHANGES IN ACCOUNTING

         Effective October 1, 2000, we (1) adopted SFAS 133; (2) applied the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to our nonrefundable tank fees; and (3) changed our method of accounting for costs to install Partnership-owned tanks at customer locations. These accounting changes are further described below.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         (1) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS
         133)

         SFAS 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is generally reported in other comprehensive income and the ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

         In accordance with our propane price risk management policy, we use derivative instruments, including price swap and option contracts, to manage the cost of a portion of our forecasted purchases of propane. These derivative instruments generally qualify and are designated as cash flow hedges. The fair values of these derivative instruments are affected by changes in propane product prices. We may also enter into derivative contracts to manage market price risk associated with propane storage inventories whose value is subject to market price fluctuations. These contracts are designated as fair value hedges. In order to provide protection from the impact of significant declines in propane product prices, from time to time we purchase propane put option contracts. These derivative instruments generally do not qualify for hedge accounting treatment and, as a result, gains or losses, if any, are reflected in other income as they occur.

         In addition to these derivative instruments, we also use contracts for the forward purchase of propane as well as fixed price supply agreements to manage propane market price risk. These contracts qualify for the normal purchases and normal sales exception of SFAS 133 and therefore are not adjusted to fair value.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         We use fixed-rate long-term debt as a source of capital. As these long-term debt issues mature, we often refinance such debt with fixed-rate debt bearing then-existing market interest rates. On occasion, we enter into interest rate protection agreements ("IRPAs") to reduce market interest rate risk associated with these forecasted debt issuances. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and reclassified into interest expense when interest expense on the associated debt issue affects earnings.

         The adoption of SFAS 133 resulted in a cumulative effect charge to net income of $736 and an increase to other comprehensive income of $8,921. The increase in other comprehensive income is attributable to net gains on derivative instruments designated and qualifying as cash flow hedges on October 1, 2000.

         Gains and losses included in accumulated other comprehensive income at December 31, 2000 relating to cash flow hedges will be reclassified into net income when (1) the forecasted purchase of propane subject to the hedges impacts net income and (2) interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. Virtually all of the net gains included in accumulated other comprehensive income at December 31, 2000 are related to forecasted transactions that are expected to occur in the next twelve months. The actual amount of such gains, if any, that will ultimately be reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in prepaid expenses and other current assets in the December 31, 2000 Condensed Consolidated Balance Sheet.

         (2) REVENUE RECOGNITION

         In order to comply with the provisions of SAB 101, effective October 1, 2000 we changed our method of accounting for annually billed nonrefundable tank fees. Historically, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenue from such fees are being recorded on a straight-line basis over one year. Accordingly, on October 1, 2000, we recorded a charge of $5,984 representing the cumulative effect of the change in accounting method on prior years. This change in accounting method resulted in a reduction in revenues of approximately $964 in the three months ended December 31, 2000 and would have reduced revenues for the twelve months ended December 31, 2000, and the three and twelve months ended December 31, 1999, by approximately $699, $1,224 and $870, respectively. At December 31, 2000, the deferred revenue balance relating to nonrefundable tank fees was $7,008.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         (3) ACCOUNTING FOR TANK INSTALLATION COSTS

         Effective October 1, 2000, we changed our method of accounting for tank installation costs which are not billed to customers. Prior to the change in accounting method, all such costs to install Partnership-owned tanks at a customer location were expensed as incurred. Under the new accounting method, all such costs, net of billings, are capitalized and amortized using an accelerated method that reflects the attrition of the Partnership's customers. We believe that the new accounting method better matches the costs of installing Partnership-owned tanks with the periods benefited. As a result of this change in accounting, we recorded income of $19,214 representing the cumulative effect of the change in accounting method on prior years.

         The effect of the change in accounting for tank installation costs in the three months ended December 31, 2000 was to increase net income by $997.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND PRO FORMA DISCLOSURE

         The cumulative effect impact reflected on the Consolidated Statements of Operations for the three months ended December 31, 2000 and related per unit (basic and diluted) amounts resulting from the above changes in accounting principles comprise the following:


                                                    CUMULATIVE                 CUMULATIVE EFFECT PER
                                                      EFFECT                   LIMITED PARTNER UNIT
         ----------------------------------------------------------------------------------------------
         SFAS No. 133                                $  (736)                       $(0.02)
         Revenue recognition                          (5,984)                        (0.14)
         Tank installation costs                      19,214                          0.44
         ----------------------------------------------------------------------------------------------
            Total                                    $12,494                        $ 0.28
         ==============================================================================================

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         The following table reflects pro forma net income and net income per limited partner unit after applying retroactively the changes in accounting for tank installation costs and nonrefundable tank fees:

                                                                          AS               AS
                                                                       REPORTED         ADJUSTED
         ---------------------------------------------------------------------------------------------
         THREE MONTHS ENDED DECEMBER 31, 1999:
            Net income                                                 $19,199          $19,110
            Income per limited partner unit - basic and diluted        $  0.45          $  0.45

         TWELVE MONTHS ENDED DECEMBER 31, 2000:
            Net income                                                 $32,397          $32,278
            Income per limited partner unit  - basic and diluted       $  0.76          $  0.75

         TWELVE MONTHS ENDED DECEMBER 31, 1999:
            Net income                                                 $27,179          $27,484
            Income per limited partner unit - basic and diluted        $  0.64          $  0.65
         ---------------------------------------------------------------------------------------------

3.       RELATED PARTY TRANSACTIONS

         In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. and the Second Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $55,377 and $196,718 during the three and twelve months ended December 31, 2000, respectively, and $51,569 and $192,065 during the three and twelve months ended December 31, 1999, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,137 and $4,689 during the three and twelve months ended December 31, 2000, respectively, and $433 and $4,581 during the three and twelve months ended December 31, 1999, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         There have been no significant developments relating to the commitments and contingencies reported in the Partnership's 2000 Annual Report.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


5.       ISSUANCE OF COMMON UNITS

         In October 2000, we issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of approximately $40,600 were used to reduce Bank Credit Agreement indebtedness and for working capital. The Common Units were issued under a shelf registration statement covering 9,000,000 Common Units filed with the SEC which was declared effective on September 22, 2000.

6.       SUBSEQUENT EVENT

         On January 30, 2001, we signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208,000. The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155,000 cash and approximately $53,000 of AmeriGas Partners Common Units. The cash portion of the purchase price and transaction fees will be funded with approximately $55,000 of long-term debt issued by AmeriGas Partners and approximately $108,000 of first mortgage notes issued by the Operating Partnership. The transaction is subject to customary conditions, including regulatory approval, and is expected to close in March 2001.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                         December 31,     September 30,
                                                                            2000             2000
                                                                            ----             ----
ASSETS

      Cash                                                                 $ 1,000          $ 1,000
                                                                           -------          -------
           Total assets                                                    $ 1,000          $ 1,000
                                                                           =======          =======
STOCKHOLDER'S EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                          $     1          $     1
      Additional paid-in capital                                               999              999
                                                                           -------          -------
           Total stockholder's equity                                      $ 1,000          $ 1,000
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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended December 31, 2000 ("2000 three-month period") with the three months ended December 31, 1999 ("1999 three-month period") and (2) the twelve months ended December 31, 2000 ("2000 twelve-month period") with the twelve months ended December 31, 1999 ("1999 twelve-month period"). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD


                                                                          Increase
Three Months Ended December 31,           2000          1999             (Decrease)
-------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
       Retail                            257.0         233.7           23.3       10.0%
       Wholesale                          89.0          56.7           32.3       57.0%
                                        ------        ------         ------
                                         346.0         290.4           55.6       19.1%
                                        ======        ======         ======
Revenues:
      Retail propane                    $337.7        $240.4         $ 97.3       40.5%
      Wholesale propane                   67.7          29.4           38.3      130.3%
      Other                               27.1          31.2           (4.1)     (13.1)%
                                        ------        ------         ------
                                        $432.5        $301.0         $131.5       43.7%
                                        ======        ======         ======

Total margin                            $167.7        $142.4         $ 25.3       17.8%
EBITDA (a)                              $ 75.1        $ 54.0         $ 21.1       39.1%
Operating income                        $ 56.8        $ 37.7         $ 19.1       50.7%
Heating degree days - % colder
 (warmer) than normal (b)                 13.4         (14.1)          --          --
-------------------------------------------------------------------------------------------

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

(b) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S

                             AMERIGAS PARTNERS, L.P.


Based upon national heating degree day data, temperatures in the 2000 three-month period were 13.4% colder than normal compared with weather that was 14.1% warmer than normal in the prior year. Retail volumes of propane sold increased 23.3 million gallons (10.0%) primarily as a result of the colder weather. Retail volumes sold in the prior-year period were impacted by the acceleration of purchases by some customers resulting from the anticipation of Year 2000 ("Y2K") disruptions. The Partnership estimates that approximately 5 million to 10 million gallons sold during the 1999 three-month period may have been a result of Y2K.

Total revenues from retail propane sales increased $97.3 million reflecting a $73.3 million increase as a result of higher selling prices and a $24.0 million increase as a result of higher retail volumes sold. Wholesale propane revenues increased $38.3 million reflecting a $21.5 million increase due to higher selling prices and a $16.8 million increase as a result of higher wholesale volumes. The higher retail and wholesale selling prices resulted from significantly higher propane supply prices. Other revenues decreased $4.1 million primarily reflecting lower revenues from appliance sales and service and the impact of the change in accounting for tank installation costs on tank installation revenue. Cost of sales in the 2000 three-month period increased $106.1 million as a result of higher propane supply prices and greater retail and wholesale volumes.

Total margin increased $25.3 million in the 2000 three-month period reflecting the impact of the higher retail volumes and higher average retail unit margins. Increasing selling prices during the 2000 three-month period, along with derivative hedging gains and favorably priced supply arrangements, enabled the Partnership to record higher average unit margins while maintaining competitive prices.

The increase in EBITDA and operating income during the 2000 three-month period principally reflects the higher total margin. Operating expenses of the Partnership were $93.8 million in the 2000 three-month period compared with $89.5 million in the prior year which includes $3.1 million of expenses associated with the installation of Partnership-owned tanks at customer locations. In the 2000 three-month period, such costs were capitalized in accordance with the Partnership's change in accounting principle. Adjusting for these expenses in the prior-year period, operating expenses increased $7.4 million reflecting higher volume-driven distribution expenses, including vehicle fuel and repair expenses and greater compensation costs, and growth expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in fiscal 2000. Depreciation and amortization expense increased $2.0 million reflecting approximately $1.1 million of depreciation associated with tank installation costs and greater acquisition-related depreciation and amortization.

The Partnership's interest expense for the 2000 three-month period increased $2.0 million primarily as a result of higher levels of long-term debt outstanding and greater borrowings under the Partnership's Acquisition Facility.

                             AMERIGAS PARTNERS, L.P.


2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD


                                                                             Increase
Twelve Months Ended December 31,             2000         1999              (Decrease)
-------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
     Retail                                  794.5        796.2         (1.7)        (0.2)%
     Wholesale                               290.4        199.2         91.2         45.8 %
                                           -------        -----         ----
                                           1,084.9        995.4         89.5          9.0 %
                                           =======        =====         ====

Revenues:
     Retail propane                       $  967.5       $756.5       $211.0         27.9%
     Wholesale propane                       191.0         86.3        104.7        121.3%
     Other                                    93.0         93.0         --              -%
                                          --------       ------       ------
                                          $1,251.5       $935.8       $315.7         33.7%
                                          ========       ======       ======

Total margin                              $  517.1       $490.9       $ 26.2          5.3%
EBITDA                                    $  178.7       $161.1       $ 17.6         10.9%
Operating income                          $  109.3       $ 95.6       $ 13.7         14.3%
Heating degree days - % warmer
   than normal                                 3.7         11.0         --             --
-------------------------------------------------------------------------------------------------


Temperatures based upon heating degree days during the 2000 twelve-month period were 3.7% warmer than normal but 8.6% colder than the prior-year period. Retail propane gallons sold were 1.7 million gallons lower as a slight decline in heating-related sales were virtually offset by higher motor fuel and PPX(R) sales. We estimate that 5 million to 10 million gallons of retail propane sales in the 1999 twelve-month period were a result of customers accelerating deliveries in advance of Y2K. Wholesale volumes of propane sold were higher in the 2000 twelve-month period due in large part to sales associated with propane product cost management activities.

Total revenues from retail propane sales increased $211.0 million due to significantly higher average propane selling prices. Wholesale propane revenues increased $104.7 million reflecting (1) a $65.2 million increase as a result of higher average wholesale prices and (2) a $39.5 million increase as a result of higher wholesale volumes sold. Nonpropane revenues in the 2000 twelve-month period were virtually unchanged as higher customer fees and PPX(R) cylinder sales revenues were offset by lower appliance and service revenue. Cost of sales increased $289.4 million reflecting the higher propane product costs and greater wholesale volumes.

Total margin increased $26.2 million due to (1) higher average retail unit margins and (2) greater volumes sold to higher margin PPX(R) customers. Unit margins late in the 2000 twelve-month period benefited from derivative hedging gains and favorably priced supply arrangements.

                             AMERIGAS PARTNERS, L.P.

EBITDA increased $17.6 million in the 2000 twelve-month period as the increase in total margin was partially offset by an $11.4 million increase in the Partnership's operating expenses. The higher operating expenses reflect incremental expenses from growth and operational initiatives, higher vehicle fuel and lease expenses, and greater uncollectible account expenses. Growth and operational initiatives include PPX(R), acquiring retail propane businesses, and developing and implementing more efficient methods of operating our core propane distribution business. Operating income increased $13.7 million reflecting the higher total margin partially offset by the higher operating expenses and greater depreciation and amortization expense principally associated with acquisitions.

Interest expense of the Partnership increased $8.9 million in the 2000 twelve-month period as a result of greater levels of long-term debt outstanding and higher interest expense on Bank Credit Agreement borrowings.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at December 31, 2000 totaled $892.7 million comprising $855.7 million of long-term debt (including current maturities of $64.4 million) and $37 million under its Revolving Credit Facility. Included in long-term debt outstanding at December 31, 2000 is $70 million of borrowings under the Operating Partnership's Acquisition Facility. We expect to refinance $58 million of maturing First Mortgage Notes in April 2001.

During the three months ended December 31, 2000, our working capital balances for accounts receivable, inventories and accounts payable increased significantly as a result of dramatic increases in the commodity price of propane.

In October 2000, the Partnership issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of $40.6 million were used to reduce Bank Credit Agreement indebtedness and for working capital purposes. The Common Units were issued under a shelf registration statement covering 9,000,000 Common Units filed with the SEC which was declared effective September 22, 2000.

During the three months ended December 31, 2000, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") for the quarter ended September 30, 2000. The MQD for the quarter ended December 31, 2000 will be paid on February 18, 2001 to holders of record on February 9, 2001. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors

                             AMERIGAS PARTNERS, L.P.

are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The Partnership's management believes that cash flow from operations, Bank Credit Agreement borrowings, and long-term debt issued to refinance maturing debt, will be sufficient to satisfy its liquidity needs, including the payment of the MQD, in fiscal 2001.

CASH FLOWS

Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the three months ended December 31, 2000 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $4.8 million during the three months ended December 31, 2000 compared with $26.6 million during the prior-year three-month period. Changes in operating working capital during the 2000 three-month period used $63.9 million of operating cash flow compared with $63.5 million in the prior year. Both years reflect significant increases in accounts receivable and to a lesser extent propane inventories (due to greater propane sales and higher propane product costs) partially offset by increases in accounts payable. Cash flow from operating activities before changes in operating working capital was $59.1 million in the three months ended December 31, 2000 compared with $36.8 million in the prior-year period reflecting the improved 2000 three-month period operating results.

INVESTING ACTIVITIES. We spent $8.9 million for property, plant and equipment (including maintenance capital expenditures of $4.4 million) during the three months ended December 31, 2000 compared with $5.2 million (including maintenance capital expenditures of $2.0 million) in the three months ended December 31, 1999. Included in the 2000 three-month period capital expenditures are $2.1 million of costs resulting from the Partnership's change in accounting method for customer tank installation costs (see Note 2 to Condensed Consolidated Financial Statements).

FINANCING ACTIVITIES. During the three-month periods ended December 31, 2000 and 1999, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. Notwithstanding the cash needed to fund a significant increase in working capital during the 2000 three-month period resulting from higher propane supply prices and colder weather, bank loans increased only $7 million due in large part to the use of $40.6 million of proceeds from the public offering of 2,300,000 Common Units and related General Partner contributions to pay down borrowings under the Bank Credit Agreement. During the 1999 three-month period, the Partnership borrowed $46 million under the Acquisition Facility relating to propane business and asset expenditures incurred in prior years.

                             AMERIGAS PARTNERS, L.P.

CHANGES IN ACCOUNTING

Effective October 1, 2000, we (1) adopted SFAS 133; (2) applied the guidance of SAB No. 101 entitled "Revenue Recognition" with respect to our nonrefundable tank fees; and (3) changed our method of accounting for costs to install Partnership-owned tanks at customer locations. The net effect of these accounting changes on prior periods resulted in a $12.5 million increase in net income for the quarter ended December 31, 2000 which amount is reflected on the Consolidated Statement of Operations as "cumulative effect of accounting changes."

The adoption of SFAS 133 resulted in a cumulative effect charge to net income of $0.7 million and a cumulative effect increase to accumulated other comprehensive income of $8.9 million which amount represents the fair value of derivative instruments qualifying and designated as cash flow hedges on October 1, 2000. Because our derivative instruments historically have been highly effective in hedging exposure to changes in cash flows associated with forecasted purchases or sales of propane, changes in the fair value of propane inventories, and changes in the risk-free rate of interest on forecasted issuances of debt, we do not expect SFAS 133 will have a material impact on our future results of operations. However, if such instruments are not deemed highly effective in the future, or if we use derivative instruments that do not meet the stringent requirements for hedge accounting under SFAS 133, future results could reflect greater volatility.

The adoption of SAB 101 resulted in a cumulative effect charge to net income of $6.0 million representing the impact on prior periods resulting from the application of SAB 101 as it relates to our method of recognizing revenue associated with nonrefundable fees for installed Partnership-owned tanks. Prior to October 1, 2000, such fees, which are generally received annually, were recorded as revenue when billed. In accordance with SAB 101, we now record such nonrefundable fees on a straight-line basis over one year. The adoption of this revenue recognition method is not expected to materially impact the Partnership's future financial condition or results of operations.

In order to more appropriately match the costs of installing Partnership-owned tanks at customer locations with the associated periods of benefit, we changed our method of accounting for tank installation costs. Previously, such costs were expensed as incurred. Effective October 1, 2000, such costs, net of billings, are capitalized and amortized using an accelerated method that reflects the attrition of the Partnership's customers. The change in accounting for tank installation costs resulted in a cumulative effect increase to net income of $19.2 million representing the impact on prior periods resulting from the accounting change. For a more detailed discussion of these accounting changes, see Note 2 to Condensed Consolidated Financial Statements.

SUBSEQUENT EVENT

On January 30, 2001, we signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208 million.

                             AMERIGAS PARTNERS, L.P.

The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155 million cash and approximately $53 million of AmeriGas Partners Common Units. The cash portion of the purchase price and transaction fees will be funded with approximately $55 million of long-term debt issued by AmeriGas Partners and approximately $108 million of first mortgage notes issued by the Operating Partnership. The transaction is subject to customary conditions, including regulatory approval, and is expected to close in March 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for propane and changes in interest rates.

Our profitability is sensitive to changes in propane supply costs, and we generally attempt to pass on increases in such costs to customers. There is no assurance, however, that we will be able to do so. In order to manage a portion of our propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Although we use derivative commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for trading purposes. We attempt to minimize our credit risk with our counterparties through the application of credit policies.

We have market risk exposure from changes in interest rates on borrowings under the Operating Partnership's Bank Credit Agreement. This agreement has interest rates on borrowings that are indexed to short-term market interest rates. At December 31, 2000, borrowings outstanding under this facility totaled $107 million. Based upon average borrowings under this agreement during Fiscal 2000, an increase in interest rates of 100 basis points (1%) would have increased interest expense on an annual basis by $0.9 million. We also use fixed-rate long-term debt as a source of capital. As these fixed-rate long-term debt issues mature, we intend to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.

                             AMERIGAS PARTNERS, L.P.

The following table summarizes the fair value of our market risk sensitive derivative instruments at December 31, 2000. It also includes the change in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

                                             Fair                   Change in
                                             Value                  Fair Value
---------------------------------------------------------------------------------
                                                (Millions of dollars)
December 31, 2000:
    Propane commodity price risk            $18.4                     $(7.5)
    Interest rate risk                       (0.5)                     (6.2)
---------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                    18   Letter re: change in accounting principles

                  27.1  Financial Data Schedule of AmeriGas Partners, L.P.

                  27.2  Financial Data Schedule of AmeriGas Finance Corp.

         (b) AmeriGas Partners, L.P. filed three Current Reports on Form 8-K during the fiscal quarter ended December 31, 2000. The Reports were as follows:


                   Date       Item Number(s)         Content
                   ----       --------------         -------
                  9-30-00        5, 7                Second Amended and Restated Agreement
                                                     of Limited Partnership of AmeriGas
                                                     Partners, L.P. dated as of September 30,
                                                     2000

                  10-11-00       5, 7                Underwriting Agreement dated October 11,
                                                     2000

                  11-10-00          5                Advance notice of webcast of regular
                                                     earnings conference call

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                      AmeriGas Partners, L.P.
                                     ----------------------------
                                          (Registrant)
                                     By: AmeriGas Propane, Inc.,
                                         as General Partner



Date:  February 12, 2001             By: /s/ Martha B. Lindsay
                                     ----------------------------
                                     Martha B. Lindsay
                                     Vice President - Finance
                                     and Chief Financial Officer



                                     By: /s/ Richard R. Eynon
                                     ----------------------------
                                     Richard R. Eynon
                                     Controller and Chief Accounting Officer


                                      AmeriGas Finance Corp.
                                     ----------------------------
                                          (Registrant)


Date:  February 12, 2001             By: /s/ Martha B. Lindsay
                                     ----------------------------
                                     Martha B. Lindsay
                                     Vice President - Finance
                                     and Chief Financial Officer



                                     By: /s/ Richard R. Eynon
                                     ----------------------------
                                     Richard R. Eynon
                                     Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


     Exhibit No.                        Description
     -----------                        -----------
           18           Letter re: change in accounting principles

         27.1           Financial Data Schedule of AmeriGas Partners, L.P.

         27.2           Financial Data Schedule of AmeriGas Finance Corp.