Form 10-Q
period 2001-03-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP
filed 2001-05-15
CIK 932628, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At April 30, 2001, the registrants had units and shares of common stock outstanding as follows:

                AmeriGas Partners, L.P. - 34,404,286 Common Units
                                           9,891,072 Subordinated Units
                AmeriGas Finance Corp. - 100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                            PAGES
  PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of March 31, 2001,
                  September 30, 2000 and March 31, 2000                                                       1

                Condensed Consolidated Statements of Operations for the three, six
                  and twelve months ended March 31, 2001 and 2000                                             2

                Condensed Consolidated Statements of Cash Flows for the six
                  and twelve months ended March 31, 2001 and 2000                                             3

                Condensed Consolidated Statement of Partners' Capital for the
                  six months ended March 31, 2001                                                             4

                Notes to Condensed Consolidated Financial Statements                                       5 - 10

             AmeriGas Finance Corp.

                Balance Sheets as of March 31, 2001 and September 30, 2000                                   11

                Note to Balance Sheets                                                                       12

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                      13 - 20

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    20 - 21

PART II  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                                22

    Signatures                                                                                               23

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)




                                                                                         March 31,      September 30,     March 31,
                                                                                           2001              2000            2000
                                                                                        ----------       ----------       ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $   13,909       $   10,795       $    4,285
     Accounts receivable (less allowances for doubtful accounts
         of  $11,240, $6,529 and $7,243, respectively)                                     194,009           97,376          123,380
     Inventories                                                                            67,534           65,489           50,855
     Prepaid expenses and other current assets                                              15,477           15,185           15,279
                                                                                        ----------       ----------       ----------
         Total current assets                                                              290,929          188,845          193,799

Property, plant and equipment (less accumulated depreciation and
     amortization of $323,855, $277,790 and $257,524, respectively)                        449,205          436,119          430,845
Intangible assets (less accumulated amortization of $201,472
     $188,655 and $177,308, respectively)                                                  609,677          621,920          607,936
Other assets                                                                                11,073           11,336           11,791
                                                                                        ----------       ----------       ----------
         Total assets                                                                   $1,360,884       $1,258,220       $1,244,371
                                                                                        ==========       ==========       ==========



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                               $   65,781       $   64,512       $   16,821
     Bank loans                                                                             17,000           30,000            5,000
     Accounts payable - trade                                                               92,679           73,786           61,698
     Accounts payable - related parties                                                      2,795            3,001            3,603
     Other current liabilities                                                              83,020           95,714           74,293
                                                                                        ----------       ----------       ----------
         Total current liabilities                                                         261,275          267,013          161,415

Long-term debt                                                                             788,376          792,722          784,021
Other noncurrent liabilities                                                                38,311           39,927           39,719

Commitments and contingencies (note 4)

Minority interest                                                                            3,744            2,587            3,602

Partners' capital                                                                          269,178          155,971          255,614
                                                                                        ----------       ----------       ----------
         Total liabilities and partners' capital                                        $1,360,884       $1,258,220       $1,244,371
                                                                                        ==========       ==========       ==========



See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)




                                              Three Months Ended            Six Months Ended              Twelve Months Ended
                                                   March 31,                    March 31,                      March 31,
                                          --------------------------    --------------------------    --------------------------
                                              2001           2000           2001           2000          2001           2000
                                          -----------    -----------    -----------    -----------    -----------    -----------
Revenues:
     Propane                              $   534,643    $   366,225    $   940,003    $   636,043    $ 1,326,927    $   924,762
     Other                                     22,809         22,651         49,917         53,881         93,125         94,988
                                          -----------    -----------    -----------    -----------    -----------    -----------
                                              557,452        388,876        989,920        689,924      1,420,052      1,019,750
                                          -----------    -----------    -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of sales - propane                  334,743        205,957        588,295        350,650        824,550        490,829
     Cost of sales - other                      8,682          9,403         19,905         23,404         37,877         40,670
     Operating and administrative
      expenses                                102,203         92,032        195,975        181,536        357,159        338,841
     Depreciation and amortization             18,403         16,475         36,706         32,746         71,341         65,602
     Other income, net                         (1,259)        (2,236)        (2,482)        (3,377)        (7,638)        (6,765)
                                          -----------    -----------    -----------    -----------    -----------    -----------
                                              462,772        321,631        838,399        584,959      1,283,289        929,177
                                          -----------    -----------    -----------    -----------    -----------    -----------

Operating income                               94,680         67,245        151,521        104,965        136,763         90,573
Interest expense                              (19,855)       (18,035)       (39,844)       (36,015)       (78,593)       (69,527)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Income before income taxes                     74,825         49,210        111,677         68,950         58,170         21,046
Income tax benefit                                460            323            405              5            415             68
Minority interest                                (788)          (526)        (1,185)          (749)          (698)          (319)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Income before accounting changes               74,497         49,007        110,897         68,206         57,887         20,795
Cumulative effect of accounting changes          --             --           12,494           --           12,494           --
                                          -----------    -----------    -----------    -----------    -----------    -----------
Net income                                $    74,497    $    49,007    $   123,391    $    68,206    $    70,381    $    20,795
                                          ===========    ===========    ===========    ===========    ===========    ===========


General partner's interest in net income  $       745    $       490    $     1,234    $       682    $       704    $       208
                                          ===========    ===========    ===========    ===========    ===========    ===========
Limited partners' interest in
     net income                           $    73,752    $    48,517    $   122,157    $    67,524    $    69,677    $    20,587
                                          ===========    ===========    ===========    ===========    ===========    ===========
Income per limited partner unit -
     basic and diluted:
  Income before accounting changes        $      1.67    $      1.16    $      2.49    $      1.61    $      1.33    $      0.49
  Cumulative effect of accounting
     changes                                     --             --             0.28           --             0.29           --
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Net income                              $      1.67    $      1.16    $      2.77    $      1.61    $      1.62    $      0.49
                                          ===========    ===========    ===========    ===========    ===========    ===========
Average limited partner units
  outstanding - basic and diluted
  (thousands)                                  44,295         41,969         44,076         41,969         43,020         41,958
                                          ===========    ===========    ===========    ===========    ===========    ===========

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                             Six Months Ended                Twelve Months Ended
                                                                                  March 31,                       March 31,
                                                                          -------------------------       -------------------------
                                                                            2001             2000            2001             2000
                                                                          ---------       ---------       ---------       ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                           $ 123,391       $  68,206       $  70,381       $  20,795
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Cumulative effect of accounting changes                         (12,494)           --           (12,494)           --
            Depreciation and amortization                                    36,706          32,746          71,341          65,602
            Other, net                                                        2,665           1,037            (229)         (3,577)
                                                                          ---------       ---------       ---------       ---------
                                                                            150,268         101,989         128,999          82,820
            Net change in:
                Accounts receivable                                        (102,237)        (58,710)        (77,366)        (32,739)
                Inventories and prepaid propane purchases                    (2,023)          5,987         (15,717)        (12,020)
                Accounts payable                                             18,687          14,420          30,173          23,435
                Other current assets and liabilities                        (21,134)        (25,726)          1,022         (18,909)
                                                                          ---------       ---------       ---------       ---------
         Net cash provided  by operating activities                          43,561          37,960          67,111          42,587
                                                                          ---------       ---------       ---------       ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                         (18,761)        (12,858)        (36,330)        (28,073)
     Proceeds from disposals of assets                                        1,927           1,801           7,530           5,215
     Acquisitions of businesses, net of cash acquired                          (147)        (14,833)        (40,954)        (15,763)
                                                                          ---------       ---------       ---------       ---------
         Net cash used by investing activities                              (16,981)        (25,890)        (69,754)        (38,621)
                                                                          ---------       ---------       ---------       ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                                          (49,218)        (46,633)        (95,851)        (93,221)
     Minority interest activity                                                (139)           (528)           (666)         (1,036)
     Increase (decrease) in bank loans                                      (13,000)        (17,000)         12,000            --
     Issuance of long-term debt                                                --           126,000          70,000         149,000
     Repayment of long-term debt                                             (1,352)        (70,014)        (13,459)        (70,893)
     Proceeds from Common Unit offering                                      39,836            --            39,836            --
     Capital contributions from General Partner                                 407            --               407              16
                                                                          ---------       ---------       ---------       ---------
         Net cash provided (used) by financing activities                   (23,466)         (8,175)         12,267         (16,134)
                                                                          ---------       ---------       ---------       ---------

Cash and cash equivalents increase (decrease)                             $   3,114       $   3,895       $   9,624       $ (12,168)
                                                                          =========       =========       =========       =========

CASH  AND  CASH  EQUIVALENTS:
     End of period                                                        $  13,909       $   4,285       $  13,909       $   4,285
     Beginning of period                                                     10,795             390           4,285          16,453
                                                                          ---------       ---------       ---------       ---------
         Increase (decrease)                                              $   3,114       $   3,895       $   9,624       $ (12,168)
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

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)


                                                                                                           Accumulated
                                                Number of units                                               other          Total
                                          ------------------------                             General    comprehensive   partners'
                                           Common     Subordinated     Common   Subordinated   partner    income (loss)    capital
                                          ----------  ------------   ---------- ------------   -------    -------------   ---------
BALANCE SEPTEMBER 30, 2000                32,078,293    9,891,072    $ 118,872   $  35,542     $ 1,557    $         -     $ 155,971

   Net income                                                           94,742      27,415       1,234                      123,391
   Cumulative effect of change in
     accounting principle - SFAS No. 133                                                                        8,921         8,921
   Net gain on derivative
     instruments                                                                                               13,988        13,988
   Reclassification adjustments                                                                               (24,576)      (24,576)
                                                                                                           ----------      --------
   Comprehensive income                                                                                        (1,667)      121,724

   Distributions                                                       (37,846)    (10,880)       (492)                     (49,218)

   Common Units issued in connection
     with public offering                  2,300,000                    39,836                     402                       40,238

   Common Units issued in connection
     with acquisition                         25,993                       458                       5                          463
                                          ----------  ------------   ---------- ------------   -------    -------------   ---------
BALANCE MARCH 31, 2001                    34,404,286    9,891,072    $ 216,062   $  52,077     $ 2,706    $    (1,667)    $ 269,178
                                          ==========    =========    =========   =========     =======    ============    =========



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

     Comprehensive income, which comprises net income and other comprehensive income, for the three and six months ended March 31, 2001 was $51,915 and $121,724, respectively. Other comprehensive loss of $22,582 in the three months ended March 31, 2001 is principally a result of the reclassification of derivative hedge gains to net income. The Partnership's comprehensive income in the three and six months ended March 31, 2000 was the same as its net income.

2.   CHANGES IN ACCOUNTING

     Effective October 1, 2000, we (1) adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"); (2) applied the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to our nonrefundable tank fees; and (3) changed our method of accounting for costs to install Partnership-owned tanks at customer locations. These accounting changes are further described below.

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

     In accordance with our propane price risk management policy, we use derivative instruments, including price swap and option contracts, to manage the cost of a portion of our forecasted purchases of propane and to manage market risk associated with propane storage inventories. These derivative instruments generally qualify and are designated as cash flow or fair value hedges. The fair values of these derivative instruments are affected by changes in propane product prices. In addition to these derivative instruments, we may also enter into contracts for the forward purchase of propane as well as fixed price supply agreements to manage propane market price risk. These contracts qualify for the normal purchases and normal sales exception of SFAS 133 and therefore are not adjusted to fair value.

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

     Gains and losses included in accumulated other comprehensive income at March 31, 2001 relating to cash flow hedges will be reclassified into net income when (1) the forecasted purchase of propane subject to the hedges impacts net income and (2) interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. Virtually all of the net loss included in accumulated other comprehensive loss at March 31, 2001 hedges interest rate risk associated with forecasted issuances of ten-year debt. Accordingly, this loss will be reflected in interest expense over ten years. The actual amount of derivative gains or losses that will ultimately be reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in other current assets, other current liabilities and other noncurrent liabilities in the March 31, 2001 Condensed Consolidated Balance Sheet.

     (2) REVENUE RECOGNITION

     In order to comply with the provisions of SAB 101, effective October 1, 2000 we changed our method of accounting for annually billed nonrefundable tank fees. Historically, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenue from such fees are being recorded on a straight-line basis over one year. Accordingly, on October 1, 2000, we recorded a charge of $5,984 representing the cumulative effect of the change in accounting method on prior years. The change in accounting method for nonrefundable tank fees did not have a material impact on reported revenues in fiscal 2001 and would not have materially impacted revenues in periods prior to the change. At March 31, 2001, the deferred revenue balance relating to nonrefundable tank fees was $6,166.

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

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



     The effect on net income from the change in accounting for tank installation costs during the three and six months ended March 31, 2001 was not material.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND PRO FORMA DISCLOSURE

     The cumulative effect impact reflected on the Consolidated Statements of Operations and related per unit (basic and diluted) amounts resulting from the above changes in accounting principles comprise the following:


--------------------------------------------------------------------------------
                                   Cumulative               Cumulative Effect Per
                                     Effect                  Limited Partner Unit
--------------------------------------------------------------------------------
SFAS No. 133                        $   (736)                      $  (0.02)
Revenue recognition                   (5,984)                         (0.14)
Tank installation costs               19,214                           0.44
--------------------------------------------------------------------------------
  Total                             $ 12,494                       $   0.28
--------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



         The following table reflects pro forma net income and net income per limited partner unit after applying retroactively the changes in accounting for tank installation costs and nonrefundable tank fees:

     --------------------------------------------------------------------------------------
                                                                     AS              AS
                                                                   REPORTED        ADJUSTED
     --------------------------------------------------------------------------------------
     TWELVE MONTHS ENDED MARCH 31, 2001:
      Net income                                                   $57,887          $57,175
      Income per limited partner unit - basic and diluted          $  1.33          $  1.32

     THREE MONTHS ENDED MARCH 31, 2000:
      Net income                                                   $49,007          $49,600
      Income per limited partner unit - basic and diluted          $  1.16          $  1.17

     SIX MONTHS ENDED MARCH 31, 2000:
      Net income                                                   $68,206          $68,711
      Income per limited partner unit - basic and diluted          $  1.61          $  1.62

     TWELVE MONTHS ENDED MARCH 31, 2000:
      Net income                                                   $20,795          $20,901
      Income per limited partner unit - basic and diluted          $  0.49          $  0.50
     --------------------------------------------------------------------------------------

3.   RELATED PARTY TRANSACTIONS

     In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. and the Second Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $57,208, $112,585 and $201,249 during the three, six and twelve months ended March 31, 2001, respectively, and $52,677, $104,246 and $192,405 during the three, six and twelve months ended March 31, 2000, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,341, $2,478 and $4,556 during the three, six and twelve months ended March 31, 2001, respectively, and $1,474, $1,907 and $4,636 during the three, six and twelve months ended March 31, 2000, respectively.

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

5.   ISSUANCE OF COMMON UNITS

     In October 2000, we issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of approximately $40,600 were used to reduce Bank Credit Agreement indebtedness and for working capital purposes. The Common Units were issued under a shelf registration statement covering 9,000,000 Common Units filed with the SEC which was declared effective on September 22, 2000.

6.   AGREEMENT TO PURCHASE COLUMBIA PROPANE

     On January 30, 2001, we signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208,000, subject to a working capital adjustment. The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155,000 cash and approximately $53,000 of AmeriGas Partners Common Units. The cash portion of the purchase price and related fees and expenses will be funded with approximately $165,000 of long-term debt to be issued by AmeriGas Partners. The transaction is complex, and negotiations to complete the transaction are ongoing. Although no assurance can be given, we currently expect that the transaction will close during the third fiscal quarter of 2001.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)




                                                                 March 31,    September 30,
                                                                  2001            2000
                                                                  ----            ----
ASSETS
      Cash                                                       $1,000         $1,000
                                                                 ------         ------
           Total assets                                          $1,000         $1,000
                                                                 ======         ======

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                $    1         $    1
      Additional paid-in capital                                    999            999
                                                                 ------         ------
           Total stockholder's equity                            $1,000         $1,000
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

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                            AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 2001 ("2001 three-month period") with the three months ended March 31, 2000 ("2000 three-month period"); (2) the six-months ended March 31, 2001 ("2001 six-month period") with the six-months ended March 31, 2000 ("2000 six-month period"); and (3) the twelve months ended March 31, 2001 ("2001 twelve-month period") with the twelve months ended March 31, 2000 ("2000 twelve-month period"). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            2001              2000                 Increase
------------------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
      Retail                                            287.9              266.8           21.1        7.9%
 Wholesale                                              132.4               86.6           45.8       52.9%
                                                       ------            -------        -------
                                                        420.3              353.4           66.9       18.9%
                                                       ======            =======        =======
Revenues:
      Retail propane                                   $430.6             $313.5        $ 117.1       37.4%
      Wholesale propane                                 104.0               52.7           51.3       97.3%
      Other                                              22.8               22.7            0.1        0.4%
                                                       ------            -------        -------
                                                       $557.4            $ 388.9        $ 168.5       43.3%
                                                       ======            =======        =======


Total margin                                           $214.0            $ 173.5         $ 40.5       23.3%
EBITDA (a)                                             $113.1            $  83.7         $ 29.4       35.1%
Operating income                                       $ 94.7            $  67.2         $ 27.5       40.9%
Heating degree days - % colder (warmer) than
   normal (b)                                            (0.8)             (15.4)              -       -
------------------------------------------------------------------------------------------------------------

(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the U.S.

(b) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.

                             AMERIGAS PARTNERS, L.P.


Based upon national heating degree day data, temperatures in the 2001 three-month period were 0.8% warmer than normal compared to weather that was 15.4% warmer than normal in the prior-year period. Retail volumes of propane sold increased 21.1 million gallons (7.9%) primarily as a result of the colder weather and the impact of fiscal 2000 acquisitions partially offset by customer conservation and fuel switching resulting from higher 2001-period fuel bills. Wholesale volumes increased 45.8 million gallons (52.9%) principally due to greater sales associated with product cost management activities.

Total revenues from retail propane sales increased $117.1 million reflecting (1) a $92.3 million increase as a result of higher average selling prices and (2) a $24.8 million increase as a result of the higher volumes sold. Wholesale propane revenues increased $51.3 million reflecting (1) a $27.8 million increase as a result of higher wholesale volumes sold and (2) $23.5 million due to higher average wholesale selling prices. The higher retail and wholesale selling prices resulted from higher propane supply costs during the quarter. Other revenues in the 2001 three-month period were virtually unchanged from the prior year as a decrease in revenues from appliance sales and service was offset by higher tank fee revenues resulting from the change in accounting for such fees. Cost of sales in the 2001 three-month period increased $128.1 million reflecting higher propane supply prices and the greater retail and wholesale volumes sold.

Total margin increased $40.5 million (23.3%) reflecting higher average retail unit margins and higher retail volumes. The benefits of derivative hedge instruments and favorably priced supply arrangements during this period of rapidly escalating product costs and market volatility resulted in the Partnership recording higher than normal unit margins while maintaining competitive prices.

The significant increase in EBITDA and operating income in the 2001 three-month period resulted from the higher total margin. Operating and administrative expenses of the Partnership were $102.2 million in the 2001 three-month period compared with $92.0 million in the prior year which includes $1.6 million of tank installation costs. In the current year, these costs are being capitalized in accordance with the Partnership's change in accounting principle. Adjusting for such costs in the prior year, operating and administrative expenses increased $11.8 million. The increase in operating and administrative expenses resulted from (1) higher distribution expenses including higher vehicle fuel and maintenance expenses; (2) higher overtime and incentive compensation costs; (3) an increase in uncollectible customer accounts expense due to significantly higher customer accounts receivable balances; and (4) the impact on operating expenses of acquisitions made in fiscal 2000.

The Partnership's interest expense for the 2001 three-month period increased $1.8 million due principally to higher levels of long-term debt outstanding and, to a lesser extent, higher average Revolving Credit Agreement borrowings.

                            AMERIGAS PARTNERS, L.P.


2001 SIX-MONTH PERIOD COMPARED WITH 2000 SIX-MONTH PERIOD

-------------------------------------------------------------------------------------------------------------------
                                                                                                 Increase
Six Months Ended March 31,                                 2001             2000                (Decrease)
-------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
     Retail                                               544.9              500.5           44.4            8.9%
     Wholesale                                            221.4              143.2           78.2           54.6%
                                                         ------             ------         ------
                                                          766.3              643.7          122.6           19.0%
                                                          =====              =====          =====

Revenues:
     Retail propane                                      $768.3             $553.9          214.4           38.7%
     Wholesale propane                                    171.7               82.1           89.6          109.1%
     Other                                                 49.9               53.9           (4.0)          (7.4)%
                                                         ------             ------         ------
                                                         $989.9             $689.9         $300.0           43.5%
                                                         ======             ======         ======

Total margin                                             $381.7             $315.9          $65.8           20.8%
EBITDA                                                   $188.2             $137.7          $50.5           36.7%
Operating income                                         $151.5             $105.0          $46.5           44.3%
Heating degree days - % colder  (warmer) than
   normal                                                   5.2              (14.8)             -               -
-------------------------------------------------------------------------------------------------------------------

Temperatures in the 2001 six-month period were 5.2% colder than normal compared to weather that was 14.8% warmer than normal in the prior-year six-month period. Retail volumes of propane sold increased 44.4 million gallons (8.9%) primarily as a result of the colder weather and, to a lesser extent, acquisitions completed in fiscal 2000. Wholesale volumes totaled 221.4 million gallons, an increase of 78.2 million gallons, principally reflecting higher sales associated with product cost management activities.

Total revenues from retail propane sales increased $214.4 million reflecting (1) a $165.3 million increase as a result of higher average selling prices and (2) $49.1 million as a result of the higher retail volumes sold. Wholesale propane revenues increased $89.6 million reflecting (1) a $44.8 million increase as a result of higher average selling prices and (2) $44.8 million as a result of the higher wholesale volumes sold. The higher retail and wholesale selling prices resulted from higher propane supply costs. Other revenues decreased $4.0 million in the 2001 six-month period primarily reflecting lower revenues from appliance sales and service and the impact of the change in accounting for tank installation costs on tank installation revenue. Cost of sales in the 2001 six-month period increased $234.1 million as a result of higher propane product costs and the greater retail and wholesale volumes sold.

Total margin increased $65.8 million in the 2001 six-month period reflecting the impact of higher average retail unit margins and the higher retail volumes sold. The benefits of derivative hedge instruments and favorably priced supply arrangements during this period of rapidly escalating

                            AMERIGAS PARTNERS, L.P.


product costs and market volatility resulted in the Partnership recording higher than normal retail unit margins during the 2001 six-month period while maintaining competitive prices.

The increase in EBITDA and operating income during the 2001 six-month period principally resulted from the increase in total margin. Operating and administrative expenses of the Partnership were $196.0 million in the 2001 six-month period compared to $181.5 million in the prior year which includes $4.8 million of costs associated with the installation of Partnership-owned tanks. In the 2001 six-month period, such costs were capitalized in accordance with the Partnership's change in accounting principle. Adjusting for these costs in the prior-year period, operating and administrative expenses increased $19.3 million principally reflecting (1) higher distribution expenses including vehicle fuel and maintenance costs; (2) higher overtime and incentive compensation costs; (3) higher required reserves for uncollectible accounts; and
(4) growth-related expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in fiscal 2000. Depreciation and amortization expense increased $4.0 million reflecting $2.1 million of depreciation associated with tank installation costs and depreciation and amortization resulting from fiscal 2000 acquisitions.

The Partnership's interest expense for the 2001 six-month period increased $3.8 million primarily as a result of higher levels of long-term debt outstanding.

2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

------------------------------------------------------------------------------------------------------------------
                                                                                                 Increase
Twelve Months Ended March 31,                               2001             2000                (Decrease)
------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
     Retail                                                815.6             778.2            37.4            4.8%
     Wholesale                                             336.2             218.9           117.3           53.6%
                                                        --------         ---------          ------
                                                         1,151.8             997.1           154.7           15.5%
                                                        ========         =========          ======

Revenues:
     Retail propane                                     $1,084.7           $ 810.5          $274.2           33.8%
     Wholesale propane                                     242.3             114.2           128.1          112.2%
     Other                                                  93.1              95.1            (2.0)          (2.1)%
                                                        --------         ---------          ------
                                                        $1,420.1         $ 1,019.8          $400.3           39.3%
                                                        ========         =========          ======


Total margin                                              $557.6         $   488.3           $69.3           14.2%
EBITDA                                                    $208.1         $   156.2           $51.9           33.2%
Operating income                                          $136.8         $    90.6           $46.2           51.0%
Heating degree days - % colder  (warmer) than
   normal                                                    3.5             (13.2)              -              -
------------------------------------------------------------------------------------------------------------------

                            AMERIGAS PARTNERS, L.P.


Temperatures based upon heating degree days during the 2001 twelve-month period were 3.5% colder than normal compared to weather that was 13.2% warmer than normal in the prior year. Retail propane gallons sold increased mainly due to higher residential heating, commercial and industrial gallons resulting from the colder weather and the impact of acquisitions. Wholesale volume increased 117.3 million gallons (53.6%) primarily as a result of product cost management activities.

Total revenues from retail propane sales increased $274.2 million reflecting (1) a $235.2 million increase as a result of higher selling prices and (2) $39.0 million as a result of the higher retail gallons sold. The increase in wholesale revenues includes an increase of (1) $66.9 million from higher average selling prices and (2) $61.2 million from the greater wholesale volumes. Other revenues in the 2001 twelve-month period were slightly lower as higher hauling, tank fees and other customer fees were more than offset by lower appliance sales and service revenue and the absence of customer tank installation revenue resulting from the change in accounting for tank installation costs. Cost of sales increased as a result of the higher propane costs and greater volumes sold.

Total margin increased $69.3 million due to higher average retail unit margins and greater retail volumes sold. Unit margins in the 2001 twelve-month period benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

EBITDA increased $51.9 million in the 2001 twelve-month period as the increase in total margin was partially offset by higher operating and administrative costs. The 2001 twelve-month period operating expenses reflect (1) greater distribution expenses including vehicle fuel and maintenance costs; (2) higher overtime and incentive compensation costs; (3) increased uncollectible accounts expense; and (4) growth-related expenses associated with PPX(R) and acquisitions. Operating income increased $46.2 million reflecting the higher EBITDA offset by an increase in depreciation and amortization expense associated with acquisitions and tank installation costs.

Interest expense of the Partnership increased $9.1 million principally as a result of greater levels of long-term debt outstanding and higher interest expense on Bank Credit Agreement borrowings.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at March 31, 2001 totaled $871.2 million comprising $854.2 million of long-term debt (including current maturities of $65.8 million) and $17 million under its Revolving Credit Facility. Included in long-term debt outstanding at March 31, 2001 is $70 million of Acquisition Facility borrowings.

In October 2000, the Partnership issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner were used to reduce Bank Credit Agreement indebtedness and for working capital purposes. The

                            AMERIGAS PARTNERS, L.P.

Common Units were issued under a shelf registration statement covering 9,000,000 Common Units filed with the SEC which was declared effective September 22, 2000.

On April 4, 2001, subsequent to the end of the quarter, AmeriGas Partners issued $60 million face value of 10% Senior Notes due April 2006. The proceeds of these notes were contributed to the Operating Partnership and used to (1) repay revolving loans under the Operating Partnership's bank credit facilities and (2) to fund a portion of the scheduled April 2001 $58 million principal repayment on the Operating Partnership's First Mortgage Notes.

During the six months ended March 31, 2001, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarters ended September 30, 2000 and December 31, 2000. The MQD for the quarter ended March 31, 2001 will be paid on May 18, 2001 to holders of record on May 8, 2001 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The Partnership's management believes that cash flow from operations, Bank Credit Agreement borrowings, and long-term debt issued to refinance maturing debt, will be sufficient to satisfy its liquidity needs, including the payment of the MQD, in fiscal 2001.

The Partnership's ability to attain the cash-based performance and distribution requirements necessary to convert the 9,891,072 Subordinated Units held by the General Partner depends upon a number of factors, including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to the historical "look-back" provisions of the conversion test, the Partnership cannot satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending June 30, 2002.

CASH FLOWS

Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters of the Partnership when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the six months ended March 31, 2001 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $43.6 million during the six-months ended March 31, 2001 compared with $38.0 million during the prior-year six-month period. Changes in operating working capital during the 2001 six-month period used $106.7 million of operating cash flow compared with $64.0 million in the prior year. Changes in working capital in the 2001 six-month period included a significant increase in accounts receivable and to a lesser extent propane inventories due to greater propane sales and higher propane product costs. Cash flow from operating activities

                            AMERIGAS PARTNERS, L.P.


before changes in operating working capital was $150.3 million in the six months ended March 31, 2001 compared with $102.0 million in the prior-year period reflecting the improved 2001 six-month period operating results.

INVESTING ACTIVITIES. We spent $18.8 million for property, plant and equipment (including maintenance capital expenditures of $9.4 million) during the six-months ended March 31, 2001 compared with $12.9 million (including maintenance capital expenditures of $4.0 million) in the six-months ended March 31, 2000. Included in the 2001 six-month period capital expenditures are $3.2 million of costs resulting from the Partnership's change in accounting method for customer tank installation costs (see Note 2 to Condensed Consolidated Financial Statements).

FINANCING ACTIVITIES. During the six-month periods ended March 31, 2001 and 2000, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. Notwithstanding the cash needed to fund a significant increase in working capital during the 2001 six-month period resulting from higher propane supply prices and colder weather, we were able to reduce our bank loans $13 million due in large part to the use of $40.6 million of proceeds from the public offering of 2,300,000 Common Units and related General Partner contributions to pay down borrowings under the Bank Credit Agreement. During the 2000 six-month period, the Operating Partnership borrowed $46 million under the Acquisition Facility and subsequently repaid all Acquisition Facility borrowings, totaling $69 million, with the proceeds from an $80 million issuance of First Mortgage Notes.

CHANGES IN ACCOUNTING

Effective October 1, 2000, we (1) adopted SFAS 133; (2) applied the guidance of SAB No. 101 entitled "Revenue Recognition" with respect to our nonrefundable tank fees; and (3) changed our method of accounting for costs to install Partnership-owned tanks at customer locations. The net effect of these accounting changes on prior periods resulted in a $12.5 million increase in net income for the six-months ended December 31, 2000 which amount is reflected on the Consolidated Statement of Operations as "cumulative effect of accounting changes."

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

                            AMERIGAS PARTNERS, L.P.


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

AGREEMENT TO PURCHASE COLUMBIA PROPANE

On January 30, 2001, we signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208 million, subject to a working capital adjustment. The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155 million cash and approximately $53 million of AmeriGas Partners Common Units. The cash portion of the purchase price and related fees and expenses will be funded with approximately $165 million of long-term debt to be issued by AmeriGas Partners. The transaction is complex, and negotiations to complete the transaction are ongoing. Although no assurance can be given, we currently expect that the transaction will close during the third fiscal quarter of 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for propane and changes in interest rates.

Our profitability is sensitive to changes in propane supply costs, and we generally attempt to pass on increases in such costs to customers. There is no assurance, however, that we will be able to do so. In order to manage a portion of our propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Although we use derivative commodity instruments to reduce market price risk associated with forecasted transactions and propane storage inventories, we do not use derivative financial and commodity instruments for trading purposes. We attempt to minimize our credit risk with our counterparties through the application of credit policies.

                            AMERIGAS PARTNERS, L.P.

We have market risk exposure from changes in interest rates on borrowings under the Operating Partnership's Bank Credit Agreement. This agreement has interest rates on borrowings that are indexed to short-term market interest rates. At March 31, 2001, borrowings outstanding under this facility totaled $87 million. Based upon average borrowings under this agreement during Fiscal 2000, an increase in interest rates of 100 basis points (1%) would have increased interest expense on an annual basis by $0.9 million. We also use fixed-rate long-term debt as a source of capital. As these fixed-rate long-term debt issues mature, we intend to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.


The following table summarizes the fair value of our market risk sensitive derivative instruments at March 31, 2001. It also includes the change in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:


--------------------------------------------------------------------------------
                                    Fair                              Change in
                                    Value                             Fair Value
-------------------------------------------------------------------------------
                                              (Millions of dollars)
March 31, 2001:
  Propane commodity price risk    $  (0.1)                            $  (2.5)
  Interest rate risk                 (1.7)                               (8.0)
--------------------------------------------------------------------------------

                            AMERIGAS PARTNERS, L.P.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

     10.1 Purchase Agreement by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc., dated as of January 30, 2001

     (b) AmeriGas Partners, L.P. filed two Current Reports on Form 8-K during the fiscal quarter ended March 31, 2001:

          Date      Item Number(s)      Content
          ----      --------------      -------
         1/11/01       5 & 7            Advance notice of webcast of regular
                                        earnings conference call

         1/31/01       5 & 7            Announcement of execution of definitive
                                        agreement to purchase the retail propane
                                        businesses of Columbia Energy Group

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                          AmeriGas Partners, L.P.
                                         --------------------------
                                                   (Registrant)
                                         By:      AmeriGas Propane, Inc.,
                                                  as General Partner



Date:  May 14, 2001                      By:      /s/ Martha B. Lindsay
-------------------                      ---------------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer



                                         By:      /s/ Richard R. Eynon
                                         ---------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer



                                          AmeriGas Finance Corp.
                                         ------------------------
                                                   (Registrant)



Date:  May 14, 2001                      By:      /s/ Martha B. Lindsay
-------------------                      ---------------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer



                                         By:      /s/ Richard R. Eynon
                                         ---------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                            AMERIGAS PARTNERS, L.P.

                                 EXHIBIT INDEX



     10.1 Purchase Agreement by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. dated as of January 30, 2001.