Form 10-K405
period 2001-09-30
AMERIGAS PARTNERS LP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP; AP EAGLE FINANCE CORP
filed 2001-12-21
CIK 932628, 1161869, 945792, 1161868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                         Commission file number 1-13692
                       Commission file number 33-92734-01
                       Commission file number 333-72986-02
                       Commission file number 333-72986-01

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
                          AMERIGAS EAGLE FINANCE CORP.
                             AP EAGLE FINANCE CORP.
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

           Delaware                                     23-2787918
           Delaware                                     23-2800532
           Delaware                                     23-3074434
           Delaware                                     23-3077318

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

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on November 30, 2001 was approximately $534,795,272. At November 30, 2001, there were outstanding 37,111,239 Common Units and 9,891,072 Subordinated Units, each representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 2001 are incorporated by reference in Part II of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I                   BUSINESS                                                                       PAGE
        Items 1 and 2    Business and Properties......................................................    2

        Item 3           Legal Proceedings............................................................   11

        Item 4           Submission of Matters to a Vote of Security Holders..........................   11

PART II                  SECURITIES AND FINANCIAL INFORMATION

        Item 5           Market for Registrant's Common Equity and Related Security Holder Matters....   12

        Item 6           Selected Financial Data......................................................   14

        Item 7           Management's Discussion and Analysis of Financial Condition and Results
                         of Operations................................................................   15

        Item 7A          Quantitative and Qualitative Disclosures About Market Risk...................   27

        Item 8           Financial Statements and Supplementary Data..................................   27

        Item 9           Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure.........................................................   27

PART III                 MANAGEMENT AND SECURITY HOLDERS

        Item 10          Directors and Executive Officers of the General Partner......................   27

        Item 11          Executive Compensation.......................................................   32

        Item 12          Security Ownership of Certain Beneficial Owners and Management...............   41

        Item 13          Certain Relationships and Related Transactions...............................   45

PART IV                  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   46

                         Signatures...................................................................   53

                         Index to Financial Statements and Financial Statement Schedules..............  F-2


                                      (i)

PART I: BUSINESS

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

      AmeriGas Partners, L.P. ("AmeriGas Partners") is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We became the largest retail propane distributor in the United States based on retail sales volume, upon completion of the acquisition of the Columbia Propane businesses described below. We serve approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 700 district locations in 46 states. Our operations are located primarily in the East Coast, Southeast, Midwest, Mountain Central and West Coast regions of the United States.

      We conduct our business principally through our subsidiary, AmeriGas Propane, L.P. and its subsidiary, AmeriGas Eagle Propane, L.P. (together the "Operating Partnership"), both Delaware limited partnerships. AmeriGas Eagle Propane, L.P. has a less-than-one percent minority limited partner. Our common units, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms "Partnership" and "AmeriGas Partners," as well as the terms "our," "we," and "its," are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

      AmeriGas Propane, Inc. is our general partner (the "General Partner"). The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York and Philadelphia stock exchanges. Through various subsidiaries, UGI has been in the propane distribution business for over 40 years. As of December 11, 2001, the General Partner and its subsidiary Petrolane have an aggregate 50.7% ownership interest in the Partnership. See
Note 1 to the Partnership's Consolidated Financial Statements. The General Partner is responsible for managing our operations.

      We have three co-registrants: AmeriGas Finance Corp., formed on March 13, 1995, AmeriGas Eagle Finance Corp., formed on February 22, 2001 and AP Eagle Finance Corp., formed on April 12, 2001 (each, a "Finance Corp."). Each Finance Corp. serves as co-obligor for one of our series of senior notes. Each Finance Corp. has nominal assets and conducts no business operations. Accordingly, this report contains no discussion of the results of operations, liquidity or capital resources of Finance Corp. The Finance Corp. executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406; telephone number
(610) 337-7000.

BUSINESS STRATEGY

      Our strategy is to increase market share through acquisitions and internal growth, leverage our national and local economies of scale and achieve operating efficiencies through business process improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy, because the demand for propane is expected to remain relatively constant for the foreseeable future, with year-to-year industry volumes being affected primarily by weather patterns. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We compete for acquisitions with others engaged in the propane distribution business. Although we believe there are numerous potential acquisition candidates in the industry, there can be no assurance that we will find attractive candidates in the future, or that we will be able to acquire such candidates on economically acceptable terms. Internal growth will be provided in part from expansion of our PPX Prefilled Propane Xchange(R) and national accounts programs. In addition, we believe opportunities also exist to grow our business internally through marketing programs designed to increase targeted customer segments.

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

COLUMBIA PROPANE ACQUISITION

      On August 21, 2001, AmeriGas Propane, L.P. acquired the propane distribution businesses of Columbia Energy Group for approximately $202 million in cash. These businesses were conducted through Columbia Propane Corporation and its 99% owned subsidiary, Columbia Propane, L.P. Prior to the acquisition, Columbia Propane, based in Richmond, Virginia, was the seventh largest retail propane marketer in the United States, selling approximately 308 million gallons annually from 186 locations in 29 states. Following the acquisition, Columbia Propane, L.P. changed its name to AmeriGas Eagle Propane, L.P. and Columbia Propane Corporation changed its name to AmeriGas Eagle Propane, Inc. Both entities do business under the trade name AmeriGas(R). AmeriGas Propane, L.P. owns more than 99% of AmeriGas Eagle Propane, L.P. and an unaffiliated third party retains the remaining interest. See Note 3 to the Partnership's Consolidated Financial Statements.

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

PRODUCTS, SERVICES AND MARKETING

      As of September 30, 2001, the Partnership distributed propane to approximately 1.3 million customers from over 700 district locations. The Partnership's operations are located primarily in the East Coast, Southeast, Midwest, Mountain Central and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

      The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 74% of the Partnership's fiscal year 2001 sales (based on gallons sold) were to retail accounts and approximately 26% were to wholesale customers. Sales to residential customers in fiscal 2001 represented approximately 41% of retail gallons sold, industrial/commercial customers 37%, motor fuel customers 14%, and agricultural customers 8%. Residential customers represented 51% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

      In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The PPX Prefilled Propane Xchange program ("PPX(R)") enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home center and convenience stores. Sales of our PPX(R) grill cylinders to retailers are included in the commercial/industrial market. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the

Partnership principally sells propane to large industrial end-users and other propane distributors.

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

      The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 24 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. The Partnership continues to expand its PPX(R) program. At September 30, 2001, PPX(R) was available at approximately 16,500 retail locations throughout the country, including approximately 2,200 locations from Columbia Propane's cylinder exchange business.

PROPANE SUPPLY AND STORAGE

      Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2001, the Partnership purchased approximately 81% of its propane from 10 suppliers, including Dynegy, Inc. (approximately 22%), Enterprise Products Operating LP (approximately 21%), and BP (approximately 15%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and heating oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2002. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Dynegy, Enterprise Products and BP, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2001. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

      The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Over 90% of propane purchases by the Partnership in fiscal year 2001 were on a contractual basis. These contracts are generally one- or two-year agreements subject to annual review. More than 90% of those contracts provided for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Pennsylvania, Virginia and several other states.

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

                       AVERAGE PROPANE SPOT MARKET PRICES


                [AVERAGE PROPANE SPOT MARKET PRICES LINE GRAPH]

LP History

                                                          Mont Belvieu        Conway
1996 October Avg.                           Oct-96            51.57            51.53
1996 November Avg.                          Nov-96            58.05            63.41
1996 December Avg.                          Dec-96            61.04            84.29
1997 January Avg.                           Jan-97            47.45            63.39
1997 February Avg.                          Feb-97            38.71            39.02
1997 March Avg.                             Mar-97            38.50            37.26
1997 April Avg.                             Apr-97            34.88            35.26
1997 May Avg.                               May-97            35.31            36.48
1997 June Avg.                              Jun-97            34.43            35.86
1997 July Avg.                              Jul-97            34.91            34.63
1997 August Avg.                            Aug-97            37.03            36.53
1997 September Avg.                         Sep-97            38.68            37.95
1997 October Avg.                           Oct-97            39.83            37.32
1997 November Avg.                          Nov-97            35.95            35.00
1997 December Avg.                          Dec-97            33.57            31.36
1998 January Avg.                           Jan-98            30.07            28.21
1998 February Avg.                          Feb-98            29.79            28.32
1998 March Avg.                             Mar-98            27.39            27.84
1998 April Avg.                             Apr-98            29.06            29.47
1998 May Avg.                               May-98            27.42            27.82
1998 June Avg.                              Jun-98            24.42            24.84
1998 July Avg.                              Jul-98            24.54            24.55
1998 August Avg.                            Aug-98            24.12            23.87
1998 September Avg.                         Sep-98            24.83            24.04
1998 October Avg.                           Oct-98            25.72            24.57
1998 November Avg.                          Nov-98            24.79            23.20
1998 December Avg.                          Dec-98            20.89            18.72
1999 January Avg.                           Jan-99            21.75            19.61
1999 February Avg.                          Feb-99            22.43            20.58
1999 March Avg.                             Mar-99            24.10            23.40
1999 April Avg.                             Apr-99            28.26            27.58
1999 May Avg.                               May-99            28.31            26.88
1999 June Avg.                              Jun-99            30.95            28.68
1999 July Avg.                              Jul-99            37.26            34.62
1999 August Avg.                            Aug-99            40.51            37.56
1999 September Avg.                         Sep-99            43.18            42.40
1999 October Avg.                           Oct-99            45.46            43.39
1999 November Avg.                          Nov-99            43.44            38.78
1999 December Avg.                          Dec-99            42.83            35.10
2000 January Avg.                           Jan-00            56.11            42.32
2000 February Avg.                          Feb-00            59.72            47.26
2000 March Avg.                             Mar-00            51.13            47.65
2000 April Avg.                             Apr-00            46.88            43.64
2000 May Avg.                               May-00            51.31            50.81
2000 June Avg.                              Jun-00            55.47            56.22
2000 July Avg.                              Jul-00            54.88            56.29
2000 August Avg.                            Aug-00            58.54            63.52
2000 September Avg.                         Sep-00            64.21            70.95
2000 October Avg.                           Oct-00            61.82            64.05
2000 November Avg.                          Nov-00            60.71            60.45
2000 December Avg.                          Dec-00            77.63            79.75
2001 January Avg.                           Jan-01            77.27            83.03
2001 February Avg.                          Feb-01            59.39            63.03
2001 March Avg.                             Mar-01            54.94            57.12
2001 April Avg.                             Apr-01            54.37            60.26
2001 May Avg.                               May-01            51.20            56.90
2001 June Avg.                              Jun-01            43.17            47.70
2001 July Avg.                              Jul-01            38.87            43.27
2001 August Avg.                            Aug-01            41.54            45.71
2001 September Avg.                         Sep-01            41.67            46.53

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

PROPERTIES

      As of September 30, 2001, the Partnership owned approximately 75% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Virginia, the Partnership has a 50% indirect equity interest in a 476,000 barrel refrigerated, above-ground import terminal.

      The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2001, the Partnership operated a fleet of approximately 158 transport trucks, approximately 40% of which were leased. It owned approximately 320 transport trailers and leased 260 railroad tank cars. In addition, the Partnership fleet included approximately 3,200 bobtail and rack trucks, and approximately 2,200 other delivery and service vehicles. The vehicle fleet is 65% leased. Other assets owned at September 30, 2001 included approximately 1.2 million stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately 1.9 million portable propane cylinders with typical capacities of 4 to 100 gallons. The Partnership also owned more than 9,000 large volume tanks which are used for its own storage requirements. AmeriGas Propane, L.P. has debt secured by liens and mortgages on its real and personal property. AmeriGas Propane, L.P. owns approximately 70% of the Partnership's property, plant and equipment.

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

SEASONALITY

      Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 2001 retail sales volume and approximately 85% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

      Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

      The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency

Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 2 and 11 to the Partnership's Consolidated Financial Statements.

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

EMPLOYEES

      The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2001, the General Partner had approximately 6,300 employees, including approximately 300 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

ITEM 3. LEGAL PROCEEDINGS

      There are no material legal proceedings pending involving the Partnership, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of the 2001 fiscal year.

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

                                            PRICE RANGE                 CASH
2001 FISCAL YEAR                        HIGH             LOW        DISTRIBUTION
Fourth Quarter                       $24.7500         $18.0500         $0.55
Third Quarter                         24.5000          20.0500          0.55
Second Quarter                        21.0000          16.6250          0.55
First Quarter                         19.5000          15.0625          0.55

                                            PRICE RANGE                CASH
2000 FISCAL YEAR                       HIGH              LOW        DISTRIBUTION
Fourth Quarter                       $19.3750         $16.8750         $0.55
Third Quarter                         17.4375          14.9375          0.55
Second Quarter                        18.5000          14.3750          0.55
First Quarter                         19.8750          12.7500          0.55

      As of November 30, 2001, there were 1,431 record holders of the Partnership's Common Units. There is no established public trading market for the Partnership's subordinated units, representing limited partner interests ("Subordinated Units"). The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 5 and 6 to the

Partnership's Consolidated Financial Statements which are incorporated herein by reference. Distributions of Available Cash to the holders of Subordinated Units are subject to the prior rights of holders of the Common Units to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT SALES OF UNREGISTERED SECURITIES

      On September 21, 2001, the Partnership announced the sale of 350,000 Common Units to AmeriGas Propane, Inc for $19.81 per unit. The units were issued on October 5, 2001 in a private transaction in reliance on Section 4(2) of the Securities Act of 1933.

      As previously reported, on August 21, 2001, AmeriGas Partners issued 2,356,953 Common Units to Columbia Energy Group in connection with the acquisition of the propane distribution businesses of its subsidiary, Columbia Propane Corporation. The Common Units were issued in exchange for limited partnership interests in AmeriGas Propane, L.P. which were purchased on the same day by Columbia Energy Group for $50 million in cash. The issuance of Common Units was made in reliance on Section 4(2) of the Securities Act of 1933.

      In addition, on October 31, 2000, AmeriGas Partners issued 25,993 Common Units to the owner of propane business assets acquired by AmeriGas Propane, L.P. in exchange for such assets. The acquired assets had a value of approximately $500,000. The number of Common Units issued to the seller was based upon the average closing price for Common Units on the New York Stock Exchange for a five-day period preceding the closing date of the acquisition. The issuance of Common Units was made in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                        Year Ended
                                                                                       September 30,
                                                          -----------------------------------------------------------------------
                                                          2001           2000               1999            1998             1997
                                                          ----           ----               ----            ----             ----
                                                                            (Thousands of dollars, except per unit)
FOR  THE  PERIOD:
INCOME STATEMENT DATA:
     Revenues                                         $1,418,364      $1,120,056       $  872,535       $  914,378       $1,077,825
     Income before accounting changes                 $   53,015      $   15,196       $   25,635       $   21,402       $   43,980
     Cumulative effect of accounting changes (a)          12,494              --               --               --               --
                                                      ----------      ----------       ----------       ----------       ----------
     Net income (b)                                   $   65,509      $   15,196       $   25,635       $   21,402       $   43,980
                                                      ==========      ==========       ==========       ==========       ==========
     Limited partners' interest
        in net income                                 $   64,854      $   15,044       $   25,379       $   21,188       $   43,540
     Income per limited partner
        unit - basic and diluted:
        Income before accounting changes              $     1.18      $     0.36       $     0.61       $     0.51       $     1.04
        Cumulative effect of accounting changes             0.28              --               --               --               --
                                                      ----------      ----------       ----------       ----------       ----------
        Net income (b)                                $     1.46      $     0.36       $     0.61       $     0.51       $     1.04
                                                      ==========      ==========       ==========       ==========       ==========
     Cash distributions declared
        per limited partner unit                      $     2.20      $     2.20       $     2.20       $     2.20       $     2.20

AT  PERIOD  END:
BALANCE SHEET DATA:
     Current assets                                   $  230,260      $  188,845       $  140,569       $  133,346       $  183,091
     Total assets                                      1,496,422       1,258,220        1,196,461        1,217,216        1,318,661
     Current liabilities (excluding debt)                238,512         172,501          148,513          144,229          146,449
     Total debt                                        1,005,904         887,234          766,725          718,994          718,728
     Minority interests                                    5,641           2,587            3,380            4,049            5,043
     Partners' capital                                   203,505         155,971          234,041          299,875          397,537

OTHER DATA:
     EBITDA  (c)                                      $  208,550      $  157,588       $  157,524       $  151,143       $  172,377
     Capital expenditures (including
        capital leases)                               $   39,204      $  30,427        $   34,577       $   31,577       $   24,470
     Retail propane gallons sold (millions)                820.8           771.2            783.2            785.3            807.4
     Degree days - % (warmer) colder
          than normal (d)                                    2.6           (13.7)            (9.9)            (8.7)            (1.2)


(a) Includes cumulative effect of accounting changes associated with the Partnership's changes in accounting for tank fee revenue and tank installation costs and the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Notes 1 and 4 to Consolidated Financial Statements).

(b) Pro forma net income and net income per limited partner unit after applying retroactively the changes in accounting for tank installation costs and tank fee revenue are as follows: 2000 - $14,989 and $0.35; 1999 - $26,091 and $0.62; 1998 - $19,646 and $0.46; 1997 - $43,248 and $1.02,
     respectively.

(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance of financial condition under accounting principles generally accepted in the United States but provides additional information for evaluating the Partnership's ability to declare and pay the Minimum Quarterly Distribution.

(d) Deviation from average heating degree days during the 30-year period from 1961 to 1990, based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the Continental U.S.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 2001 ("Fiscal 2001") with the year ended September 30, 2000 ("Fiscal 2000") and (2) Fiscal 2000 with the year ended September 30, 1999 ("Fiscal 1999").

The following table provides gallon, weather and certain financial information for the Partnership:

                  (Millions, except per gallon and percentages)

                                                 Year Ended September 30,
                                           -----------------------------------
                                             2001         2000          1999
                                           --------     --------      --------
Gallons sold:
     Retail                                   820.8        771.2         783.2
     Wholesale                                292.8        258.0         190.6
                                           --------     --------      --------
                                            1,113.6      1,029.2         973.8
                                           ========     ========      ========

Revenues:
     Retail propane                        $1,108.4     $  870.3      $  709.8
     Wholesale propane                        214.6        152.7          75.3
     Other                                     95.4         97.1          87.4
                                           --------     --------      --------
                                           $1,418.4     $1,120.1      $  872.5
                                           ========     ========      ========


Total margin                               $  582.4     $  491.8      $  481.8
EBITDA (a)                                 $  208.6     $  157.6      $  157.5
Operating income                           $  133.8     $   90.2      $   92.6
Degree days - % colder (warmer)
     than normal (b)                            2.6%       (13.7)%        (9.9)%


(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States but provides additional information for evaluating the Partnership's ability to declare and pay the Minimum Quarterly Distribution.

(b) Deviation from average heating degree days during the 30-year period from 1961 to 1990, based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.

FISCAL 2001 COMPARED WITH FISCAL 2000

Retail propane gallons sold increased 49.6 million gallons (6.4%) primarily due to the effects of colder weather and the impact of acquisitions, including the acquisition of Columbia Propane Corporation on August 21, 2001 (see "Acquisition of Columbia Propane" below). Temperatures based upon heating degree days were 2.6% colder than normal in Fiscal 2001 compared to temperatures that were 13.7% warmer than normal in Fiscal 2000. The greater acquisition and weather-related sales were reduced by customer conservation resulting from higher product costs and a slowing U.S. economy. The wholesale price of propane at Mont Belvieu, Texas, a major U.S. supply point, reached a high of 95 cents per gallon in Fiscal 2001 compared to a high of 74 cents per gallon during Fiscal 2000.

Total revenues from retail propane sales increased $238.1 million reflecting (1) a $182.1 million increase as a result of higher average selling prices and (2) a $56.0 million increase as a result of the higher retail volumes sold. Wholesale propane revenues increased $61.9 million reflecting higher average prices and greater sales associated with product cost management activities. Cost of sales increased $207.7 million as a result of higher per unit propane product costs and the greater retail and wholesale volumes sold.

Total margin increased $90.6 million due to the impact of higher-than-normal average retail unit margins and, to a lesser extent, the greater retail propane volumes sold. Retail propane unit margins in Fiscal 2001 benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

The significant increase in EBITDA in Fiscal 2001 resulted from the increase in margin partially offset by a $37.3 million increase in Partnership operating and administrative expenses. Operating and administrative expenses of the Partnership were $380.0 million in Fiscal 2001 compared to $342.7 million in Fiscal 2000. Adjusting prior-year expenses for the impact of the Partnership's change in accounting for tank installation costs (see "Changes in Accounting" below), operating and administrative expenses of the Partnership increased $44.3 million. The higher Fiscal 2001 expenses reflect (1) higher employee-related costs, including greater overtime and incentive compensation costs; (2) growth-related expenses, including the impact of Columbia Propane and other acquisitions, and expenses associated with our PPX(R) grill cylinder exchange business; and (3) higher distribution costs, including vehicle fuel and lease expense. Depreciation and amortization expense of the Partnership increased $7.4 million reflecting greater depreciation associated with acquisitions and $4.4 million of depreciation expense resulting from the change in accounting for tank installation costs.

The Partnership's interest expense increased $5.6 million principally as a result of greater amounts of long-term debt outstanding.

FISCAL 2000 COMPARED WITH FISCAL 1999

Based upon national heating degree day information, temperatures in Fiscal 2000 were 13.7% warmer than normal and 3.8% warmer than in Fiscal 1999. Retail volumes of propane sold were 12 million gallons lower, primarily a result of the warmer weather's effect on residential heating gallons and a decline in agricultural gallons as a result of a poor crop drying season. Partially offsetting these decreases were higher motor fuel sales, reflecting the continuing effects of our expanding National Accounts program, the volume impact of PPX(R), and acquisition-related volume increases.

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

Total margin increased $10.0 million in 2000 due to (1) greater volumes sold to higher margin PPX(R) customers; (2) slightly higher average retail unit margins; and (3) an increase in total margin from customer fees, and ancillary sales and services.

EBITDA in Fiscal 2000 was comparable to Fiscal 1999 as the increases in total margin and higher other income were offset by higher operating expenses. Other income increased $3.1 million due to, among other things, higher income from sales of assets and higher finance charge income. Operating expenses of the Partnership were $342.7 million in Fiscal 2000 compared with $329.6 million in Fiscal 1999 reflecting incremental expenses from growth and operational initiatives and higher vehicle fuel costs. Our growth and operational initiatives in Fiscal 2000 included significantly expanding PPX(R), acquiring retail propane businesses, and developing and implementing more efficient methods of operating the business. Although EBITDA in Fiscal 2000 was about equal to Fiscal 1999, operating income declined $2.4 million reflecting high PPX(R) and acquisition-related charges for depreciation and amortization.

The Partnership's interest expense increased $8.2 million in Fiscal 2000 primarily as a result of higher levels of long-term debt outstanding and higher average Bank Credit Agreement borrowings.

FINANCIAL CONDITION AND LIQUIDITY

ACQUISITION OF COLUMBIA PROPANE

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group ("Columbia Propane Businesses") in a series of equity and asset purchases pursuant to the terms of the Purchase Agreement dated January 30, 2001 and Amended and Restated August 7, 2001 ("Columbia Purchase Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc., AmeriGas Partners, AmeriGas OLP, and the General Partner. The acquired businesses comprised the seventh largest retail marketer of propane in the United States with annual sales of over 300 million gallons from locations in 29 states. The acquired businesses were principally conducted through Columbia Propane and its approximate 99% owned subsidiary, CPLP (referred to after the acquisition as "Eagle OLP"). AmeriGas OLP acquired substantially all of the assets of Columbia Propane, including an indirect 1% general partner interest and an approximate 99% limited partnership interest in Eagle OLP.

The purchase price of the Columbia Propane Businesses consisted of $201.8 million in cash. In addition, AmeriGas OLP agreed to pay CEG for the amount of working capital, as defined, in excess of $23 million. The Columbia Purchase Agreement also provided for the purchase by CEG of limited partnership interests in AmeriGas OLP valued at $50 million for $50 million in cash, which interests were exchanged for 2,356,953 Common Units of AmeriGas Partners having an estimated fair value of $54.4 million. Concurrently with the acquisition, AmeriGas Partners issued $200 million of 8 7/8% Senior Notes due 2011, the net proceeds of which were contributed to AmeriGas OLP to finance the acquisition of the Columbia Propane Businesses, to fund related fees and expenses, and to repay debt outstanding under AmeriGas OLP's Bank Credit Agreement.

The operating results of the Columbia Propane Businesses are included in our consolidated results from August 21, 2001. For further information on the acquisition of the Columbia Propane Businesses, see Note 3 to Consolidated Financial Statements.

CAPITALIZATION AND LIQUIDITY

The Partnership's debt outstanding at September 30, 2001 totaled $1,005.9 million. Included in this amount is $20 million of debt outstanding under AmeriGas OLP's Acquisition Facility.

In October 2000, AmeriGas Partners issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of $40.6 million were used to reduce AmeriGas OLP Bank Credit Agreement indebtedness and for working capital purposes. On October 5, 2001, subsequent to year end, AmeriGas Partners sold 350,000 Common Units to the General Partner. On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering. The proceeds of these sales and related capital contributions from the General Partner of approximately $45.3 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital purposes. In November 2001, AmeriGas Partners redeemed $15 million of its 10 1/8 % Senior Notes at a redemption price of 103.375%.

On April 4, 2001, AmeriGas Partners issued $60 million face value of 10% Senior Notes due April 2006. The proceeds of these notes were contributed to AmeriGas OLP and used to (1) repay revolving loans under AmeriGas OLP's Bank Credit Agreement and (2) fund a portion of

AmeriGas OLP's scheduled April 2001 $58 million principal repayment of its First Mortgage Notes. In August 2001, AmeriGas Partners issued $200 million of 8 7/8% Senior Notes due 2011 to finance the acquisition of the Columbia Propane Businesses and related fees and expenses, and to repay debt outstanding under AmeriGas OLP's Bank Credit Agreement.

AmeriGas OLP's Bank Credit Agreement consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. There were no borrowings outstanding under this facility at September 30, 2001. AmeriGas OLP's borrowing needs are seasonal, and are typically greatest during the fall and early winter months due to higher working capital needs entering the winter heating season. AmeriGas OLP may borrow under its Acquisition Facility to finance the purchase of propane businesses or propane business assets. In addition, up to $30 million of the Acquisition Facility may be used for working capital purposes. The Acquisition Facility operates like a revolving facility. Loans outstanding under the Acquisition Facility at September 30, 2001 were $20 million. The Acquisition Facility and the Revolving Credit Facility expire September 15, 2002. The Partnership intends to renew these facilities prior to their expiration.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

The Partnership must maintain certain financial ratios in order to borrow under the Bank Credit Agreement including a minimum interest coverage ratio and a maximum debt to EBITDA ratio. The Partnership's ratios calculated as of September 30, 2001 permit it to borrow up to the maximum amount available. For a more detailed discussion of the Partnership's credit facilities, see Note 6 to Consolidated Financial Statements.

The Partnership's management believes that cash flow from operations and Bank Credit Agreement borrowings will be sufficient to satisfy its liquidity needs in Fiscal 2002.

PARTNERSHIP DISTRIBUTIONS

Since its formation in 1995, the Partnership has paid the MQD on all limited partner units outstanding. The amount of Available Cash needed annually to pay the MQD on all units and the general partner interests in Fiscal 2001, 2000 and 1999 was approximately $99 million, $94 million and $94 million, respectively. Based upon the number of Common and Subordinated units outstanding on September 30, 2001, as adjusted for the 350,000 Common Units issued to the General Partner on October 5, 2001 and the 1,843,047 Common Units sold to the public on December 11, 2001, the amount of Available Cash needed annually to pay the MQD on all units and the general partner interests is approximately $110 million. A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting from the Partnership's EBITDA (1) cash interest expense and (2) capital expenditures needed to maintain operating capacity. Partnership distributable cash flow as calculated for Fiscal 2001, 2000 and 1999 is as follows:

Year Ended September 30,                        2001         2000       1999
--------------------------------------------------------------------------------
(Millions of dollars)
EBITDA                                        $  208.6    $  157.6    $  157.5
Cash interest expense (a)                        (82.0)      (76.7)      (68.3)
Maintenance capital expenditures                 (17.8)      (11.6)      (11.1)
--------------------------------------------------------------------------------
Distributable cash flow                       $  108.8    $   69.3    $   78.1
================================================================================

(a)   Interest expense adjusted for noncash items.

Although distributable cash flow is a reasonable estimate of the amount of cash generated by the Partnership, it does not reflect the impact of changes in working capital, which can significantly affect cash available for distribution, and is not a measure of performance or financial condition under accounting principles generally accepted in the United States but provides additional information for evaluating the Partnership's ability to declare and pay the MQD. Although the levels of distributable cash flow in Fiscal 2000 and 1999 were less than the full MQD, cash from borrowings in each of these years was more than sufficient to permit the Partnership to pay the full MQD. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The Partnership's ability to attain the cash-based performance and distribution requirements necessary to convert to Common Units the remaining 9,891,072 Subordinated Units held by the General Partner depends upon a number of factors, including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to the historical quarterly requirements of the conversion test, the possibility is remote that the Partnership will satisfy the cash-based performance requirements of conversion any earlier than in respect of the quarter ending September 30, 2002.

CASH FLOWS

OPERATING ACTIVITIES. Cash flow from operating activities was $153.0 million in Fiscal 2001 compared to $61.5 million in Fiscal 2000 reflecting the improved Fiscal 2001 results and increased cash flow from changes in working capital. In Fiscal 2001, changes in operating working capital provided $22.3 million of operating cash flow. In Fiscal 2000, changes in operating working capital required $19.2 million primarily reflecting changes in inventories and accounts receivable partially offset by changes in accounts payable. Cash flow before changes in operating working capital increased to $130.7 million in Fiscal 2001 from $80.7 million in Fiscal

2000 reflecting the improved operating performance.

INVESTING ACTIVITIES. Cash spent for property, plant and equipment totaled $37.9 million in Fiscal 2001 (including maintenance capital expenditures of $17.8 million) compared with $30.4 million in Fiscal 2000 (including maintenance capital expenditures of $11.6 million). The increase reflects expenditures relating to tank installation costs resulting from the Partnership's change in accounting. In Fiscal 2001, we spent $205.6 million in conjunction with acquisitions, principally the Partnership's acquisition of Columbia Propane, compared to $55.6 million in Fiscal 2000.

FINANCING ACTIVITIES. We paid the MQD on all Common Units and Subordinated units, as well as the general partner interests, totaling $99.6 million and $94.3 million in Fiscal 2001 and Fiscal 2000, respectively. During Fiscal 2001, AmeriGas Partners received $39.8 million in cash from the sale of 2,300,000 Common Units in October 2000, and $50.0 million from the sale of limited partner interests to CEG. These interests were exchanged for 2,356,953 AmeriGas Partners Common Units in accordance with the Columbia Purchase Agreement. Concurrently with the acquisition of Columbia Propane, AmeriGas Partners issued $200 million of 8 7/8% Senior Notes due 2011, the net proceeds of which were used to fund the acquisition of Columbia Propane and related costs and expenses, and to repay debt under AmeriGas OLP's Bank Credit Agreement. During Fiscal 2001, AmeriGas Partners issued $60 million face value of Senior Notes and made long-term debt repayments of $110.8 million.

CHANGES IN ACCOUNTING

Effective October 1, 2000 (1) the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"); (2) applied the guidance of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to its nonrefundable tank fees; and (3) changed its method of accounting for costs to install Partnership-owned tanks at customer locations. The net effect of these accounting changes on prior periods resulted in a $12.5 million cumulative effect increase in 2001 net income (equal to $0.28 per limited partner unit) which is reflected on the 2001 Consolidated Statement of Operations as "Cumulative effect of accounting changes."

The adoption of SFAS 133 resulted in a cumulative effect decrease to net income of $0.7 million and a cumulative effect increase to accumulated other comprehensive income of $8.9 million. The increase to accumulated other comprehensive income represents the fair value of derivative instruments qualifying and designated as cash flow hedges on October 1, 2000.

The application of SAB 101 resulted in cumulative effect decrease to net income of $6.0 million representing the impact on prior periods resulting from the change in the Partnership's method of recognizing revenue associated with nonrefundable fees for installed Partnership-owned tanks. Prior to the change in accounting method, such fees, which are generally billed annually, were recorded as revenue when billed. The Partnership now records such nonrefundable fees as revenue on a straight-line basis over one year.

In order to better match the costs of installing Partnership-owned tanks at customer locations with their period of benefit, the Partnership changed its method of accounting for tank installation costs. Previously, costs to install Partnership-owned tanks were expensed as incurred. Under the new method of accounting, such costs are capitalized and amortized over the estimated period of benefit not exceeding ten years. The change in accounting for tank installation costs resulted in a cumulative effect increase to net income of $19.2 million representing the impact on prior periods resulting from the accounting change. Although this change in accounting resulted in a $5.1 million increase in Partnership EBITDA because costs to install such tanks are now capitalized and amortized, it did not have a material impact on operating income in Fiscal 2001. For a detailed discussion of these changes in accounting, see
Note 4 to Consolidated Financial Statements.

MARKET RISK DISCLOSURES

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

Price risk associated with fluctuations in the prices the Partnership pays for propane are principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to manage a portion of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with these contracts, we carefully monitor established credit limits with the contract counterparties.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable rate debt includes borrowings under AmeriGas OLP's Bank Credit Agreement. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At September 30, 2001 and 2000, combined borrowings outstanding under these agreements totaled $20 million and $100 million, respectively. Based upon weighted average borrowings outstanding under these agreements during Fiscal 2001 and Fiscal 2000, an increase in short-term interest rates of 100 basis points (1%) would have increased our interest expense in both years by $0.9 million.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed rate debt of $47.5 million and $34.7 million at September 30, 2001 and 2000, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $51.2 million and $37.2 million at September 30, 2001 and 2000, respectively.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, we generally enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2001 and 2000. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

--------------------------------------------------------------------------------
                                                                     Change in
                                                       Fair Value    Fair Value
--------------------------------------------------------------------------------
                                                         (Millions of dollars)
September 30, 2001
  Propane commodity price risk                           $  (10.5)      $ (19.3)
  Interest rate risk                                         (3.0)         (2.1)

September 30, 2000
  Propane commodity price risk                           $    6.5       $ (10.5)
  Interest rate risk                                          2.5          (3.9)
--------------------------------------------------------------------------------

Because the Partnership's derivative instruments generally qualify as hedges under SFAS 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains on the associated underlying transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 141, "Business Combinations" ("SFAS 141"); SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"); SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"); and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

SFAS 141 addresses financial accounting and reporting for business combinations. Under SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Among other provisions, SFAS 141 establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination. Although SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," it does not change many of their provisions relating to the application of the purchase method. The Partnership has historically accounted for business combinations using the purchase method and, therefore, SFAS 141 is not expected to have a material impact on the Partnership.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will be tested for impairment at least annually.

The Partnership adopted SFAS 142 effective October 1, 2001. Although there is no effect on the Partnership's cash flows, the Partnership's amortization expense in Fiscal 2001 would have been approximately $23.8 million lower, and its net income approximately $23.6 million higher, if SFAS 142 had been effective October 1, 2000.

SFAS 142 requires the Partnership to test goodwill for impairment within six months of adoption. Based upon the fair value of AmeriGas Partners, we do not believe the Partnership's goodwill is impaired.

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. The Partnership is required to adopt SFAS 143 effective October 1, 2002. The Partnership is currently in the process of evaluating the impact SFAS 143 will have on its financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS
121. SFAS 144 is effective for the Partnership on October 1, 2002. The Partnership believes that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, and the capacity to transport to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) large supplier or customer defaults, (5) competitive pressures from the same and alternative energy sources; (6) liability for environmental claims; (7) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) inability to make business acquisitions on economically acceptable terms; (10) liability for personal injury and property damage arising from explosions and other catastrophic events resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia, including liability in excess of insurance coverage; (11) political, regulatory and economic conditions in the United States and in foreign countries; and (12) interest rate fluctuations and other capital market conditions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III: MANAGEMENT AND SECURITY HOLDERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See "Certain Relationships and Related Transactions" and Note 12 to the Partnership's Consolidated Financial Statements.

      The Board of Directors of the General Partner established a committee (the "Audit Committee") consisting of three individuals, currently, Messrs. Marrazzo, Van Dyck and Vincent, who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

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

      NAME                       AGE     POSITION WITH THE GENERAL PARTNER
      Lon R. Greenberg           51      Chairman, Director

      Eugene V. N. Bissell       48      President, Chief Executive Officer
                                         and Director

      Thomas F. Donovan          68      Director

      Richard C. Gozon           63      Director

      William J. Marrazzo        52      Director

      James W. Stratton          65      Director

      Stephen A. Van Dyck        58      Director

      Roger B. Vincent           56      Director

      Martha B. Lindsay          49      Vice President - Finance and Chief
                                         Financial Officer

      Brendan P. Bovaird         53      Vice President and General Counsel

      Richard R. Eynon           54      Controller and Chief Accounting Officer

      R. Paul Grady              48      Senior Vice President - Operations and
                                         Chief Operating Officer

      William D. Katz            48      Vice President - Human Resources

      Robert H. Knauss           48      Vice President - Law, Associate General
                                         Counsel and Corporate Secretary

      David L. Lugar             44      Vice President - Supply and Logistics

      Carey M. Monaghan          50      Vice President - Business
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

      Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President
- Sales and Marketing of the General Partner (1999 to 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI and its subsidiaries, including Director, Corporate Development. Mr. Bissell is currently President-Elect and a member of the Board of Directors of the National Propane Gas Association, the national trade association of the propane industry.

      Mr. Donovan was elected a director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on January 31, 1997, a position he had held since 1988. He also serves as a director of UGI Corporation, UGI Utilities, Inc., and Nuclear Electric Insurance Ltd.

      Mr. Gozon was elected a director of the General Partner on February 24, 1998. He is Executive Vice President of Weyerhaeuser Company (an integrated forest products company), a position he has held since 1994. Mr. Gozon was formerly Director (1984 to 1993), President and Chief Operating Officer of Alco Standard Corporation (a provider of paper and office products) (1988 to 1993); Executive Vice President and Chief Operating Officer (1987); Vice President (1982 to 1988); and President (1979 to 1987) of Paper Corporation of America. He also serves as a director of UGI Corporation, UGI Utilities, Inc., AmeriSource Bergen Corp., and Triumph Group, Inc.

      Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation's fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988-1997); Water Commissioner for the Philadelphia Water Department (1971-1988) and Managing Director for the City of Philadelphia (1983). He also serves as a director of Tenet Health Corp.-Hahnemann University Hospital.

      Mr. Stratton was elected a director of the General Partner on April 25, 1995. He has been the Chairman, Chief Executive Officer and a director of Stratton Management Company (investment advisory and financial consulting firm) since 1972. He has also been Chairman and a director of EFI, a financial services firm (since 1979). In addition, Mr. Stratton is a director of UGI Corporation, UGI Utilities, Inc., Stratton Growth Fund, Inc., Stratton Monthly Dividend REIT Shares, Inc., Stratton Small-Cap Value Fund, Teleflex, Inc. and BE&K, Inc.

      Mr. Van Dyck was elected a director of the General Partner on June 15, 1995. He is Chairman of the Board and Chief Executive Officer of Maritrans Inc. (since 1987), the nation's largest independent marine transporter of petroleum. He also serves as Chairman of the Board of West of England Mutual Insurance Association.

      Mr. Vincent was elected a director of the General Partner on January 8, 1998. He is President of Springwell Corporation, a corporate finance advisory firm (since 1989). Mr. Vincent served in various capacities at Bankers Trust Company (1971 to 1989), including managing director (1984 to 1989). He is also a trustee of the GCG Trust of the Golden American Life Insurance Company, management investment company and a subsidiary of the ING Group.

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

      Mr. Eynon was elected Controller and Chief Accounting Officer of the General Partner on January 5, 1998. Prior to his election, Mr. Eynon was Controller of the General Partner (March 1997 to January 1998) and Assistant Controller of UGI Corporation (1985 to 1997). Previously, he was a Senior Manager with Price Waterhouse (now known as PriceWaterhouseCoopers).

      Mr. Grady is Senior Vice President - Operations of the General Partner (since October 1999) and Chief Operating Officer (since July 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Corporate Development of UGI (1994 to 1995), and Director, Corporate Development (1990 to 1994). Mr. Grady was Director, Corporate Development Services of Campbell Soup Company (1985 to 1990). Mr. Grady is currently Vice Chairman - Marketers of the Propane Education Research Council, which promotes propane as a preferred energy source.

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

      Mr. Lugar is Vice President - Supply and Logistics of the General Partner (since September 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in increasingly responsible positions in propane marketing, operations, and supply.

      Mr. Monaghan is Vice President - Business Transformation and Marketing of the General Partner (since May 2000). Prior to joining AmeriGas Partners, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for almost 10 years.

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

-------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION               LONG TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------------
                                                                         AWARDS             PAYOUTS
------------------------------------------------------------------------------------------------------
                                                      OTHER
                                                      ANNUAL                  SECURITIES
                                                      COMPEN-    RESTRICTED   UNDERLYING
 NAME AND PRINCIPAL    FISCAL                         SATION       STOCK       OPTIONS/       LTIP          ALL OTHER
      POSITION          YEAR     SALARY    BONUS (1)    (2)      AWARDS (3)    SARS (5)    PAYOUTS (6)   COMPENSATION (4)
-------------------------------------------------------------------------------------------------------------------------
Eugene V.N. Bissell,    2001    $329,415   $236,313     $300      $28,263         0            $0            $48,072
President and Chief                                              $99,725
Executive Officer       2000    $245,366    $59,253    $3,142        $0         40,750         $0            $31,886
                        1999    $194,335    $54,668    $1,706     $142,625        0         $386,250         $21,900
-------------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg,       2001    $667,799   $595,010   $14,849     $323,438        0            $0            $20,939
Chairman (7)                                                    $1,000,875
                        2000    $640,662   $262,836   $13,092        $0        225,000         $0            $20,147
                        1999    $587,139   $266,766   $11,359     $611,250     225,000         $0            $18,273
-------------------------------------------------------------------------------------------------------------------------
R. Paul Grady,          2001    $223,850   $120,313    $3,845     $21,196         $0           $0            $25,916
Senior Vice                                                      $77,315
President -
Operations and Chief    2000    $222,480    $50,404    $4,491        $0         28,000         $0            $30,149
Operating Officer       1999    $192,178    $54,108    $5,534     $142,625        0         $386,250         $26,277
-------------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird,     2001    $222,283    $96,708    $4,860     $38,813         0            $0             $6,112
Vice President and                                               $120,105
General Counsel (7)     2000    $210,392    $49,349    $6,332        $0         28,000         $0             $5,927
                        1999    $189,600    $53,048   $14,399     $142,625        0            $0             $5,215
-------------------------------------------------------------------------------------------------------------------------
Robert H. Knauss,       2001    $186,819    $78,115    $1,793     $14,131         $0           $0            $17,993
Vice President - Law                                             $123,255
Associate General
Counsel and             2000    $184,314    $39,896      $0          $0         15,000         $0            $23,190
Corporate Secretary     1999    $167,191    $70,232    $2,286        $0           0         $270,375         $23,782
-------------------------------------------------------------------------------------------------------------------------

(1) Messrs. Greenberg and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and currently range from 0 to 114% of base salary for Mr. Bissell, 0 to 173% of base salary for Mr. Greenberg, 0 to 92% of base salary for Mr. Bovaird, 0 to 67% of base salary for Mr. Knauss, and 0 to 86% of base salary for Mr. Grady.

(2)   Amounts represent tax payment reimbursements for certain benefits.

(3) Effective January 1, 2001 and September 24, 2001, the Board of Directors of AmeriGas Propane, Inc. approved performance-contingent restricted Common Unit awards to the Named Executives, other than Messrs. Greenberg and Bovaird, under the 2000 AmeriGas Propane, Inc. Long Term Incentive Plan. Effective January 1, 2001 and September 25, 2001, the Board of Directors of UGI Corporation approved performance contingent restricted Stock awards to Messrs. Greenberg and Bovaird under the 2000 UGI Corporation Stock Incentive Plan. Under these plans, Common Units of AmeriGas Partners, or in the case of Messrs. Greenberg and Bovaird, shares of UGI Common Stock, were awarded based on the progress of the Partnership and UGI Corporation, respectively, in achieving strategic initiatives and goals contained in their respective 2000 Budget and Plan.

      The performance contingency for the January 2001 restricted Common Unit award has been met. Accordingly, the restriction period will end on December 31, 2003. The performance requirement was an average closing price per Common Unit on the New York Stock Exchange equal to $19.00 for a period of five consecutive trading days. The performance contingency for the September 2001 restricted Common Unit awards has also been met and the restriction period will end on December 31, 2003. That performance requirement was an average closing price per Common Unit on the New York Stock Exchange equal to $23.75 for a period of five consecutive trading days. When the restriction period ends, the executive will also receive an amount of cash equal to the per unit distributions paid on the Common Units during the restriction period multiplied by the number of restricted Common Units awarded.

      The performance contingency for the January 2001 restricted UGI common stock awards has been met. Accordingly, the restriction period will end on December 31, 2003. The performance requirement was an average closing price per share on the New York Stock Exchange equal to $26.00 for a period of five consecutive trading days. The performance contingency for the September 2001 restricted stock awards has also been met and the restriction period will end on December 31, 2003. That performance requirement was an average closing price per share on the New York Stock Exchange equal to $29.00 for a period of five consecutive trading days. When the restriction period ends, the executive will also receive an amount of cash equal to the per share dividends paid on the Company's shares during the restriction period multiplied by the number of restricted shares awarded.

      The dollar values shown in the table above represent the aggregate value of each award on the date of grant, determined by multiplying the number of Common Units awarded by the closing price of AmeriGas Partners Common Units, or in the case of Messrs. Greenberg and Bovaird, the closing price of UGI Common Stock on the New York Stock Exchange on the effective dates of the respective grants.

      Based on the closing unit price of AmeriGas Partners Common Units on the New York Stock Exchange on September 28, 2001, Mr. Bissell's 6,150 restricted units had a market value of $141,204, Mr. Grady's 4,725 restricted units had a market value of $105,887, and Mr. Knauss' 6,350 restricted units had a market value of $142,303. Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 28, 2001, Mr. Greenberg's 50,000 restricted shares had a market value of $1,355,000; and Mr. Bovaird's 6,000 restricted shares had a market value of $162,600.

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

(4) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Senior Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan"). During fiscal years 2001, 2000 and 1999, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Bissell $7,576, $9,424, and $5,000; Mr. Grady, $8,509, $10,861, and $9,648; Mr. Knauss, $8,666, $8,769, and
      $8,040; (ii) under the UGI Employee Savings Plan: Mr. Greenberg, $3,825, $3,600, and $3,600; and Mr. Bovaird, $3,825, $3,509, and $3,600; (iii)
      under the UGI Executive Retirement Plan: Mr. Greenberg, $17,114, $14,673, and $18,554; and Mr. Bovaird, $2,287, $1,706, and $1,852; (iv) under the
      AmeriGas Executive Retirement Plan: Mr. Bissell, $48,072, $22,462, and $16,900; Mr. Grady, $25,916, $19,288, and $16,629; and Mr. Knauss,
      $17,993, $14,421, and $15,742.

(5) Non-qualified UGI stock options granted under the UGI Corporation 1997 Stock Option and Dividend Equivalent Plan ("1997 Plan").

(6) Payout under the performance-based AmeriGas Propane, Inc. Long-Term Incentive Plan ("LTIP"). The performance contingency was satisfied May 18, 1999 when fifty percent of the Partnership's Subordinated Units converted to Common Units in accordance with the Partnership Agreement, based on Partnership financial and operating performance. The awards were made partially in Common Units (approximately 60%) and partially in cash (approximately 40%). Messrs. Bissell and Grady each received 11,250 Common Units; Mr. Knauss received 7,875 Common Units.

(7) Mr. Greenberg was President and Chief Executive Officer of AmeriGas Propane, Inc. from July 1996 to July 2000. Compensation reported for Messrs. Greenberg and Bovaird is attributable to their respective positions of Chairman, President and Chief Executive Officer, and Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 2002 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Bovaird.

The following table shows information on Option Exercises in the last fiscal year for each of the named officers.

-------------------------------------------------------------------------------------------------------------
                           UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------
                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                          OPTIONS AT                 IN-THE-MONEY OPTIONS
                                                      FISCAL YEAR END (#)             AT FISCAL YEAR END
-------------------------------------------------------------------------------------------------------------
                         SHARES
                        ACQUIRED
                           ON          VALUE
       NAME            EXERCISE (#)   REALIZED    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------
Eugene V.N. Bissell         0            0            9,333          18,667       $60,431 (1)    $120,869 (1)
                                                      4,246           8,504       $22,176 (2)     $45,496 (2)
                                                      5,000                       $32,375 (3)
-------------------------------------------------------------------------------------------------------------
Lon R. Greenberg         20,000       $155,694       73,959         112,500      $515,864 (4)    $756,563 (6)
                                                    200,000         150,000      $895,000 (5)    $971,250 (1)
                                                    112,500                      $756,000 (6)
                                                     75,000                      $485,625 (1)
-------------------------------------------------------------------------------------------------------------
R. Paul Grady             2,000        $14,810       17,000          18,667      $118,575 (4)    $120,869 (1)
                                                      9,333                       $60,431 (1)
-------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird        5,007        $44,234       30,000          18,667      $134,250 (5)    $120,869 (1)
                          9,333        $76,196
-------------------------------------------------------------------------------------------------------------
Robert H. Knauss          1,000         $6,435        5,000          10,000       $32,375 (1)     $64,750 (1)
-------------------------------------------------------------------------------------------------------------

The fiscal 2001 year end closing UGI stock price was $27.10

      (1) Value is calculated using the difference between $20.625 (1997 SODEP option price at January 1, 2000) and $27.10 multiplied by the number of Shares underlying the option.

      (2) Value is calculated using the difference between $21.750 (1997 SODEP grant price at July 25, 2000) and $27.10 multiplied by the number of Shares underlying the option.

      (3) Value is calculated using the difference between $20.625 (1992 Non-Qualified Stock Option grant price at December 18, 1995) and $27.10 multiplied by the number of Shares underlying the option.

      (4) Value is calculated using the difference between $20.125 (1992 SODEP option price at January 2, 1992) and $27.10 multiplied by the number of Shares underlying the option.

      (5) Value is calculated using the difference between $22.625 (1997 SODEP option grant price at December 10, 1996) and $27.10 multiplied by the number of Shares underlying the option.

      (6) Value is calculated using the difference between $20.375 (1997 SODEP option grant price at June 4, 1999) and $27.10 multiplied by the number of Shares underlying the option.

RETIREMENT BENEFITS

      The following Pension Plan Benefits Table shows the annual benefits payable upon retirement to Messrs. Greenberg and Bovaird under the Retirement Income Plan for Employees of UGI Utilities, Inc. (the "Retirement Plan") and the UGI Corporation Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2001 at age 65, and that the aggregate benefits are not subject to statutory maximums. Messrs. Greenberg and Bovaird had, respectively, 21 years and 6 years of credited service under these Plans at September 30, 2001. Messrs Bissell, Knauss and Grady previously accumulated more than 5, 11 and 4 years of credited service with UGI and its subsidiaries before joining AmeriGas Propane, Inc. They do not currently participate in the Retirement Plan.

----------------------------------------------------------------------------------------------------------------------
                                              PENSION PLAN BENEFITS TABLE
----------------------------------------------------------------------------------------------------------------------
                                ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (2)
----------------------------------------------------------------------------------------------------------------------
 FINAL 5-YEAR
 AVERAGE ANNUAL     5          10          15           20          25          30           35             40
 EARNINGS (1)     YEARS       YEARS       YEARS        YEARS       YEARS       YEARS        YEARS          YEARS
----------------------------------------------------------------------------------------------------------------------
  $  100,000     $  9,500    $ 19,000    $ 28,500     $ 38,000    $ 47,500    $ 57,000    $   66,500    $   68,400 (3)

  $  200,000     $ 19,000    $ 38,000    $ 57,000     $ 76,000    $ 95,000    $114,000    $  133,000    $  136,800 (3)

  $  300,000     $ 28,500    $ 57,000    $ 85,500     $114,000    $142,500    $171,000    $  199,500    $  205,200 (3)

  $  400,000     $ 38,000    $ 76,000    $114,000     $152,000    $190,000    $228,000    $  226,000    $  273,600 (3)

  $  500,000     $ 47,500    $ 95,000    $142,500     $190,000    $237,500    $285,000    $  332,500    $  342,000 (3)

  $  600,000     $ 57,000    $114,000    $171,000     $228,000    $285,000    $342,000    $  399,000    $  410,400 (3)

  $  700,000     $ 66,500    $133,000    $199,500     $266,000    $332,500    $399,000    $  465,500    $  478,800 (3)

  $  800,000     $ 76,000    $152,000    $228,000     $304,000    $380,000    $456,000    $  532,000    $  547,200 (3)

  $  900,000     $ 85,500    $171,000    $256,500     $342,000    $427,500    $513,000    $  598,500    $  615,600 (3)

  $1,000,000     $ 95,000    $190,000    $285,000     $380,000    $475,000    $570,000    $  665,000    $  684,000 (3)

  $1,100,000     $104,500    $209,000    $313,500     $418,000    $522,500    $627,000    $  731,500    $  752,400 (3)

  $1,200,000     $114,000    $228,000    $342,000     $456,000    $570,000    $684,000    $  798,000    $  820,800 (3)

  $1,300,000     $123,500    $247,000    $370,500     $494,000    $617,500    $741,000    $  864,500    $  889,200 (3)

  $1,400,000     $133,000    $266,000    $399,000     $532,000    $665,000    $798,000    $  931,000    $  957,600 (3)

  $1,500,000     $142,500    $285,000    $427,500     $570,000    $712,500    $855,000    $  997,500    $1,026,000 (3)

  $1,600,000     $152,000    $304,000    $456,000     $608,000    $760,000    $912,000    $1,064,000    $1,094,400 (3)

  $1,600,000     $152,000    $304,000    $456,000     $608,000    $760,000    $912,000    $1,064,000    $1,094,400 (3)

(1) Consists of (i) base salary, commissions and cash payments under the Annual Bonus Plan, and (ii) deferrals thereof permitted under the Internal Revenue Code.

(2) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12-months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan benefit is not subject to Social Security offset.

(3) The maximum benefit under the Retirement Plan and the UGI Supplemental Executive Retirement Plan is equal to 60% of a participant's highest consecutive 12 months' earnings during the last 120 months.

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

BOARD OF DIRECTORS

      Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. The General Partner pays an annual retainer of $22,000 to all other directors and an attendance fee of $1,000 for each Board meeting. For service on Committees, the General Partner pays an annual retainer of (1) $5,000 to members of the Audit Committee and (2) $2,000 to each Committee Chairman. Directors are paid an attendance fee of $1,000 for each Committee meeting. In addition, a fee of $1,000 is paid to non-employee directors for special service related to Board business rendered at the request of the Chairman of the Board. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.

COMPENSATION/PENSION COMMITTEE

      The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman) and Thomas F. Donovan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 11, 2001. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

--------------------------------------------------------------------------------
                                                    AMOUNT AND
                                                    NATURE OF
                                                    BENEFICIAL
                       NAME AND ADDRESS (1)        OWNERSHIP OF        PERCENT
  TITLE OF CLASS       OF BENEFICIAL OWNER       PARTNERSHIP UNITS     OF CLASS
--------------------------------------------------------------------------------
Common Units          UGI Corporation              14,633,932 (2)        38.0%
                      AmeriGas, Inc.               14,633,932 (3)        38.0%
                      AmeriGas Propane, Inc.       14,633,932 (4)        38.0%
                      Petrolane Incorporated        7,839,911 (5)        20.0%
--------------------------------------------------------------------------------
Subordinated Units    UGI Corporation               9,891,072 (6)       100.0%
                      AmeriGas, Inc.                9,891,072 (7)       100.0%
                      AmeriGas Propane, Inc.        9,891,072 (8)       100.0%
--------------------------------------------------------------------------------

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

(4) AmeriGas Propane, Inc's ownership includes 6,794,021 Common Units for which it has sole voting and investment power, and 7,839,911 Common Units held by its subsidiary, Petrolane.

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

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The table below sets forth as of October 31, 2001 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns (i) any Subordinated Units, or
(ii) more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

--------------------------------------------------------------------------------
                                                    AMOUNT AND NATURE OF
                  NAME OF                         BENEFICIAL OWNERSHIP OF
              BENEFICIAL OWNER                  PARTNERSHIP COMMON UNITS (1)
--------------------------------------------------------------------------------
   Lon R. Greenberg                                        6,500 (2)

   Thomas F. Donovan                                       1,000

   Richard C. Gozon                                        5,000

   James W. Stratton                                       1,000 (3)

   Stephen A. Van Dyck                                     1,000

   Roger B. Vincent                                        4,000

   William J. Marrazzo                                         0

   Eugene V.N. Bissell                                    12,750 (4)

   Brendan P. Bovaird                                      1,000 (5)

   R. Paul Grady                                          15,500

   Robert H. Knauss                                        7,875

   Directors and executive officers as a
   group (16 persons)                                     72,813

(1)   Sole voting and investment power unless otherwise specified.

(2)   Of the Units shown, 4,500 are held by Mr. Greenberg's adult children.

(3)   Mr. Stratton's Units are held jointly with his spouse.

(4)   Mr. Bissell's Units are held jointly with his spouse.

(5)   Mr. Bovaird's Units are held jointly with his spouse.

      The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 31, 2001, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 2.1% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 617,714 shares subject to exercisable options), represents approximately 3% of UGI's outstanding shares.

--------------------------------------------------------------------------------------------
                                       NUMBER OF UGI SHARES
                                          AND NATURE OF
                                       BENEFICIAL OWNERSHIP         NUMBER OF
        NAME OF                             EXCLUDING            EXERCISABLE UGI
    BENEFICIAL OWNER                   UGI STOCK OPTIONS (1)      STOCK OPTIONS       TOTAL
--------------------------------------------------------------------------------------------
Lon R. Greenberg                              111,867 (3)            461,459         573,326

Thomas F. Donovan                               4,741 (2)              8,800          13,541

Richard C. Gozon                               24,048 (2)             13,800          37,848

James W. Stratton                              14,057 (2) (4)         13,800          27,857

Stephen A. Van Dyck                                 0                      0               0

Roger B. Vincent                                    0                      0               0

William J. Marrazzo                                 0                      0               0

Eugene V.N. Bissell                            37,047 (5)             18,579          55,626

Brendan P. Bovaird                             22,690 (6)             30,000          52,690

R. Paul Grady                                  24,395 (7)             26,333          50,728

Robert H. Knauss                                4,504                  5,000           9,504

Directors and executive officers
as a group (16 persons)                       272,641                617,714         890,355

(1)   Sole voting and investment power unless otherwise specified.

(2) Included in the number of shares shown are Deferred Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Donovan (2,772), Gozon (17,051), and Stratton (12,060).

(3) Mr. Greenberg holds 88,220 shares jointly with his spouse and 5,832 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(4)   Mr. Stratton holds 1,997 shares jointly with his spouse.

(5)   Mr. Bissell holds these shares jointly with his spouse.

(6) Mr. Bovaird holds 19,993 shares jointly with his spouse and 2,697 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(7) Mr. Grady's ownership includes 7,583 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

SECTION 16 (a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 (a) of the Securities Exchange Act of 1934 requires directors and certain officers of the General Partner to send reports of their ownership of Common Units and changes in ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2001 the General Partner's directors and officers complied with all SEC filing requirements applicable to them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs.

      The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until September 15, 2002, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,972 in fiscal year 2001. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from October 23, 2001 to October 24, 2001 was 5.50%, representing a 4.25% one-month Offshore Rate, plus an Applicable Margin of 1.25%. See Note 6 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

      The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with general liability, automobile and workers' compensation insurance for up to $500,000 over the Partnership's self-insured retention. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business -- Trade Names; Trade and Service Marks," UGI and the General Partner have licensed the trade names "AmeriGas" and "America's Propane Company" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2001, the Partnership paid UGI and its affiliates $5,620,941 for the services and expense reimbursements referred to in this paragraph.

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

      (3) LIST OF EXHIBITS:

            The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

---------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                     EXHIBIT                             REGISTRANT       FILING           EXHIBIT
---------------------------------------------------------------------------------------------------------------
     2.1         Merger and Contribution Agreement among              AmeriGas     Registration         10.21
                 AmeriGas Partners, L.P., AmeriGas Propane,        Partners, L.P.  Statement on
                 L.P., New AmeriGas Propane, Inc., AmeriGas                        Form S-4 (No.
                 Propane, Inc., AmeriGas Propane-2, Inc., Cal                        33-92734)
                 Gas Corporation of America, Propane
                 Transport, Inc. and NORCO Transportation
                 Company

     2.2         Conveyance and Contribution Agreement among          AmeriGas     Registration         10.22
                 AmeriGas Partners, L.P., AmeriGas Propane,        Partners, L.P.  Statement on
                 L.P. and Petrolane Incorporated                                   Form S-4 (No.
                                                                                    33-92734)

     3.1         Second Amended and Restated Agreement of             AmeriGas       Form 8-K             1
                 Limited Partnership of AmeriGas Partners,         Partners, L.P.   (9/30/00)
                 L.P. dated as of September 30, 2000

     3.2         Certificate of Incorporation of AmeriGas             AmeriGas     Registration          3.3
                 Finance Corp.                                     Partners, L.P.  Statement on
                                                                                   Form S-4 (No.
                                                                                     33-92734)

     3.3         Certificate of Incorporation of AmeriGas             AmeriGas     Registration          3.2
                 Eagle Finance Corp.                               Partners, L.P.  Statement on
                                                                                   Form S-4 (No.
                                                                                    333-72986)

---------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                     EXHIBIT                             REGISTRANT       FILING           EXHIBIT
---------------------------------------------------------------------------------------------------------------
     3.4         Certificate of Incorporation of AP Eagle             AmeriGas     Registration          3.3
                 Finance Corp.                                     Partners, L.P.  Statement on
                                                                                   Form S-4 (No.
                                                                                    333-72986)

     3.5         Bylaws of AmeriGas Finance Corp.                     AmeriGas     Registration          3.4
                                                                   Partners, L.P.  Statement on
                                                                                   Form S-4 (No.
                                                                                    33-92734)

     3.6         By-Laws of AmeriGas Eagle Finance Corp.             AmeriGas      Registration          3.4
                                                                   Partners, L.P.  Statement on
                                                                                   Form S-3 (No.
                                                                                     333-72986)

     3.7         By-Laws of AP Eagle Finance Corp.                    AmeriGas     Registration          3.5
                                                                   Partners, L.P.  Statement on
                                                                                   Form S-3 (No.
                                                                                     333-72986)

    *3.8         Amended and Restated Agreement of Limited
                 Partnership of AmeriGas Eagle Propane, L.P.
                 dated July 19, 1999

    *3.9         Amended and Restated Agreement of Limited
                 Partnership of AmeriGas Propane, L.P. dated as of April 12, 1995

      4 Instruments defining the rights of security holders, including indentures. (The
                 Partnership agrees to furnish to the
                 Commission upon request a copy of any
                 instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

     4.1         Indenture dated as of April 19, 1995 among           AmeriGas      Form 10-Q             4.1
                 AmeriGas Partners, L.P., AmeriGas Finance         Partners, L.P.   3/31/95
                 Corp., and First Union National Bank
                 (formerly, First Fidelity Bank, National
                 Association) as Trustee

     4.2         Registration Rights Agreement dated as of            AmeriGas      Form 10-Q             4.3
                 April 19, 1995 among Donaldson, Lufkin &          Partners, L.P.   (3/31/95)
                 Jenrette Securities Corporation, Smith Barney,
                 Inc., AmeriGas Partners, L.P. and AmeriGas
                 Finance Corp.

     4.3         Note Agreement dated as of April 12, 1995            AmeriGas      Form 10-Q            10.8
                 among The Prudential Insurance Company of         Partners, L.P.   (3/31/95)
                 America, Metropolitan Life Insurance Company,
                 and certain other institutional investors and
                 AmeriGas Propane, L.P., New AmeriGas Propane,
                 Inc. and Petrolane Incorporated

---------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                     EXHIBIT                           REGISTRANT         FILING           EXHIBIT
---------------------------------------------------------------------------------------------------------------
     4.4         First Amendment dated as of September 12, 1997       AmeriGas      Form 10-Q            4.5
                 to Note Agreement dated as of April 12, 1995      Partners, L.P.   (9/30/97)

     4.5         Second Amendment dated as of September 15,           AmeriGas      Form 10-K            4.6
                 1998 to Note Agreement dated as of April 12,      Partners, L.P.   (9/30/98)
                 1995

     4.6         Third Amendment dated as of March 23, 1999 to        AmeriGas      Form 10-Q           10.2
                 Note Agreement dated as of April 12, 1995         Partners, L.P.   (3/31/99)

     4.7         Fourth Amendment dated as of March 16, 2000 to      AmeriGas       Form 10-Q           10.2
                 Note Agreement dated as of April 12, 1995         Partners, L.P.   (6/30/00)

    *4.8         Fifth Amendment dated as of August 1, 2001 to
                 Note Agreement dated as of April 12, 1995

     4.9         Indenture dated April 4, 2001 among AmeriGas         AmeriGas      Form 10-Q             4
                 Partners, L.P., AmeriGas Eagle Finance Corp.,     Partners, L.P.   (6/30/01)
                 and First Union National Bank, as Trustee

    4.10         Indenture dated August 21, 2001 among AmeriGas       AmeriGas     Registration           4.2
                 Partners, L.P., AP Eagle Finance Corp. and        Partners, L.P.  Statement on
                 First Union National Bank as trustee                              Form S-4 (No.
                                                                                     333-72986)

    4.11         Registration Rights Agreement dated as of            AmeriGas     Registration           4.5
                 April 4, 2001 among AmeriGas Partners, L.P.,      Partners, L.P.  Statement on
                 AmeriGas Eagle Finance Corp., AmeriGas                            Form S-4 (No.
                 Propane, L.P., AmeriGas Propane, Inc., Credit                      333-72986)
                 Suisse First Boston Corporation and Banc of
                 America Securities, LLC

    4.12         Registration Rights Agreement dated as of            AmeriGas     Registration           4.6
                 August 21, 2001 among AmeriGas Partners, L.P.     Partners, L.P.  Statement on
                 AP Eagle Finance Corp., AmeriGas Propane,                         Form S-4 (No.
                 L.P., AmeriGas Propane, Inc., Credit Suisse                        333-72986)
                 First Boston Corporation and Salomon Smith
                 Barney, Inc.

    10.1         Amended and Restated Credit Agreement dated as       AmeriGas      Form 10-K            10.1
                 of September 15, 1997 among AmeriGas Propane,     Partners, L.P.   (9/30/97)
                 L.P., AmeriGas Propane, Inc., Petrolane
                 Incorporated, Bank of America National Trust
                 and Savings Association, as Agent, First Union
                 National Bank, as Syndication Agent and
                 certain banks

    10.2         First Amendment dated as of September 15, 1998       AmeriGas      Form 10-K            10.2
                 to Amended and Restated Credit Agreement          Partners, L.P.   (9/30/98)

    10.3         Second Amendment dated as of March 25, 1999 to       AmeriGas      Form 10-Q            10.1
                 Amended and Restated Credit Agreement             Partners, L.P.   (3/31/99)

---------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                     EXHIBIT                            REGISTRANT       FILING            EXHIBIT
---------------------------------------------------------------------------------------------------------------

    10.4         Third Amendment dated March 22, 2000 to              AmeriGas      Form 10-Q            10.3
                 Amended and Restated Credit Agreement             Partners, L.P.   (6/30/00)

    10.5         Fourth Amendment dated June 6, 2000 to Amended       AmeriGas      Form 10-Q            10.4
                 and Restated Credit Agreement                     Partners, L.P.   (6/30/00)

   *10.6         Fifth Amendment dated as of July 31, 2001 to
                 Amended and Restated Credit Agreement

    10.7         Intercreditor and Agency Agreement dated as of       AmeriGas       Form 10-Q           10.2
                 April 19, 1995 among AmeriGas Propane, Inc.,      Partners, L.P.    (3/31/95)
                 Petrolane Incorporated, AmeriGas Propane,
                 L.P., Bank of America National Trust and
                 Savings Association ("Bank of America") as
                 Agent, Mellon Bank, N.A. as Cash Collateral
                 Sub-Agent, Bank of America as Collateral Agent
                 and certain creditors of AmeriGas Propane, L.P.

   *10.8         First Amendment dated as of July 31, 2001 to
                 Intercreditor and Agency Agreement dated as of April 19, 1995

    10.9         General Security Agreement dated as of April         AmeriGas       Form 10-Q           10.3
                 19, 1995 among AmeriGas Propane, L.P., Bank of    Partners, L.P.    (3/31/95)
                 America National Trust and Savings Association
                 and Mellon Bank, N.A.

   *10.10        First Amendment dated as of July 31, 2001 to
                 General Security Agreement dated as of April
                 19, 1995

    10.11        Subsidiary Security Agreement dated as of            AmeriGas       Form 10-Q           10.4
                 April 19, 1995 among AmeriGas Propane, L.P.,      Partners, L.P.    (3/31/95)
                 Bank of America National Trust and Savings
                 Association as Collateral Agent and Mellon
                 Bank, N.A. as Cash Collateral Agent

   *10.12        First Amendment dated as of July 31, 2001 to
                 Subsidiary Security Agreement dated as of April 19, 1995

    10.13        Restricted Subsidiary Guarantee dated as of          AmeriGas       Form 10-Q           10.5
                 April 19, 1995 by AmeriGas Propane, L.P. for      Partners, L.P.    (3/31/95)
                 the benefit of Bank of America National Trust
                 and Savings Association, as Collateral Agent

    10.14        Trademark License Agreement dated April 19,          AmeriGas       Form 10-Q           10.6
                 1995 among UGI Corporation, AmeriGas, Inc.,       Partners, L.P.    (3/31/95)
                 AmeriGas Propane, Inc., AmeriGas Partners,
                 L.P. and AmeriGas Propane, L.P.

    10.15        Trademark License Agreement dated April 19,          AmeriGas       Form 10-Q           10.7
                 1995 among AmeriGas Propane, Inc., AmeriGas       Partners, L.P.    (3/31/95)
                 Partners, L.P. and AmeriGas Propane, L.P.

---------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                     EXHIBIT                            REGISTRANT         FILING           EXHIBIT
---------------------------------------------------------------------------------------------------------------
    10.16        Stock Purchase Agreement dated May 27, 1989,        Petrolane     Registration on      10.16(a)
                 as amended and restated July 31, 1989, between    Incorporated/   Form S-1 (No.
                 Texas Eastern Corporation and QFB Partners        AmeriGas, Inc.   33-69450)

    10.17        Amended and Restated Sublease Agreement dated          UGI           Form 10-K          10.35
                 April 1, 1988, between Southwest Salt Co. and      Corporation       (9/30/94)
                 AP Propane, Inc. (the "Southwest Salt Co.
                 Agreement")

    10.18        Letter dated July 8, 1998 pursuant to Article          UGI           Form 10-K          10.5
                 1, Section 1.2 of the Southwest Salt Co.           Corporation       (9/30/99)
                 Agreement re:  option to renew for period of
                 June 1, 2000 to May 31, 2005

    10.19        Financing Agreement dated as of November 5,          AmeriGas        Form 10-K          10.12
                 1997 between AmeriGas Propane, Inc. and           Partners, L.P.     (9/30/97)
                 AmeriGas Propane, L.P.

    10.20        Agreement by Petrolane Incorporated and             Petrolane        Form 10-K          10.13
                 certain of its subsidiaries parties thereto        Incorporated      (9/23/94)
                 ("Subsidiaries") for the Sale of the
                 Subsidiaries' Inventory and Assets to the
                 Goodyear Tire & Rubber Company and D.C.H.,
                 Inc., as Purchaser, dated as of December 18,
                 1985

   10.21**       UGI Corporation 1992 Stock Option and Dividend         UGI           Form 10-Q          10(ee.)
                 Equivalent Plan, as amended May 19, 1992           Corporation       (6/30/92)

   10.22**       UGI Corporation Annual Bonus Plan dated March          UGI           Form 10-Q          10.4
                 8, 1996                                            Corporation       (6/30/96)

   10.23**       AmeriGas Propane, Inc. Annual Bonus Plan             AmeriGas        Form 10-K          10.17
                 effective October 1, 1998                         Partners, L.P.     (9/30/99)

   10.24**       1997 Stock Purchase Loan Plan                          UGI           Form 10-K          10.16
                                                                    Corporation       (9/30/97)

   10.25**       UGI Corporation Senior Executive Employee              UGI           Form 10-K          10.12
                 Severance Pay Plan effective January 1, 1997       Corporation       (9/30/97)

   10.26**       AmeriGas Propane, Inc. Executive Employee            AmeriGas        Form 10-Q          10.1
                 Severance Pay Plan effective January 1, 1997      Partners, L.P.     (12/31/96)

   10.27**       Amendment No. 1 to AmeriGas Propane, Inc.            AmeriGas        Form 10-Q           10
                 Executive Employee Severance Pay Plan             Partners, L.P.     (6/30/98)

   10.28**       UGI Corporation 1992 Non-Qualified Stock               UGI           Form 10-K          10.39
                 Option Plan, as Amended                            Corporation       (9/30/00)

  *10.29**       Form of AmeriGas Propane, Inc. 2000 Long-Term
                 Incentive Plan

   10.30**       UGI Corporation 2000 Stock Incentive Plan              UGI           Form 10-Q          10.1
                                                                    Corporation       (6/30/99)

---------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                     EXHIBIT                           REGISTRANT          FILING          EXHIBIT
---------------------------------------------------------------------------------------------------------------
   10.31**       AmeriGas Propane, Inc. Supplemental Executive        AmeriGas        Form 10-K          10.27
                 Retirement Plan effective October 1, 1996         Partners, L.P.     (9/30/97)

   10.32**       UGI Corporation 1997 Stock Option and Dividend         UGI           Form 10-Q          10.2
                 Equivalent Plan                                    Corporation       (3/31/97)

   10.33**       UGI Corporation Supplemental Executive                 UGI           Form 10-Q           10
                 Retirement Plan Amended and Restated effective     Corporation       (6/30/98)
                 October 1, 1996

   10.34**       Description of Change of Control arrangements          UGI           Form 10-K          10.33
                 for Messrs. Greenberg and Bovaird                  Corporation       (9/30/99)

   10.35**       Description of Change of Control arrangements       AmeriGas         Form 10-K          10.31
                 for Messrs. Bissell, Grady and Knauss             Partners, L.P.     (9/30/99)

   10.36         Purchase Agreement by and among Columbia             AmeriGas         Form 8-K          10.1
                 Energy Group, Columbia Propane Corporation,       Partners, L.P.      (8/8/01)
                 CP Holdings, Inc., Columbia Propane, L.P.,
                 AmeriGas Propane, L.P., AmeriGas Partners, L.P.
                 and AmeriGas Propane, Inc. dated as of
                 January 30, 2001 and amended and restated
                 August 7, 2001

   10.37         Purchase Agreement by and among Columbia             National         Form 8-K          10.5
                 Propane, L.P., CP Holdings, Inc., Columbia           Propane          (4/19/99)
                 Propane Corporation, National Propane             Partners, L.P.
                 Partners, L.P., National Propane Corporation,
                 National Propane SPG, Inc., and Triarc
                 Companies, Inc. dated as of April 5, 1999

   10.38         Capital Contribution Agreement dated as of           AmeriGas         Form 8-K          10.2
                 August 21, 2001 by and between Columbia           Partners, L.P.      (8/21/01)
                 Propane, L.P. and AmeriGas Propane, L.P.
                 acknowledged and agreed to by CP Holdings, Inc.

  *10.39         Promissory Note by National Propane L.P., a
                 Delaware limited partnership in favor of
                 Columbia Propane Corporation dated July 19,
                 1999

  *10.40         Loan Agreement dated July 19, 1999, between
                 National Propane, L.P. and Columbia Propane
                 Corporation

  *10.41         First Amendment dated August 21, 2001 to Loan
                 Agreement dated July 19, 1999 between National
                 Propane, L.P. and Columbia Propane Corporation

  *10.42         Columbia Energy Group Payment Guaranty dated
                 April 5, 1999

  *10.43 Ground Lease dated August 13, 2001 by and between Reading Terminals Corporation and
                 Columbia Propane Corporation

---------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------
 EXHIBIT NO.                     EXHIBIT                           REGISTRANT         FILING           EXHIBIT
---------------------------------------------------------------------------------------------------------------
   *10.44        Master Lease dated August 20, 2001 between
                 AmeriGas Propane, L.P. and Columbia Propane,
                 L.P.

   *10.45        Master Sublease dated August 20, 2001 between
                 AmeriGas Propane, L.P. and Columbia Propane,
                 L.P.

   *10.46        Keep Well Agreement by and between AmeriGas
                 Propane, L.P. and Columbia Propane Corporation dated August 21, 2001

   *10.47        Management Services Agreement effective as of
                 August 21, 2001 between AmeriGas Propane, Inc.
                 and AmeriGas Eagle Holdings, Inc., the general partner of AmeriGas Eagle Propane, L.P.

     *13         Pages 10 through 23 of the AmeriGas Partners,
                 L.P. Annual Report for the year ended
                 September 30, 2001

     *21         Subsidiaries of AmeriGas Partners, L.P.

     *23         Consent of Arthur Andersen LLP

*     Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.


(b)   Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2001:

    DATE        ITEM NUMBER(S)                            CONTENT
   7/23/01            5           Advance Notice of Webcast of regular earnings conference call

   8/8/01           5,7,9         Amended and Restated Purchase Agreement dated as of 8/7/01 by and among Columbia Energy Group, Columbia Propane
                                  Corporation, CP Holdings, Inc., Columbia Propane, L.P., AmeriGas
                                  Propane, L.P., AmeriGas Partners, L.P., and AmeriGas Propane, Inc.

   8/9/01             9           Amendment to Item 9 on Report on Form 8-K dated 8/8/01

   8/21/01           2,7          Completion of Acquisition; Registration Rights Agreement dated
                                  August 21, 2001 and Capital Contribution Agreement dated
                                  August 21, 2001

   8/21/01            7           Financial Statements of Columbia Propane Corporation and
                                  Subsidiaries and Pro Forma information

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERIGAS PARTNERS, L.P.


Date:  December 10, 2001                    By: AmeriGas Propane, Inc.
                                                its General Partner




                                            By: Martha B. Lindsay
                                                -------------------------------
                                                Martha B. Lindsay
                                                Vice President - Finance
                                                and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 2001 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

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

Richard R. Eynon                              Controller and
---------------------------------             Chief Accounting Officer
Richard R. Eynon                              (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 2001 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

         SIGNATURE                                          TITLE
         ---------                                          -----


Thomas F. Donovan                                          Director
----------------------------
Thomas F. Donovan

Richard C. Gozon                                           Director
----------------------------
Richard C. Gozon

William J. Marrazzo                                        Director
----------------------------
William J. Marrazzo

James W. Stratton                                          Director
----------------------------
James W. Stratton

Stephen A. Van Dyck                                        Director
----------------------------
Stephen A. Van Dyck

Roger B. Vincent                                           Director
----------------------------
Roger B. Vincent

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERIGAS FINANCE CORP.



Date:  December 10, 2001                    By: Martha B. Lindsay
                                                -------------------------------
                                                Martha B. Lindsay
                                                Vice President - Finance
                                                and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Richard R. Eynon                              Controller and Chief Accounting
------------------------------                Officer (Principal Accounting
Richard R. Eynon                              Officer)


Brendan P. Bovaird                            Director
-----------------------------
Brendan P. Bovaird

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERIGAS EAGLE FINANCE CORP.



Date:  December 10, 2001                    By: Martha B. Lindsay
                                                -------------------------------
                                                Martha B. Lindsay
                                                Vice President - Finance
                                                and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Richard R. Eynon                              Controller and Chief Accounting
------------------------------                Officer (Principal Accounting
Richard R. Eynon                              Officer)


Brendan P. Bovaird                            Director
-----------------------------
Brendan P. Bovaird

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AP EAGLE FINANCE CORP.



Date:  December 10, 2001                    By: Martha B. Lindsay
                                                -------------------------------
                                                Martha B. Lindsay
                                                Vice President - Finance
                                                and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Richard R. Eynon                              Controller and Chief Accounting
------------------------------                Officer (Principal Accounting
Richard R. Eynon                              Officer)


Brendan P. Bovaird                            Director
-----------------------------
Brendan P. Bovaird

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
                          AMERIGAS EAGLE FINANCE CORP.
                             AP EAGLE FINANCE CORP.


                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 2001

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 16, 2001, listed in the following index, are included in AmeriGas Partners' 2001 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 2001 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                                       Annual Report
                                                                                  Form 10-K           to Unitholders
                                                                                    (page)                (page)
                                                                                    ------                ------
AmeriGas Partners, L.P. and Subsidiaries

Financial Statements:

     Report of Independent Public Accountants                                      Exhibit 13                23

          Consolidated Balance Sheets as of September 30,
               2001 and 2000                                                       Exhibit 13               10

          Consolidated Statements of Operations for the years
               ended September 30, 2001, 2000 and 1999                             Exhibit 13               11

          Consolidated Statements of Cash Flows for the years
               ended September 30, 2001, 2000 and 1999                             Exhibit 13               12

          Consolidated Statements of Partners' Capital for the
               years ended September 30, 2001, 2000 and 1999                       Exhibit 13               13

          Notes to Consolidated Financial Statements                               Exhibit 13              14-22

Financial Statements Schedules:

      I-    Condensed Financial Information of Registrant
              (Parent Company)                                                    S-1 to S-3

     II-    Valuation and Qualifying Accounts                                     S-4 to S-5

            Report of Independent Public Accountants
            on Financial Statement Schedules                                          S-6

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                      Form 10-K
                                                                        (page)

AmeriGas Finance Corp.

      Report of Independent Public Accountants                            F-5

      Balance Sheets as of September 30, 2001 and 2000                    F-6

      Statements of Stockholder's Equity for the years ended
           September 30, 2001, 2000 and 1999                              F-7

      Note to Financial Statements                                        F-8

AmeriGas Eagle Finance Corp.

      Report of Independent Public Accountants                           F-10

      Balance Sheet as of September 30, 2001                             F-11

      Statements of Stockholder's Equity for the period
           from February 22, 2001 (inception) through
           September 30, 2001                                            F-12

      Note to Financial Statements                                       F-13

AP Eagle Finance Corp.

      Report of Independent Public Accountants                           F-15

      Balance Sheet as of September 30, 2001                             F-16

      Statements of Stockholder's Equity for the period
           from April 12, 2001 (inception) through
           September 30, 2001                                            F-17


      Note to Financial Statements                                       F-18


We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                             AMERIGAS FINANCE CORP.


                              FINANCIAL STATEMENTS
              for the years ended September 30, 2001, 2000 and 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AmeriGas Finance Corp.:


We have audited the accompanying balance sheets of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2001 and 2000, and the related statements of stockholder's equity for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriGas Finance Corp. as of September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS


                                                              September 30,
                                                              -------------
ASSETS                                                       2001        2000
------                                                       ----        ----
   Cash                                                     $1,000     $1,000
                                                            ------     ------
           Total assets                                     $1,000     $1,000
                                                            ======     ======
STOCKHOLDER'S  EQUITY
---------------------

   Common stock, $.01 par value; 100 shares authorized;
           100 shares issued and outstanding                $    1     $    1
   Additional paid-in capital                                  999        999
                                                            ------     ------
           Total stockholder's equity                       $1,000     $1,000
                                                            ======     ======


See accompanying note to financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                     Additional
                                           Common     Paid-in      Retained
                                           Stock      Capital      Earnings
                                           -----      -------      --------
BALANCE SEPTEMBER 30, 1999                  $1          $999          $-
                                            --          ----          --
BALANCE SEPTEMBER 30, 2000                   1           999           -
                                            --          ----          --
BALANCE SEPTEMBER 30, 2001                  $1          $999          $-
                                            ==          ====          ==



See accompanying note to financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


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

                          AMERIGAS EAGLE FINANCE CORP.


                              FINANCIAL STATEMENTS
                for the period from February 22, 2001 (inception)
                           through September 30, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AmeriGas Eagle Finance Corp.:


We have audited the accompanying balance sheet of AmeriGas Eagle Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2001, and the related statements of stockholder's equity for the period from February 22, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriGas Eagle Finance Corp. as of September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                  BALANCE SHEET


                                                                  September 30,
                                                                       2001
                                                                       ----
ASSETS

      Cash                                                             $1,000
                                                                       ------
              Total assets                                             $1,000
                                                                       ======

STOCKHOLDER'S EQUITY

      Common stock, $.01 par value; 100 shares authorized;
              100 shares issued and outstanding                        $    1
      Additional paid-in capital                                          999
                                                                       ------
              Total stockholder's equity                               $1,000
                                                                       ======


See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                        Additional
                                             Common      Paid-in       Retained
                                             Stock       Capital       Earnings
                                             -----       -------       --------
BALANCE FEBRUARY 22, 2001                      $-         $  -            $-

Issuance of AmeriGas Eagle Finance Corp.
     Common Stock                               1          999             -
                                               --         ----            --
BALANCE SEPTEMBER 30, 2001                     $1         $999            $-
                                               ==         ====            ==


See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

AmeriGas Eagle Finance Corp. (Eagle Finance), a Delaware corporation, was formed on February 22, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On April 4, 2001, AmeriGas Partners issued $60,000,000 face value of 10% Senior Notes due April 2006. Eagle Finance serves as a co-obligor of these notes.

AmeriGas Partners owns all 100 shares of Eagle Finance common stock outstanding.

                             AP EAGLE FINANCE CORP.


                              FINANCIAL STATEMENTS
                 for the period from April 12, 2001 (inception)
                           through September 30, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AP Eagle Finance Corp.:


We have audited the accompanying balance sheet of AP Eagle Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2001, and the related statements of stockholder's equity for the period from April 12, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AP Eagle Finance Corp. as of September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                  BALANCE SHEET


                                                               September 30,
                                                                   2001
                                                                   ----
ASSETS

    Cash                                                          $1,000
                                                                  ------
            Total assets                                          $1,000
                                                                  ======

STOCKHOLDER'S  EQUITY

    Common stock, $.01 par value; 100 shares authorized;
            100 shares issued and outstanding                     $    1
    Additional paid-in capital                                       999
                                                                  ------
            Total stockholder's equity                            $1,000
                                                                  ======


See accompanying note to financial statements.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                     Additional
                                          Common       Paid-in     Retained
                                           Stock       Capital     Earnings
                                           -----       -------     --------
BALANCE APRIL 12, 2001                       $-          $  -         $-

Issuance of AP Eagle Finance Corp.
     Common Stock                             1           999          -
                                             --          ----         --
BALANCE SEPTEMBER 30, 2001                   $1          $999         $-
                                             ==          ====         ==


See accompanying note to financial statements.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

AP Eagle Finance Corp. (AP Eagle Finance), a Delaware corporation, was formed on April 12, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On August 21, 2001, AmeriGas Partners issued $200,000,000 face value of 8.875% Senior Notes due May 2011. AP Eagle Finance serves as a co-obligor of these notes.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)


                                                           September 30,
                                                           -------------
                                                        2001            2000
                                                        ----            ----
ASSETS

Cash                                                 $       2       $      --
Accounts receivable                                      8,246           5,063
Investment in AmeriGas Propane, L.P.                   557,122         253,606
Deferred charges                                        11,511           1,998
                                                     ---------       ---------
      Total assets                                   $ 576,881       $ 260,667
                                                     =========       =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                     $   3,985       $      55
Accrued interest                                         9,662           4,641
                                                     ---------       ---------
      Total current liabilities                         13,647           4,696

Long-term debt                                         359,729         100,000

Partners' capital:
      Common unitholders                               187,001         118,872
      Subordinated unitholders                          28,513          35,542
      General partner                                    2,174           1,557
      Accumulated other comprehensive income           (14,183)             --
                                                     ---------       ---------
      Total partners' capital                          203,505         155,971
                                                     ---------       ---------
      Total liabilities and partners' capital        $ 576,881       $ 260,667
                                                     =========       =========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)


                                                                                  Year
                                                                                 Ended
                                                                              September 30,
                                                              -------------------------------------------
                                                                  2001            2000              1999
                                                                  ----            ----              ----
Operating expenses                                             $     (4)        $    (53)        $     (2)
Interest expense                                                (15,722)         (10,430)         (10,430)
                                                               --------         --------         --------
Loss before equity in income of AmeriGas Propane, L.P.          (15,726)         (10,483)         (10,432)

Equity in  income before accounting changes
   of AmeriGas Propane, L.P.                                     68,741           25,679           36,067
                                                               --------         --------         --------
Income before equity in accounting changes
   of unconsolidated subsidiaries                                53,015           15,196           25,635

Equity in accounting changes  of AmeriGas Propane, L.P.          12,494               --               --
                                                               --------         --------         --------
Net income                                                     $ 65,509         $ 15,196         $ 25,635
                                                               ========         ========         ========

General partner's interest in net income                       $    655         $    152         $    256
                                                               ========         ========         ========
Limited partners' interest in net income                       $ 64,854         $ 15,044         $ 25,379
                                                               ========         ========         ========
Income per limited partner unit - basis and diluted:
   Income before accounting changes                            $   1.18         $   0.36         $   0.61
   Cumulative effect of accounting changes, net                    0.28               --               --
                                                               --------         --------         --------
   Net income                                                  $   1.46         $   0.36         $   0.61
                                                               ========         ========         ========
Average limited partner units outstanding - basic
   and diluted (thousands)                                       44,453           41,969           41,918
                                                               ========         ========         ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                               Year
                                                                               Ended
                                                                            September 30,
                                                           ---------------------------------------------
                                                              2001              2000              1999
                                                              ----              ----              ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                            $  65,509         $  15,196         $  25,635
     Reconciliation of net income to net cash from
       operating activities:
        Equity in income of AmeriGas Propane, L.P.           (81,235)          (25,679)          (36,067)
        Other, net                                            (2,617)              306               305
        Increase (decrease) in accounts receivable            (3,183)               --                30
        Increase (decrease) in current liabilities             8,951                53               (28)
                                                           ---------         ---------         ---------
          Net cash used by operating activities              (12,575)          (10,124)          (10,125)
                                                           ---------         ---------         ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Contributions to AmeriGas Propane, L.P.                (294,357)               --               (16)
     Distributions from AmeriGas Propane, L.P.               111,744           103,390           103,255
                                                           ---------         ---------         ---------
          Net cash provided by investing activities         (182,613)          103,390           103,239
                                                           ---------         ---------         ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                           (98,435)          (93,266)          (93,130)
     Issuance of long-term debt                              252,833                --                --
     Proceeds from issuance of Common Units                   39,836                --                --
     Capital contribution from General Partner                   956                --                16
                                                           ---------         ---------         ---------
          Net cash provided (used) by
            financing activities                             195,190           (93,266)          (93,114)
                                                           ---------         ---------         ---------

Change in cash and cash equivalents                        $       2         $      --         $      --
                                                           =========         =========         =========
CASH  AND  CASH  EQUIVALENTS:
     End of period                                         $       2         $      --         $      --
     Beginning of period                                          --                --                --
                                                           ---------         ---------         ---------
          Change                                           $       2         $      --         $      --
                                                           =========         =========         =========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)


                                                                          Charged
                                                         Balance at      (credited)                          Balance at
                                                         beginning      to costs and                           end of
                                                          of year         expenses            Other             year
                                                          -------         --------            -----             ----
YEAR ENDED SEPTEMBER 30, 2001

Reserves deducted from assets in
   the consolidated balance sheet:

     Allowance for doubtful accounts                       $ 6,529          $7,497         $ (3,234)(1)        $10,792
                                                           =======                                             =======
     Allowance for amortization of deferred
         financing costs                                   $ 8,835          $2,024         $     --            $10,859
                                                           =======                                             =======
Other reserves:

     Self-insured property and casualty liability          $32,840         $14,281         $(14,055)(2)        $33,066
                                                           =======                                             =======
     Insured property and casualty liability               $ 2,068          $ (602)        $     --            $ 1,466
                                                           =======                                             =======
     Environmental and other                               $10,562          $  (55)        $ (1,276)(2)        $ 9,231
                                                           =======                                             =======

YEAR ENDED SEPTEMBER 30, 2000

Reserves deducted from assets in
   the consolidated balance sheet:

     Allowance for doubtful accounts                       $ 5,998         $ 5,476         $ (4,945)(1)        $ 6,529
                                                           =======                                             =======
     Allowance for amortization of other
         deferred costs                                    $ 1,371         $    99         $ (1,470)(3)        $     -
                                                           =======                                             =======
     Allowance for amortization of deferred
         financing costs                                   $ 7,063         $ 1,772         $      -            $ 8,835
                                                           =======                                             =======
Other reserves:

     Self-insured property and casualty liability          $34,607         $12,138         $(13,905)(2)        $32,840
                                                           =======                                             =======
     Insured property and casualty liability               $ 5,068         $(3,000)        $      -            $ 2,068
                                                           =======                                             =======
     Environmental and other                               $12,165         $  (500)        $ (1,143)(2)        $10,562
                                                           =======                                             =======
                                                                                                 40 (3)

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)


                                                                       Charged
                                                       Balance at     (credited)                         Balance at
                                                       beginning      to costs and                         end of
                                                        of year        expenses           Other             year
                                                        -------        --------           -----             ----
YEAR ENDED SEPTEMBER 30, 1999

Reserves deducted from assets in
  the consolidated balance sheet:

     Allowance for doubtful accounts                     $ 6,432        $ 3,528        $ (3,962)(1)        $ 5,998
                                                         =======                                           =======
     Allowance for amortization of other
         deferred costs                                  $   584        $   787        $     --            $ 1,371
                                                         =======                                           =======
     Allowance for amortization of deferred
         financing costs                                 $ 5,407        $ 1,656        $     --            $ 7,063
                                                         =======                                           =======
Other reserves:

     Self-insured property and casualty liability        $41,842        $10,952        $(18,187)(2)        $34,607
                                                         =======                                           =======
     Insured property and casualty liability             $ 4,300        $   768        $     --            $ 5,068
                                                         =======                                           =======
     Environmental and other                             $13,167        $    --        $ (1,161)(2)        $12,165
                                                         =======                                           =======
                                                                                            159(3)


(1)  Uncollectible accounts written off, net of recoveries.
(2)  Payments, net of any refunds
(3)  Other adjustments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the AmeriGas Partners, L.P. annual report to unitholders for the year ended September 30, 2001, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 2001. Our report on the financial statements includes an explanatory paragraph with respect to the changes in the method of accounting for tank installation costs and nonrefundable tank fees and the adoption of SFAS No. 133 as discussed in notes 2 and 4 to the financial statements. Our audits were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedules listed in the index on pages F-2 and F-3 are the responsibility of the management of AmeriGas Propane, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
November 16, 2001

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
EXHIBIT NO.                            DESCRIPTION
--------------------------------------------------------------------------------
    3.8           Amended and Restated Agreement of Limited Partnership of
                  AmeriGas Eagle Propane, L.P. dated July 19, 1999

    3.9           Amended and Restated Agreement of Limited Partnership of
                  AmeriGas Propane, L.P. dated as of April 12, 1995

    4.8 Fifth Amendment dated as of August 1, 2001 to Note Agreement dated as of April 12, 1995

   10.6           Fifth Amendment dated as of July 31, 2001 to Amended and
                  Restated Credit Agreement

   10.8           First Amendment dated as of July 31, 2001 to Intercreditor and
                  Agency Agreement dated as of April 19, 1995

   10.10          First Amendment dated as of July 31, 2001 to General Security
                  Agreement dated as of April 19, 1995

   10.12          First Amendment dated as of July 31, 2001 to Subsidiary
                  Security Agreement dated as of April 19, 1995

   10.29          Form of AmeriGas Propane, Inc. 2000 Long Term Incentive Plan

   10.39 Promissory Note by National Propane, L.P. a Delaware limited partnership in favor of Columbia Propane Corporation dated
                  July 19, 1999

   10.40          Loan Agreement dated July 19, 1999 between National Propane,
                  L.P. and Columbia Propane Corporation

   10.41          First Amendment dated August 21, 2001 to Loan Agreement dated
                  July 19, 1999 between National Propane, L.P. and Columbia
                  Propane Corporation

   10.42          Columbia Energy Group Payment Guaranty dated April 5, 1999

   10.43          Ground Lease dated August 13, 2001 by and between Reading
                  Terminals Corporation and Columbia Propane Corporation

   10.44          Master Lease dated August 20, 2001 between AmeriGas Propane,
                  L.P. and Columbia Propane, L.P.

   10.45          Master Sublease dated August 20, 2001 between AmeriGas
                  Propane, L.P. and Columbia Propane, L.P.

   10.46          Keep Well Agreement by and between AmeriGas Propane, L.P. and
                  Columbia Propane Corporation dated August 21, 2001

   10.47 Management Services Agreement effective as of August 21, 2001 between AmeriGas Propane, Inc. and AmeriGas Eagle Holdings,
                  Inc., the general partner of AmeriGas Eagle Propane, L.P.

    13            Pages 10 to 23 of the AmeriGas Partners, L.P. 2001 Annual
                  Report for year ended September 30, 2001

    21            Subsidiaries of AmeriGas Partners, L.P.

    23            Consent of Arthur Andersen LLP