Form 10-K/A
period 2001-09-30
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2002-01-28
CIK 932628, 1161868, 1161869, 945792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

        The undersigned registrants hereby amend Item 13 of their Annual Report on Form 10-K for the fiscal year ended September 30, 2001 to (i) quantify the compensation reimbursement to the General Partner described in the first paragraph, (ii) amend the Credit Facility interest rate shown in the second paragraph and (iii) amend the dollar amount contained in the last sentence as follows:

PART III:  MANAGEMENT AND SECURITY HOLDERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For fiscal year 2001, these costs totaled approximately $208 million.

        The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until September 15, 2002, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,972 in fiscal year 2001. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from October 19, 2001 to October 23, 2001 was 3.82%, representing a 2.57% one-month Offshore Rate, plus an Applicable Margin of 1.25%. See Note 6 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

        The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with general liability, automobile and workers' compensation insurance for up to $500,000 over the Partnership's self-insured retention. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business--Trade Names; Trade and Service Marks," UGI and the General Partner have licensed the trade names "AmeriGas" and "America's Propane Company" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2001, the Partnership paid UGI and its affiliates, including the General Partner, approximately $7.1 million for the services and expense reimbursements referred to in this paragraph.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERIGAS PARTNERS, L.P.


Date:  January 28, 2002                   By:    AmeriGas Propane, Inc.
                                                 its General Partner


                                          By:    Martha B. Lindsay
                                                 ----------------------------
                                                 Martha B. Lindsay
                                                 Vice President - Finance
                                                 and Chief Financial Officer


                                          AMERIGAS FINANCE CORP.


                                          By:    Martha B. Lindsay
                                                 ----------------------------
                                                 Martha B. Lindsay
                                                 Vice President - Finance
                                                 and Chief Financial Officer

                                          AMERIGAS EAGLE FINANCE CORP.


                                          By:    Martha B. Lindsay
                                                 ----------------------------
                                                 Martha B. Lindsay
                                                 Vice President - Finance
                                                 and Chief Financial Officer



                                          AP EAGLE FINANCE CORP.


                                          By:    Martha B. Lindsay
                                                 ----------------------------
                                                 Martha B. Lindsay
                                                 Vice President - Finance
                                                 and Chief Financial Officer