Form 10-Q
period 2001-12-31
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2002-02-14
CIK 932628, 1161868, 1161869, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

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

                                 (610) 337-7000
              (Registrants' telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         At January 31, 2002, the registrants had units and shares of common stock outstanding as follows:

         AmeriGas Partners, L.P. -       39,539,286 Common Units
                                          9,891,072 Subordinated Units
         AmeriGas Finance Corp. -               100 shares
         AmeriGas Eagle Finance Corp. -         100 shares
         AP Eagle Finance Corp. -               100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                      PAGES
  PART I FINANCIAL INFORMATION


    Item 1.  Financial Statements

             AmeriGas Partners, L.P.

                Condensed Consolidated Balance Sheets as of December 31, 2001,
                  September 30, 2001 and December 31, 2000                              1

                Condensed Consolidated Statements of Operations for the three
                  and twelve months ended December 31, 2001 and 2000                    2

                Condensed Consolidated Statements of Cash Flows for the three
                  and twelve months ended December 31, 2001 and 2000                    3

                Condensed Consolidated Statement of Partners' Capital for the
                  three months ended December 31, 2001                                  4

                Notes to Condensed Consolidated Financial Statements                  5 - 11

             AmeriGas Finance Corp.

                Balance Sheets as of December 31, 2001 and September 30, 2001          12

                Note to Balance Sheets                                                 13

             AmeriGas Eagle Finance Corp.

                Balance Sheets as of December 31, 2001 and September 30, 2001          14

                Note to Balance Sheets                                                 15

             AP Eagle Finance Corp.

                Balance Sheets as of December 31, 2001 and September 30, 2001          16

                Note to Balance Sheets                                                 17

                                                                                      PAGES
    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                18 - 23

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk              24 - 25


PART II OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K                                          26

    Signatures                                                                       27 - 28

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                        December 31,    September 30,   December 31,
                                                                           2001             2001           2000
                                                                        ------------    -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $   19,158      $   32,489      $   20,517
     Accounts receivable (less allowances for doubtful accounts
         of  $12,100, $10,792 and $7,563, respectively)                     134,668         102,392         214,577
     Accounts receivable - related parties                                    6,774           3,352              27
     Inventories                                                             72,346          73,072          77,072
     Prepaid expenses and other current assets                               17,087          18,955          34,680
                                                                         ----------      ----------      ----------
           Total current assets                                             250,033         230,260         346,873

Property, plant and equipment (less accumulated depreciation and
     amortization of $362,788, $347,898 and $312,150, respectively)         625,329         627,640         451,608
Goodwill and excess reorganization value                                    589,878         589,878         608,787
Intangible assets (less accumulated amortization of $6,275,
     $5,364 and $3,856, respectively)                                        25,959          26,870           7,256
Other assets                                                                 23,004          21,774          10,858
                                                                         ----------      ----------      ----------
           Total assets                                                  $1,514,203      $1,496,422      $1,425,382
                                                                         ==========      ==========      ==========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                $   66,534      $   87,178      $   64,423
     Bank loans                                                               8,000              --          37,000
     Accounts payable - trade                                               108,042          73,692         155,739
     Accounts payable - related parties                                       4,006           3,623           1,637
     Customer deposits                                                       42,527          48,540          25,451
     Other current liabilities                                               99,350         112,657          62,642
                                                                         ----------      ----------      ----------
           Total current liabilities                                        328,459         325,690         346,892

Long-term debt                                                              902,106         918,726         791,322
Other noncurrent liabilities                                                 42,791          42,860          41,806

Commitments and contingencies (note 7)

Minority interests                                                            5,876           5,641           3,490

Partners' capital                                                           234,971         203,505         241,872
                                                                         ----------      ----------      ----------
           Total liabilities and partners' capital                       $1,514,203      $1,496,422      $1,425,382
                                                                         ==========      ==========      ==========



See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)


                                                                     Three Months Ended                  Twelve Months Ended
                                                                         December 31,                        December 31,
                                                                         ------------                        ------------
                                                                    2001             2000               2001              2000
                                                                    ----             ----               ----              ----
Revenues:
  Propane                                                       $   339,148       $   405,360       $ 1,256,722       $ 1,158,509
  Other                                                              32,237            27,108           100,559            92,967
                                                                -----------       -----------       -----------       -----------
                                                                    371,385           432,468         1,357,281         1,251,476
                                                                -----------       -----------       -----------       -----------

Costs and expenses:
  Cost of sales - propane                                           182,887           253,552           727,501           695,764
  Cost of sales - other                                              13,548            11,223            40,134            38,598
  Operating and administrative expenses                             115,868            93,772           402,089           346,988
  Depreciation and amortization                                      16,186            18,303            72,643            69,413
  Other (income) loss, net                                              916            (1,223)           (4,015)           (8,615)
                                                                -----------       -----------       -----------       -----------
                                                                    329,405           375,627         1,238,352         1,142,148
                                                                -----------       -----------       -----------       -----------

Operating income                                                     41,980            56,841           118,929           109,328
Interest expense                                                    (22,746)          (19,989)          (83,153)          (76,773)
                                                                -----------       -----------       -----------       -----------
Income before income taxes                                           19,234            36,852            35,776            32,555
Income tax (expense) benefit                                           (538)              (55)             (156)              278
Minority interests                                                     (299)             (397)             (608)             (436)
                                                                -----------       -----------       -----------       -----------
Income before accounting changes                                     18,397            36,400            35,012            32,397
Cumulative effect of accounting changes                                  --            12,494                --            12,494
                                                                -----------       -----------       -----------       -----------
Net income                                                      $    18,397       $    48,894       $    35,012       $    44,891
                                                                ===========       ===========       ===========       ===========

General partner's interest in net income                        $       184       $       489       $       350       $       449
                                                                ===========       ===========       ===========       ===========
Limited partners' interest in net income                        $    18,213       $    48,405       $    34,662       $    44,442
                                                                ===========       ===========       ===========       ===========

Income per limited partner unit - basic and diluted:
  Income before accounting changes                              $      0.38       $      0.82       $      0.76       $      0.76
  Cumulative effect of accounting changes                                --              0.28                --              0.29
                                                                -----------       -----------       -----------       -----------
  Net income                                                    $      0.38       $      1.10       $      0.76       $      1.05
                                                                ===========       ===========       ===========       ===========
Average limited partner units outstanding:
  Basic                                                              47,408            43,862            45,345            42,446
                                                                ===========       ===========       ===========       ===========
  Diluted                                                            47,482            43,862            45,363            42,446
                                                                ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                  Three Months Ended             Twelve Months Ended
                                                                     December 31,                    December 31,
                                                                     ------------                    ------------
                                                                 2001            2000            2001            2000
                                                              ---------       ---------       ---------       ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income                                                  $  18,397       $  48,894       $  35,012       $  44,891
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Cumulative effect of accounting changes                      --         (12,494)             --         (12,494)
        Depreciation and amortization                            16,186          18,303          72,643          69,413
        Other, net                                               (1,491)          4,380          (2,951)          1,164
                                                              ---------       ---------       ---------       ---------
                                                                 33,092          59,083         104,704         102,974
        Net change in:
            Accounts receivable                                 (36,372)       (119,629)         88,150         (99,767)
            Inventories and prepaid propane purchases               726         (12,184)         16,548         (11,734)
            Accounts payable                                     34,036          80,589         (52,064)         85,976
            Other current assets and liabilities                (23,039)        (12,640)          8,897           5,911
                                                              ---------       ---------       ---------       ---------
    Net cash provided (used) by operating activities              8,443          (4,781)        166,235          83,360
                                                              ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                (14,569)         (8,937)        (43,522)        (34,202)
  Proceeds from disposals of assets                               2,415           1,546           6,216           7,179
  Acquisitions of businesses, net of cash acquired                   --            (147)       (205,424)        (53,394)
                                                              ---------       ---------       ---------       ---------
        Net cash used by investing activities                   (12,154)         (7,538)       (242,730)        (80,417)
                                                              ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                 (26,112)        (24,609)        (99,938)        (94,559)
  Minority interest activity                                        (15)            164           2,195            (653)
  Increase (decrease) in bank loans                               8,000           7,000         (29,000)        (13,000)
  Issuance of long-term debt                                         --              --         252,833         150,000
  Repayment of long-term debt                                   (36,417)           (757)       (146,427)        (82,096)
  Proceeds from issuance of Common Units                         44,475          39,836          44,475          39,836
  Proceeds from sale of AmeriGas OLP interest                        --              --          50,000              --
  Capital contributions from General Partner                        449             407             998             407
                                                              ---------       ---------       ---------       ---------
        Net cash (used) provided by financing activities         (9,620)         22,041          75,136             (65)
                                                              ---------       ---------       ---------       ---------


Cash and cash equivalents increase (decrease)                 $ (13,331)      $   9,722       $  (1,359)      $   2,878
                                                              =========       =========       =========       =========

CASH  AND  CASH  EQUIVALENTS:
 End of period                                                $  19,158       $  20,517       $  19,158       $  20,517
 Beginning of period                                             32,489          10,795          20,517          17,639
                                                              ---------       ---------       ---------       ---------
  Increase(decrease)                                          $ (13,331)      $   9,722       $  (1,359)      $   2,878
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

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)



                                                                                                            Accumulated
                                                   Number of units                                             other       Total
                                                   ---------------                               General   comprehensive  partners'
                                              Common     Subordinated   Common     Subordinated  partner   income (loss)   capital
                                              ------     ------------   ------     ------------  -------   -------------   -------
BALANCE SEPTEMBER 30, 2001                  36,761,239     9,891,072   $ 187,001   $    28,513   $ 2,174   $   (14,183)   $ 203,505
  Net income                                                              14,465         3,748       184                     18,397

  Net loss on derivative instruments                                                                           (18,299)     (18,299)

  Reclassification of net losses on
    derivative instruments                                                                                      12,556       12,556
                                                                                                           -----------    ---------
  Comprehensive income                                                                                          (5,743)      12,654

  Distributions                                                          (20,411)       (5,440)     (261)                   (26,112)

  Common Units issued in connection
    with public offering                     1,843,047                    37,542                     379                     37,921

  Common Units sold to General Partner         350,000                     6,933                      70                      7,003
                                           -----------   -----------   ---------   -----------   -------   -----------    ---------
BALANCE DECEMBER 31, 2001                   38,954,286     9,891,072   $ 225,530   $    26,821   $ 2,546   $   (19,926)   $ 234,971
                                           ===========   ===========   =========   ===========   =======   ===========    =========




See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)


1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners"), its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"), and their subsidiaries. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships." AmeriGas Partners, the Operating Partnerships and their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2001 ("2001 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         Comprehensive income was $12,654 and $69,809 for the three months ended December 31, 2001 and 2000, respectively. Other comprehensive loss of $5,743 in the three months ended December 31, 2001 is principally a result of changes in the fair value of propane commodity derivative instruments, net of reclassifications to net income. Other comprehensive income of $20,915 for the three months ended December 31, 2000 consisted primarily of transition adjustments relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), totaling $8,921, and income associated with changes in the fair value of propane commodity derivative instruments, less reclassifications to net income.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


2.       ACQUISITION OF COLUMBIA PROPANE

         On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group ("Columbia Propane Businesses") in a series of equity and asset purchases pursuant to the terms of the Purchase Agreement dated January 30, 2001 and Amended and Restated August 7, 2001 ("Columbia Purchase Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH"), AmeriGas Partners, AmeriGas OLP, and the General Partner. The acquired businesses comprised the seventh largest retail marketer of propane in the United States with annual sales of over 300 million gallons from locations in 29 states. The acquired businesses were principally conducted through Columbia Propane and its approximate 99% owned subsidiary, CPLP (referred to after the acquisition as "Eagle OLP"). AmeriGas OLP acquired substantially all of the assets of Columbia Propane, including an indirect 1% general partner interest and an approximate 99% limited partnership interest in Eagle OLP.

         The purchase price of the Columbia Propane Businesses consisted of $201,750 in cash. In addition, AmeriGas OLP agreed to pay CEG for the amount of working capital, as defined, in excess of $23,000. The Columbia Purchase Agreement also provided for the purchase by CEG of limited partnership interests in AmeriGas OLP valued at $50,000 for $50,000 in cash, which interests were exchanged for 2,356,953 Common Units of AmeriGas Partners having an estimated fair value of $54,422. Concurrently with the acquisition, AmeriGas Partners issued $200,000 of 8.875% Senior Notes due 2011, the net proceeds of which were contributed to AmeriGas OLP to finance the acquisition of the Columbia Propane Businesses, to fund related fees and expenses, and to repay debt outstanding under AmeriGas OLP's Bank Credit Agreement.

         The purchase price of the Columbia Propane Businesses has been preliminarily allocated to the assets acquired and liabilities assumed as follows:


         Working capital                                              $  23,230
         Property, plant and equipment                                  181,386
         Customer relationships and noncompete agreement
          (estimated useful life of 15 and 5 years,
          respectively)                                                  20,986
         Other assets and liabilities                                      (992)
                                                                      ---------
         Total                                                        $ 224,610
                                                                      ---------


         The Partnership is currently in the process of completing the review and determination of the fair value of the Columbia Propane Businesses' assets acquired and liabilities assumed, principally the fair values of property, plant and equipment and identifiable intangible assets. Accordingly, the allocation of the purchase price is subject to revision.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         The operating results of the Columbia Propane Businesses are included in our consolidated results from August 21, 2001.

         The following table presents unaudited pro forma income statement and per unit data for the three months ended December 31, 2000 as if the acquisition of the Columbia Propane Businesses had occurred as of October 1, 2000:

                                                      Three Months Ended
                                                       December 31, 2000
                                                       -----------------

         Revenues                                          $ 559,275
         Income  before accounting changes                 $  49,079
         Net income                                        $  61,573
         Income per limited partner unit
                   - basic and diluted:
                   Income before accounting changes        $    1.05
                   Net income                              $    1.32
                                                           ---------


         The pro forma results of operations reflect the Columbia Propane Businesses' historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing impact. They are not adjusted for, among other things, the impact of normal weather conditions, operating synergies and cost savings. In our opinion, the unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition of the Columbia Propane Businesses occurred as of the beginning of the period presented or of future operating results under our management.

3.       ADOPTION OF SFAS NO. 142

         Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill, including excess reorganization value, and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. In accordance with the provisions of SFAS 142, the Partnership ceased the amortization of goodwill and excess reorganization value (resulting from a predecessor Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code) effective October 1, 2001.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


         The Partnership's intangible assets comprise the following:

                                           December 31, 2001                 September 30, 2001
                                           -----------------                 ------------------
                                    Gross Carrying     Accumulated    Gross Carrying      Accumulated
                                        Amount        Amortization        Amount         Amortization
                                        ------        ------------        ------         ------------
Subject to amortization:
     Customer relationships and
          noncompete agreements       $  32,234        $  (6,275)        $  32,234        $  (5,364)

Not subject to amortization:
     Goodwill                         $ 496,558                          $ 496,558
     Excess reorganization value         93,320                             93,320
                                      ---------        ---------         ---------        ---------
                                      $ 589,878                          $ 589,878
                                      ---------        ---------         ---------        ---------

         Amortization expense of intangible assets for the three months ended December 31, 2001 was $911. Amortization expense of intangible assets for the three months ended December 31, 2000, including amortization of goodwill and excess reorganization value prior to the adoption of SFAS 142, was $6,401. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2002 - $3,367; Fiscal 2003 - $2,969; Fiscal 2004 - $2,857; Fiscal 2005
         - $2,624; Fiscal 2006 - $2,138.

         The following table reflects adjusted net income and net income per limited partner unit as if SFAS 142 had been effective as of October 1, 2000:

                                                                           Three Months
                                                                         Ended December 31,
                                                                         ------------------
                                                                        2001            2000
                                                                        ----            ----
NET INCOME:
Reported income before accounting changes                            $   18,397      $   36,400
Add back goodwill and excess reorganization value amortization,
     net of adjustment to minority interest                                  --           5,888
                                                                     ----------      ----------
Adjusted income before accounting changes                                18,397          42,288
Cumulative effect of accounting changes                                      --          12,494
                                                                     ----------      ----------
Adjusted net income                                                  $   18,397      $   54,782
                                                                     ----------      ----------

INCOME PER LIMITED PARTNER UNIT - BASIC AND DILUTED:

Reported income before accounting changes                            $     0.38      $     0.82
Add back goodwill and excess reorganization value amortization,
     net of adjustment to minority interest                                  --            0.14
                                                                     ----------      ----------
Adjusted income before accounting changes                                  0.38            0.96
Cumulative effect of accounting changes                                      --            0.28
                                                                     ----------      ----------
Adjusted net income                                                  $     0.38      $     1.24
                                                                     ----------      ----------

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)



         In accordance with the provisions of SFAS 142, we are required to perform a transitional goodwill impairment test within six months of the date of adoption. Thereafter, we will perform the impairment test annually and whenever events or circumstances indicate that the value of goodwill might be impaired. In connection with these goodwill impairment tests, SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the Partnership. To the extent the net book value of the Partnership exceeds its fair value, we would then perform the second step of the transitional impairment test which requires allocation of the Partnership's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.

         We have completed the transitional impairment test and have determined that based upon the fair value of the Partnership, the Partnership's goodwill and excess reorganization value was not impaired as of October 1, 2001.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)



4.       CHANGES IN ACCOUNTING

         Tank Fee Revenue Recognition. In order to comply with the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition," effective October 1, 2000, we changed our method of accounting for annually billed nonrefundable tank fees. Prior to the change, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenues from such fees are recorded on a straight-line basis over one year. As a result of the new accounting method, on October 1, 2000, we recorded a charge of $5,984 representing the cumulative effect of the change in accounting method on prior years. The change in accounting method for nonrefundable tank fees did not have a material impact on reported revenues for the periods presented.

         Accounting for Tank Installation Costs. Effective October 1, 2000, we changed our method of accounting for tank installation costs which are not billed to customers. Prior to the change in accounting method, all such costs to install Partnership-owned tanks at a customer location were expensed as incurred. Under the new accounting method, all such costs, net of amounts billed to customers, are capitalized and amortized over the estimated period of benefit not exceeding ten years. We believe that the new accounting method better matches the costs of installing Partnership-owned tanks with the periods benefited. As a result of this change in accounting, on October 1, 2000, we recorded increases of $19,214 in property, plant and equipment and net income representing the cumulative effect of the change in accounting method on prior years.

         Cumulative Effect of Accounting Changes and Pro Forma Disclosure. The cumulative effect and related per limited partner unit amounts reflected on the 2000 Condensed Consolidated Statement of Operations resulting from the above changes in accounting principles, as well as the cumulative effect from the adoption of SFAS 133, comprise the following:




                                                    Cumulative      Per Limited
                                                      Effect        Partner Unit
                                                      ------        ------------

         Tank fees                                  $  (5,984)      $   (0.13)
         Tank installation costs                       19,214            0.43
         SFAS 133                                        (736)          (0.02)
                                                    ---------       ---------
         Total                                      $  12,494       $    0.28
                                                    ---------       ---------


         Pro forma net income and net income per unit for the twelve months ended December 31, 2000 adjusted to reflect the full-year impact of the change in accounting for tank installation costs and tank fees is not materially different than reported amounts.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)




5.       RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership Agreement and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs totaled $68,771 and $221,819 during the three and twelve months ended December 31, 2001, respectively, and $55,377 and $196,718 during the three and twelve months ended December 31, 2000, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,254 and $5,392 during the three and twelve months ended December 31, 2001, respectively, and $1,137 and $4,689 during the three and twelve months ended December 31, 2000, respectively. In addition, the Partnership advances funds to Atlantic Energy, Inc. for the purchase of propane. Such advances totaled $6,205 at December 31, 2001 and are included in accounts receivable -- related parties.

6.       ISSUANCE OF COMMON UNITS

         On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. The net proceeds of these sales and related capital contributions from the General Partner were approximately $45,000 and were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. On January 8, 2002, after the end of the first quarter of fiscal 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The remainder of the overallotment option has expired. The net proceeds of this sale and related capital contributions from the General Partner were approximately $12,000 and were used for working capital.

7.       COMMITMENTS AND CONTINGENCIES

         There have been no significant developments relating to the commitments and contingencies reported in the Partnership's 2001 Annual Report.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)


                                                           December 31,   September 30,
                                                               2001           2001
                                                               ----           ----
ASSETS

    Cash                                                      $1,000         $1,000
                                                              ------         ------
        Total assets                                          $1,000         $1,000
                                                              ======         ======

STOCKHOLDER'S  EQUITY

    Common stock, $.01 par value; 100 shares authorized,
        issued and outstanding                                $    1         $    1
    Additional paid-in capital                                   999            999
                                                              ------         ------
        Total stockholder's equity                            $1,000         $1,000
                                                              ======         ======



See accompanying note to balance sheets.

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

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                              December 31,   September 30,
                                                                  2001           2001
                                                                  ----           ----
ASSETS
    Cash                                                         $1,000         $1,000
                                                                 ------         ------
        Total assets                                             $1,000         $1,000
                                                                 ======         ======


STOCKHOLDER'S EQUITY

    Common stock, without par value; 100 shares authorized,
        issued and outstanding                                   $   --         $   --
    Additional paid-in capital                                    1,000          1,000
                                                                 ------         ------
        Total stockholder's equity                               $1,000         $1,000
                                                                 ======         ======




See accompanying note to balance sheets.

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

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                              December 31,   September 30,
                                                                  2001           2001
                                                                  ----           ----
ASSETS
    Cash                                                         $1,000         $1,000
                                                                 ------         ------
        Total assets                                             $1,000         $1,000
                                                                 ======         ======


STOCKHOLDER'S  EQUITY

    Common stock, without par value; 100 shares authorized,
        issued and outstanding                                   $   --         $   --
    Additional paid-in capital                                    1,000          1,000
                                                                 ------         ------
        Total stockholder's equity                               $1,000         $1,000
                                                                 ======         ======




See accompanying note to balance sheets.

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

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended December 31, 2001 ("2001 three-month period") with the three months ended December 31, 2000 ("2000 three-month period") and (2) the twelve months ended December 31, 2001 ("2001 twelve-month period") with the twelve months ended December 31, 2000 ("2000 twelve-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

                                                                                 Increase
Three Months Ended December 31,                 2001          2000              (Decrease)
-------------------------------                 ----          ----              ----------
(Millions of dollars)
Gallons sold (millions):
    Retail                                      265.6          257.0            8.6        3.3%
    Wholesale                                    83.2           89.0           (5.8)      (6.5)%
                                             --------       --------       --------
                                                348.8          346.0            2.8        0.8%
                                             ========       ========       ========

Revenues:
    Retail propane                           $  298.8       $  337.7       $  (38.9)     (11.5)%
    Wholesale propane                            40.4           67.7          (27.3)     (40.3)%
    Other                                        32.2           27.1            5.1       18.9%
                                             --------       --------       --------
                                             $  371.4       $  432.5       $  (61.1)     (14.1)%
                                             ========       ========       ========

Total margin                                 $  175.0       $  167.7       $    7.3        4.4%
EBITDA (a)                                   $   58.2       $   75.1       $  (16.9)     (22.5)%
Operating income                             $   42.0       $   56.8       $  (14.8)     (26.1)%
Heating degree days - % (warmer) colder
    than normal (b)                             (15.3)          13.4             --         --

(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States.

(b) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental United States.

                             AMERIGAS PARTNERS, L.P.


Temperatures based upon national heating degree days were 15.3% warmer than normal in the 2001 three-month period compared to weather that was 13.4% colder than normal in the 2000 three-month period. According to the National Climatic Data Center, U.S. weather in the 2001 three-month period was the second warmest in the last 107 years. Although the significantly warmer weather adversely affected our heating-related sales volumes, retail gallons sold increased 8.6 million gallons (3.3%) as a result of the August 21, 2001 acquisition of Columbia Propane. Additionally, sales to commercial, industrial and motor fuel customers were negatively impacted by the weaker U.S. economy in the 2001 three-month period.

Retail propane revenues decreased $38.9 million to $298.8 million reflecting a $50.2 million decrease as a result of lower average selling prices partially offset by an $11.3 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $27.3 million reflecting (1) a $22.9 million decrease resulting from lower average selling prices and (2) a $4.4 million decrease as a result of lower wholesale volumes sold. The lower retail and wholesale selling prices reflect significantly lower propane product costs in the 2001 three-month period. The average wholesale price of propane at Mont Belvieu in the 2001 three-month period was approximately 35 cents per gallon compared to 65 cents per gallon in the prior-year period. Other revenues increased $5.1 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $68.3 million reflecting the lower average propane product costs.

Total margin increased $7.3 million reflecting the impact of the higher retail propane gallons sold and greater margin from ancillary sales and service income as a result of the Columbia Propane acquisition. The Partnership was able to attain comparable average retail propane unit margins in the 2001 three-month period.

EBITDA decreased $16.9 million (22.5%) in the 2001 three-month period as the increase in total margin was more than offset by (1) a $22.1 million increase in Partnership operating and administrative expenses and (2) a $2.1 million decrease in other income. The increase in operating expenses in the current year includes expenses of Columbia Propane's operations partially offset by lower volume-driven costs including (1) distribution costs; (2) employee-related costs including lower overtime and incentive compensation costs; and (3) uncollectible accounts expense. Operating income decreased less than the decrease in EBITDA principally due to the elimination of goodwill amortization resulting from the adoption of SFAS 142 on October 1, 2001, partially offset by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year three-month period includes $5.9 million of goodwill and excess reorganization value amortization. Other loss in the 2001 three-month period includes a loss of $0.8 million from the early redemption of $15 million of AmeriGas Partners Senior Notes and a decline of $2.1 million in the value of propane call option contracts.

The Partnership's interest expense for the 2001 three-month period increased $2.8 million primarily due to higher levels of long-term debt outstanding offset by lower bank credit agreement borrowings and lower short-term interest rates.

                             AMERIGAS PARTNERS, L.P.


2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

                                                                                       Increase
Twelve Months Ended December 31,                       2001           2000            (Decrease)
--------------------------------                       ----           ----            ----------
(Millions of dollars)
Gallons sold (millions):
     Retail                                             829.4          794.5           34.9       4.4%
     Wholesale                                          287.0          290.4           (3.4)     (1.2)%
                                                     --------       --------       --------
                                                      1,116.4        1,084.9           31.5       2.9%
                                                     ========       ========       ========
Revenues:
     Retail propane                                  $1,069.5       $  967.5       $  102.0      10.5%
     Wholesale propane                                  187.3          191.0           (3.7)     (1.9)%
     Other                                              100.5           93.0            7.5       8.1%
                                                     --------       --------       --------
                                                     $1,357.3       $1,251.5       $  105.8       8.5%
                                                     ========       ========       ========

Total margin                                         $  589.6       $  517.1       $   72.5      14.0%
EBITDA                                               $  191.6       $  178.7       $   12.9       7.2%
Operating income                                     $  118.9       $  109.3       $    9.6       8.8%
Heating degree days - % (warmer)
     than normal                                         (7.4)          (3.7)            --        --

Temperatures based upon heating degree days were 7.4% warmer than normal during the 2001 twelve-month period compared to weather that was 3.7% warmer than normal in the 2000 twelve-month period. Retail propane gallons sold increased
34.9 million gallons (4.4%) due to the Columbia Propane acquisition partially offset by the impact of the warmer 2001 twelve-month period weather and the slowing economy.

Total retail propane revenues increased $102.0 million reflecting (1) a $59.5 million increase as a result of higher average selling prices and (2) a $42.5 million increase as a result of the higher retail volumes sold. The $3.7 million decrease in wholesale revenues reflects (1) a $2.2 million decrease as a result of lower volumes sold and (2) a $1.5 million decrease as a result of lower average wholesale selling prices. Nonpropane revenues increased $7.5 million to $100.5 million as a result of the Columbia Propane acquisition. Cost of sales increased as a result of the greater retail volumes sold and, to a lesser extent, higher average propane product costs. Propane product costs were significantly higher during the 2001 winter heating season, declining during the second half of the 2001 twelve-month period.

Total margin increased $72.5 million due to higher average retail unit margins and greater retail volumes sold. Unit margins, particularly during the second quarter of fiscal 2001, benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

EBITDA increased $12.9 million in the 2001 twelve-month period as the increase in total margin was reduced by a $55.1 million increase in the Partnership's operating and administrative expenses and lower other income. The increase in operating and administrative expenses is due in large part to (1) the impact of acquisitions, principally Columbia Propane, and growth-related expenses associated with PPX(R); (2) higher distribution expenses including higher vehicle fuel and

                             AMERIGAS PARTNERS, L.P.


maintenance expense; and (3) higher overtime and incentive compensation costs. Operating income increased $9.6 million as the increase in EBITDA was reduced primarily by greater depreciation expense associated with Columbia Propane.

The Partnership's interest expense for the 2001 twelve-month period increased $6.4 million due to higher levels of long-term debt outstanding offset by lower average bank credit agreement borrowings and lower short-term interest rates.


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at December 31, 2001 totaled $976.6 million comprising $968.6 million of long-term debt (including current maturities of $66.5 million) and $8 million under AmeriGas OLP's Revolving Credit Facility. At December 31, 2001, there were no amounts outstanding under AmeriGas OLP's Acquisition Facility. AmeriGas OLP's Acquisition Facility and Revolving Credit Facility expire September 15, 2002. The Partnership's management intends to renew these facilities prior to their expiration. In November 2001, AmeriGas Partners redeemed prior to maturity $15 million face value of its 10.125% Senior Notes at a redemption price of 103.375%. We expect to repay $60 million of maturing First Mortgage Notes due April 2002 with a combination of new debt and cash generated by operations or from borrowings under our Bank Credit
Agreement.

On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. Approximately $45 million, comprising the net proceeds of these sales and related capital contributions from the General Partner, was contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. On January 8, 2002, after the end of the first quarter of fiscal 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The remainder of the overallotment option has expired. Approximately $12 million, comprising the net proceeds of this sale and related capital contributions from the General Partner, was contributed to AmeriGas OLP and used for working capital.

During the three months ended December 31, 2001, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarter ended September 30, 2001. The MQD for the quarter ended December 31, 2001 will be paid on February 18, 2002 to holders of record on February 8, 2002. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

                             AMERIGAS PARTNERS, L.P.


The ability of the Partnership to attain the cash-based performance and distribution requirements necessary to convert the 9,891,072 Subordinated Units held by the General Partner depends upon a number of factors, including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to the historical quarterly requirements of the conversion test, the Partnership cannot satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending September 30, 2002.

CASH FLOWS

Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the three months ended December 31, 2001 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $8.4 million during the three months ended December 31, 2001 compared with cash used by operating activities of $4.8 million during the prior-year three-month period. Changes in operating working capital during the 2001 three-month period used $24.6 million of operating cash flow compared with $63.9 million of cash used in the prior year. The significant decline in cash used by operating activities reflects a smaller seasonal increase in accounts receivable primarily due to lower average 2001 three-month period propane selling prices. Cash flow from operating activities before changes in operating working capital was $33.1 million in the three months ended December 31, 2001 compared with $59.1 million in the prior-year period reflecting the decline in 2001 three-month period operating results.

INVESTING ACTIVITIES. We spent $14.6 million for property, plant and equipment (including maintenance capital expenditures of $6.5 million) during the three months ended December 31, 2001 compared with $8.9 million (including maintenance capital expenditures of $4.4 million) during the three months ended December 31, 2000. The increase in capital expenditures reflects expenditures of Columbia Propane and higher expenditures for grill cylinder overfill protection valves to comply with governmental regulations.

FINANCING ACTIVITIES. During each of the three-month periods ended December 31, 2001 and 2000, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During the 2001 three-month period, we sold 350,000 Common Units to the General Partner, and 1,843,047 Common Units to the public in conjunction with an underwritten public offering. The combined net proceeds of these sales and related capital contributions from the General Partner of approximately $45 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. Also during the 2001 three-month period, AmeriGas Partners redeemed $15 million of its 10.125% Senior Notes.

ADOPTION OF SFAS NO. 142

Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for

                             AMERIGAS PARTNERS, L.P.


acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill, including excess reorganization value, and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. As a result of the adoption of SFAS 142, the Partnership ceased the amortization of goodwill and excess reorganization value (resulting from a predecessor Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code) effective October 1, 2001. For a more detailed discussion of SFAS 142 and its impact on the Partnership, see Note 3 to Condensed Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

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

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS
121. SFAS 144 is effective for the Partnership October 1, 2002. The Partnership believes that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

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

Our variable rate debt comprises borrowings under AmeriGas OLP's Bank Credit Agreement. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, we generally enter into interest rate protection agreements.

                             AMERIGAS PARTNERS, L.P.


The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2001. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

                                         Fair      Change in
                                        Value      Fair Value
                                        -----      ----------
                                       (Millions of dollars)
December 31, 2001:
     Propane commodity price risk      $(15.8)      $(12.6)
     Interest rate risk                $ (3.0)      $ (7.4)
                                       ------       ------

Because the Partnership's derivative instruments generally qualify as hedges under SFAS 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (b) The following Current Reports on Form 8-K and amendments on Form 8-K/A were filed during the fiscal quarter ended December 31, 2001:

         Date                   Item Number                              Content
         ----                   -----------                              -------


August 21, 2001 as amended
         by Form                     7           Consolidated financial statements of Columbia Propane
 8-K/A dated November 5,                         Corporation and Subsidiaries as of December 31, 2000 and 1999,
          2001                                   and for the years ended December 31, 1998, 1999 and 2000,
                                                 together with the report of Arthur Andersen LLP (Philadelphia,
                                                 Pennsylvania) with respect thereto, as well as unaudited
                                                 consolidated financial statements as of June 30, 2000 and 2001, and for the six months ended June 30, 2000 and 2001.

                                                 Unaudited pro forma condensed combined financial statements of
                                                 AmeriGas Partners, L.P. and Columbia Propane Corporation as of
                                                 June 30, 2001, for the nine months ended June 30, 2001, and for the fiscal year ended September 30, 2000.


     November 9, 2001                5           Notice of Fourth Quarter and Year End Earnings Conference Call
                                                 Webcast


     November 20, 2001              5, 7         Earnings Release for Fiscal Year ended September 30, 2001 and for the three months ended September 30, 2001


    December 5, 2001 as             5, 7         Underwriting Agreement dated December 5, 2001 by and among
   amended by Form 8-K/A                         AmeriGas Partners, L.P., AmeriGas Propane, L.P., AmeriGas
  dated December 6, 2001                         Propane, Inc., Salomon Smith Barney, Inc., Banc of America
                                                 Securities LLC, Credit Suisse First Boston Corporation and UBS
                                                 Warburg LLC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                        AmeriGas Partners, L.P.
                                   --------------------------------------------
                                            (Registrant)
                                   By:  AmeriGas Propane, Inc.,
                                        as General Partner


Date:  February 13, 2002           By:  /s/ Martha B. Lindsay
------------------------           --------------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                   By:  /s/ Richard R. Eynon
                                   --------------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer



                                              AmeriGas Finance Corp.
                                   --------------------------------------------
                                                  (Registrant)



Date:  February 13, 2002           By:  /s/ Martha B. Lindsay
------------------------           --------------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                   By:  /s/ Richard R. Eynon
                                   --------------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer

                                            AmeriGas Eagle Finance Corp.
                                   --------------------------------------------
                                                   (Registrant)



Date:  February 13, 2002           By:  /s/ Martha B. Lindsay
------------------------           --------------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                   By:  /s/ Richard R. Eynon
                                   --------------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer



                                              AP Eagle Finance Corp.
                                   --------------------------------------------
                                                  (Registrant)



Date:  February 13, 2002           By:  /s/ Martha B. Lindsay
------------------------           --------------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                   By:  /s/ Richard R. Eynon
                                   --------------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer