Form 10-K/A
period 2001-09-30
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2002-05-01
CIK 932628, 1161868, 1161869, 945792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

         The undersigned registrants hereby amend Item 14 of their Annual Report on Form 10-K for the fiscal year ended September 30, 2001 to include Exhibit No. 18.

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

     (3) LIST OF EXHIBITS:

         The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
      2.1          Merger and Contribution Agreement among            AmeriGas       Registration         10.21
                   AmeriGas Partners, L.P., AmeriGas Propane,         Partners,      Statement on
                   L.P., New AmeriGas Propane, Inc., AmeriGas           L.P.         Form S-4 (No.
                   Propane, Inc., AmeriGas Propane-2, Inc., Cal                        33-92734)
                   Gas Corporation of America, Propane
                   Transport, Inc. and NORCO Transportation
                   Company

       2.2         Conveyance and Contribution Agreement among        AmeriGas       Registration         10.22
                   AmeriGas Partners, L.P., AmeriGas Propane,         Partners,      Statement on
                   L.P. and Petrolane Incorporated                      L.P.         Form S-4 (No.
                                                                                       33-92734)

       3.1         Second Amended and Restated Agreement of           AmeriGas         Form 8-K             1
                   Limited Partnership of AmeriGas Partners,          Partners,        (9/30/00)
                   L.P. dated as of September 30, 2000                  L.P.


                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------

       3.2         Certificate of Incorporation of AmeriGas           AmeriGas       Registration          3.3
                   Finance Corp.                                      Partners,      Statement on
                                                                        L.P.         Form S-4 (No.
                                                                                       33-92734)

       3.3         Certificate of Incorporation of AmeriGas           AmeriGas       Registration          3.2
                   Eagle Finance Corp.                                Partners,      Statement on
                                                                        L.P.         Form S-4 (No.
                                                                                      333-72986)

       3.4         Certificate of Incorporation of AP Eagle           AmeriGas       Registration          3.3
                   Finance Corp.                                      Partners,      Statement on
                                                                        L.P.         Form S-4 (No.
                                                                                      333-72986)

      3.5         Bylaws of AmeriGas Finance Corp.                    AmeriGas       Registration          3.4
                                                                   Partners, L.P.    Statement on
                                                                                    Form S-4 (No.
                                                                                      33-92734)

      3.6         By-Laws of AmeriGas Eagle Finance Corp.             AmeriGas       Registration          3.4
                                                                   Partners, L.P.    Statement on
                                                                                    Form S-3 (No.
                                                                                      333-72986)

      3.7         By-Laws of AP Eagle Finance Corp.                   AmeriGas       Registration          3.5
                                                                     Partners,       Statement on
                                                                        L.P.        Form S-3 (No.
                                                                                      333-72986)

      *3.8        Amended and Restated Agreement of Limited
                  Partnership of AmeriGas Eagle Propane, L.P.
                  dated July 19, 1999

      *3.9        Amended and Restated Agreement of Limited
                  Partnership of AmeriGas Propane, L.P. dated as of April 12, 1995

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
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

      4.4         First Amendment dated as of September 12, 1997      AmeriGas        Form 10-Q            4.5
                  to Note Agreement dated as of April 12, 1995     Partners, L.P.     (9/30/97)

      4.5         Second Amendment dated as of September 15,          AmeriGas        Form 10-K            4.6
                  1998 to Note Agreement dated as of April 12,     Partners, L.P.     (9/30/98)
                  1995

      4.6         Third Amendment dated as of March 23, 1999 to       AmeriGas        Form 10-Q           10.2
                  Note Agreement dated as of April 12, 1995        Partners, L.P.     (3/31/99)

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
      4.7         Fourth Amendment dated as of March 16, 2000 to      AmeriGas         Form 10-Q          10.2
                  Note Agreement dated as of April 12, 1995        Partners, L.P.      (6/30/00)

      *4.8        Fifth Amendment dated as of August 1, 2001 to
                  Note Agreement dated as of April 12, 1995

      4.9         Indenture dated April 4, 2001 among AmeriGas        AmeriGas         Form 10-Q           4
                  Partners, L.P., AmeriGas Eagle Finance Corp.,      Partners,         (6/30/01)
                  and First Union National Bank, as Trustee             L.P.

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

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
       10.2        First Amendment dated as of September 15,          AmeriGas        Form 10-K           10.2
                   1998 to Amended and Restated Credit Agreement   Partners, L.P.     (9/30/98)

       10.3        Second Amendment dated as of March 25, 1999        AmeriGas        Form 10-Q           10.1
                   to Amended and Restated Credit Agreement        Partners, L.P.     (3/31/99)

       10.4        Third Amendment dated March 22, 2000 to            AmeriGas        Form 10-Q           10.3
                   Amended and Restated Credit Agreement           Partners, L.P.     (6/30/00)

       10.5        Fourth Amendment dated June 6, 2000 to             AmeriGas        Form 10-Q           10.4
                   Amended and Restated Credit Agreement           Partners, L.P.     (6/30/00)

      *10.6        Fifth Amendment dated as of July 31, 2001 to
                   Amended and Restated Credit Agreement

       10.7        Intercreditor and Agency Agreement dated as        AmeriGas        Form 10-Q           10.2
                   of April 19, 1995 among AmeriGas Propane,       Partners, L.P.     (3/31/95)
                   Inc., Petrolane Incorporated, AmeriGas
                   Propane, L.P., Bank of America National Trust
                   and Savings Association ("Bank of America")
                   as Agent, Mellon Bank, N.A. as Cash
                   Collateral Sub-Agent, Bank of America as
                   Collateral Agent and certain creditors of
                   AmeriGas Propane, L.P.

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

      *10.10       First Amendment dated as of July 31, 2001 to
                   General Security Agreement dated as of April
                   19, 1995

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
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

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
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

    10.27**       Amendment No. 1 to AmeriGas Propane, Inc.           AmeriGas        Form 10-Q            10
                  Executive Employee Severance Pay Plan            Partners, L.P.     (6/30/98)

    10.28**       UGI Corporation 1992 Non-Qualified Stock              UGI           Form 10-K           10.39
                  Option Plan, as Amended                           Corporation       (9/30/00)

    *10.29**      Form of AmeriGas Propane, Inc. 2000 Long-Term
                  Incentive Plan

    10.30**       UGI Corporation 2000 Stock Incentive Plan             UGI           Form 10-Q           10.1
                                                                    Corporation       (6/30/99)

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
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

    10.32**       UGI Corporation 1997 Stock Option and Dividend        UGI           Form 10-Q           10.2
                  Equivalent Plan                                   Corporation       (3/31/97)

    10.33**       UGI Corporation Supplemental Executive                UGI           Form 10-Q            10
                  Retirement Plan Amended and Restated effective    Corporation       (6/30/98)
                  October 1, 1996

    10.34**       Description of Change of Control arrangements         UGI           Form 10-K           10.33
                  for Messrs. Greenberg and Bovaird                 Corporation       (9/30/99)

    10.35**       Description of Change of Control arrangements       AmeriGas        Form 10-K           10.31
                  for Messrs. Bissell, Grady and Knauss            Partners, L.P.     (9/30/99)

     10.36        Purchase Agreement by and among Columbia            AmeriGas         Form 8-K           10.1
                  Energy Group, Columbia Propane Corporation, CP   Partners, L.P.      (8/8/01)
                  Holdings, Inc., Columbia Propane, L.P.,
                  AmeriGas Propane, L.P., AmeriGas Partners,
                  L.P. and AmeriGas Propane, Inc. dated as of
                  January 30, 2001 and amended and restated
                  August 7, 2001

     10.37        Purchase Agreement by and among Columbia            National         Form 8-K           10.5
                  Propane, L.P., CP Holdings, Inc., Columbia          Propane         (4/19/99)
                  Propane Corporation, National Propane              Partners,
                  Partners, L.P., National Propane Corporation,         L.P.
                  National Propane SPG, Inc., and Triarc
                  Companies, Inc. dated as of April 5, 1999

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

     *10.39       Promissory Note by National Propane L.P., a
                  Delaware limited partnership in favor of
                  Columbia Propane Corporation dated July 19,
                  1999

                           INCORPORATION BY REFERENCE


  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
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

      *13         Pages 10 through 23 of the AmeriGas Partners,
                  L.P. Annual Report for the year ended
                  September 30, 2001

       18         Letter of Arthur Andersen LLP regarding change      AmeriGas        Form 10-Q            18
                  in accounting principles                         Partners, L.P.     (12/31/00)

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


                                        AMERIGAS PARTNERS, L.P.


Date:  May 1, 2002                    By:   AmeriGas Propane, Inc.
                                              its General Partner


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