Form 10-Q
period 2002-03-31
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2002-05-15
CIK 932628, 1161868, 1161869, 945792

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2002

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

                                (610) 337-7000
             (Registrants' telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---    ---
        At April 30, 2002, the registrants had units and shares of common stock outstanding as follows:

               AmeriGas Partners, L.P. -  39,539,286 Common Units
                                           9,891,072 Subordinated Units
               AmeriGas Finance Corp. -            100 shares
               AmeriGas Eagle Finance Corp. -      100 shares
               AP Eagle Finance Corp. -            100 shares

                           AMERIGAS PARTNERS, L.P.

                              TABLE OF CONTENTS

                                                                                        PAGES
                                                                                        -----
  PART I FINANCIAL INFORMATION

    Item 1.Financial Statements

           AmeriGas Partners, L.P.
           -----------------------

             Condensed Consolidated Balance Sheets as of March 31, 2002,
               September 30, 2001 and March 31, 2001                                      1

             Condensed Consolidated Statements of Operations for the three, six
               and twelve months ended March 31, 2002 and 2001                            2

             Condensed Consolidated Statements of Cash Flows for the six
               and twelve months ended March 31, 2002 and 2001                            3

             Condensed Consolidated Statement of Partners' Capital for the
               six months ended March 31, 2002                                            4

             Notes to Condensed Consolidated Financial Statements                      5 - 11

           AmeriGas Finance Corp.
           ----------------------

             Balance Sheets as of March 31, 2002 and September 30, 2001                  12

             Note to Balance Sheets                                                      13

           AmeriGas Eagle Finance Corp.
           ----------------------------

             Balance Sheets as of March 31, 2002 and September 30, 2001                  14

             Note to Balance Sheets                                                      15

           AP Eagle Finance Corp.
           ----------------------

             Balance Sheets as of March 31, 2002 and September 30, 2001                  16

             Note to Balance Sheets                                                      17

                           AMERIGAS PARTNERS, L.P.

                                                                                        PAGES
                                                                                        -----
    Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   18 - 25

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                25 - 26


PART II OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K                                            27

    Signatures                                                                         28 - 29

                           AMERIGAS PARTNERS, L.P.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                            (Thousands of dollars)



                                                                           March 31,      September 30,    March 31,
                                                                              2002            2001            2001
                                                                          -------------   -------------   -------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                              $    66,211        $ 32,489     $    13,909
    Accounts receivable (less allowances for doubtful accounts
       of  $13,071, $10,792 and $11,240, respectively)                         149,322         102,392         193,824
    Accounts receivable - related parties                                        1,624           3,352             316
    Inventories                                                                 54,650          73,072          67,534
    Prepaid expenses and other current assets                                   19,940          18,955          15,477
                                                                          -------------   -------------   -------------
       Total current assets                                                    291,747         230,260         291,060

Property, plant and equipment (less accumulated depreciation and
    amortization of $377,680, $347,898 and $323,855, respectively)             619,976         627,640         449,205
Goodwill and excess reorganization value                                       589,924         589,878         602,864
Intangible assets (less accumulated amortization of $7,185,
    $5,364 and $4,317, respectively)                                            25,085          26,870           6,813
Other assets                                                                    21,621          21,774          11,073
                                                                          -------------   -------------   -------------
       Total assets                                                        $ 1,548,353     $ 1,496,422     $ 1,361,015
                                                                          =============   =============   =============




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
    Current maturities of long-term debt                                   $    64,455     $    87,178     $    65,781
    Bank loans                                                                       -               -          17,000
    Accounts payable - trade                                                    93,658          73,692          92,679
    Accounts payable - related parties                                           1,155           3,623           2,926
    Customer deposits and advances                                              22,571          48,540          14,413
    Other current liabilities                                                   89,305         112,657          68,607
                                                                          -------------   -------------   -------------
       Total current liabilities                                               271,144         325,690         261,406

Long-term debt                                                                 901,265         918,726         788,376
Other noncurrent liabilities                                                    41,621          42,860          38,311

Commitments and contingencies (note 7)

Minority interests                                                               6,867           5,641           3,744

Partners' capital                                                              327,456         203,505         269,178
                                                                          -------------   -------------   -------------
       Total liabilities and partners' capital                             $ 1,548,353     $ 1,496,422     $ 1,361,015
                                                                          =============   =============   =============



See accompanying notes to consolidated financial statements.

                           AMERIGAS PARTNERS, L.P.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                   (Thousands of dollars, except per unit)


                                                      Three Months Ended      Six Months Ended       Twelve Months Ended
                                                          March 31,              March 31,                March 31,
                                                     ---------------------  ---------------------  ------------------------
                                                       2002       2001        2002       2001         2002         2001
                                                     ---------- ----------  ---------- ----------  ------------ -----------
Revenues:
    Propane                                           $432,986   $534,643    $772,134   $940,003    $1,155,065  $1,326,927
    Other                                               27,136     22,809      59,373     49,917       104,886      93,125
                                                     ---------- ----------  ---------- ----------  ------------ -----------
                                                       460,122    557,452     831,507    989,920     1,259,951   1,420,052
                                                     ---------- ----------  ---------- ----------  ------------ -----------

Costs and expenses:
    Cost of sales - propane                            211,231    334,743     394,118    588,295       603,989     824,550
    Cost of sales - other                               10,122      8,682      23,670     19,905        41,574      37,877
    Operating and administrative expenses              119,629    102,203     235,497    195,975       419,515     357,159
    Depreciation and amortization                       16,488     18,403      32,674     36,706        70,728      71,341
    Other (income), net                                 (1,992)    (1,259)     (1,076)    (2,482)       (4,748)     (7,638)
                                                     ---------- ----------  ---------- ----------  ------------ -----------
                                                       355,478    462,772     684,883    838,399     1,131,058   1,283,289
                                                     ---------- ----------  ---------- ----------  ------------ -----------

Operating income                                       104,644     94,680     146,624    151,521       128,893     136,763
Interest expense                                       (22,011)   (19,855)    (44,757)   (39,844)      (85,309)    (78,593)
                                                     ---------- ----------  ---------- ----------  ------------ -----------
Income before income taxes                              82,633     74,825     101,867    111,677        43,584      58,170
Income tax (expense) benefit                               322        460        (216)       405          (294)        415
Minority interests                                        (966)      (788)     (1,265)    (1,185)         (786)       (698)
                                                     ---------- ----------  ---------- ----------  ------------ -----------
Income before accounting changes                        81,989     74,497     100,386    110,897        42,504      57,887
Cumulative effect of accounting changes                      -          -           -     12,494             -      12,494
                                                     ---------- ----------  ---------- ----------  ------------ -----------
Net income                                            $ 81,989   $ 74,497    $100,386   $123,391      $ 42,504    $ 70,381
                                                     ========== ==========  ========== ==========  ============ ===========


General partner's interest in net income              $    820   $    745    $  1,004   $  1,234      $    425    $    704
                                                     ========== ==========  ========== ==========  ============ ===========
Limited partners' interest in net income              $ 81,169   $ 73,752    $ 99,382   $122,157      $ 42,079    $ 69,677
                                                     ========== ==========  ========== ==========  ============ ===========

Income per limited partner unit - basic and diluted:
    Income before accounting changes                  $   1.64   $   1.67    $   2.05   $   2.49      $   0.90    $   1.33
    Cumulative effect of accounting changes                  -          -           -       0.28             -        0.29
                                                     ---------- ----------  ---------- ----------  ------------ -----------
    Net income                                        $   1.64   $   1.67    $   2.05   $   2.77      $   0.90    $   1.62
                                                     ========== ==========  ========== ==========  ============ ===========

Average limited partner units outstanding:
    Basic                                               49,385     44,295      48,385     44,076        46,600      43,020
                                                     ========== ==========  ========== ==========  ============ ===========
    Diluted                                             49,493     44,295      48,476     44,076        46,645      43,020
                                                     ========== ==========  ========== ==========  ============ ===========


See accompanying notes to consolidated financial statements.

                           AMERIGAS PARTNERS, L.P.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                            (Thousands of dollars)

                                                            Six Months Ended          Twelve Months Ended
                                                                March 31,                  March 31,
                                                         -----------------------    ------------------------
                                                           2002         2001          2002          2001
                                                         ----------  -----------    ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $ 100,386   $  123,391     $  42,504    $   70,381
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Cumulative effect of accounting changes                -      (12,494)            -       (12,494)
          Depreciation and amortization                     32,674       36,706        70,728        71,341
          Other, net                                         4,675        2,665         4,930          (229)
          Net change in:
             Accounts receivable                           (48,402)    (102,237)       58,728       (77,366)
             Inventories                                    18,422       (2,023)       24,083       (15,717)
             Accounts payable                               17,498       18,687        (6,700)       30,173
             Other current assets and liabilities          (33,693)     (21,134)        6,737         1,022
                                                         ----------  -----------    ----------   -----------
       Net cash provided by operating activities            91,560       43,561       201,010        67,111
                                                         ----------  -----------    ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment         (26,787)     (18,761)      (45,916)      (36,330)
    Proceeds from disposals of assets                        4,137        1,927         7,557         7,530
    Acquisitions of businesses, net of cash acquired             -         (147)     (205,424)      (40,954)
                                                         ----------  -----------    ----------   -----------
       Net cash used by investing activities               (22,650)     (16,981)     (243,783)      (69,754)
                                                         ----------  -----------    ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions                                          (53,574)     (49,218)     (102,791)      (95,851)
    Minority interest activity                                (245)        (139)        2,268          (666)
    Increase (decrease) in bank loans                            -      (13,000)      (17,000)       12,000
    Issuance of long-term debt                                   -            -       252,833        70,000
    Repayment of long-term debt                            (38,496)      (1,352)     (147,911)      (13,459)
    Proceeds from issuance of Common Units                  56,556       39,836        56,556        39,836
    Proceeds from sale of AmeriGas OLP interest                  -            -        50,000             -
    Capital contributions from General Partner                 571          407         1,120           407
                                                         ----------  -----------    ----------   -----------
       Net cash (used) provided by financing activities    (35,188)     (23,466)       95,075        12,267
                                                         ----------  -----------    ----------   -----------


Cash and cash equivalents increase                       $  33,722   $    3,114     $  52,302    $    9,624
                                                         ==========  ===========    ==========   ===========

CASH AND CASH EQUIVALENTS:
    End of period                                        $  66,211   $   13,909     $  66,211    $   13,909
    Beginning of period                                     32,489       10,795        13,909         4,285
                                                         ----------  -----------    ----------   -----------
       Increase (decrease)                               $  33,722   $    3,114     $  52,302    $    9,624
                                                         ==========  ===========    ==========   ===========


See accompanying notes to consolidated financial statements.

                           AMERIGAS PARTNERS, L.P.

            CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (unaudited)
                        (Thousands, except unit data)



                                                                                                       Accumulated
                                               Number of units                                            other         Total
                                        ---------------------------                          General   comprehensive  partners'
                                           Common      Subordinated  Common    Subordinated  partner   income (loss)   capital
                                        -------------  ------------  --------  ------------  --------  ------------- ------------

BALANCE SEPTEMBER 30, 2001                36,761,239   9,891,072    $ 187,001     $ 28,513   $ 2,174     $  (14,183)   $ 203,505

   Net income                                                          79,371       20,011     1,004                     100,386

   Net loss on derivative instruments                                                                       (11,680)     (11,680)

   Reclassification adjustment for net
     losses on derivative instruments
     included in net income                                                                                  31,692       31,692
                                                                                                       ------------- ------------
   Comprehensive income                                                                                      20,012      120,398

   Distributions                                                      (42,158)     (10,880)     (536)                    (53,574)

   Common Units issued in connection
     with public offering                  2,428,047                   49,623                    501                      50,124

   Common Units sold to General Partner      350,000                    6,933                     70                       7,003
                                        -------------  ----------  -----------  -----------  --------  ------------- ------------
BALANCE MARCH 31, 2002                    39,539,286   9,891,072    $ 280,770     $ 37,644   $ 3,213     $    5,829    $ 327,456
                                        =============  ==========  ===========  ===========  ========  ============= ============


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

        Potentially dilutive units included in diluted average limited partner units outstanding comprise restricted Common Units issuable under incentive award plans.

        The following table presents the components of comprehensive income for the three and six months ended March 31, 2002 and 2001:


                                                Three Months Ended          Six Months Ended
                                                     March 31,                 March 31,
                                                2002          2001        2002           2001
        ----------------------------------------------------------------------------------------
        Net income                          $   81,989    $   74,497   $ 100,386    $   123,391
        Other comprehensive income (loss)       25,755       (22,582)     20,012         (1,667)
        ----------------------------------------------------------------------------------------
        Comprehensive income                $  107,744    $   51,915   $ 120,398    $   121,724
        ----------------------------------------------------------------------------------------

        Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassification adjustments for net gains and losses included in net income.

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

        The following table identifies the components of the purchase price:

        --------------------------------------------------------------------------------
        Cash paid                                                            $ 201,750
        Cash received from sale of AmeriGas OLP limited partner interests      (50,000)
        Fair value of AmeriGas Partners' Common Units issued in exchange
            for the AmeriGas OLP limited partner interests                      54,422
        Transaction costs and expenses                                           6,968
        Involuntary employee termination benefits and relocation costs           5,363
        Other liabilities and obligations assumed                                6,107
        --------------------------------------------------------------------------------
                                                                             $ 224,610
        --------------------------------------------------------------------------------

                           AMERIGAS PARTNERS, L.P.

                                 (unaudited)
                   (Thousands of dollars, except per unit)


        The purchase price of the Columbia Propane Businesses has been preliminarily allocated to the assets acquired and liabilities assumed as follows:

        ----------------------------------------------------------------------------------
        Working capital                                                        $  23,230
        Property, plant and equipment                                            181,386
        Customer relationships and noncompete agreement (estimated useful life
           of 15 and 5 years, respectively)                                       20,986
        Other assets and liabilities                                                (992)
        ----------------------------------------------------------------------------------
        Total                                                                  $ 224,610
        ----------------------------------------------------------------------------------


        In April 2002, subsequent to the end of the quarter, the Partnership's management and Columbia Energy Group agreed upon the amount of working capital acquired by AmeriGas OLP and AmeriGas OLP made an additional payment for working capital of $1,326. The Partnership is currently in the process of completing the review and determination of the fair value of the Columbia Propane Businesses' assets acquired and liabilities assumed, principally the fair values of property, plant and equipment and identifiable intangible assets. The final allocation of the purchase price is not expected to differ materially from the preliminary allocation. The operating results of the Columbia Propane Businesses are included in our consolidated results from August 21, 2001.

        The following table presents unaudited pro forma income statement and per unit data for the six months ended March 31, 2001 as if the acquisition of the Columbia Propane Businesses had occurred as of October 1, 2000:

                                                                     Six Months Ended
                                                                      March 31, 2001
        --------------------------------------------------------------------------------
        Revenues                                                       $ 1,279,699
        Income before accounting changes                               $   140,662
        Net income                                                     $   153,156
        Income per limited partner unit - basic and diluted:
           Income before accounting changes                            $      3.00
           Net income                                                  $      3.27
        --------------------------------------------------------------------------------

        The pro forma results of operations reflect the Columbia Propane Businesses' historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing impact. They are not adjusted for, among other things, the impact of normal weather conditions, operating synergies and anticipated cost savings. In our opinion, the unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition of the Columbia Propane Businesses occurred as of the beginning of the period presented or of future operating results under our management.

                           AMERIGAS PARTNERS, L.P.

                                 (unaudited)
                   (Thousands of dollars, except per unit)


3.      ADOPTION OF SFAS NO. 142

        Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill, including excess reorganization value, and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. In accordance with the provisions of SFAS 142, the Partnership ceased the amortization of goodwill and excess reorganization value effective October 1, 2001.

        The Partnership's intangible assets comprise the following:




      -----------------------------------------------------------------------------------------------
                                           March 31, 2002                 September 30, 2001
                                     ---------------------------    ---------------------------------
                                     Gross Carrying  Accumulated    Gross Carrying      Accumulated
                                        Amount       Amortization      Amount           Amortization
      -----------------------------------------------------------------------------------------------
      Subject to amortization:
        Customer relationships and
          noncompete agreements      $    32,270     $    (7,185)   $    32,234         $    (5,364)

      Not subject to amortization:
        Goodwill                     $   496,604                    $   496,558
        Excess reorganization value       93,320                         93,320
      -----------------------------------------------------------------------------------------------
                                     $   589,924                    $   589,878
      -----------------------------------------------------------------------------------------------

        Amortization expense of intangible assets for the three and six months ended March 31, 2002 was $910 and $1,821, respectively. Amortization expense of intangible assets for the three and six months ended March 31, 2001, including amortization of goodwill and excess reorganization value prior to the adoption of SFAS 142, was $6,416 and $12,817, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2002 - $3,367; Fiscal 2003 - $2,969; Fiscal 2004 - $2,857; Fiscal 2005
        - $2,624; Fiscal 2006 - $2,138.

                           AMERIGAS PARTNERS, L.P.

                                 (unaudited)
                   (Thousands of dollars, except per unit)


        The following table reflects adjusted net income and net income per limited partner unit as if SFAS 142 had been effective as of October 1, 2000:




        ----------------------------------------------------------------------------------------------
                                                                 Three Months          Six Months
                                                                Ended March 31,      Ended March 31,
        ----------------------------------------------------------------------------------------------
                                                               2002       2001      2002       2001
        ----------------------------------------------------------------------------------------------
        NET INCOME:
        Reported income before accounting changes            $ 81,989   $ 74,497 $ 100,386  $ 110,897
        Add back goodwill and excess reorganization value
          amortization, net of adjustment to minority
          interest                                                  -      5,896         -     11,784
        ----------------------------------------------------------------------------------------------
        Adjusted income before accounting changes              81,989     80,393   100,386    122,681

        Cumulative effect of accounting changes                     -          -         -     12,494
        ----------------------------------------------------------------------------------------------
        Adjusted net income                                  $ 81,989   $ 80,393 $ 100,386  $ 135,175
        ----------------------------------------------------------------------------------------------

        INCOME PER LIMITED PARTNER UNIT - BASIC AND DILUTED:

        Reported income before accounting changes            $   1.64   $   1.67 $    2.05  $    2.49
        Add back goodwill and excess reorganization value
          amortization, net of adjustment to minority
          interest                                                  -       0.13         -       0.27
        ----------------------------------------------------------------------------------------------
        Adjusted income before accounting changes                1.64       1.80      2.05       2.76

        Cumulative effect of accounting changes                     -          -         -       0.28
        ----------------------------------------------------------------------------------------------
        Adjusted net income                                  $   1.64   $   1.80 $    2.05  $    3.04
        ----------------------------------------------------------------------------------------------


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

        We have completed the transitional impairment test and have determined that based upon the fair value of the Partnership, goodwill and excess reorganization value was not impaired as of October 1, 2001.


4.      CHANGES IN ACCOUNTING

        Tank Fee Revenue Recognition. In order to comply with the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition," effective October 1, 2000, we changed our method of accounting for annually billed nonrefundable tank fees. Prior

                           AMERIGAS PARTNERS, L.P.

                                 (unaudited)
                   (Thousands of dollars, except per unit)


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

        Cumulative Effect of Accounting Changes and Pro Forma Disclosure. The cumulative effect impact of these accounting changes reflected on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2001 and related per limited partner unit amounts, as well as the cumulative effect from the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," comprise the following:



        -----------------------------------------------------------
                                  Cumulative         Per Limited
                                   Effect            Partner Unit
        -----------------------------------------------------------
        Tank fees                 $  (5,984)         $  (0.13)
        Tank installation costs      19,214              0.43
        SFAS 133                       (736)            (0.02)
        -----------------------------------------------------------
        Total                     $  12,494          $   0.28
        -----------------------------------------------------------


        Pro forma net income and net income per unit for the twelve months ended March 31, 2001 adjusted to reflect the full-year impact of the change in accounting for tank installation costs and tank fees are not materially different than reported amounts


5.      RELATED PARTY TRANSACTIONS

        Pursuant to the Agreement of Limited Partnership of AmeriGas Partners and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf

                           AMERIGAS PARTNERS, L.P.

                                 (unaudited)
                   (Thousands of dollars, except per unit)


        of the Partnership. These costs totaled $68,863, $137,688 and $250,235 during the three, six and twelve months ended March 31, 2002, respectively, and $57,208, $112,585 and $201,249 during the three, six and twelve months ended March 31, 2001, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,939, $3,139, and $5,937 during the three, six and twelve months ended March 31, 2002, respectively, and $1,341, $2,478 and $4,556 during the three, six and twelve months ended March 31, 2001, respectively. In addition, the Partnership advances funds to Atlantic Energy, Inc. for the purchase of propane. Such advances totaled $717 at March 31, 2002 and are included in accounts receivable
        - related parties.


6.      ISSUANCE OF COMMON UNITS

        On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. The proceeds of this sale and related capital contributions from the General Partner totaling $7,075 were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital.

        On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. On January 8, 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The remainder of the overallotment option has expired. The net proceeds of the public offering and related capital contributions from the General Partner totaling $50,635 were contributed to AmeriGas OLP and used for working capital.


7.      COMMITMENTS AND CONTINGENCIES

        There have been no significant developments relating to the commitments and contingencies reported in the Partnership's 2001 Annual Report.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)




                                                                                    March 31,          September 30,
                                                                                       2002                 2001
                                                                                 ---------------      ---------------

ASSETS
------

      Cash                                                                              $ 1,000              $ 1,000
                                                                                 ---------------      ---------------
           Total assets                                                                 $ 1,000              $ 1,000
                                                                                 ===============      ===============

STOCKHOLDER'S EQUITY
--------------------

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                                                       $     1              $     1
      Additional paid-in capital                                                            999                  999
                                                                                 ---------------      ---------------
           Total stockholder's equity                                                   $ 1,000              $ 1,000
                                                                                 ===============      ===============







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

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                        March 31,        September 30,
                                                                                          2002               2001
                                                                                     --------------     --------------
ASSETS
------
                                                                                       $     1,000        $     1,000
                                                                                     --------------     --------------
        Cash                                                                           $     1,000        $     1,000
                                                                                     ==============     ==============
                Total assets


STOCKHOLDER'S EQUITY
--------------------

        Common stock, without par value; 100 shares authorized,
                issued and outstanding                                                 $         -        $         -
        Additional paid-in capital                                                           1,000              1,000
                                                                                     --------------     --------------
                Total stockholder's equity                                             $     1,000        $     1,000
                                                                                     ==============     ==============









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

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                             March 31,          September 30,
                                                                                               2002                 2001
                                                                                          --------------       --------------
ASSETS
------
                                                                                            $     1,000          $     1,000
                                                                                          --------------       --------------
      Cash                                                                                  $     1,000          $     1,000
                                                                                          ==============       ==============
              Total assets


STOCKHOLDER'S EQUITY
--------------------

      Common stock, without par value; 100 shares authorized,
              issued and outstanding                                                        $         -          $         -
      Additional paid-in capital                                                                  1,000                1,000
                                                                                          --------------       --------------
              Total stockholder's equity                                                    $     1,000          $     1,000
                                                                                          ==============       ==============








See accompanying note to balance sheets.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS



AP Eagle Finance Corp. (AP Eagle Finance), a Delaware corporation, was formed on April 12, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On August 21, 2001, AmeriGas Partners issued $200,000,000 face value of 8.875% Senior Notes due May 2011. On May 3, 2002, AmeriGas Partners issued an additional $40,000,000 face value of 8.875% Senior Notes due May 2011. AP Eagle Finance serves as a co-obligor of these notes.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                             AMERIGAS PARTNERS, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 2002 ("2002 three-month period") with the three months ended March 31, 2001 ("2001 three-month period"); (2) the six months ended March 31, 2002 ("2002 six-month period") with the six months ended March 31, 2001 ("2001 six-month period"); and (3) the twelve months ended March 31, 2002 ("2002 twelve-month period") with the twelve months ended March 31, 2001 ("2001 twelve-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Increase
Three Months Ended March 31,                                2002                2001                          (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
     Retail                                                      346.2               287.9                    58.3            20.3 %
     Wholesale                                                    86.1               132.4                   (46.3)          (35.0)%
                                                       ----------------    ----------------       -----------------
                                                                 432.3               420.3                    12.0             2.9 %
                                                       ================    ================       =================
Revenues:
     Retail propane                                      $       392.9               430.6          $        (37.7)           (8.8)%
     Wholesale propane                                            40.1               104.0                   (63.9)          (61.4)%
     Other                                                        27.1                22.9                     4.2            18.3 %
                                                       ----------------    ----------------       -----------------
                                                         $       460.1               557.5          $        (97.4)          (17.5)%
                                                       ================    ================       =================

Total margin                                             $       238.8       $       214.0          $         24.8            11.6 %
EBITDA (a)                                               $       121.1       $       113.1          $          8.0             7.1 %
Operating income                                         $       104.6       $        94.7          $          9.9            10.5 %
Heating degree days - % (warmer)
     than normal (b)                                              (8.5)               (0.8)                     -               -
-----------------------------------------------------------------------------------------------------------------------------------

(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests and the cumulative effect of accounting changes) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. EBITDA is included to provide additional information for evaluating the Partnership's ability to declare and pay the Minimum Quarterly Distribution. The Partnership's definition of EBITDA may be different from that used by other companies.

(b) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental United States.

                             AMERIGAS PARTNERS, L.P.


Based upon national heating degree day data, temperatures in the 2002 three-month period were 8.5% warmer than normal compared to weather that was 0.8% warmer than normal in the 2001 three-month period. Although the significantly warmer weather adversely affected our heating-related sales volumes, retail gallons sold increased 58.3 million gallons (20.3%) principally as a result of the August 21, 2001 acquisition of Columbia Propane. Additionally, sales to commercial, industrial and motor fuel customers were negatively impacted by the weaker U.S. economy in the 2002 three-month period.

Retail propane revenues decreased $37.7 million to $392.9 million reflecting a $125.0 million decrease as a result of lower average selling prices partially offset by an $87.3 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $63.9 million reflecting (1) a $27.6 million decrease resulting from lower average selling prices and (2) a $36.3 million decrease as a result of lower wholesale volumes sold. The lower retail and wholesale selling prices reflect significantly lower propane product costs in the 2002 three-month period. The average wholesale price of propane at Mont Belvieu, Texas, a major U.S. supply point, was approximately 33 cents per gallon in the 2002 three-month period compared to 64 cents per gallon in the prior-year period. Other revenues increased $4.3 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $122.1 million reflecting the previously mentioned lower average propane product costs.

Total margin increased $24.8 million reflecting the impact of the higher retail propane gallons sold, including greater sales and unit margins from our PPX(R) cylinder exchange business, and greater margin from ancillary sales and service income. Average propane unit margins in the 2002 three-month period were lower than average margins in the prior-year period which benefited from gains on derivative hedge instruments and favorably priced supply arrangements during a period of rapidly escalating product costs and market volatility.

EBITDA increased $8.0 million (7.1%) in the 2002 three-month period as the increase in total margin was offset principally by a $17.4 million increase in Partnership operating and administrative expenses. The increase in operating expenses in the current year includes incremental expenses associated with Columbia Propane's operations partially offset by lower volume-driven costs including (1) distribution costs; (2) employee-related costs including lower overtime and incentive compensation costs; and (3) uncollectible accounts expense. Operating income increased more than the increase in EBITDA principally due to the elimination of goodwill and excess reorganization value amortization resulting from the adoption of SFAS 142 on October 1, 2001, partially offset by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year three-month period includes $6.0 million of goodwill and excess reorganization value amortization.

The Partnership's interest expense for the 2002 three-month period increased $2.2 million primarily due to higher levels of AmeriGas Partners' long-term debt outstanding primarily related to the Columbia Propane acquisition offset by lower AmeriGas OLP Bank Credit Agreement borrowings and lower short-term interest rates.

                             AMERIGAS PARTNERS, L.P.


2002 SIX-MONTH PERIOD COMPARED WITH 2001 SIX-MONTH PERIOD

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Increase
Six Months Ended March 31,                                  2002                2001                         (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
     Retail                                                      611.8               544.9                    66.9            12.3 %
     Wholesale                                                   169.3               221.4                   (52.1)          (23.5)%
                                                       ----------------    ----------------       -----------------
                                                                 781.1               766.3                    14.8             1.9 %
                                                       ================    ================       =================
Revenues:
     Retail propane                                      $       691.6       $       768.3          $        (76.7)          (10.0)%
     Wholesale propane                                            80.5               171.7                   (91.2)          (53.1)%
     Other                                                        59.4                49.9                     9.5            19.0 %
                                                       ----------------    ----------------       -----------------
                                                         $       831.5       $       989.9          $       (158.4)          (16.0)%
                                                       ================    ================       =================

Total margin                                             $       413.7       $       381.7          $         32.0             8.4 %
EBITDA                                                   $       179.3       $       188.2          $         (8.9)           (4.7)%
Operating income                                         $       146.6       $       151.5          $         (4.9)           (3.2)%
Heating degree days - % (warmer) colder
     than normal                                                 (11.4)                5.2                      -               -
-----------------------------------------------------------------------------------------------------------------------------------


Temperatures based upon national heating degree days were 11.4% warmer than normal in the 2002 six-month period compared to weather that was 5.2% colder than normal in the 2001 six-month period. According to the National Climatic Data Center, U.S. weather in the November 2001 to January 2002 period was the warmest on record. Although the significantly warmer weather and a weak U.S. economy adversely affected our sales volumes, retail gallons sold increased 66.9 million gallons (12.3%) as a result of the August 21, 2001 acquisition of Columbia Propane.

Retail propane revenues decreased $76.7 million to $691.6 million reflecting a $171.0 million decrease as a result of lower average selling prices partially offset by a $94.3 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $91.2 million reflecting (1) a $50.9 million decrease resulting from lower average selling prices and (2) a $40.3 million decrease as a result of lower wholesale volumes sold. The lower retail and wholesale selling prices reflect significantly lower propane product costs in the 2002 six-month period. Other revenues increased $9.5 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $190.4 million reflecting the lower average propane product costs.

Total margin increased $32.0 million reflecting the impact of the higher retail propane gallons sold, including greater sales and margin contribution from PPX(R), and greater margin from ancillary sales and service income principally as a result of the Columbia Propane acquisition. Retail propane unit margins were slightly below last year's unit margins which benefited from derivative hedge gains and favorably priced supply arrangements during a period of rapidly escalating product costs and market volatility.

EBITDA decreased $8.9 million (4.7%) in the 2002 six-month period as the increase in total margin was more than offset by (1) a $39.5 million increase in Partnership operating and

                             AMERIGAS PARTNERS, L.P.


administrative expenses and (2) a $1.4 million decrease in other income. The increase in operating expenses in the current year includes expenses of Columbia Propane's operations partially offset by lower volume-driven distribution, compensation and uncollectible accounts expense. Operating income decreased less than the decrease in EBITDA principally due to the elimination of goodwill amortization resulting from the adoption of SFAS 142 on October 1, 2001, partially offset by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year six-month period includes $11.9 million of goodwill and excess reorganization value amortization. Other income decreased $1.4 million including a loss of $0.8 million from the early redemption of $15 million of AmeriGas Partners Senior Notes.

The Partnership's interest expense for the 2002 six-month period increased $4.9 million primarily due to higher levels of AmeriGas Partners' long-term debt outstanding primarily related to the Columbia propane acquisition offset by lower AmeriGas OLP Bank Credit Agreement borrowings and lower short-term interest rates.

2002 TWELVE-MONTH PERIOD COMPARED WITH 2001 TWELVE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Increase
Twelve Months Ended March 31,                               2002               2001                         (Decrease)
---------------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gallons sold (millions):
     Retail                                                     887.7              815.6                    72.1             8.8 %
     Wholesale                                                  240.8              336.2                   (95.4)          (28.4)%
                                                       ---------------    ---------------        ----------------
                                                              1,128.5            1,151.8                   (23.3)           (2.0)%
                                                       ===============    ===============        ================
Revenues:
     Retail propane                                      $    1,031.7       $    1,084.7           $       (53.0)           (4.9)%
     Wholesale propane                                          123.3              242.3                  (119.0)          (49.1)%
     Other                                                      105.0               93.1                    11.9            12.8 %
                                                       ---------------    ---------------        ----------------
                                                         $    1,260.0       $    1,420.1           $      (160.1)          (11.3)%
                                                       ===============    ===============        ================

Total margin                                             $      614.4       $      557.6           $        56.8            10.2 %
EBITDA                                                   $      199.6       $      208.1           $        (8.5)           (4.1)%
Operating income                                         $      128.9       $      136.8           $        (7.9)           (5.8)%
Heating degree days - % (warmer) colder
     than normal                                                (11.6)               3.5                      -               -
---------------------------------------------------------------------------------------------------------------------------------

Temperatures based upon heating degree days were 11.6% warmer than normal during the 2002 twelve-month period compared to weather that was 3.5% colder than normal in the 2001 twelve-month period. Retail propane gallons sold increased
72.1 million gallons (8.8%) due to the Columbia Propane acquisition partially offset by the impact of the warmer 2002 twelve-month period weather and the slowing U.S. economy.

Total retail propane revenues decreased $53.0 million reflecting a $148.9 million decrease as a result of lower average selling prices partially offset by a $95.9 million increase as a result of the higher retail volumes sold. The $119.0 million decrease in wholesale revenues reflects (1) a $68.8 million decrease as a result of lower volumes sold and (2) a $50.2 million decrease as a result of lower average wholesale selling prices. Nonpropane revenues increased $11.9 million to $105.0 million principally as a result of the Columbia Propane acquisition. Cost of sales

                             AMERIGAS PARTNERS, L.P.


decreased $216.9 million as a result of significantly lower average propane product costs partially offset by the greater retail volumes sold.

Total margin increased $56.8 million due to greater retail volumes sold. Average propane retail unit margins in the 2002 twelve-month period were slightly higher than in the prior-year period reflecting, in part, higher PPX(R) volumes and unit margins.

EBITDA decreased $8.5 million in the 2002 twelve-month period as the increase in total margin was more than offset by a $62.4 million increase in the Partnership's operating and administrative expenses and a $2.9 million decline in other income. The increase in operating and administrative expenses is due in large part to (1) the impact of acquisitions, principally Columbia Propane, and growth-related expenses associated with PPX(R); (2) higher distribution expenses including higher vehicle fuel and maintenance expense; and (3) higher overtime and incentive compensation costs. Operating income decreased $7.9 million as the decrease in EBITDA was reduced primarily by lower amortization expense resulting from the adoption of SFAS 142 on October 1, 2001 partially offset by higher depreciation expense resulting from the Columbia Propane acquisition. The decline in other income includes, among others, lower interest and finance charge income and a decline in the fair value of propane call option contracts.

The Partnership's interest expense for the 2002 twelve-month period increased $6.7 million due to higher levels of AmeriGas Partners long-term debt outstanding primarily related to the Columbia Propane acquisition offset by lower average Bank Credit Agreement borrowings and lower short-term interest rates.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at March 31, 2002 totaled $965.7 million (including current maturities of $64.5 million) compared to $1,005.9 million at September 30, 2001. At March 31, 2002, there were no amounts outstanding under AmeriGas OLP's Revolving Credit Facility and Acquisition Facility. The Partnership had cash balances totaling $66.2 million at March 31, 2002 compared to $32.5 million at September 30, 2001. AmeriGas OLP's Acquisition Facility and Revolving Credit Facility expire September 15, 2002. The Partnership's management expects to extend these facilities for an additional year, or amend and reissue for a longer-term period. In November 2001, AmeriGas Partners redeemed prior to maturity $15 million face value of its 10.125% Senior Notes at a redemption price of 103.375%. In April 2002, we repaid $60 million of AmeriGas OLP maturing First Mortgage Notes with a combination of existing cash balances and borrowings under our Bank Credit Agreement. On May 3, 2002, AmeriGas Partners issued $40 million of 8 7/8% Senior Notes at an effective interest rate of 8.12% and contributed the proceeds to AmeriGas OLP to reduce indebtedness under its Revolving Credit Facility and for working capital and general business purposes of AmeriGas OLP.

On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. The proceeds of this sale and related capital contributions from the General Partner totaling $7.1 million were contributed to AmeriGas OLP and used to reduce Bank

                             AMERIGAS PARTNERS, L.P.


Credit Agreement borrowings and for working capital. On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. On January 8, 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The remainder of the overallotment option has expired. The net proceeds of the public offering and related capital contributions from the General Partner totaling $50.6 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital.

During the six months ended March 31, 2002, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarters ended September 30, 2001 and December 31, 2001. The MQD for the quarter ended March 31, 2002 will be paid on May 18, 2002 to holders of record on May 10, 2002. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The ability of the Partnership to attain the cash-based performance and distribution requirements necessary to convert the 9,891,072 Subordinated Units held by the General Partner depends upon a number of factors, including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Based upon current projections of operating results and changes in working capital, it is possible that the Partnership could satisfy the cash-based performance requirements for conversion in respect of the quarter ending September 30, 2002.

CASH FLOWS

Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the six months ended March 31, 2002 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $91.6 million during the six months ended March 31, 2002 compared with $43.6 million during the prior-year six-month period. Changes in operating working capital during the 2002 six-month period used $46.2 million of operating cash flow compared with $106.7 million of cash used in the prior year six-month period. The significant decline in cash used for changes in operating working capital reflects the impact of substantially lower propane selling prices and product costs on working capital, principally accounts receivable and inventories. Cash flow from operating activities before changes in operating working capital was $137.7 million in the six months ended March 31, 2002 compared with $150.3 million in the prior-year six-month period reflecting the decline in 2002 six-month period operating results.

INVESTING ACTIVITIES. We spent $26.8 million for property, plant and equipment (including maintenance capital expenditures of $11.9 million) during the six months ended March 31, 2002

                             AMERIGAS PARTNERS, L.P.


compared with $18.8 million (including maintenance capital expenditures of $9.4 million) during the six months ended March 31, 2001. The increase in capital expenditures reflects expenditures associated with the Columbia Propane Businesses and higher expenditures for PPX(R) grill cylinder overfill protection valves to comply with recently enacted governmental safety regulations. Proceeds from asset sales were higher in the 2002 six-month period reflecting, in part, disposals of Columbia Propane excess assets.

FINANCING ACTIVITIES. During each of the six-month periods ended March 31, 2002 and 2001, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During the 2002 six-month period, we sold 350,000 Common Units to the General Partner, and 2,428,047 Common Units to the public in conjunction with an underwritten public offering. The combined net proceeds of these sales and related capital contributions from the General Partner of $57.7 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. Also during the 2002 six-month period, AmeriGas Partners redeemed $15 million of its 10.125% Senior Notes and AmeriGas OLP repaid $20 million of borrowings outstanding under its Acquisition Facility.

ADOPTION OF SFAS NO. 142

Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill, including excess reorganization value, and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. As a result of the adoption of SFAS 142, the Partnership ceased the amortization of goodwill and excess reorganization value effective October 1, 2001. For a more detailed discussion of SFAS 142 and its impact on the Partnership, see Note 3 to Condensed Consolidated Financial Statements.

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

                             AMERIGAS PARTNERS, L.P.


process of evaluating the impact SFAS 143 will have on its financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Partnership October 1, 2002. The Partnership believes that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are commodity prices for propane and interest rates on borrowings.

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

                             AMERIGAS PARTNERS, L.P.


The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2002. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

---------------------------------------------------------------------------------------------------------------
                                                                                  Fair           Change in
                                                                                  Value          Fair Value
---------------------------------------------------------------------------------------------------------------
                                                                                  (Millions of dollars)
March 31, 2002:
     Propane commodity price risk                                                 $       4.5      $      (5.5)
     Interest rate risk                                                                   1.8             (6.2)
---------------------------------------------------------------------------------------------------------------

Because the Partnership's derivative instruments generally qualify as hedges under SFAS 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The following Current Report on Form 8-K was filed during the fiscal quarter ended March 31, 2002:

                Date                   Item Number                            Content
                ----                   -----------                            -------

         January 22, 2002                   5                     Notice of first quarter earnings
                                                                  conference call webcast.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                                 AmeriGas Partners, L.P.
                                        ----------------------------------------
                                                      (Registrant)
                                        By:      AmeriGas Propane, Inc.,
                                                 as General Partner


Date:  May 14, 2002                     By: /s/  Martha B. Lindsay
-------------------                     -----------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        ------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer



                                                  AmeriGas Finance Corp.
                                        ----------------------------------------
                                                      (Registrant)



Date:  May 14, 2002                     By: /s/  Martha B. Lindsay
-------------------                     -----------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        -----------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer

                                               AmeriGas Eagle Finance Corp.
                                        ----------------------------------------
                                                      (Registrant)



Date:  May 14, 2002                     By: /s/  Martha B. Lindsay
-------------------                     -----------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        ------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer



                                                   AP Eagle Finance Corp.
                                        ----------------------------------------
                                                      (Registrant)



Date:  May 14, 2002                     By: /s/  Martha B. Lindsay
-------------------                     -----------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        -----------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer