Form 10-Q
period 2002-06-30
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2002-08-14
CIK 932628, 1161868, 1161869, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At July 31, 2002, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. - 39,541,286 Common Units
                                             9,891,072 Subordinated Units
                  AmeriGas Finance Corp. -         100 shares
                  AmeriGas Eagle Finance Corp. -   100 shares
                  AP Eagle Finance Corp. -         100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                          PAGES
                                                                                                          -----
PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements

           AmeriGas Partners, L.P.

              Condensed Consolidated Balance Sheets as of June 30, 2002 and
                September 30, 2001                                                                          1

              Condensed Consolidated Statements of Operations for the three and nine
                months ended June 30, 2002 and 2001                                                         2

              Condensed Consolidated Statements of Cash Flows for the nine
                months ended June 30, 2002 and 2001                                                         3

              Condensed Consolidated Statement of Partners' Capital for the
                nine months ended June 30, 2002                                                             4

              Notes to Condensed Consolidated Financial Statements                                       5 - 11

           AmeriGas Finance Corp.

              Balance Sheets as of June 30, 2002 and September 30, 2001                                    12

              Note to Balance Sheets                                                                       13

           AmeriGas Eagle Finance Corp.

              Balance Sheets as of June 30, 2002 and September 30, 2001                                    14

              Note to Balance Sheets                                                                       15

           AP Eagle Finance Corp.

              Balance Sheets as of June 30, 2002 and September 30, 2001                                    16

              Note to Balance Sheets                                                                       17

                           AMERIGAS PARTNERS, L.P.

                                                                                                          PAGES
                                                                                                          -----
  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      18 - 25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      26


PART II OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                                                                27

  Signatures                                                                                             28 - 29

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                     June 30,      September 30,
                                                                       2002             2001
                                                                   -------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $      45,089   $      32,489
     Accounts receivable (less allowances for doubtful accounts
         of  $8,980 and $10,792, respectively)                            93,823         102,392
     Accounts receivable - related parties                                 3,492           3,352
     Inventories                                                          53,798          73,072
     Prepaid expenses and other current assets                            18,831          18,955
                                                                   -------------   -------------
         Total current assets                                            215,033         230,260

Property, plant and equipment (less accumulated depreciation and
     amortization of $393,284 and $347,898, respectively)                613,724         627,640
Goodwill and excess reorganization value                                 589,924         589,878
Intangible assets (less accumulated amortization of $8,077 and
     $5,364, respectively)                                                24,193          26,870
Other assets                                                              22,219          21,774
                                                                   -------------   -------------
         Total assets                                              $   1,465,093   $   1,496,422
                                                                   =============   =============


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                          $      58,219   $      87,178
     Accounts payable - trade                                             73,892          73,692
     Accounts payable - related parties                                    2,044           3,623
     Customer deposits and advances                                       28,322          48,540
     Other current liabilities                                            80,975         112,657
                                                                   -------------   -------------
         Total current liabilities                                       243,452         325,690

Long-term debt                                                           888,214         918,726
Other noncurrent liabilities                                              41,952          42,860

Commitments and contingencies (note 7)

Minority interests                                                         6,861           5,641

Partners' capital                                                        284,614         203,505
                                                                   -------------   -------------
         Total liabilities and partners' capital                   $   1,465,093   $   1,496,422
                                                                   =============   =============


See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                        Three Months Ended          Nine Months Ended
                                                             June 30,                     June 30,
                                                    --------------------------    --------------------------
                                                       2002            2001          2002            2001
                                                    -----------    -----------    -----------    -----------
Revenues:
     Propane                                        $   226,192    $   197,524    $   998,326    $ 1,137,527
     Other                                               28,277         21,640         87,650         71,557
                                                    -----------    -----------    -----------    -----------
                                                        254,469        219,164      1,085,976      1,209,084
                                                    -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of sales - propane                             99,196        112,267        493,314        700,562
     Cost of sales - other                               12,032          8,237         35,702         28,142
     Operating and administrative expenses              115,642         86,845        351,139        282,820
     Depreciation and amortization                       16,632         18,529         49,306         55,235
     Other (income), net                                   (802)        (1,007)        (1,878)        (3,489)
                                                    -----------    -----------    -----------    -----------
                                                        242,700        224,871        927,583      1,063,270
                                                    -----------    -----------    -----------    -----------

Operating income (loss)                                  11,769         (5,707)       158,393        145,814
Interest expense                                        (21,784)       (19,319)       (66,541)       (59,163)
                                                    -----------    -----------    -----------    -----------
Income (loss) before income taxes                       (10,015)       (25,026)        91,852         86,651
Income tax (expense) benefit                                 68            474           (148)           879
Minority interests                                            2            206         (1,263)          (979)
                                                    -----------    -----------    -----------    -----------
Income (loss) before accounting changes                  (9,945)       (24,346)        90,441         86,551
Cumulative effect of accounting changes                      --             --             --         12,494
                                                    -----------    -----------    -----------    -----------
Net income (loss)                                   $    (9,945)   $   (24,346)   $    90,441    $    99,045
                                                    ===========    ===========    ===========    ===========


General partner's interest in net income (loss)     $      (100)   $      (244)   $       904    $       990
                                                    ===========    ===========    ===========    ===========
Limited partners' interest in net income (loss)     $    (9,845)   $   (24,102)   $    89,537    $    98,055
                                                    ===========    ===========    ===========    ===========

Income (loss) per limited partner unit - basic:
     Income (loss) before accounting changes        $     (0.20)   $     (0.54)   $      1.84    $      1.94
     Cumulative effect of accounting changes                 --             --             --           0.28
                                                    -----------    -----------    -----------    -----------
     Net income (loss)                              $     (0.20)   $     (0.54)   $      1.84    $      2.22
                                                    ===========    ===========    ===========    ===========
Income (loss) per limited partner unit - diluted:
     Income (loss) before accounting changes        $     (0.20)   $     (0.54)   $      1.83    $      1.94
     Cumulative effect of accounting changes                 --             --             --           0.28
                                                    -----------    -----------    -----------    -----------
     Net income (loss)                              $     (0.20)   $     (0.54)   $      1.83    $      2.22
                                                    ===========    ===========    ===========    ===========

Average limited partner units outstanding:
     Basic                                               49,432         44,295         48,736         44,149
                                                    ===========    ===========    ===========    ===========
     Diluted                                             49,432         44,295         48,830         44,149
                                                    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                           Nine Months Ended
                                                               June 30,
                                                        ----------------------
                                                          2002          2001
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $  90,441    $  99,045
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Cumulative effect of accounting changes            --      (12,494)
            Depreciation and amortization                  49,306       55,235
            Other, net                                        868          987
            Net change in:
                Accounts receivable                         4,096       (8,408)
                Inventories                                19,274       10,760
                Accounts payable                           (1,379)     (34,494)
                Other current assets and liabilities      (35,199)     (21,523)
                                                        ---------    ---------
         Net cash provided by operating activities        127,407       89,108
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment       (38,586)     (28,624)
     Proceeds from disposals of assets                      6,329        2,660
     Acquisitions of businesses, net of cash acquired        (736)        (147)
                                                        ---------    ---------
         Net cash used by investing activities            (32,993)     (26,111)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions                                        (81,035)     (73,827)
     Minority interest activity                              (199)         199
     Decrease in bank loans                                    --      (21,000)
     Issuance of long-term debt                            40,900       59,705
     Repayment of long-term debt                          (98,607)     (60,390)
     Proceeds from issuance of Common Units                56,556       39,836
     Capital contributions from General Partner               571          407
                                                        ---------    ---------
         Net cash used by financing activities            (81,814)     (55,070)
                                                        ---------    ---------

Cash and cash equivalents increase                      $  12,600    $   7,927
                                                        =========    =========

CASH AND CASH EQUIVALENTS:
     End of period                                      $  45,089    $  18,722
     Beginning of period                                   32,489       10,795
                                                        ---------    ---------
         Increase                                       $  12,600    $   7,927
                                                        =========    =========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                                                         Accumulated
                                                 Number of units                                            other         Total
                                          --------------------------                            General  comprehensive   partners'
                                            Common      Subordinated     Common   Subordinated  partner  income (loss)   capital
                                          -----------   ------------   ---------  ------------  -------  -------------   ---------
BALANCE SEPTEMBER 30, 2001                 36,761,239     9,891,072    $ 187,001    $ 28,513    $2,174   $(14,183)       $203,505

   Net income                                                             71,496      18,041       904                     90,441

   Net loss on derivative instruments                                                                     (17,543)        (17,543)

   Reclassification adjustment for net
     losses on derivative instruments
     included in net income                                                                                32,119          32,119
                                                                                                          -------        --------
   Comprehensive income                                                                                    14,576         105,017

   Distributions                                                         (63,905)    (16,320)     (810)                   (81,035)

   Common Units issued in connection
     with public offering                   2,428,047                     49,623                   501                     50,124

   Common Units sold to General Partner       350,000                      6,933                    70                      7,003
                                          -----------    ----------    ---------    --------    ------   --------        --------
BALANCE JUNE 30, 2002                      39,539,286     9,891,072    $ 251,148    $ 30,234    $2,839   $    393        $284,614
                                          ===========    ==========    =========    ========    ======   ========        ========

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

      The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2002 and 2001:

                                                Three Months Ended June 30,  Nine Months Ended June 30,
                                                   2002         2001            2002         2001
-------------------------------------------------------------------------------------------------------
Net income (loss)                                 $  (9,945)    $ (24,346)     $  90,441      $99,045
Other comprehensive income (loss)                    (5,436)       (8,720)        14,576      (10,387)
-------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                       $ (15,381)    $ (33,066)     $ 105,017      $88,658
-------------------------------------------------------------------------------------------------------

      Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassification adjustments for net gains and losses included in net income (loss).

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

      The purchase price of the Columbia Propane Businesses consisted of $201,750 in cash. In addition, AmeriGas OLP agreed to pay CEG for the amount of working capital, as defined, in excess of $23,000. In April 2002, the Partnership's management and CEG agreed upon the amount of working capital acquired by AmeriGas OLP and AmeriGas OLP made an additional payment for working capital and other adjustments totaling $736. The Columbia Purchase Agreement also provided for the purchase by CEG of limited partnership interests in AmeriGas OLP valued at $50,000 for $50,000 in cash, which interests were exchanged for 2,356,953 Common Units of AmeriGas Partners having an estimated fair value of $54,422. Concurrently with the acquisition, AmeriGas Partners issued $200,000 of 8.875% Senior Notes due 2011, the net proceeds of which were contributed to AmeriGas OLP to finance the acquisition of the Columbia Propane Businesses, to fund related fees and expenses, and to repay debt outstanding under AmeriGas OLP's Bank Credit Agreement.

      The following table identifies the components of the purchase price:

------------------------------------------------------------------------------
Cash paid                                                           $ 202,486
Cash received from sale of AmeriGas OLP limited partner interests     (50,000)
Fair value of AmeriGas Partners' Common Units issued in exchange
     for the AmeriGas OLP limited partner interests                    54,422
Transaction costs and expenses                                          6,968
Involuntary employee termination benefits and relocation costs          5,363
Other liabilities and obligations assumed                               6,107
------------------------------------------------------------------------------
                                                                    $ 225,346
------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      The purchase price of the Columbia Propane Businesses has been preliminarily allocated to the assets acquired and liabilities assumed as follows:

-----------------------------------------------------------------------------------
Working capital                                                          $  24,556
Property, plant and equipment                                              181,386
Customer relationships and noncompete agreement (estimated useful life
     of 15 and 5 years, respectively)                                       20,986
Other assets and liabilities                                                (1,582)
-----------------------------------------------------------------------------------
Total                                                                    $ 225,346
-----------------------------------------------------------------------------------

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

      The following table presents unaudited pro forma income statement and per unit data for the nine months ended June 30, 2001 as if the acquisition of the Columbia Propane Businesses had occurred as of October 1, 2000:

                                                              Nine Months
                                                                 Ended
                                                             June 30, 2001
--------------------------------------------------------------------------
Revenues                                                      $ 1,555,017
Income  before accounting changes                             $   100,577
Net income                                                    $   113,071
Income per limited partner unit - basic and diluted:
          Income before accounting changes                    $      2.14
          Net income                                          $      2.41
--------------------------------------------------------------------------

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

      The Partnership's intangible assets comprise the following:

-------------------------------------------------------------------------------------------------
                                          June 30, 2002                    September 30, 2001
                                   -----------------------------    -----------------------------
                                   Gross Carrying   Accumulated     Gross Carrying    Accumulated
                                       Amount       Amortization         Amount       Amortization
-------------------------------------------------------------------------------------------------
Subject to amortization:
     Customer relationships and
          noncompete agreements       $  32,270      $  (8,077)        $  32,234       $  (5,364)

Not subject to amortization:
     Goodwill                         $ 496,604                        $ 496,558
     Excess reorganization value         93,320                           93,320
-------------------------------------------------------------------------------------------------
                                      $ 589,924                        $ 589,878
-------------------------------------------------------------------------------------------------

      Amortization expense of intangible assets for the three and nine months ended June 30, 2002 was $892 and $2,713, respectively. Amortization expense of intangible assets for the three and nine months ended June 30, 2001, including amortization of goodwill and excess reorganization value prior to the adoption of SFAS 142, was $6,399 and $19,216, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2002 - $3,396; Fiscal 2003 - $2,971; Fiscal 2004 - $2,858; Fiscal 2005 - $2,625; Fiscal 2006 - $2,139.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      The following table reflects adjusted net income (loss) and net income
      (loss) per limited partner unit as if SFAS 142 had been effective as of October 1, 2000:

-------------------------------------------------------------------------------------------------------------
                                                                  Three Months               Nine Months
                                                                 Ended June 30,            Ended June 30,
-------------------------------------------------------------------------------------------------------------
                                                               2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):

Reported income (loss) before accounting changes            $ (9,945)    $ (24,346)    $ 90,441    $  86,551
Add back goodwill and excess reorganization value
     amortization, net of adjustment to minority interest         --         5,891           --       17,675
-------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before accounting changes              (9,945)      (18,455)      90,441      104,226
Cumulative effect of accounting changes                           --            --           --       12,494
-------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                  $ (9,945)    $ (18,455)    $ 90,441    $ 116,720
-------------------------------------------------------------------------------------------------------------

DILUTED INCOME (LOSS) PER LIMITED PARTNER UNIT:

Reported income (loss) before accounting changes            $  (0.20)    $   (0.54)    $   1.83    $    1.94
Add back goodwill and excess reorganization value
     amortization, net of adjustment to minority interest         --          0.13           --         0.40
-------------------------------------------------------------------------------------------------------------
Adjusted income (loss) before accounting changes               (0.20)        (0.41)        1.83         2.34
Cumulative effect of accounting changes                           --            --           --         0.28
-------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                  $  (0.20)    $   (0.41)    $   1.83    $    2.62
-------------------------------------------------------------------------------------------------------------

      In accordance with the provisions of SFAS 142, we were required to perform a transitional goodwill impairment test by March 31, 2002. In addition, we must perform the impairment test annually and whenever events or circumstances indicate that the value of goodwill might be impaired. In connection with these goodwill impairment tests, SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the Partnership. If the carrying amount of the Partnership exceeds its fair value, we would then perform the second step of the impairment test which requires the calculation of the implied fair value of goodwill by allocating the Partnership's fair value to all of its assets and liabilities in a manner similar to a business combination, with any residual fair value being allocated to goodwill. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized for the excess.

      We have completed the transitional impairment test and have determined that based upon the fair value of the Partnership, goodwill and excess reorganization value were not impaired as of October 1, 2001. We will perform our annual impairment test during the fourth fiscal quarter.

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

      Accounting for Tank Installation Costs. Effective October 1, 2000, we changed our method of accounting for tank installation costs which are not billed to customers. Prior to the change in accounting method, all such costs to install Partnership-owned tanks at a customer location were expensed as incurred. Under the new accounting method, all such costs, net of amounts billed to customers, are capitalized in property, plant and equipment and amortized over the estimated period of benefit not exceeding ten years. We believe that the new accounting method better matches the costs of installing Partnership-owned tanks with the periods benefited. As a result of this change in accounting, on October 1, 2000, we recorded an increase of $19,214 in net income representing the cumulative effect of the change in accounting method on prior years.

      Cumulative Effect of Accounting Changes. The cumulative effect impact of these accounting changes reflected on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2001 and related per limited partner unit amounts, as well as the cumulative effect from the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," comprise the following:

-------------------------------------------------------------------------------
                                                Cumulative         Per Limited
                                                  Effect           Partner Unit
-------------------------------------------------------------------------------
Tank fees                                       $ (5,984)            $ (0.13)
Tank installation costs                           19,214                0.43
SFAS 133                                            (736)              (0.02)
-------------------------------------------------------------------------------
Total                                           $ 12,494             $  0.28
-------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

5.    RELATED PARTY TRANSACTIONS

      Pursuant to the Agreement of Limited Partnership of AmeriGas Partners and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs totaled $64,691 and $200,955 during the three and nine months ended June 30, 2002, respectively, and $47,179 and $159,764 during the three and nine months ended June 30, 2001, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,266 and $4,196 during the three and nine months ended June 30, 2002, respectively, and $1,388 and $3,866 during the three and nine months ended June 30, 2001, respectively. UGI and certain of its subsidiaries also provide office space to the Partnership and during the three and nine months ended June 30, 2001, provided general liability, automobile and workers' compensation insurance. These expenses totaled $358 and $1,071 during the three and nine months ended June 30, 2002, respectively, and $402 and $982 during the three and nine months ended June 30, 2001, respectively. In addition, the Partnership advances funds to Atlantic Energy, Inc. for the purchase of propane. Such advances totaled $3,148 at June 30, 2002 and are included in accounts receivable - related parties.

6.    ISSUANCE OF COMMON UNITS

      On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. The proceeds of this sale and related capital contributions from the General Partner totaling $7,075 were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital.

      On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. On January 8, 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The net proceeds of the public offering and related capital contributions from the General Partner totaling $50,635 were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital.

7.    COMMITMENTS AND CONTINGENCIES

      There have been no significant developments relating to the commitments and contingencies reported in the Partnership's 2001 Annual Report.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                             June 30,   September 30,
                                                               2002          2001
                                                             --------   -------------
ASSETS

      Cash                                                   $  1,000   $       1,000
                                                             --------   -------------
           Total assets                                      $  1,000   $       1,000
                                                             ========   =============

STOCKHOLDER'S  EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                            $      1   $           1
      Additional paid-in capital                                  999             999
                                                             --------   -------------
           Total stockholder's equity                        $  1,000   $       1,000
                                                             ========   =============

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

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                       June 30,      September 30,
                                                                         2002            2001
                                                                      -----------     -----------
ASSETS
      Cash                                                            $     1,000     $     1,000
                                                                      -----------     -----------
               Total assets                                           $     1,000     $     1,000
                                                                      ===========     ===========


STOCKHOLDER'S  EQUITY

       Common stock, without par value; 100 shares authorized,
               issued and outstanding                                 $        --     $        --
       Additional paid-in capital                                           1,000           1,000
                                                                      -----------     -----------
               Total stockholder's equity                             $     1,000     $     1,000
                                                                      ===========     ===========


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

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                            June 30,      September 30,
                                                                              2002             2001
                                                                          ------------     -----------
ASSETS

     Cash                                                                 $      1,000     $     1,000
                                                                          ------------     -----------
             Total assets                                                 $      1,000     $     1,000
                                                                          ============     ===========

STOCKHOLDER'S  EQUITY

     Common stock, without par value; 100 shares authorized,
             issued and outstanding                                       $         --     $        --
     Additional paid-in capital                                                  1,000           1,000
                                                                          ------------     -----------
             Total stockholder's equity                                   $      1,000     $     1,000
                                                                          ============     ===========

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

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended June 30, 2002 ("2002 three-month period") with the three months ended June 30, 2001 ("2001 three-month period") and (2) the nine months ended June 30, 2002 ("2002 nine-month period") with the nine months ended June 30, 2001 ("2001 nine-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------
                                                                                      Increase
Three Months Ended June 30,                        2002             2001             (Decrease)
---------------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                                       171.0            133.2            37.8          28.4%
     Wholesale                                     39.4             36.5             2.9           7.9%
                                                -------          -------          ------
                                                  210.4            169.7            40.7          24.0%
                                                =======          =======          ======
Revenues:
     Retail propane                             $ 206.3          $ 174.1          $ 32.2          18.5%
     Wholesale propane                             19.9             23.4            (3.5)        (15.0)%
     Other                                         28.3             21.7             6.6          30.4%
                                                -------          -------          ------
                                                $ 254.5          $ 219.2          $ 35.3          16.1%
                                                =======          =======          ======

Total margin (a)                                $ 143.2          $  98.7          $ 44.5          45.1%
EBITDA (b)                                      $  28.4          $  12.8          $ 15.6         121.9%
Operating income                                $  11.8          $  (5.7)         $ 17.5         307.0%
Heating degree days - % colder (warmer)
     than normal (c)                                4.3            (12.7)             --            --
---------------------------------------------------------------------------------------------------------

(a)   Total margin represents total revenues less cost of sales.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests and the cumulative effect of accounting changes) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. EBITDA is included to provide additional information for evaluating (1) the Partnership's ability to declare and pay the Minimum Quarterly Distribution and (2) its performance. The Partnership's definition of EBITDA may be different from that used by other companies.

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental United States.

                             AMERIGAS PARTNERS, L.P.

Based upon national heating degree day data, temperatures in the 2002 three-month period were 4.3% colder than normal compared to weather that was 12.7% warmer than normal in the 2001 three-month period. Retail gallons sold increased 37.8 million gallons (28.4%) principally as a result of the August 21, 2001 acquisition of Columbia Propane and, to a lesser extent, increased sales from our PPX(R) grill cylinder exchange business. The increase in PPX(R) sales reflects the impact on grill cylinder exchanges resulting from new National Fire Protection Association ("NFPA") guidelines requiring that propane cylinders refilled after April 1, 2002 be fitted with overfill protection devices ("OPDs") and an increase in the number of PPX(R) distribution outlets. Although sales to commercial, industrial and motor fuel customers increased during the 2002 three-month period due to the Columbia Propane acquisition, volumes from these customers were negatively impacted by a weak U.S. economy in the 2002 three-month period.

Retail propane revenues increased $32.2 million to $206.3 million reflecting a $49.4 million increase due to the higher retail volumes sold partially offset by a $17.2 million decrease as a result of lower average selling prices. Wholesale propane revenues decreased $3.5 million reflecting a $5.3 million decrease resulting from lower average selling prices partially offset by a $1.8 million increase as a result of higher wholesale volumes sold. The lower retail and wholesale selling prices reflect lower propane product costs in the 2002 three-month period. Other revenues increased $6.6 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $9.3 million reflecting the previously mentioned lower average propane product costs partially offset by the higher gallons sold.

Total margin increased $44.5 million principally reflecting (1) the impact of the Columbia Propane acquisition; (2) a $15.4 million increase in margin from our PPX(R) grill cylinder exchange business reflecting the higher volumes and greater PPX(R) unit margins; and (3) higher average propane unit margins on non-PPX(R) retail volumes. PPX(R) unit margins in the 2002 three-month period were higher than in the prior-year period due to increases in PPX(R) margins to fund the additional capital cost of installing OPDs on out-of-compliance grill cylinders. Because a significant portion of the improvement in PPX(R) margin in the 2002 three-month period was due to the impact of the NFPA guidelines, the extent to which this greater level of PPX(R) margin is sustainable in the future will depend upon a number of factors including the saturation rate of OPD valve replacement and competitive market conditions.

EBITDA increased $15.6 million in the 2002 three-month period as the $44.5 million increase in total margin was partially offset principally by a $28.8 million increase in Partnership operating and administrative expenses. The increase in operating and administrative expenses primarily resulted from incremental expenses associated with Columbia Propane's operations and higher volume-driven expenses associated with PPX(R). Operating income increased more than the increase in EBITDA as the elimination of goodwill and excess reorganization value amortization resulting from the adoption of SFAS 142 on October 1, 2001 was partially offset principally by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year three-month period includes $6.0 million of goodwill and excess reorganization value amortization.

The Partnership's interest expense for the 2002 three-month period increased $2.5 million primarily due to higher levels of AmeriGas Partners' long-term debt outstanding primarily related to the Columbia Propane acquisition partially offset by lower AmeriGas OLP Bank Credit Agreement borrowings and lower short-term interest rates.

                             AMERIGAS PARTNERS, L.P.

2002 NINE-MONTH PERIOD COMPARED WITH 2001 NINE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------
                                                                                         Increase
Nine Months Ended June 30,                      2002             2001                   (Decrease)
---------------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                                       782.8            678.1            104.7          15.4%
     Wholesale                                    208.7            257.9            (49.2)        (19.1)%
                                              ---------        ---------          -------
                                                  991.5            936.0             55.5           5.9%
                                              =========        =========          =======
Revenues:
     Retail propane                           $   897.9        $   942.4          $ (44.5)         (4.7)%
     Wholesale propane                            100.4            195.1            (94.7)        (48.5)%
     Other                                         87.7             71.6             16.1          22.5%
                                              ---------        ---------          -------
                                              $ 1,086.0        $ 1,209.1          $(123.1)        (10.2)%
                                              =========        =========          =======

Total margin                                  $   557.0        $   480.4          $  76.6          15.9%
EBITDA                                        $   207.7        $   201.0          $   6.7           3.3%
Operating income                              $   158.4        $   145.8          $  12.6           8.6%
Heating degree days - % (warmer) colder
     than normal                                   (9.5)             3.0               --            --
---------------------------------------------------------------------------------------------------------

Temperatures based upon national heating degree days were 9.5% warmer than normal in the 2002 nine-month period compared to weather that was 3.0% colder than normal in the 2001 nine-month period. According to the National Climatic Data Center, U.S. weather in the November 2001 through January 2002 period was the warmest November through January period on record. Although the significantly warmer weather and a weak U.S. economy adversely affected our sales volumes, retail gallons sold increased 104.7 million gallons principally as a result of the August 21, 2001 acquisition of Columbia Propane.

Retail propane revenues decreased $44.5 million to $897.9 million reflecting a $190.0 million decrease as a result of lower average selling prices partially offset by a $145.5 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $94.7 million reflecting (1) a $57.5 million decrease resulting from lower average selling prices and (2) a $37.2 million decrease as a result of lower wholesale volumes sold. The lower retail and wholesale selling prices reflect significantly lower propane product costs during the 2002 nine-month period compared to the prior-year period. Other revenues increased $16.1 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $199.7 million reflecting the lower average propane product costs partially offset by the impact of the higher retail gallons sold.

Total margin increased $76.6 million reflecting the impact of the Columbia Propane acquisition and a $22.7 million increase in total margin from PPX(R) as a result of higher unit margins and volumes. Average retail propane unit margins were comparable with the prior year. Average unit margins in the current year benefited from greater PPX(R) unit margins and volumes while the prior year unit margins benefited from derivative hedge gains and favorably priced supply arrangements during a period of rapidly escalating product costs and market volatility.

                             AMERIGAS PARTNERS, L.P.

EBITDA increased $6.7 million in the 2002 nine-month period as the $76.6 million increase in total margin was partially offset by (1) a $68.3 million increase in Partnership operating and administrative expenses and (2) a $1.6 million decrease in other income. The increase in operating expenses in the current year includes operating and administrative expenses of Columbia Propane's operations and higher volume-driven expenses associated with PPX(R). Operating income increased more than the increase in EBITDA principally due to the elimination of goodwill amortization resulting from the adoption of SFAS 142 on October 1, 2001 partially offset principally by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year nine-month period includes $17.9 million of goodwill and excess reorganization value amortization.

The Partnership's interest expense for the 2002 nine-month period increased $7.4 million primarily due to higher levels of AmeriGas Partners' long-term debt outstanding primarily related to the Columbia Propane acquisition partially offset by lower AmeriGas OLP Bank Credit Agreement borrowings and lower short-term interest rates.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at June 30, 2002 totaled $946.4 million (including current maturities of $58.2 million) compared to $1,005.9 million at September 30, 2001. In November 2001, AmeriGas Partners redeemed prior to maturity $15 million face value of its 10.125% Senior Notes at a redemption price of 103.375%. In April 2002, we repaid $60 million of AmeriGas OLP maturing First Mortgage Notes with a combination of existing cash balances and borrowings under our Bank Credit Agreement. On May 3, 2002, AmeriGas Partners issued $40 million of 8 7/8% Senior Notes at an effective interest rate of 8.25% and contributed the proceeds to AmeriGas OLP to reduce indebtedness under its Revolving Credit Facility and for working capital and general business purposes.

AmeriGas OLP's Bank Credit Agreement consists of a $100 million Revolving Credit Facility and a $75 million Acquisition Facility. At June 30, 2002, there were no borrowings outstanding under either of these facilities. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce available borrowing capacity, totaled $9.5 million at June 30, 2002. Although these facilities have a September 15, 2002 termination date, management expects these facilities to be extended through October 1, 2003 pursuant to a Second Amended and Restated Bank Credit Agreement anticipated to be finalized in August 2002.

On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. The proceeds of this sale and related capital contributions from the General Partner totaling $7.1 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. On January 8, 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The net proceeds of the public offering and related capital contributions from the General Partner totaling $50.6 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital.

                             AMERIGAS PARTNERS, L.P.

During the nine months ended June 30, 2002, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002. The MQD for the quarter ended June 30, 2002 will be paid on August 18, 2002 to holders of record on August 9, 2002. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

Pursuant to the Agreement of Limited Partnership of AmeriGas Partners, the remaining 9,891,072 Subordinated Units held by the General Partner are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in which certain cash-based performance and distribution requirements are met. Based upon current projections of operating results and changes in working capital, it is reasonably possible that the Partnership could satisfy the requirements for conversion in respect of the quarter ending September 30, 2002.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

The following table presents significant contractual cash obligations under long-term agreements existing as of June 30, 2002 (in millions).

-------------------------------------------------------------------------------------------
                   Three Months
                       Ended
                   September 30,       Fiscal         Fiscal
                       2002         2003 - 2004    2005 - 2006      Thereafter     Total
-------------------------------------------------------------------------------------------
Long-term debt         $  1.1         $ 118.2        $ 216.8         $ 610.3     $   946.4
Operating leases         12.1            67.1           52.2            69.1         200.5
-------------------------------------------------------------------------------------------
Total                  $ 13.2         $ 185.3        $ 269.0         $ 679.4     $ 1,146.9
-------------------------------------------------------------------------------------------

CASH FLOWS

The Partnership had cash balances totaling $45.1 million at June 30, 2002 compared to $32.5 million at September 30, 2001. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the nine months ended June 30, 2002 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $127.4 million during the nine months ended June 30, 2002 compared with $89.1 million during the prior-year nine-month period. Changes in operating working capital during the 2002 nine-month period used $13.2 million of operating cash flow compared with $53.7 million of cash used in the prior year nine-month period. The significant decline in cash used for changes in operating working capital principally reflects the impact of substantially lower propane selling prices and product costs on working capital, principally accounts receivable and inventories. Cash flow from operating activities before changes in operating working capital was

                             AMERIGAS PARTNERS, L.P.

$140.6 million in the nine months ended June 30, 2002 compared with $142.8 million in the prior-year nine-month period. Higher income before accounting changes was offset by a decrease in amortization expense due to the adoption of SFAS 142.

INVESTING ACTIVITIES. We spent $38.6 million for property, plant and equipment (including maintenance capital expenditures of $15.2 million) during the nine months ended June 30, 2002 compared with $28.6 million (including maintenance capital expenditures of $13.0 million) during the nine months ended June 30, 2001. The increase in capital expenditures reflects higher expenditures for PPX(R), principally grill cylinder OPDs to comply with NFPA guidelines, and expenditures associated with the Columbia Propane Businesses. Proceeds from asset sales were higher in the 2002 nine-month period reflecting, in part, disposals of Columbia Propane excess assets.

FINANCING ACTIVITIES. During each of the nine-month periods ended June 30, 2002 and 2001, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During the 2002 nine-month period, we sold 350,000 Common Units to the General Partner, and 2,428,047 Common Units to the public in conjunction with an underwritten public offering. The combined net proceeds of these sales and related capital contributions from the General Partner of $57.7 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. During the 2002 nine-month period, AmeriGas Partners redeemed $15 million of its 10.125% Senior Notes and AmeriGas OLP repaid $20 million of borrowings outstanding under its Acquisition Facility. Also during the 2002 nine-month period, AmeriGas Partners issued $40 million of 8 7/8% Senior Notes and contributed the proceeds to AmeriGas OLP to reduce indebtedness under its Revolving Credit Facility and for working capital and general business purposes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Partnership has identified the following critical accounting policy that is most important to the portrayal of the Partnership's financial condition and results of operations. The following accounting policy requires management's most subjective or complex judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

                             AMERIGAS PARTNERS, L.P.

LITIGATION ACCRUALS. The Partnership is involved in litigation regarding pending claims and legal actions that arise in the normal course of its business. In accordance with generally accepted accounting principles, the Partnership establishes reserves for pending claims and legal actions when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability, and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. We are required to adopt SFAS 143 effective October 1, 2002. We are currently in the process of evaluating the impact SFAS 143 will have on our financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Partnership October 1, 2002. We believe that the adoption of SFAS 144 will not have a material impact on our financial condition or results of operations.

SFAS 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (an amendment of APB Opinion No. 30) ("SFAS 4"), effective May 15, 2002. SFAS 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS 145, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in our Consolidated Statement of Income. Among other things, SFAS 145 also amends SFAS 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 relating to leases are effective for transactions

                             AMERIGAS PARTNERS, L.P.

occurring after May 15, 2002. We believe that SFAS 145 will not have a material effect on our financial condition or results of operations.

SFAS 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. We believe that SFAS 146 will not have a material effect on our financial condition or results of operations.

                             AMERIGAS PARTNERS, L.P.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are commodity prices for propane and interest rates on borrowings.

Price risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to manage a portion of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with these contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows. Our variable rate debt comprises borrowings under AmeriGas OLP's Bank Credit Agreement. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, we generally enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2002. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

--------------------------------------------------------------------------------
                                                    Fair          Change in
                                                    Value         Fair Value
--------------------------------------------------------------------------------
                                                   (Millions of dollars)
June 30, 2002:
     Propane commodity price risk                   $ 2.3           $ (7.5)
     Interest rate risk                              (1.3)            (2.6)
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

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2002.

(b) The following Current Report on Form 8-K was filed during the fiscal quarter ended June 30, 2002:

           DATE       ITEM NUMBER                     CONTENT

       May 21, 2002       4, 7     Changes in Registrants' Certifying Accountant

This report was amended on a Form 8-K/A dated May 21, 2002 to clarify the agreement of the former independent auditors with the Registrants' disclosure.

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

                                                  AmeriGas Partners, L.P.
                                        ----------------------------------------
                                                        (Registrant)
                                        By:      AmeriGas Propane, Inc.,
                                                 as General Partner


Date:  August 13, 2002                  By: /s/  Martha B. Lindsay
----------------------                  ----------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        ----------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer



                                                   AmeriGas Finance Corp.
                                        ----------------------------------------
                                                    (Registrant)



Date:  August 13, 2002                  By: /s/  Martha B. Lindsay
----------------------                  ----------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        ----------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer

                                               AmeriGas Eagle Finance Corp.
                                        ----------------------------------------
                                                    (Registrant)



Date:  August 13, 2002                  By: /s/  Martha B. Lindsay
----------------------                  ----------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        ----------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer



                                                   AP Eagle Finance Corp.
                                        ----------------------------------------
                                                    (Registrant)



Date:  August 13, 2002                  By: /s/  Martha B. Lindsay
----------------------                  ----------------------------------------
                                        Martha B. Lindsay
                                        Vice President - Finance
                                        and Chief Financial Officer



                                        By: /s/ Richard R. Eynon
                                        ----------------------------------------
                                        Richard R. Eynon
                                        Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended June 30, 2002