Form 10-K
period 2002-09-30
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2002-12-24
CIK 932628, 1161868, 1161869, 945792

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

INDICATE BY CHECK MARK WHETHER EACH REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X|. NO | |.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on November 29, 2002 was approximately $534,890,779. At November 29, 2002, there were outstanding 49,432,358 Common Units representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 2002 are incorporated by reference in Part II of this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

================================================================================

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I:            BUSINESS.....................................................................    1

         Items 1.  Business.....................................................................    1

         Item 2.   Properties...................................................................    9

         Item 3.   Legal Proceedings............................................................   10

         Item 4.   Submission of Matters to a Vote of Security Holders..........................   10

PART II:           SECURITIES AND FINANCIAL INFORMATION.........................................   11

         Item 5.   Market for Registrant's Common Units and Related Security Holder Matters.....   11

         Item 6.   Selected Financial Data......................................................   13

         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...................................................................   14

         Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...................   26

         Item 8.   Financial Statements and Supplementary Data..................................   26

         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure...................................................................   26

PART III:          MANAGEMENT AND SECURITY HOLDERS..............................................   27

         Item 10.  Directors and Executive Officers of the General Partner......................   27

         Item 11.  Executive Compensation.......................................................   31

         Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                   Security Holder Matters......................................................   41

         Item 13.  Certain Relationships and Related Transactions...............................   45



                                      (i)

         Item 14.  Controls and Procedures......................................................   46

PART IV:           ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS...................................   47

         Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   47

                   Signatures...................................................................   57

                   Certifications...............................................................   62

                   Index to Financial Statements and Financial Statement Schedules..............  F-2


                                      (ii)

PART I: BUSINESS

ITEMS 1. BUSINESS

GENERAL

      AmeriGas Partners, L.P. ("AmeriGas Partners" or the "Partnership") is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We became the largest retail propane distributor in the United States, based on retail sales volume, upon completion of the acquisition of the Columbia Propane businesses described below. We serve approximately 1.2 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 650 district locations in 46 states.

      We conduct our business principally through our subsidiary, AmeriGas Propane, L.P. ("AmeriGas OLP") and its subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP" and together with AmeriGas OLP, the "Operating Partnership"), both Delaware limited partnerships. Eagle OLP has a less-than-one percent minority limited partner. Our common units ("Common Units"), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms "Partnership" and "AmeriGas Partners," as well as the terms "our," "we," and "its," are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

      AmeriGas Propane, Inc. is our general partner (the "General Partner"). The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York Stock Exchange and the Philadelphia Stock Exchange. Through various subsidiaries, UGI has been in the propane distribution business for over 40 years. The General Partner and its subsidiary Petrolane Incorporated have a majority ownership interest in the Partnership. See Note 1 to the Partnership's Consolidated Financial Statements. The General Partner is responsible for managing our operations.

      We have three co-registrants: AmeriGas Finance Corp., formed on March 13, 1995; AmeriGas Eagle Finance Corp., formed on February 22, 2001; and AP Eagle Finance Corp., formed on April 12, 2001 (each, a "Finance Corp." and together the "Finance Corp."). Each Finance Corp. serves as co-obligor for one of our series of senior notes. Each Finance Corp. has nominal assets and conducts no business operations. Accordingly, this report contains no discussion of the results of operations, liquidity or capital resources of any Finance Corp. The Finance Corp. executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406; telephone number (610) 337-7000.

BUSINESS STRATEGY

      Our strategy is to increase market share through acquisitions and internal growth, leverage our national and local economies of scale, and achieve operating efficiencies through business process improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy, because the demand for propane is expected to remain relatively constant for the foreseeable future, with year-to-year industry volumes being affected primarily by weather patterns. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We compete for acquisitions with others engaged in the propane distribution business. Although we believe there are numerous potential acquisition candidates in the industry, there can be no assurance that we will find attractive candidates in the future, or that we will be able to acquire such candidates on economically acceptable terms. Internal growth will be provided in part from expansion of our PPX Prefilled Propane Xchange(R) and national accounts programs. In addition, we believe opportunities exist to grow our business internally through sales and marketing programs designed to attract and retain customers.

COLUMBIA PROPANE ACQUISITION

      On August 21, 2001, AmeriGas Propane, L.P. acquired the propane distribution businesses of Columbia Energy Group. These businesses were conducted through Columbia Propane Corporation and its 99% owned subsidiary, Columbia Propane, L.P. Prior to the acquisition, Columbia Propane, based in Richmond, Virginia, was the seventh largest retail propane marketer in the United States, selling approximately 308 million gallons annually from 186 locations in 29 states. Following the acquisition, Columbia Propane, L.P. changed its name to AmeriGas Eagle Propane, L.P. and Columbia Propane Corporation changed its name to AmeriGas Eagle Propane, Inc. Both entities do business under the trade name AmeriGas(R). AmeriGas OLP and the General Partner own more than 99% of Eagle OLP and an unaffiliated third party retains the remaining interest. See Note 3 to the Partnership's Consolidated Financial Statements.

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

PRODUCTS, SERVICES AND MARKETING

      As of September 30, 2002, the Partnership distributed propane to approximately 1.2 million customers from approximately 650 district locations in 46 states. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

      The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 79% of the Partnership's fiscal year 2002 sales (based on gallons sold) were to retail accounts and approximately 21% were to wholesale customers. Sales to residential customers in fiscal 2002 represented approximately 41% of retail gallons sold; industrial/commercial customers 38%; motor fuel customers 13%; and agricultural customers 8%. Residential customers represented 52% of the Partnership's total propane margin. No single customer accounts for 5% or more of the Partnership's consolidated revenues.

      In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The Partnership continues to expand its PPX(R) program. At September 30, 2002, PPX(R) was available at approximately 15,600 retail locations throughout the country. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

      The PPX Prefilled Propane Xchange program ("PPX(R)") enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home centers and grocery and convenience stores. During fiscal year 2002, the Partnership introduced PPX(R) Plus. PPX(R) Plus cylinders are equipped with a special overfill protection devIce ("OPD") required by the National Fire Protection Association ("NFPA"). Sales of our PPX(R) Plus grill cylinders to retailers are included in the commercial/industrial market.

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

PROPANE SUPPLY AND STORAGE

      The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2002, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. Approximately 80% of the volume purchased under those agreements was from 10 suppliers, including Dynegy Midstream Services (approximately 21%); Enterprise Products Operating LP and its affiliate Canadian Enterprises Gas Products Ltd. (approximately 20%); and BP Products North America Inc. and its affiliate BP Marketing Inc. (approximately 15%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and crude oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2003. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Dynegy, Enterprise Products and BP, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2002. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

       During fiscal year 2002, 90% of the Partnership's supply contracts provided for pricing based upon posted prices at the time of delivery or index formulas based on the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Pennsylvania, Virginia and several other states.

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

      The following graph shows the average prices of propane on the propane spot market during the last six fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES

                 Mont Belvieu   Conway
       Oct-96       51.57       51.53
       Dec-96       61.04       84.29
       Feb-97       38.71       39.02
       Apr-97       34.88       35.26
       Jun-97       34.43       35.86
       Aug-97       37.03       36.53
       Oct-97       39.83       37.32
       Dec-97       33.57       31.36
       Feb-98       29.79       28.32
       Apr-98       29.06       29.47
       Jun-98       24.42       24.84
       Aug-98       24.12       23.87
       Oct-98       25.72       24.57
       Dec-98       20.89       18.72
       Feb-99       22.43       20.58
       Apr-99       28.26       27.58
       Jun-99       30.95       28.68
       Aug-99       40.51       37.56
       Oct-99       45.46       43.39
       Dec-99       42.83       35.10
       Feb-00       59.72       47.26
       Apr-00       46.88       43.64
       Jun-00       55.47       56.22
       Aug-00       58.54       63.52
       Oct-00       61.82       64.05
       Dec-00       77.63       79.75
       Feb-01       59.39       63.03
       Apr-01       54.37       60.26
       Jun-01       43.17       47.70
       Aug-01       41.54       45.71
       Oct-01       39.48       44.19
       Dec-01       30.43       30.34
       Feb-02       31.20       27.92
       Apr-02       41.52       40.07
       Jun-02       37.51       35.25
       Aug-02       41.49       41.53

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

      The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX(R) program (through which consumers can exchange an empty propane grill cylinder for a filled one) and national accounts program (through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

      The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing customer service, maintaining competitive retail prices and controlling operating expenses.

      Based on the most recent annual survey by the American Petroleum Institute, the 2001 domestic retail market for propane (annual sales for other than chemical uses) was approximately 11.4 billion gallons and, based on LP-GAS magazine rankings, 2001 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 38% of domestic retail sales. Management believes the Partnership's 2002 retail volume represents approximately 10% of the domestic retail market.

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

SEASONALITY

      Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 57% of the Partnership's fiscal year 2002 retail sales volume and approximately 78% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 1 and 13 to the Company's Consolidated Financial Statements.

      All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, NFPA Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. Effective April 1, 2002, NFPA Pamphlet No. 58 requires portable propane cylinders to be equipped with OPD. Although NFPA 58 has not yet been adopted in all states, the Partnership complies with the OPD requirements throughout the United States. The Partnership maintains various permits under environmental laws that are necessary to operate certain of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

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

EMPLOYEES

            The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2002, the General Partner had approximately 6,300 employees, including approximately 300 temporary and part-time employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

ITEM 2. PROPERTIES

      As of September 30, 2002, the Partnership owned approximately 84% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane. In Virginia, the Partnership has a 50% indirect equity interest in a 476,000 barrel refrigerated, above-ground import terminal.

      The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2002, the Partnership operated a transportation fleet with the following assets:


          QUANTITY & EQUIPMENT TYPE                             % OWNED          % LEASED
            478      Trailers                                     70                30
            162      Tractors                                     42                58
            160      Railroad tank cars                            0               100
          3,192      Bobtail trucks                               32                68
            555      Rack trucks                                  33                67
          2,505      Service and delivery trucks                  34                66

Other assets owned at September 30, 2002 included approximately 1.3 million stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately 1.8 million portable propane cylinders with typical capacities of 4 to 100 gallons. The Partnership also owned approximately 8,800 large volume tanks which are used for its own storage requirements.

AmeriGas OLP has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 67% of the Partnership's property, plant and equipment.

ITEM 3. LEGAL PROCEEDINGS

      There are no material legal proceedings pending involving the Partnership, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of the 2002 fiscal year.

PART II: SECURITIES AND FINANCIAL INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER MATTERS

      Each Common Unit represents a limited partner interest in the Partnership. Common Units are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "APU." The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange ("NYSE") Composite Transactions tape, and the amount of cash distributions paid per Common Unit.

                                                             PRICE RANGE                              CASH
2002 FISCAL YEAR                                        HIGH              LOW                     DISTRIBUTION
Fourth Quarter                                        $23.7900          $17.1100                     $0.55
Third Quarter                                          23.8500           21.3200                      0.55
Second Quarter                                         22.7400           19.3600                      0.55
First Quarter                                          25.3500           21.4000                      0.55


                                                             PRICE RANGE                              CASH
2001 FISCAL YEAR                                        HIGH              LOW                     DISTRIBUTION
Fourth Quarter                                        $24.7500          $18.0500                     $0.55
Third Quarter                                          24.5000           20.0500                      0.55
Second Quarter                                         21.0000           16.6250                      0.55
First Quarter                                          19.5000           15.0625                      0.55

      As of November 29, 2002, there were 1,541 record holders of the Partnership's Common Units. Effective November 18, 2002, the Partnership's subordinated units, representing limited partner interests, were converted to Common Units.

      The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., which is filed as an exhibit to this report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 5 and 6 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference. Prior to the termination of the subordination period effective November 18, 2002, Distributions of Available Cash to the General Partner on its subordinated units, representing limited partner interests ("Subordinated Units") were subject to the prior rights of holders of the Common Units to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. In December 2002, the General Partner determined that the cash-based performance and distribution requirements for termination of the subordination period were achieved in respect of the quarter ended September 30, 2002. As a result, effective November 18, 2002, the subordinated units held by the General Partner were converted to Common Units. See Note 17 to the Partnership's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM  6.  SELECTED FINANCIAL DATA (a)

                                                                                      Year Ended
                                                                                     September 30,
                                                         -------------------------------------------------------------------------
                                                            2002             2001            2000           1999          1998
                                                         -----------      -----------     -----------    -----------   -----------
                                                                         (Thousands of dollars, except per unit)
FOR THE PERIOD:
INCOME STATEMENT DATA:
      Revenues                                           $ 1,307,880      $ 1,418,364     $ 1,120,056     $  872,535    $  914,378
      Income before accounting changes                   $    55,366      $    53,015     $    15,196     $   25,635    $   21,402
      Cumulative effect of accounting changes (b)                  -           12,494               -              -             -
                                                         -----------      -----------     -----------     ----------    ----------
      Net income (c) (d)                                 $    55,366      $    65,509     $    15,196     $   25,635    $   21,402
                                                         ===========      ===========     ===========     ==========    ==========
      Limited partners' interest
         in net income                                   $    54,812      $    64,854     $    15,044     $   25,379    $   21,188
      Income per limited partner
         unit - basic and diluted:
         Income before accounting changes                $      1.12      $      1.18     $      0.36     $     0.61    $     0.51
         Cumulative effect of accounting changes                   -             0.28               -              -             -
                                                         -----------      -----------     -----------     ----------    ----------
         Net income (c) (d)                              $      1.12      $      1.46     $      0.36     $     0.61    $     0.51
                                                         ===========      ===========     ===========     ==========    ==========
      Cash distributions declared
         per limited partner unit                        $      2.20      $      2.20     $      2.20     $     2.20    $     2.20

AT PERIOD END:
BALANCE SHEET DATA:
      Current assets                                     $   231,270      $   230,260     $   188,845     $  140,569    $  133,346
      Total assets                                         1,472,618        1,496,422       1,258,220      1,196,461     1,217,216
      Current liabilities (excluding debt)                   237,426          238,512         172,501        148,513       144,229
      Total debt                                             955,784        1,005,904         887,234        766,725       718,994
      Minority interests                                       6,232            5,641           2,587          3,380         4,049
      Partners' capital                                      228,366          203,505         155,971        234,041       299,875

OTHER DATA:
      EBITDA  (e)                                        $   210,356      $   208,550     $   157,588     $  157,524    $  151,143
      Capital expenditures (including
         capital leases)                                 $    53,472      $    39,204     $    30,427     $   34,577    $   31,577
      Retail propane gallons sold (millions)                   932.8            820.8           771.2          783.2         785.3
      Degree days - % (warmer) colder
         than normal (f)                                       (10.0)             2.6           (13.7)          (9.9)         (8.7)

(a) Arthur Andersen LLP audited the Partnership's consolidated financial statements for 2001, 2000, 1999 and 1998. See Item 15 - Notice Regarding Arthur Andersen LLP.

(b) Includes cumulative effect of accounting changes associated with the Partnership's changes in accounting for tank fee revenue and tank installation costs and the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Notes 1 and 4 to Consolidated Financial Statements).

(c) Pro forma net income and net income per limited partner unit after applying retroactively the changes in accounting for tank installation costs and tank fee revenue are as follows: 2000 - $14,989 and $0.35; 1999
      - $26,091 and $0.62; 1998 - $19,646 and $0.46, respectively.

(d) SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted effective October 1, 2001. Net income and net income per limited partner unit adjusted to reflect the impact of SFAS No. 142 as if it had been adopted at the beginning of the periods presented are as follows: 2001 - $89,079 and $1.98; 2000 - $38,313 and $0.90; 1999 - $48,336 and $1.14;
      1998 - $44,884 and $1.06, respectively.

(e) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests, equity investee income, and the cumulative effect of accounting changes) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. EBITDA is included to provided additional information for evaluating (1) the Partnership's ability to declare and pay the Minimum Quarterly Distribution and (2) its performance. The Partnership's definition of EBITDA may be different from that used by other companies.

(f) Deviation from average heating degree days during the 30-year period from 1961 to 1990, based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental United States.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

      The following analysis compares the Partnership's results of operations for (1) the year ended September 30, 2002 ("Fiscal 2002") with the year ended September 30, 2001 ("Fiscal 2001") and (2) Fiscal 2001 with the year ended September 30, 2000 ("Fiscal 2000").

      The following table provides gallon, weather and certain financial information for the Partnership:

                             (Dollars in millions)

                                     Year Ended September 30,
                                  ---------------------------------
                                    2002         2001        2000
                                  --------     --------    --------
Gallons sold (millions):
      Retail                         932.8        820.8       771.2
      Wholesale                      250.0        292.8       258.0
                                  --------     --------    --------
                                   1,182.8      1,113.6     1,029.2
                                  ========     ========    ========

Revenues:
      Retail propane              $1,070.6     $1,108.4    $  870.3
      Wholesale propane              121.1        214.6       152.7
      Other                          116.2         95.4        97.1
                                  --------     --------    --------
                                  $1,307.9     $1,418.4    $1,120.1
                                  ========     ========    ========

Total margin (a)                  $  675.8     $  582.4    $  491.8
EBITDA (b)                        $  210.4     $  208.6    $  157.6
Operating income (c)              $  144.5     $  133.8    $   90.2
Degree days - % colder (warmer)
      than normal (d)                (10.0)%        2.6%      (13.7)%

(a)   Total margin represents total revenues less cost of sales.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests, equity investee income, and the cumulative effect of accounting changes) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. EBITDA is included to provide additional information for evaluating (1) the Partnership's ability to declare and pay the Minimum Quarterly Distribution ("MQD") and (2) its performance. The Partnership's definition of EBITDA may be different from the definition used by other companies.

(c) Results for Fiscal 2002 reflect the elimination of goodwill amortization resulting from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Pro forma operating income for Fiscal 2001 and 2000 as if the adoption of SFAS 142 had occurred as of October 1, 1999 is $157.6 million and $113.6 million, respectively.

(d) Deviation from average heating degree days during the 30-year period from 1961 to 1990, based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental United States.

FISCAL 2002 COMPARED WITH FISCAL 2001

      The Partnership's Fiscal 2002 operating results were negatively impacted by significantly warmer than normal heating-season weather. Fiscal 2002 temperatures based upon heating degree day data provided by NOAA were approximately 10.0% warmer than normal and 12.3% warmer than Fiscal 2001. Notwithstanding the impact of the warmer weather on heating-related sales and the effects of a sluggish U.S. economy on commercial sales, retail gallons sold increased 112.0 million gallons principally as a result of the full-year effect of the Partnership's August 21, 2001, acquisition of Columbia Propane (see Note 3 to Consolidated Financial Statements) and, to a much lesser extent, greater volumes from our PPX(R) grill cylinder exchange business. The increase in PPX(R) sales principally reflects the effect on Fiscal 2002 grill cylinder exchanges resulting from recently enacted National Fire Protection Association ("NFPA") guidelines and, to a lesser extent, the full-year effects of Fiscal 2001 increases in the number of PPX(R) distribution outlets. The NFPA guidelines require that propane grill cylinders refilled after April 1, 2002, be fitted with overfill protection devices ("OPDs").

      Retail propane revenues were $1,070.6 million in Fiscal 2002, a decrease of $37.8 million from Fiscal 2001, reflecting a $189.0 million decrease as a result of lower average selling prices partially offset by a $151.2 million increase as a result of the greater retail volumes sold. Wholesale propane revenues were $121.1 million in Fiscal 2002, a decrease of $93.5 million, reflecting a $62.0 million decrease due to lower average selling prices and a $31.5 million decrease as a result of lower wholesale volumes sold. The lower Fiscal 2002 retail and wholesale selling prices resulted from lower Fiscal 2002 propane product costs. Revenues from other sales and services increased $20.8 million primarily due to the full-year impact of Columbia Propane. Total cost of sales declined $203.9 million in Fiscal 2002 reflecting lower average propane product costs and the lower wholesale sales partially offset by the higher retail gallons sold.

      Total margin increased $93.4 million reflecting the full-year volume impact of the Columbia Propane acquisition and a $35.5 million increase in total margin from PPX(R) reflecting higher volumes and unit margins. PPX(R) propane unit margins in Fiscal 2002 were higher than in Fiscal 2001 reflecting increases in sales prices to fund OPD valve replacement capital expenditures on out-of-compliance grill cylinders. The extent to which this greater level of PPX(R) margin is sustainable in the future will depend upon a number of factors, including the continuing rate of OPD valve replacement and competitive market conditions.

      EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests, equity investee income, and the cumulative effect of accounting changes) increased $1.8 million in Fiscal 2002 as the significant increase in total margin was substantially offset by an $88.8 million increase in Partnership operating and administrative expenses and a decrease in other income. EBITDA of PPX(R) increased approximately $21 million in Fiscal 2002 partially offsettinG the effects of the significantly warmer winter weather on our heating-related volumes. Although EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States, it is included in this analysis to provide additional information for evaluating the Partnership's ability to declare and pay the Minimum Quarterly Distribution of $0.55 ("MQD") and for evaluating the Partnership's performance. The Partnership's definition of EBITDA may be different from the definition of EBITDA used by other companies. The greater operating and administrative expenses in Fiscal 2002 resulted primarily from the full-year impact of the Columbia Propane acquisition and higher volume-driven PPX(R) expenses. During Fiscal 2002, the Partnership completed its planned blending of 90 Columbia Propane distribution locations with existing Partnership locations. As a result of these district consolidations and other cost reduction activities, management believes that at September 30, 2002 it achieved its anticipated $24 million reduction in annualized operating cost savings subsequent to the acquisition of Columbia Propane. Operating income increased $10.7 million, significantly more than the increase in EBITDA, principally due to the cessation of goodwill amortization in Fiscal 2002 as a result of the adoption of SFAS 142 (see Note 1 to Consolidated Financial Statements) partially offset by higher depreciation and intangible asset amortization associated with Columbia Propane and higher PPX(R) depreciation. Fiscal 2001 operating income includes $23.8 million of goodwill amortization.

      Interest expense increased $7.4 million principally reflecting higher Partnership long-term debt outstanding resulting from the Columbia Propane acquisition partially offset by lower Bank Credit Agreement borrowings and lower short-term interest rates.

FISCAL 2001 COMPARED WITH FISCAL 2000

      Retail propane gallons sold increased 49.6 million gallons (6.4%) primarily due to the effects of colder weather and the impact of acquisitions, including the August 21, 2001 acquisition of Columbia Propane. Temperatures based upon heating degree days were 2.6% colder than normal in Fiscal 2001 compared to temperatures that were 13.7% warmer than normal in Fiscal 2000. The greater acquisition and weather-related sales were reduced by customer conservation resulting from higher product costs and a slowing U.S. economy. The wholesale price of propane at Mont Belvieu, Texas, a major U.S. supply point, reached a high of 95 cents per gallon in Fiscal 2001 compared to a high of 74 cents per gallon during Fiscal 2000.

      Total revenues from retail propane sales increased $238.1 million reflecting a $182.1 million increase as a result of higher average selling prices and a $56.0 million increase as a result of the higher retail volumes sold. Wholesale propane revenues increased $61.9 million principally reflecting higher average prices and greater sales associated with product cost management activities. Cost of sales increased $207.7 million as a result of higher per unit propane product costs and the greater retail and wholesale volumes sold.

      Total margin increased $90.6 million due to the impact of higher-than-normal average retail unit margins and, to a lesser extent, the greater retail propane volumes sold. Retail propane unit margins in Fiscal 2001 benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

      The significant increase in EBITDA in Fiscal 2001 resulted from the increase in margin partially offset by a $37.3 million increase in Partnership operating and administrative expenses. Operating and administrative expenses of the Partnership were $380.0 million in Fiscal 2001 compared to $342.7 million in Fiscal 2000. Adjusting Fiscal 2000 expenses for the impact of the Partnership's change in accounting for tank installation costs, operating and administrative expenses of the Partnership increased $44.3 million. The higher Fiscal 2001 expenses reflect (1) higher employee-related costs, including greater overtime and incentive compensation costs; (2) growth-related expenses, including the impact of Columbia Propane and other acquisitions, and expenses associated with our PPX(R) grill cylinder exchange business; and (3) higher distribution costs, including vehicle fuel and lease expense. Depreciation and amortization expense of the Partnership increased $7.4 million reflecting greater depreciation associated with acquisitions and $4.4 million of depreciation expense resulting from the change in accounting for tank installation costs.

      The Partnership's interest expense increased $5.6 million principally as a result of greater amounts of long-term debt outstanding.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

      The Partnership's debt outstanding at September 30, 2002 totaled $955.8 million. Included in this amount is $10 million outstanding under AmeriGas OLP's Revolving Credit Facility.

      In December 2001, AmeriGas Partners issued 1,843,047 Common Units to the public through an underwritten public offering. In January 2002, the underwriters exercised a portion of their overallotment option in the amount of 585,000 shares. The net proceeds from these Common Unit offerings, an October 2001 sale of 350,000 Common Units to the General Partner, and related capital contributions by the General Partner in order to maintain its general partner interests in the

Partnership of $57.7 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital.

      The Partnership also completed a number of debt transactions during Fiscal 2002. In November 2001, AmeriGas Partners prepaid $15 million of 10.125% Senior Notes at a redemption price of 103.375%. In April 2002, AmeriGas OLP repaid $60 million of maturing First Mortgage Notes from then-existing cash balances and Revolving Credit Facility borrowings. In May 2002, AmeriGas Partners issued $40 million of Senior Notes due 2011 at an effective interest rate of 8.25%. The proceeds were contributed to AmeriGas OLP and, along with related General Partner capital contributions, used to reduce Revolving Credit Facility borrowings and for working capital and general business purposes. On December 3, 2002, after the end of Fiscal 2002, AmeriGas Partners issued $88 million of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds will be used to redeem in January 2003 the remaining $85 million of 10.125% Senior Notes of AmeriGas Partners at a redemption price of 102.25%.

      In August 2002, AmeriGas OLP amended and restated its Bank Credit Agreement. AmeriGas OLP's Bank Credit Agreement expires October 1, 2003 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. There was $10 million outstanding under this facility at September 30, 2002. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $19.8 million at September 30, 2002. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. AmeriGas OLP may borrow under its Acquisition Facility to finance the purchase of propane businesses or propane business assets. In addition to the $100 million available under the Revolving Credit Facility, the Bank Credit Agreement allows up to $30 million of the Acquisition Facility to be used for working capital purposes. There were no loans outstanding under the Acquisition Facility at September 30, 2002. AmeriGas OLP could borrow up to $67.7 million under the Acquisition Facility based upon eligible propane business and asset expenditures made through September 30, 2002.

      AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

      AmeriGas Partners also has debt and equity shelf registration statements with the U.S. Securities and Exchange Commission ("SEC").

      The Partnership must maintain certain financial ratios in order to borrow under the Bank Credit Agreement including a minimum interest coverage ratio and a maximum debt to EBITDA ratio. The Partnership's ratios calculated as of September 30, 2002 permit it to borrow up to the maximum amount available. For a more detailed discussion of the Partnership's credit facilities, see Note 6 to Consolidated Financial Statements. Based upon existing cash balances, cash expected to be generated from operations, borrowings available under its Bank Credit

Agreement, and the expected refinancing of its maturing long-term debt, the Partnership's management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs in Fiscal 2003.

PARTNERSHIP DISTRIBUTIONS

      Since its formation in 1995, the Partnership has paid the MQD on all limited partner units outstanding. The amount of Available Cash needed annually to pay the MQD on all units and the general partner interests in Fiscal 2002, 2001 and 2000 was approximately $109 million, $99 million and $94 million, respectively. Based upon the number of Partnership units outstanding on September 30, 2002, the amount of Available Cash needed annually to pay the MQD on all units and the general partner interests is approximately $111 million. A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting from the Partnership's EBITDA (1) cash interest expense and (2) capital expenditures needed to maintain operating capacity. Partnership distributable cash flow as calculated under this method for Fiscal 2002, 2001 and 2000 is as follows:


Year Ended September 30,            2002       2001       2000
------------------------            ----       ----       ----
(Millions of dollars)
EBITDA                             $ 210.4    $ 208.6    $ 157.6
Cash interest expense (a)            (88.5)     (82.0)     (76.7)
Maintenance capital expenditures     (20.7)     (17.8)     (11.6)
                                   -------    -------    -------
Distributable cash flow            $ 101.2    $ 108.8    $  69.3
                                   -------    -------    -------

(a)   Interest expense adjusted for noncash items.

      Although distributable cash flow is a reasonable estimate of the amount of cash generated by the Partnership, it does not reflect, among other things, the impact of changes in working capital, which can significantly affect cash available for distribution, and is not a measure of performance or financial condition under accounting principles generally accepted in the United States but provides additional information for evaluating the Partnership's ability to declare and pay the MQD. The Partnership's definition of distributable cash flow may be different from the definition used by other companies. Although the levels of distributable cash flow in Fiscal 2002 and 2000 were less than the full MQD, other sources of cash, including cash from equity offerings and borrowings, was more than sufficient to permit the Partnership to pay the full MQD. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings;
(2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

CONVERSION OF SUBORDINATED UNITS

      Pursuant to the Agreement of Limited Partnership of AmeriGas Partners, the
9.9 million AmeriGas Partners Subordinated Units held by the General Partner as of September 30, 2002 were eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain cash-based performance and distribution requirements were met. In December 2002, the General Partner determined that the cash-based performance and distribution requirements in respect of the quarter ended September 30, 2002 had been met and, as a result, the remaining 9.9 million Subordinated Units held by the General Partner were converted to Common Units effective November 18, 2002. The conversion of the Subordinated Units did not result in an increase in the number of AmeriGas Partners limited partner units outstanding.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

      The following table presents significant contractual cash obligations under agreements existing as of September 30, 2002 (in millions).


                       Fiscal        Fiscal
                    2003 & 2004   2005 & 2006    Thereafter       Total
                    -----------   -----------    ----------     --------
Long-term debt        $  112.6      $  168.1      $  665.1      $  945.8
Operating leases          67.4          49.2          60.0         176.6
                      --------      --------      --------      --------
Total                 $  180.0      $  217.3      $  725.1      $1,122.4
                      ========      ========      ========      ========

CASH FLOWS

OPERATING ACTIVITIES. Cash provided by operating activities totaled $159.5 million in Fiscal 2002 compared with $153.0 million in Fiscal 2001. Changes in operating working capital during Fiscal 2002 provided $30.3 million of operating cash flow compared to $22.3 million of such cash flow in Fiscal 2001.

INVESTING ACTIVITIES. We spent $53.5 million for property, plant and equipment (including maintenance capital expenditures of $20.7 million) during Fiscal 2002 compared with $37.9 million (including maintenance capital expenditures of $17.8 million) during Fiscal 2001. The increase in capital expenditures reflects higher expenditures for PPX(R), principally grill cylinder OPDs to comply with NFPA guidelines, and expenditures associated with the addition of the Columbia Propane Businesses. Proceeds from asset sales were higher in Fiscal 2002 reflecting, in part, disposals of Columbia Propane excess assets.

FINANCING ACTIVITIES. During Fiscal 2002 and 2001, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. During Fiscal 2002, we sold 350,000 Common Units to the General Partner, and 2,428,047 Common Units to the public in conjunction with an underwritten public offering. The combined net proceeds of these sales and related capital contributions from the General Partner of $57.7 million were contributed to

AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. During Fiscal 2002, AmeriGas Partners redeemed $15 million of its 10.125% Senior Notes and AmeriGas OLP repaid $20 million of borrowings outstanding under its Acquisition Facility and $60 million of maturing First Mortgage Notes. Also during Fiscal 2002, AmeriGas Partners issued $40 million of 8.875% Senior Notes and contributed the proceeds to AmeriGas OLP to reduce indebtedness under its Revolving Credit Facility and for working capital and general business purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Partnership has identified the following critical accounting policies that are most important to the portrayal of the Partnership's financial condition and results of operations. The following policies require management's most subjective or complex judgments, as a result of the need to make estimates regarding matters that are inherently uncertain.

LITIGATION ACCRUALS. The Partnership is involved in litigation regarding pending claims and legal actions that arise in the normal course of its business. In accordance with accounting principles generally accepted in the United States, the Partnership establishes reserves for pending claims and legal actions when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability, and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from two to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations.

MARKET RISK DISCLOSURES

      Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

      The risk associated with fluctuations in the prices the Partnership pays for propane are principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we carefully monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

      The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

      Our variable rate debt includes borrowings under AmeriGas OLP's Bank Credit Agreement. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At September 30, 2002 and 2001, combined borrowings outstanding under these agreements totaled $10 million and $20 million, respectively. Based upon weighted average borrowings outstanding under these agreements during Fiscal 2002 and Fiscal 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased our interest expense by $0.1 million and $0.9 million, respectively.

      The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed rate debt of $41.2 million and $47.5 million at September 30, 2002 and 2001, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $44.1 million and $51.2 million at September 30, 2002 and 2001, respectively.

      Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

      The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2002 and 2001. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

                                                                                Change in
                                                                  Fair Value   Fair Value
                                                                  ----------   ----------
                                                                   (Millions of dollars)
September 30, 2002
     Propane commodity price risk                                    $ 9.8       $(10.9)
     Interest rate risk                                               (2.8)        (4.4)

September 30, 2001
     Propane commodity price risk                                    $(10.5)     $(18.8)
     Interest rate risk                                                (3.0)       (4.2)

      Because the Partnership's derivative instruments generally qualify as hedges under SFAS 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"); SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"); SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"); and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").

      SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to operating expense. We adopted SFAS 143 effective October 1, 2002. The adoption of SFAS 143 did not have a material effect on our financial position or results of operations.

      SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. We adopted SFAS 144 effective October 1, 2002. The adoption of SFAS 144 did not affect our financial position or results of operations.

      SFAS 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (an amendment of APB Opinion No. 30) ("SFAS 4"), effective May 15, 2002. SFAS 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS 145, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in our Consolidated Statement of Income. Among other things, SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 relating to leases became effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not affect our financial position or results of operations.

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

      A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, and the capacity to transport to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) large supplier, counterparty or customer defaults, (5) competitive pressures from the same and alternative energy sources; (6) failure to acquire new customers thereby reducing or limiting any increase in revenues; (7) liability for environmental claims; (8) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) inability to make business acquisitions on economically acceptable terms resulting in failure to acquire new customers thereby limiting any increase in revenues; (11) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia, including liability in excess of insurance coverage; (12) political, regulatory and economic conditions in the United States and in foreign countries; and (13) interest rate fluctuations and other capital market conditions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During fiscal year 2002, the registrants engaged a new independent auditor, PricewaterhouseCoopers LLP. The information required by Item 9 is incorporated in this Report by reference to the registrants' Current Report on Form 8-K dated May 21, 2002, which report was amended on July 2, 2002.

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

      The Board of Directors of the General Partner established a committee (the "Audit Committee") consisting of three individuals, currently, Messrs. Marrazzo, Van Dyck and Vincent, who are neither officers nor employees of the General Partner or any affiliate of the General Partner and who the Board considers to be independent as defined by the current NYSE listing standards. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

      - oversee the financial reporting process and the adequacy of controls relative to financial and business risk;

      - monitor the independence of the Partnership's independent accountants and the performance of the independent accountants and internal audit staff;

      - provide a means for open communication among the independent accountants, management, internal audit staff and the Board of Directors; and

      - recommend to the Board of Directors the engagement of the independent accountants to conduct the annual audit of the Partnership's consolidated financial statements.

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

         NAME                              AGE                POSITION WITH THE GENERAL PARTNER
         Lon R. Greenberg                  52                 Chairman, Director

         Eugene V. N. Bissell              49                 President, Chief Executive Officer
                                                                 and Director

         Thomas F. Donovan                 69                 Director

         Richard C. Gozon                  64                 Director

         William J. Marrazzo               53                 Director

         James W. Stratton                 66                 Director

         Stephen A. Van Dyck               59                 Director

         Roger B. Vincent                  57                 Director

         Martha B. Lindsay                 50                 Vice President - Finance and
                                                                 Chief Financial Officer

         Brendan P. Bovaird                54                 Vice President and General Counsel

         Richard R. Eynon                  55                 Controller and Chief Accounting Officer

         R. Paul Grady                     49                 Senior Vice President - Operations and
                                                                 Chief Operating Officer

         William D. Katz                   49                 Vice President - Human Resources

         Robert H. Knauss                  49                 Vice President - Law,
                                                                 Associate General Counsel and
                                                                 Corporate Secretary

         David L. Lugar                    45                 Vice President - Supply and Logistics

         Carey M. Monaghan                 51                 Vice President - Business Transformation
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

      Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President
- Sales and Marketing of the General Partner (1999 to 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (industrial gases) (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI and its subsidiaries, including Director, Corporate Development. Mr. Bissell is currently Chairman and a member of the Board of Directors of the National Propane Gas Association, the national trade association of the propane industry.

      Mr. Donovan was elected a director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on January 31, 1997, a position he had held since 1988. He also serves as a director of UGI Corporation, UGI Utilities, Inc., and Nuclear Electric Insurance Ltd.

      Mr. Gozon was elected a director of the General Partner on February 24, 1998. He retired in April of 2002 as Executive Vice President of Weyerhaeuser Company (an integrated forest products company) and Chairman of Norpac (North Pacific Paper Company, a joint venture with Nippon Paper Industries headquarters in Tokyo, Japan) positions he had held since 1994. Mr. Gozon was formerly Director (1984 to 1993), President and Chief Operating Officer of Alco Standard Corporation (a provider of paper and office products) (1988 to 1993); Executive Vice President and Chief Operating Officer (1987); Vice President (1982 to
1988); and President (1979 to 1987) of Paper Corporation of America. He also serves as a director of UGI Corporation, UGI Utilities, Inc., AmeriSource Bergen Corp., and Triumph Group, Inc.

      Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation's fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (an environmental and redevelopment firm) (1988-1997); Water Commissioner for the Philadelphia Water Department (1971-1988) and Managing Director for the City of Philadelphia (1983). He also serves as a director of Tenet Health Corp.-Hahnemann University Hospital.

      Mr. Stratton was elected a director of the General Partner on April 25, 1995. He has been the Chairman, Chief Executive Officer and a director of Stratton Management Company (investment advisory and financial consulting firm) since 1972. Mr. Stratton serves as a director of UGI Corporation; UGI Utilities, Inc.; AmeriGas Propane, Inc.; Stratton Growth Fund, Inc.;

Stratton Monthly Dividend REIT Shares, Inc.; Stratton Small-Cap Value Fund; Teleflex, Inc.; and BE&K, Inc.

      Mr. Van Dyck was elected a director of the General Partner on June 15, 1995. He is Chairman of the Board and Chief Executive Officer of Maritrans Inc. (since 1987), the nation's largest independent marine transporter of petroleum. He also serves as Chairman of the Board of West of England Mutual Insurance Association.

      Mr. Vincent was elected a director of the General Partner on January 8, 1998. He is President of Springwell Corporation, a corporate finance advisory firm (since 1989). Mr. Vincent also serves as a director of the ING Funds.

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

      Mr. Grady is Senior Vice President - Operations of the General Partner (since October 1999) and Chief Operating Officer (since July 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Corporate Development of UGI (1994 to 1995), and Director, Corporate Development of UGI (1990 to 1994). Mr. Grady was Director, Corporate Development Services of Campbell Soup Company (1985 to 1990). Mr. Grady is currently Vice Chairman - Marketers of the Propane Education Research Council, which promotes propane as a preferred energy source.

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

      Mr. Monaghan is Vice President - Business Transformation and Marketing of the General Partner (since May 2000). Prior to joining AmeriGas Partners, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for the 10 prior years.

SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2002 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                -----------------------------   -------------------------------------
                                                                         AWARDS              PAYOUTS
                                                                --------------------------   --------
                                                      OTHER
                                                      ANNUAL                   SECURITIES
                                                      COMPEN-   RESTRICTED     UNDERLYING                ALL OTHER
 NAME AND PRINCIPAL   FISCAL                          -SATION     STOCK         OPTIONS /     LTIP      COMPENSATION
      POSITION         YEAR      SALARY    BONUS (1)    (2)      AWARDS (3)       SARS       PAYOUTS         (4)
--------------------   ----     --------   ---------  -------   ------------   -----------   --------   ------------
Eugene V.N. Bissell,   2002     $352,656   $109,941      $585      $223,700        35,000       $0         $42,717
President and Chief    2001     $329,415   $236,313      $300       $28,263             0       $0         $55,648
Executive Officer                                                   $99,725
                       2000     $245,366    $59,253    $4,772            $0        28,000       $0         $31,886
                                                                                   12,750

Lon R. Greenberg,      2002     $705,015   $521,092   $15,342      $785,200       120,000       $0         $28,033
Chairman (5)                                                       $785,200
                                                                   $785,200
                       2001     $667,799   $595,010   $14,849      $323,438             0       $0         $20,939
                                                                 $1,000,875
                       2000     $640,662   $262,836   $13,092            $0       225,000       $0         $20,417

R. Paul Grady,         2002     $246,088    $54,825    $4,041      $123,035        18,000       $0         $25,544
Senior Vice            2001     $223,850   $120,313    $3,845       $21,196             0       $0         $34,426
President -                                                         $77,315
Operations and Chief   2000     $222,480    $50,404    $4,491            $0        28,000       $0         $30,149
Operating Officer

Brendan P. Bovaird,    2002     $232,683    $95,459   $ 5,449       $90,600        14,500       $0          $7,411
Vice President and                                                  $90,600
General Counsel (5)                                                 $90,600
                       2001     $222,283    $96,708    $5,012       $38,813             0       $0          $6,112
                                                                   $120,105
                       2000     $210,392    $49,349    $7,264            $0        28,000       $0          $5,927

Robert H. Knauss,      2002     $196,172    $34,935    $1,612       $44,740         8,000       $0         $19,117
Vice President - Law   2001     $186,819    $78,115    $1,793       $14,131             0       $0         $26,659
Associate General                                                  $123,255
Counsel and            2000     $184,314    $39,896        $0            $0        15,000       $0         $23,190
Corporate Secretary


(1) Messrs. Greenberg and Bovaird participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and currently range from 0 to 133% of base salary for Mr. Bissell, 0 to 184% of base salary for Mr. Greenberg, 0 to 104% of base salary for Mr. Bovaird, 0 to 76% of base salary for Mr. Knauss, and 0 to 95% of base salary for Mr. Grady.

(2) Amounts represent tax payment reimbursements for certain benefits and, for Mr. Bovaird, above-market interest on deferred compensation.

(3) Effective January 1, 2002, the Board of Directors of AmeriGas Propane, Inc. approved phantom performance-contingent restricted Common Unit awards ("Restricted Units") to the Named Executives, other than Messrs. Greenberg and Bovaird, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Distribution equivalents will accumulate on the Restricted Units awarded. These distributions will also be leveraged based on performance described below and paid out when the restriction period on the Restricted Units ends on December 31, 2004. The performance requirement is evidence of AmeriGas' meaningful progress toward the achievement of its strategic objectives during 2002 including the Partnership's acquisition integration, productivity improvement, internal growth, and cash generation goals. The actual amount of the award may be higher or lower than the original grant, or even zero, based on AmeriGas' achievement of its objectives, with a maximum payout potential of 125% of the original award.

      Effective January 1, 2002, the Board of Directors of UGI Corporation approved three phantom performance-contingent restricted stock awards ("Restricted Shares") to the Messrs. Greenberg and Bovaird under the UGI Corporation 2000 Stock Incentive Plan. Dividend equivalents will accumulate on the phantom shares awarded. These dividends will also be leveraged based on TSR performance described below and distributed when the restriction period on the phantom shares ends on December 31, 2004. Each award has a separate performance period as follows: January 1, 2002 through December 31, 2002, January 1, 2002 through December 31, 2003, and January 1, 2002 through December 31, 2004. The restriction period for all three awards will end on December 31, 2004. The performance requirement is that the Company's Total Shareholder Return (TSR) during the relevant performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The share price used for determining the stock price at the beginning and the end of each performance period will be the average price for the 90-day period preceding each December 31st. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Company's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. At the Company's discretion, awards of phantom performance-contingent restrictive stock may be paid out in stock, cash or a combination of stock and cash. Awards of dividend equivalents will be paid in cash.

      The dollar values shown in the restricted stock awards column of the table above for all years represent the aggregate value of each award on the date of grant, determined by multiplying the number of Common Units awarded by the closing price of AmeriGas Partners Common Units, or in the case of Messrs. Greenberg and Bovaird, the closing price of UGI Common Stock on the New York Stock Exchange on the effective dates of the respective grants.

      Based on the closing unit price of Common Units of AmeriGas Partners, L.P. on the New York Stock Exchange on September 30, 2002, Mr. Bissell's 16,150 Restricted Units had a market value of $374,034; Mr. Grady's 10,225 Restricted Units had a market value of $236,811; and Mr. Knauss' 8,350 Restricted Units had a market value of $193,386. Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 2002, Mr. Greenberg's 128,000 Restricted Shares had a market value of $4,652,800; and Mr. Bovaird's 15,000 Restricted Shares had a market value of $545,250.

(4) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Senior Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan"). During fiscal years 2002, 2001 and 2000, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Bissell $4,957, $7,576, and $9,424; Mr. Grady, $3,953, $8,509, and $10,861; Mr. Knauss, $4,506, $8,666, and
      $8,769; (ii) under the UGI Employee Savings Plan: Mr. Greenberg, $3,825, $3,825, and $3,600; and Mr. Bovaird, $3,825, $3,825, and $3,509; (iii)
      under the UGI Executive Retirement Plan: Mr. Greenberg, $24,208, $17,114, and $16,592; and Mr. Bovaird, $3,586, $2,287, and $2,102; (iv) under the
      AmeriGas Executive Retirement Plan: Mr. Bissell, $37,760, $48,072, and $22,462; Mr. Grady, $21,591, $25,916, and $19,288; and Mr. Knauss,
      $14,611, $17,993, and $14,421.

(5) Mr. Greenberg was President and Chief Executive Officer of AmeriGas Propane, Inc. from July 1996 to July 2000. Compensation reported for Messrs. Greenberg and Bovaird is attributable to their respective positions of Chairman, President and Chief Executive Officer, and Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 2003 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Bovaird.

OPTIONS EXERCISES IN LAST FISCAL YEAR

The following table shows information on UGI stock option exercises in the last fiscal year for each of the Named Executives.

                 UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                     OPTIONS AT              IN-THE-MONEY OPTIONS
                                                                FISCAL YEAR END (#)         AT FISCAL YEAR END (2)
                                                            ---------------------------  ----------------------------
                               SHARES
                              ACQUIRED
                                 ON
                              EXERCISE          VALUE
          NAME                   (#)         REALIZED (1)   EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
---------------------         --------       ------------   -----------   -------------  -----------    -------------
Eugene V.N. Bissell             12,500         $191,951        19,667         48,583        $299,701       $410,061
Lon R. Greenberg               123,959       $1,661,893       468,750        251,250      $7,113,281     $2,767,969
R. Paul Grady                   17,000         $170,255        18,667         27,333        $293,539       $250,261
Brendan P. Bovaird                   0               $0        48,667         14,500        $705,289        $83,375
Robert H. Knauss                     0               $0        10,000         13,000        $157,250       $124,625

(1) Value realized is calculated on the difference between the option exercise price and the closing market price of UGI's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2) The closing price of UGI's Common Stock as reported on the New York Stock Exchange Composite tape on September 30, 2002 was $36.35 and is used in calculating the value of unexercised options.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table shows information on grants of UGI stock options during fiscal year 2002 to each of the Named Executives.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   GRANT DATE
                                       INDIVIDUAL GRANTS                                             VALUE
                          ---------------------------------------------------------------------   ------------
                            NUMBER OF
                            SECURITIES       % OF TOTAL
                            UNDERLYING     OPTIONS GRANTED                                         GRANT DATE
                             OPTIONS       TO EMPLOYEES IN       EXERCISE                           PRESENT
          NAME               GRANTED       FISCAL YEAR (1)    OR BASE PRICE     EXPIRATION DATE    VALUE (2)
---------------------     -------------    ---------------    -------------     ---------------   ------------
Eugene V.N. Bissell             35,000            7.81%           $30.600         12/31/2011         $179,070

Lon R. Greenberg               120,000           26.77%           $30.600         12/31/2011         $613,953

R. Paul Grady                   18,000            4.02%           $30.600         12/31/2011          $92,093

Brendan P. Bovaird              14,500            3.23%           $30.600         12/31/2011          $74,186

Robert H. Knauss                 8,000            1.78%           $30.600         12/31/2011          $40,930

(1) A total of 448,250 options were granted to employees and executive officers of UGI and its subsidiaries, including the General Partner, during fiscal year 2002 under the UGI 1992 Non-Qualified Stock Option Plan, the UGI 2000 Stock Incentive Plan and the UGI 2002 Non-Qualified Stock Option Plan. Under each Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. All options will vest at the rate of 33% per year on the anniversary of the grant date. Options are nontransferable and generally exercisable only while the optionee is employed by UGI or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

- Three years of closing monthly stock price and dividend observations were used to calculate the stock volatility and dividend yield assumptions.

-     Stock volatility                                                    29.10%

-     Stock's dividend yield                                               6.70%

-     Length of option term                                             10 years

-     Annualized risk-free interest rate                                   5.54%

-     Discount of risk of forfeiture                                 0% per year

      All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of the end of the Partnership's 2002 fiscal year with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

                                                                                             NUMBER OF SECURITIES
                              NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE        REMAINING AVAILABLE
                                 ISSUED UPON EXERCISE          PRICE OF OUTSTANDING          FOR FUTURE ISSUANCE
                               OF OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND       UNDER EQUITY COMPENSATION
                                 WARRANTS AND RIGHTS                  RIGHTS             PLANS (EXCLUDING SECURITIES
       PLAN CATEGORY                     (A)                           (B)               REFLECTED IN COLUMN (A)) (C)
--------------------------    --------------------------    -------------------------    -----------------------------
Equity compensation plans              105,825                          0                          592,175
approved by security
holders (1)

Equity compensation plans
not approved by security
holders                                   0                             0                             0
                                       -------                          -                          -------
TOTAL                                  105,825                          0                          592,175
                              =========================     =========================   ==============================

(1) These plans include the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees.

RETIREMENT BENEFITS

      The following Pension Plan Benefits Table shows the annual benefits payable upon retirement to Messrs. Greenberg and Bovaird under the Retirement Income Plan for Employees of UGI Utilities, Inc. (the "Retirement Plan") and the UGI Corporation Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2002 at age 65, and that the aggregate benefits are not subject to statutory maximums. Messrs. Greenberg and Bovaird had, respectively, 22 years and 7 years of credited service under these Plans at September 30, 2002. Messrs Bissell, Knauss and Grady previously accumulated more than 6, 12 and 5 years of credited service with UGI and its subsidiaries before joining AmeriGas Propane, Inc. They do not currently participate in the Retirement Plan.

                           PENSION PLAN BENEFITS TABLE

            ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (2)


  FINAL 5-YEAR
 AVERAGE ANNUAL      5          10          15          20            25             30              35             40
  EARNINGS (1)     YEARS       YEARS       YEARS       YEARS         YEARS          YEARS           YEARS          YEARS
  ------------     -----       -----       -----       -----         -----          -----           -----          -----
  $  200,000      $ 19,000    $ 38,000    $ 57,000    $ 76,000      $ 95,000      $  114,000      $  133,000    $ 136,800 (3)

  $  400,000      $ 38,000    $ 76,000    $114,000    $152,000      $190,000      $  228,000      $  266,000    $ 273,600 (3)

  $  600,000      $ 57,000    $114,000    $171,000    $228,000      $285,000      $  342,000      $  399,000    $ 410,400 (3)

  $  800,000      $ 76,000    $152,000    $228,000    $304,000      $380,000      $  456,000      $  532,000    $ 547,200 (3)

  $1,000,000      $ 95,000    $190,000    $285,000    $380,000      $475,000      $  570,000      $  665,000    $ 684,000 (3)

  $1,200,000      $114,000    $228,000    $342,000    $456,000      $570,000      $  684,000      $  798,000    $ 820,800 (3)

  $1,400,000      $133,000    $266,000    $399,000    $532,000      $665,000      $  798,000      $  931,000    $ 957,600 (3)

  $1,600,000      $152,000    $304,000    $456,000    $608,000      $760,000      $  912,000      $1,064,000    $1,094,400 (3)

  $1,800,000      $171,000    $342,000    $513,000    $684,000      $855,000      $1,026,000      $1,197,000    $1,231,200 (3)

  $2,000,000      $190,000    $380,000    $570,000    $760,000      $950,000      $1,140,000      $1,330,000    $1,368,000 (3)

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

      The AmeriGas Severance Plan provides for cash payments equal to a participant's compensation for three months (6 months in the case of the Chief Executive Officer). In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. Minimum separation pay ranges from six to twelve months' base salary, depending on the executive's employment grade. Certain employee benefits are continued under the Plan for a period not exceeding 15 months (18 months in the case of the Chief Executive Officer). This period is called the "Employee Benefit Period." The General Partner has the option to pay a participant the cash equivalent of those employee benefits.

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

COMPENSATION/PENSION COMMITTEE

      The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman) and Thomas F. Donovan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding each person known by the Partnership to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of December 1, 2002. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                                     AMOUNT AND
                                                     NATURE OF
                                                     BENEFICIAL
                       NAME AND ADDRESS (1)          OWNERSHIP OF            PERCENT
  TITLE OF CLASS       OF BENEFICIAL OWNER         PARTNERSHIP UNITS         OF CLASS
  --------------       -------------------         -----------------         --------
Common Units           UGI Corporation                24,525,004 (2)            50.0%
                       AmeriGas, Inc.                 24,525,004 (3)            50.0%
                       AmeriGas Propane, Inc.         24,525,004 (4)            50.0%
                       Petrolane Incorporated          7,839,911 (4)            16.0%

(1) The address of each of UGI, AmeriGas, Inc., AmeriGas Propane, Inc. and Petrolane Incorporated is 460 North Gulph Road, King of Prussia, PA 19406.

(2) Based on the number of units held by its indirect, wholly-owned subsidiaries, Petrolane Incorporated ("Petrolane") and AmeriGas Propane, Inc.

(3) Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4) AmeriGas Propane, Inc.'s beneficial ownership includes 7,839,911 Common Units held by its subsidiary, Petrolane. Beneficial ownership of those Common Units is shared with UGI Corporation and AmeriGas, Inc.

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The table below sets forth as of October 31, 2002 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives currently serving the General Partner, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                                                                         AMOUNT AND NATURE OF
                          NAME OF                                      BENEFICIAL OWNERSHIP OF
                      BENEFICIAL OWNER                               PARTNERSHIP COMMON UNITS (1)
    -------------------------------------------------               ------------------------------
    Lon R. Greenberg                                                            6,500 (2)
    Thomas F. Donovan                                                           1,000
    Richard C. Gozon                                                            5,000
    James W. Stratton                                                           1,000 (3)
    Stephen A. Van Dyck                                                         1,000
    Roger B. Vincent                                                            6,000
    William J. Marrazzo                                                             0
    Eugene V.N. Bissell                                                        12,750 (4)
    Brendan P. Bovaird                                                          1,500 (5)
    R. Paul Grady                                                              15,550
    Robert H. Knauss                                                            7,875
    Directors and executive officers as a group (16
    persons)                                                                   74,913

        (1)   Sole voting and investment power unless otherwise specified.

        (2) Of the Units shown, 4,500 are held by Mr. Greenberg's adult children.

        (3)   Mr. Stratton's Units are held jointly with his spouse.

        (4)   Mr. Bissell's Units are held jointly with his spouse.

        (5)   Mr. Bovaird's Units are held jointly with his spouse.

      The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 31, 2002, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 642,984 shares subject to exercisable options), represents approximately 3% of UGI's outstanding shares.

                                               NUMBER OF UGI SHARES
                                                   AND NATURE OF
                                               BENEFICIAL OWNERSHIP         NUMBER OF
                 NAME OF                             EXCLUDING           EXERCISABLE UGI
            BENEFICIAL OWNER                 UGI STOCK OPTIONS (1)(2)     STOCK OPTIONS             TOTAL
-----------------------------------------    ------------------------   ----------------       --------------
Lon R. Greenberg                                   112,040    (3)             468,750              580,790
Thomas F. Donovan                                    5,629    (2)              12,800               18,429
Richard C. Gozon                                    25,964    (2)              16,800               42,764
James W. Stratton                                   16,427 (2)(4)              16,800               33,227
Stephen A. Van Dyck                                      0                          0                    0
Roger B. Vincent                                         0                          0                    0
William J. Marrazzo                                      0                          0                    0
Eugene V.N. Bissell                                 37,460    (5)              19,667               57,127
Brendan P. Bovaird                                  22,965    (6)              48,667               71,632
R. Paul Grady                                       24,989    (7)              18,667               43,656
Robert H. Knauss                                     4,504                     10,000               14,504
Directors  and  executive  officers  as a
group (16 persons)                                 279,311                    642,984              922,295

(1)   Sole voting and investment power unless otherwise specified.

(2) Included in the number of shares shown are Deferred Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Donovan (3,546), Gozon (18,853), and Stratton (13,316).

(3) Mr. Greenberg holds 88,220 shares jointly with his spouse and 6,105 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(4)   Mr. Stratton holds 3,111 shares jointly with his spouse.

(5)   Mr. Bissell holds these shares jointly with his spouse.

(6) Mr. Bovaird holds 19,993 shares jointly with his spouse and 2,972 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(7) Mr. Grady's ownership includes 8,096 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For fiscal year 2002, these costs totaled approximately $262.0 million.

      The Operating Partnership has a revolving line of credit up to a maximum of $20 million from the General Partner available until October 1, 2003, the termination date of the Revolving Credit Facility. Any loans under this agreement will be unsecured and subordinated to all senior debt of the Operating Partnership. The commitment fees for this line of credit are computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,972 in fiscal year 2002. Interest rates are based on one-month offshore interbank borrowing rates. The interest rate for a recent Credit Facility borrowing from October 24, 2002 to October 25, 2002 was 4.75%. See Note 6 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report.

      The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with excess automobile liability insurance with limits of $500,000 per occurrence and in the aggregate excess of $500,000 per occurrence. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business--Trade Names; Trade and Service Marks," UGI and the General Partner have licensed the trade names "AmeriGas" and "America's Propane Company" and the related service marks and trademark to the Partnership on a royalty-free basis. Finally, the Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2002, the Partnership paid UGI and its affiliates, including the General Partner, approximately $7.8 million for the services and expense reimbursements referred to in this paragraph.

      Subsequent to the Columbia Propane acquisition, the Partnership purchases propane on behalf of Atlantic Energy, Inc. ("Atlantic Energy"), a 50% owned joint venture with Conoco, Inc. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest at the rate of 8% as Atlantic Energy sells such propane to third parties or to the Partnership itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $11,370,000 and $1,875,000 in fiscal year 2002 and 2001, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during fiscal year 2002 and 2001 totaled $12,131,000 and $1,132,000 respectively.

      AmeriGas OLP also provides other services to Atlantic Energy including marketing, billing, accounting, insurance and other administrative services and is reimbursed for the related costs. In addition, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses by, or distributes the proceeds of any gains to, Atlantic Energy. Conoco Inc. has agreed to indemnify AmeriGas OLP for one-half of any losses arising from its hedging activities on behalf of Atlantic Energy to the extent that AmeriGas OLP is not indemnified for such losses by Atlantic Energy.

      The highest amounts due from Atlantic Energy during fiscal year 2002 and at November 30, 2002 were $9,227,000 and $6,697,985 respectively.

ITEM 14. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of December 20, 2002 was carried out by the General Partner under the supervision and with the participation of the General Partner's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. Subsequent to the date of the most recent evaluation of the Partnership's internal controls, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV: ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

            NOTICE REGARDING ARTHUR ANDERSEN LLP

            Arthur Andersen LLP audited our consolidated financial statements for the three years in the period ended September 30, 2001, and issued a report thereon dated November 16, 2001. Arthur Andersen LLP has not reissued its report or consented to the incorporation by reference of such report into the Partnership's prospectuses for the offer and sale of Common Units and debt securities. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen LLP's work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Effective May 21, 2002, we terminated the engagement of Arthur Andersen LLP as our independent accountants and engaged PricewaterhouseCoopers LLP to serve as our independent accountants for the fiscal year ending September 30, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims available to security holders under federal and state securities laws.

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

      3.1            Second Amended and Restated Agreement of         AmeriGas         Form 8-K             1
                  Limited Partnership of AmeriGas Partners, L.P.   Partners, L.P.     (9/30/00)
                          dated as of September 30, 2000

      3.2            Certificate of Incorporation of AmeriGas         AmeriGas       Registration          3.3
                                   Finance Corp.                   Partners, L.P.    Statement on
                                                                                    Form S-4 (No.
                                                                                      33-92734)

      3.3         Certificate of Incorporation of AmeriGas Eagle      AmeriGas       Registration          3.2
                                   Finance Corp.                   Partners, L.P.    Statement on
                                                                                    Form S-4 (No.
                                                                                      333-72986)

      3.4            Certificate of Incorporation of AP Eagle         AmeriGas       Registration          3.3
                                   Finance Corp.                   Partners, L.P.    Statement on
                                                                                    Form S-4 (No.
                                                                                      333-72986)

      3.5         Bylaws of AmeriGas Finance Corp.                    AmeriGas       Registration          3.4
                                                                   Partners, L.P.    Statement on
                                                                                    Form S-4 (No.
                                                                                      33-92734)

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
      3.6         By-Laws of AmeriGas Eagle Finance Corp.             AmeriGas       Registration          3.4
                                                                   Partners, L.P.    Statement on
                                                                                    Form S-3 (No.
                                                                                      333-72986)

      3.7         By-Laws of AP Eagle Finance Corp.                   AmeriGas       Registration          3.5
                                                                   Partners, L.P.    Statement on
                                                                                    Form S-3 (No.
                                                                                      333-72986)

      3.8         Amended and Restated Agreement of Limited           AmeriGas        Form 10-K            3.8
                  Partnership of AmeriGas Eagle Propane, L.P.      Partner, L.P.      (9/30/01)
                  dated July 19, 1999

      3.9         Amended and Restated Agreement of Limited           AmeriGas        Form 10-K            3.9
                  Partnership of AmeriGas Propane, L.P. dated as   Partners, L.P.     (9/30/01)
                  of April 12, 1995

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
                  Inc. and Petrolane Incorporated

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
      4.4         First Amendment dated as of September 12, 1997      AmeriGas        Form 10-Q            4.5
                  to Note Agreement dated as of April 12, 1995     Partners, L.P.     (9/30/97)

      4.5         Second Amendment dated as of September 15,          AmeriGas        Form 10-K            4.6
                  1998 to Note Agreement dated as of April 12,     Partners, L.P.     (9/30/98)
                  1995

      4.6         Third Amendment dated as of March 23, 1999 to       AmeriGas        Form 10-Q           10.2
                  Note Agreement dated as of April 12, 1995        Partners, L.P.     (3/31/99)

      4.7         Fourth Amendment dated as of March 16, 2000 to      AmeriGas        Form 10-Q           10.2
                  Note Agreement dated as of April 12, 1995        Partners, L.P.     (6/30/00)

      4.8         Fifth Amendment dated as of August 1, 2001 to       AmeriGas        Form 10-K            4.8
                  Note Agreement dated as of April 12, 1995        Partners, L.P.     (9/30/01)

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
                  Suisse First Boston Corporation and Banc of
                  America Securities, LLC

      4.12        Registration Rights Agreement dated as of           AmeriGas       Registration          4.6
                  August 21, 2001 among AmeriGas Partners, L.P.    Partners, L.P.    Statement on
                  AP Eagle Finance Corp., AmeriGas Propane,                         Form S-4 (No.
                  L.P., AmeriGas Propane, Inc., Credit Suisse                         333-72986)
                  First Boston Corporation and Salomon Smith
                  Barney, Inc.

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
     *10.1        Second Amended and Restated Credit Agreement
                  dated as of August 22, 2002 among AmeriGas
                  Propane, L.P., AmeriGas Propane, Inc.,
                  Petrolane Incorporated, Bank of America, N.A.,
                  as Issuing Bank and Swingline Bank, and
                  certain banks

     *10.2**       AmeriGas Propane, Inc. Discretionary
                   Long-Term Incentive Plan for Non-Executive
                   Key Employees

      10.3         [Intentionally omitted]

      10.4         [Intentionally omitted]

      10.5         [Intentionally omitted]

      10.6         [Intentionally omitted]

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

      10.8         First Amendment dated as of July 31, 2001 to       AmeriGas        Form 10-K           10.8
                   Intercreditor and Agency Agreement dated as     Partners, L.P.     (9/30/01)
                   of April 19, 1995

      10.9         General Security Agreement dated as of April       AmeriGas        Form 10-Q           10.3
                   19, 1995 among AmeriGas Propane, L.P., Bank     Partners, L.P.     (3/31/95)
                   of America National Trust and Savings
                   Association and Mellon Bank, N.A.

     10.10         First Amendment dated as of July 31, 2001 to       AmeriGas        Form 10-K           10.10
                   General Security Agreement dated as of April    Partners, L.P.     (9/30/01)
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

     10.12         First Amendment dated as of July 31, 2001 to       AmeriGas        Form 10-K           10.12
                   Subsidiary Security Agreement dated as of       Partners, L.P.     (9/30/01)
                   April 19, 1995

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

     10.19        Financing Agreement dated as of November 5,         AmeriGas        Form 10-K           10.12
                  1997 between AmeriGas Propane, Inc. and          Partners, L.P.     (9/30/97)
                  AmeriGas Propane, L.P.

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
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

    10.25**       UGI Corporation Senior Executive Employee             UGI           Form 10-K           10.12
                  Severance Pay Plan effective January 1, 1997      Corporation       (9/30/97)

    10.26**       AmeriGas Propane, Inc. Executive Employee           AmeriGas        Form 10-Q           10.1
                  Severance Pay Plan effective January 1, 1997     Partners, L.P.     (12/31/96)

    10.27**       Amendment No. 1 to AmeriGas Propane, Inc.           AmeriGas        Form 10-Q            10
                  Executive Employee Severance Pay Plan            Partners, L.P.     (6/30/98)

    10.28**       UGI Corporation 1992 Non-Qualified Stock              UGI           Form 10-K           10.39
                  Option Plan, as Amended                           Corporation       (9/30/00)

    10.29**       Form of AmeriGas Propane, Inc. 2000 Long-Term       AmeriGas        Form 10-K           10.29
                  Incentive Plan                                   Partners, L.P.     (9/30/01)

    10.30**       UGI Corporation 2000 Stock Incentive Plan             UGI           Form 10-Q           10.1
                                                                    Corporation       (6/30/99)

    10.31**       AmeriGas Propane, Inc. Supplemental Executive       AmeriGas        Form 10-K           10.27
                  Retirement Plan effective October 1, 1996        Partners, L.P.     (9/30/97)

    10.32**       UGI Corporation 1997 Stock Option and Dividend        UGI           Form 10-Q           10.2
                  Equivalent Plan                                   Corporation       (3/31/97)

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
    10.33**       UGI Corporation Supplemental Executive                UGI           Form 10-Q            10
                  Retirement Plan Amended and Restated effective    Corporation       (6/30/98)
                  October 1, 1996

    10.34**       Description of Change of Control arrangements         UGI           Form 10-K           10.33
                  for Messrs. Greenberg and Bovaird                 Corporation       (9/30/99)

    10.35**       Description of Change of Control arrangements       AmeriGas        Form 10-K           10.31
                  for Messrs. Bissell, Grady and Knauss             Partners, L.      (9/30/99)
                                                                         P.

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

     10.39        Promissory Note by National Propane L.P., a         AmeriGas        Form 10-K           10.39
                  Delaware limited partnership in favor of         Partners, L.P.     (9/30/01)
                  Columbia Propane Corporation dated July 19,
                  1999

     10.40        Loan Agreement dated July 19, 1999, between         AmeriGas        Form 10-K           10.40
                  National Propane, L.P. and Columbia Propane      Partners, L.P.     (9/30/01)
                  Corporation

     10.41        First Amendment dated August 21, 2001 to Loan       AmeriGas        Form 10-K           10.41
                  Agreement dated July 19, 1999 between National   Partners, L.P.     (9/30/01)
                  Propane, L.P. and Columbia Propane Corporation

                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                        REGISTRANT         FILING           EXHIBIT
  -----------                         -------                        ----------         ------           -------
     10.42        Columbia Energy Group Payment Guaranty dated        AmeriGas        Form 10-K           10.42
                  April 5, 1999                                    Partners, L.P.     (9/30/01)

     10.43        Ground Lease dated August 13, 2001 by and           AmeriGas        Form 10-K           10.43
                  between Reading Terminals Corporation and        Partners, L.P.     (9/30/01)
                  Columbia Propane Corporation

     10.44        Master Lease dated August 20, 2001 between          AmeriGas        Form 10-K           10.44
                  AmeriGas Propane, L.P. and Columbia Propane,     Partners, L.P.     (9/30/01)
                  L.P.

     10.45        Master Sublease dated August 20, 2001 between       AmeriGas        Form 10-K           10.45
                  AmeriGas Propane, L.P. and Columbia Propane,     Partners, L.P.     (9/30/01)
                  L.P.

     10.46        Keep Well Agreement by and between AmeriGas         AmeriGas        Form 10-K           10.46
                  Propane, L.P. and Columbia Propane Corporation   Partners, L.P.     (9/30/01)
                  dated August 21, 2001

     10.47        Management Services Agreement effective as of       AmeriGas        Form 10-K           10.47
                  August 21, 2001 between AmeriGas Propane, Inc.   Partners, L.P.     (9/30/01)
                  and AmeriGas Eagle Holdings, Inc., the general
                  partner of AmeriGas Eagle Propane, L.P.

      *13         Pages 10 through 27 of the AmeriGas Partners,
                  L.P. Annual Report for the year ended
                  September 30, 2002

       18         Letter of Arthur Andersen LLP regarding change      AmeriGas        Form 10-Q            18
                  in accounting principles                         Partners L.P.      (12/31/00)

      *21         Subsidiaries of AmeriGas Partners, L.P.

      *23         Consent of PricewaterhouseCoopers LLP

      *99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2002

*     Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2002:


           DATE                   ITEM NUMBER(S)                                  CONTENT
          7/02/02                      4,7             Changes in Registrant's Certifying Accountant

                                                       Letter of Arthur Andersen LLP dated June 28, 2002 regarding
                                                       Changes in Registrant's Certifying Accountant

                                                       News Release dated May 22, 2002 Announcing the Appointment of
                                                       PricewaterhouseCoopers as the Company's Independent Auditor
                                                       for the Fiscal Year Ended September 30, 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERIGAS PARTNERS, L.P.

Date: December 16, 2002                    By: AmeriGas Propane, Inc.
                                               its General Partner

                                           By: Martha B. Lindsay
                                              ----------------------------------
                                               Martha B. Lindsay
                                               Vice President - Finance
                                               and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2002 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

         SIGNATURE                                TITLE
         ---------                                -----
Eugene V.N. Bissell                               President, and Chief
--------------------------------                  Executive Officer
Eugene V.N. Bissell                               (Principal Executive Officer)
                                                  and Director

Lon R. Greenberg                                  Chairman and Director
--------------------------------
Lon R. Greenberg


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


Richard R. Eynon                                  Controller and
--------------------------------                  Chief Accounting Officer
Richard R. Eynon                                  (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2002 by the following persons on behalf of the Registrant and in the capacities with AmeriGas Propane, Inc., General Partner, indicated.

         SIGNATURE                                   TITLE
         ---------                                   -----
Thomas F. Donovan                                    Director
------------------------------
Thomas F. Donovan

Richard C. Gozon                                     Director
------------------------------
Richard C. Gozon

                                                     Director
------------------------------
William J. Marrazzo

James W. Stratton                                    Director
------------------------------
James W. Stratton

Stephen A. Van Dyck                                  Director
------------------------------
Stephen A. Van Dyck

Roger B. Vincent                                     Director
------------------------------
Roger B. Vincent

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERIGAS FINANCE CORP.


Date: December 16, 2002                       By: Martha B. Lindsay
                                                 -------------------------------
                                                  Martha B. Lindsay
                                                  Vice President - Finance
                                                  and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

         SIGNATURE                                   TITLE
         ---------                                   -----
Eugene V.N. Bissell                                  President (Principal Executive
-------------------------------                      Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                                    Vice President - Finance
-------------------------------                      and Chief Financial Officer
Martha B. Lindsay                                    (Principal Financial Officer)
                                                     and Director

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

                                              AMERIGAS EAGLE FINANCE CORP.


Date: December 16, 2002                       By: Martha B. Lindsay
                                                 -------------------------------
                                                  Martha B. Lindsay
                                                  Vice President - Finance
                                                  and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

         SIGNATURE                                   TITLE
         ---------                                   -----
Eugene V.N. Bissell                                  President (Principal Executive
---------------------------------------              Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                                    Vice President - Finance
---------------------------------------              and Chief Financial Officer
Martha B. Lindsay                                    (Principal Financial Officer)
                                                     and Director

Richard R. Eynon                                     Controller and Chief Accounting Officer
---------------------------------------              (Principal Accounting Officer)
Richard R. Eynon


Brendan P. Bovaird                                   Director
--------------------------------------
Brendan P. Bovaird

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AP EAGLE FINANCE CORP.


Date: December 16, 2002                       By: Martha B. Lindsay
                                                 -------------------------------
                                                  Martha B. Lindsay
                                                  Vice President - Finance
                                                  and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

         SIGNATURE                                   TITLE
         ---------                                   -----
Eugene V.N. Bissell                                  President (Principal Executive
---------------------------------------              Officer) and Director
Eugene V.N. Bissell

Martha B. Lindsay                                    Vice President - Finance
---------------------------------------              and Chief Financial Officer
Martha B. Lindsay                                    (Principal Financial Officer)
                                                     and Director

Richard R. Eynon                                     Controller and Chief Accounting Officer
---------------------------------------              (Principal Accounting Officer)
Richard R. Eynon


Brendan P. Bovaird                                   Director
--------------------------------------
Brendan P. Bovaird

                                 CERTIFICATIONS

I, Eugene V. N. Bissell, certify that:

1. I have reviewed this annual report on Form 10-K of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

                                       Eugene V. N. Bissell
                                       -----------------------------------------
                                       Eugene V. N. Bissell
                                       President and Chief Executive Officer
                                       AmeriGas Propane, Inc.
                                       AmeriGas Finance Corp.
                                       AmeriGas Eagle Finance Corp.
                                       AP Eagle Finance Corp.

I, Martha B. Lindsay, certify that:

1. I have reviewed this annual report on Form 10-K of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

                          Martha B. Lindsay
                          -----------------------------------------
                          Martha B. Lindsay
                          Vice President - Finance and Chief Financial Officer AmeriGas Propane, Inc.
                          AmeriGas Finance Corp.
                          AmeriGas Eagle Finance Corp.
                          AP Eagle Finance Corp.

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
                          AMERIGAS EAGLE FINANCE CORP.
                             AP EAGLE FINANCE CORP.

                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 2002

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the reports thereon of PricewaterhouseCoopers LLP dated November 15, 2002 (except for Note 17 as to which the date is December 16, 2002) and Arthur Andersen LLP dated November 16, 2001, listed in the following index, are included in AmeriGas Partners' 2002 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5 and 8, the 2002 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                Annual Report
                                                                 Form 10-K      to Unitholders
                                                                   (page)           (page)
                                                                   ------           ------
AmeriGas Partners L.P. and Subsidiaries

Financial Statements:

     Reports of Independent Accountants                          Exhibit 13           26

     Consolidated Balance Sheets as of September 30,
        2002 and 2001                                            Exhibit 13           10

     Consolidated Statements of Operations for the years
        ended September 30, 2002, 2001 and 2000                  Exhibit 13           11

     Consolidated Statements of Cash Flows for the years
        ended September 30, 2002, 2001 and 2000                  Exhibit 13           12

     Consolidated Statements of Partners' Capital for the
        years ended September 30, 2002, 2001 and 2000            Exhibit 13           13

     Notes to Consolidated Financial Statements                  Exhibit 13        14 to 25

Supplementary Data (unaudited):
     Quarterly Data for the years ended
         September 30, 2002 and 2001                             Exhibit 13           25

Financial Statements Schedules:

  I-      Condensed Financial Information of Registrant
             (Parent Company)                                    S-1 to S-3

  II-     Valuation and Qualifying Accounts                      S-4 to S-5

          Reports of Independent Accountants on Financial
             Statement Schedules                                 S-6 to S-7

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                                                                     Form 10-K
                                                                      (page)
                                                                     ---------
AmeriGas Finance Corp.

     Reports of Independent Accountants                              F-5 to F-6

     Balance Sheets as of September 30, 2002 and 2001                F-7

     Statements of Stockholder's Equity for the years
        ended September 30, 2002, 2001 and 2000                      F-8

     Note to Financial Statements                                    F-9

AmeriGas Eagle Finance Corp.

     Reports of Independent Accountants                              F-11 to F-12

     Balance Sheets as of September 30, 2002 and 2001                F-13

     Statements of Stockholder's Equity for the year
        ended September 30, 2002 and for the period from
        February 22, 2001 (inception) through
        September 30, 2001                                           F-14

     Note to Financial Statements                                    F-15

AP Eagle Finance Corp.

     Reports of Independent Accountants                              F-17 to F-18

     Balance Sheets as of September 30, 2002 and 2001                F-19

     Statements of Stockholder's Equity for the year
        ended September 30, 2002 and for the period
        from April 12, 2001 (inception) through
        September 30, 2001                                           F-20

     Note to Financial Statements                                    F-21

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                             AMERIGAS FINANCE CORP.

                              FINANCIAL STATEMENTS
              for the years ended September 30, 2002, 2001 and 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheet and the related statement of stockholder's equity, present fairly, in all material respects, the financial position of AmeriGas Finance Corp. at September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of AmeriGas Finance Corp. as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 15, 2002

           THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
                              ARTHUR ANDERSEN LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriGas Finance Corp.:

We have audited the accompanying balance sheet of AmeriGas Finance Corp. (a Delaware corporation and a wholly owned subsidiary of AmeriGas Partners, L.P.) as of September 30, 2001 and 2000, and the related statements of stockholder's equity for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the management of AmeriGas Propane, Inc. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                          AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                             September 30,
                                                                      ---------------------------
                                                                         2002             2001
                                                                      ----------       ----------
ASSETS

   Cash                                                               $    1,000       $    1,000
                                                                      ----------       ----------
       Total assets                                                   $    1,000       $    1,000
                                                                      ==========       ==========

STOCKHOLDER'S EQUITY

   Common stock, without par value; 100 shares authorized,
     issued and outstanding                                           $        -       $        -
   Additional paid-in capital                                              1,000            1,000
                                                                      ----------       ----------
       Total stockholder's equity                                     $    1,000       $    1,000
                                                                      ==========       ==========

See accompanying note to financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                         Additional
                                        Common            Paid-in           Retained
                                         Stock            Capital           Earnings
                                     --------------     -------------     -------------
BALANCE SEPTEMBER 30, 2000              $      -          $   1,000          $      -
                                        --------          ---------          --------

BALANCE SEPTEMBER 30, 2001                     -              1,000                 -
                                        --------          ---------          --------

BALANCE SEPTEMBER 30, 2002              $      -          $   1,000          $      -
                                        ========          =========          ========

See accompanying note to financial statements.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

AmeriGas Finance Corp. (AmeriGas Finance), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On April 19, 1995, AmeriGas Partners and AmeriGas Finance jointly and severally issued $100,000,000 face value of 10.125% Senior Notes due April 2007 (Notes). In November 2001, AmeriGas Partners redeemed prior to maturity $15,000,000 face value of the Notes at a redemption price of 103.375%.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.

                              FINANCIAL STATEMENTS
                    for the year ended September 30, 2002 and
                for the period from February 22, 2001 (inception)
                           through September 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheet and the related statement of stockholder's equity, present fairly, in all material respects, the financial position of AmeriGas Eagle Finance Corp. at September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of AmeriGas Eagle Finance Corp. as of and for the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 15, 2002

           THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S
             REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED
                             BY ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                        September 30,
                                                   ------------------------
                                                     2002            2001
                                                   --------        --------
ASSETS

   Cash                                            $  1,000        $  1,000
                                                   --------        --------
       Total assets                                $  1,000        $  1,000
                                                   ========        ========

STOCKHOLDER'S EQUITY

   Common stock, without par value; 100 shares
     authorized, issued and outstanding            $      -        $      -
   Additional paid-in capital                         1,000           1,000
                                                   --------        --------
       Total stockholder's equity                  $  1,000        $  1,000
                                                   ========        ========

See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                         Additional
                                                         Common           Paid-in           Retained
                                                         Stock            Capital           Earnings
                                                      ------------     -------------      ------------
BALANCE FEBRUARY 22, 2001                               $       -        $        -         $       -

Issuance of AmeriGas Eagle Finance Corp.
  Common Stock                                                  -             1,000                 -
                                                        ---------        ----------         ---------

BALANCE SEPTEMBER 30, 2001                                      -             1,000                 -
                                                        ---------        ----------         ---------

BALANCE SEPTEMBER 30, 2002                              $       -        $    1,000         $       -
                                                        =========        ==========         =========

See accompanying note to financial statements.

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

AmeriGas Eagle Finance Corp. (Eagle Finance), a Delaware corporation, was formed on February 22, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On April 4, 2001, AmeriGas Partners and Eagle Finance jointly and severally issued $60,000,000 face value of 10% Senior Notes due April 2006.

AmeriGas Partners owns all 100 shares of Eagle Finance common stock outstanding.

                             AP EAGLE FINANCE CORP.

                              FINANCIAL STATEMENTS
                    for the year ended September 30, 2002 and
                 for the period from April 12, 2001 (inception)
                           through September 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the accompanying balance sheet and the related statement of stockholder's equity, present fairly, in all material respects, the financial position of AP Eagle Finance Corp. at September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of AP Eagle Finance Corp. as of and for the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 15, 2002

           THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
                              ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                             September 30,
                                                                      ---------------------------
                                                                         2002             2001
                                                                      ----------       ----------
ASSETS

   Cash                                                               $    1,000       $    1,000
                                                                      ----------       ----------
       Total assets                                                   $    1,000       $    1,000
                                                                      ==========       ==========

STOCKHOLDER'S EQUITY

   Common stock, without par value; 100 shares authorized,
     issued and outstanding                                           $        -       $        -
   Additional paid-in capital                                              1,000            1,000
                                                                      ----------       ----------
       Total stockholder's equity                                     $    1,000       $    1,000
                                                                      ==========       ==========

See accompanying note to financial statements.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                      Additional
                                                      Common            Paid-in          Retained
                                                      Stock             Capital          Earnings
                                                   -------------     --------------    -------------

BALANCE APRIL 12, 2001                               $       -         $        -        $       -

Issuance of AP Eagle Finance Corp.
  Common Stock                                               -              1,000                -
                                                     ---------         ----------        ---------

BALANCE SEPTEMBER 30, 2001                                   -              1,000                -
                                                     ---------         ----------        ---------

BALANCE SEPTEMBER 30, 2002                           $       -         $    1,000        $       -
                                                     =========         ==========        =========

See accompanying note to financial statements.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                          NOTE TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

AP Eagle Finance Corp. (AP Finance), a Delaware corporation, was formed on April 12, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On August 21, 2001, AmeriGas Partners and AP Finance jointly and severally issued $200,000,000 face value of 8.875% Series A Senior Notes due May 2011. On December 20, 2001, AmeriGas Partners and AP Finance exchanged $199,985,000 face value of 8.875% Series A Senior Notes due May 2011 for a like amount of AmeriGas Partners and AP Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer. On May 3, 2002, AmeriGas Partners and AP Finance jointly and severally issued $40,000,000 face value of 8.875% Series B Senior Notes due May 2011.

AmeriGas Partners owns all 100 shares of AP Finance common stock outstanding.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)

                                                                       September 30,
                                                              ------------------------------
                                                                  2002              2001
                                                              ------------      ------------
ASSETS

Cash                                                          $        593      $          2
Accounts receivable                                                  7,303             8,246
Investment in AmeriGas Propane, L.P.                               615,067           557,122
Deferred charges                                                     7,792            11,511
                                                              ------------      ------------
        Total assets                                          $    630,755      $    576,881
                                                              ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                     1,534             3,985
Accrued interest                                                    14,528             9,662
                                                              ------------      ------------
        Total current liabilities                                   16,062            13,647

Long-term debt                                                     386,327           359,729

Partners' capital:
        Common unitholders                                         201,656           187,001
        Subordinated unitholders                                    17,846            28,513
        General partner                                              2,218             2,174
        Accumulated other comprehensive income (loss)                6,646           (14,183)
                                                              ------------      ------------
        Total partners' capital                                    228,366           203,505
                                                              ------------      ------------
        Total liabilities and partners' capital               $    630,755      $    576,881
                                                              ============      ============

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)

                                                                                       Year
                                                                                       Ended
                                                                                   September 30,
                                                                   -----------------------------------------------
                                                                       2002             2001              2000
                                                                   -------------    -------------    -------------
Operating expenses                                                 $        (801)   $          (4)   $         (53)
Interest expense                                                         (35,171)         (15,722)         (10,430)
                                                                   -------------    -------------    -------------

Loss before income taxes                                                 (35,972)         (15,726)         (10,483)
Income tax expense                                                            88                -                -
                                                                   -------------    -------------    -------------
Loss before equity in income of AmeriGas Propane, L.P.                   (36,060)         (15,726)         (10,483)

Equity in income before accounting changes
  of AmeriGas Propane, L.P.                                               91,426           68,741           25,679
                                                                   -------------    -------------    -------------
Income before equity in accounting changes
  of unconsolidated subsidiaries                                          55,366           53,015           15,196

Equity in accounting changes of AmeriGas Propane, L.P.                         -           12,494                -
                                                                   -------------    -------------    -------------
Net income                                                         $      55,366    $      65,509    $      15,196
                                                                   =============    =============    =============

General partner's interest in net income                           $         554    $         655    $         152
                                                                   =============    =============    =============
Limited partners' interest in net income                           $      54,812    $      64,854    $      15,044
                                                                   =============    =============    =============

Income per limited partner unit - basic and diluted:

   Income before accounting changes                                $        1.12    $        1.18    $        0.36
   Cumulative effect of accounting changes, net                                -             0.28                -
                                                                   -------------    -------------    -------------
   Net income                                                      $        1.12    $        1.46    $        0.36
                                                                   =============    =============    =============

Average limited partner units outstanding - basic (thousands)             48,909           44,453           41,969
                                                                   =============    =============    =============

Average limited partner units outstanding - diluted (thousands)           48,932           44,453           41,969
                                                                   =============    =============    =============

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                                                   Year
                                                                                                  Ended
                                                                                               September 30,
                                                                              ------------------------------------------
                                                                                 2002           2001             2000
                                                                              -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $    55,366    $    65,509     $    15,196
   Reconciliation of net income to net cash from operating activities:
      Equity in income of AmeriGas Propane, L.P.                                  (91,426)       (81,235)        (25,679)
      Other, net                                                                    3,716         (2,617)            306
      Increase (decrease) in accounts receivable                                      943         (3,183)              -
      Increase in current liabilities                                               2,415          8,951              53
                                                                              -----------    -----------     -----------
        Net cash used by operating activities                                     (28,986)       (12,575)        (10,124)
                                                                              -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Contributions to AmeriGas Propane, L.P.                                        (97,693)      (294,357)              -
   Distributions from AmeriGas Propane, L.P.                                      152,004        111,744         103,390
                                                                              -----------    -----------     -----------
        Net cash provided (used) by investing activities                           54,311       (182,613)        103,390
                                                                              -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                 (108,504)       (98,435)        (93,266)
   Issuance of long-term debt                                                      41,600        252,833               -
   Repayments of long-term debt                                                   (15,000)             -               -
   Proceeds from issuance of Common Units                                          56,599         39,836               -
   Capital contribution from General Partner                                          571            956               -
                                                                              -----------    -----------     -----------
        Net cash provided (used) by financing activities                          (24,734)       195,190         (93,266)
                                                                              -----------    -----------     -----------

Change in cash and cash equivalents                                           $       591    $         2     $         -
                                                                              ===========    ===========     ===========

CASH AND CASH EQUIVALENTS:
   End of period                                                              $       593    $         2     $         -
   Beginning of period                                                                  2              -               -
                                                                              -----------    -----------     -----------
        Change                                                                $       591    $         2     $         -
                                                                              ===========    ===========     ===========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                                                          Charged
                                                       Balance at        (credited)                              Balance at
                                                       beginning        to costs and                               end of
                                                        of year           expenses              Other               year
                                                      ------------      ------------      -----------------      -----------
YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from assets in
  the consolidated balance sheet:

     Allowance for doubtful accounts                  $     10,792      $      7,171      $     (10,375)(1)      $     7,588
                                                      ============                                               ===========
     Allowance for amortization of deferred
       financing costs                                $     10,859      $      2,722      $           -          $    13,581
                                                      ============                                               ===========
Other reserves:
     Self-insured property and casualty liability     $     31,668      $     16,739      $     (11,012)(2)      $    37,395
                                                      ============                                               ===========
     Insured property and casualty liability          $      1,466      $          -      $       2,034 (3)      $     3,500
                                                      ============                                               ===========
     Environmental, litigation and other              $     10,629      $      3,468      $      (2,387)(2)      $    12,999
                                                      ============                                               ===========
                                                                                                  1,289 (3)

YEAR ENDED SEPTEMBER 30, 2001
Reserves deducted from assets in
  the consolidated balance sheet:

     Allowance for doubtful accounts                  $      6,529      $      7,497      $      (3,234)(1)      $    10,792
                                                      ============                                               ===========
     Allowance for amortization of deferred
       financing costs                                $      8,835      $      2,024      $           -          $   10,859
                                                      ============                                               ===========
Other reserves:
     Self-insured property and casualty liability     $     32,036      $     12,837      $     (13,205)(2)      $    31,668
                                                      ============                                               ===========
     Insured property and casualty liability          $      2,068      $       (602)     $           -          $     1,466
                                                      ============                                               ===========
     Environmental, litigation and other              $     11,366      $      1,389      $      (2,126)(2)      $    10,629
                                                      ============                                               ===========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)

                                                                          Charged
                                                       Balance at        (credited)                              Balance at
                                                       beginning        to costs and                               end of
                                                        of year           expenses              Other               year
                                                      ------------      ------------      -----------------      -----------
YEAR ENDED SEPTEMBER 30, 2000
Reserves deducted from assets in
  the consolidated balance sheet:

     Allowance for doubtful accounts                  $      5,998      $      5,476      $      (4,945)(1)      $     6,529
                                                      ============                                               ===========
     Allowance for amortization of other
       deferred costs                                 $      1,371      $         99      $      (1,470)(3)      $         -
                                                      ============                                               ===========
     Allowance for amortization of deferred
       financing costs                                $      7,063      $      1,772      $           -          $     8,835
                                                      ============                                               ===========

Other reserves:
     Self-insured property and casualty liability     $     33,445      $     11,377      $     (12,786)(2)      $    32,036
                                                      ============                                               ===========
     Insured property and casualty liability          $      5,068      $     (3,000)     $           -          $     2,068
                                                      ============                                               ===========
     Environmental, litigation and other              $     13,327      $        261      $      (2,262)(2)      $    11,366
                                                      ============                                               ===========
                                                                                                     40 (3)

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Payments, net of any refunds

(3)   Other adjustments.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:

In our opinion, the consolidated financial statements, as of and for the period ended September 30, 2002, listed in the index appearing under Item 15a(1) and
(2) present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2002, and the results of their operations and their cash flows for the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed, as of and for the year ended September 30, 2002, in the index appearing under
Item 15a(1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the management of AmeriGas Propane, Inc.; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of AmeriGas Partners, L.P. and its subsidiaries as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

As discussed in Note 2 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal 2002.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 15, 2002, except for Note 17 as to which the date is December 16, 2002

     THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of AmeriGas Partners, L.P. and the
Board of Directors of AmeriGas Propane, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the AmeriGas Partners, L.P. annual report to unitholders for the year ended September 30, 2001, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 2001. Our report on the financial statements includes an explanatory paragraph with respect to the changes in the method of accounting for tank installation costs and nonrefundable tank fees and the adoption of the provisions of SFAS No. 133 as discussed in Notes 2 and 4 to the financial statements. Our audits were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedules listed in the index on pages F-2 and F-3 are the responsibility of the management of AmeriGas Propane, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                                  EXHIBIT INDEX

         EXHIBIT NO.                      DESCRIPTION
         -----------                      -----------
            10.1        Second Amended and Restated Credit Agreement dated as of
                        August 22, 2002 among AmeriGas Propane, L.P., AmeriGas
                        Propane, Inc., Petrolane Incorporated, Bank of America,
                        N.A., as Issuing Bank and Swingline Bank, and certain
                        banks

            10.2        AmeriGas Propane, Inc. Discretionary Long-Term Incentive
                        Plan for Non-Executive Key Employees

            13          Pages 10 to 27 of the AmeriGas Partners, L.P. 2002
                        Annual Report for year ended September 30, 2002

            21          Subsidiaries of AmeriGas Partners, L.P.

            23          Consent of PricewaterhouseCoopers LLP

            99          Certifications of Chief Executive Officer and Chief
                        Financial Officer