Form 10-Q
period 2002-12-31
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2003-02-14
CIK 932628, 1161868, 1161869, 945792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No | |

      At January 31, 2003, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. -      49,432,358 Common Units
                  AmeriGas Finance Corp. -       100 shares
                  AmeriGas Eagle Finance Corp. - 100 shares
                  AP Eagle Finance Corp. -       100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                         PAGES
                                                                                                         -----
PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements

           AmeriGas Partners, L.P.

              Condensed Consolidated Balance Sheets as of December 31, 2002,
                September 30, 2002 and December 31, 2001                                                    1

              Condensed Consolidated Statements of Operations for the three
                months ended December 31, 2002 and 2001                                                     2

              Condensed Consolidated Statements of Cash Flows for the three
                months ended December 31, 2002 and 2001                                                     3

              Condensed Consolidated Statement of Partners' Capital for the
                three months ended December 31, 2002                                                        4

              Notes to Condensed Consolidated Financial Statements                                       5 - 10

           AmeriGas Finance Corp.

              Balance Sheets as of December 31, 2002 and September 30, 2002                                11

              Note to Balance Sheets                                                                       12

           AmeriGas Eagle Finance Corp.

              Balance Sheets as of December 31, 2002 and September 30, 2002                                13

              Note to Balance Sheets                                                                       14

           AP Eagle Finance Corp.

              Balance Sheets as of December 31, 2002 and September 30, 2002                                15

              Note to Balance Sheets                                                                       16

                             AMERIGAS PARTNERS, L.P.

                                                                                                            PAGES
                                                                                                            -----
    Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                        17 - 21

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    21 - 22

    Item 4.  Controls and Procedures                                                                         23

PART II OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                                24

    Signatures                                                                                             25 - 26

    Certifications                                                                                         27 - 28

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of dollars)

                                                                      December 31,   September 30,  December 31,
                                                                          2002           2002           2001
                                                                      ------------   -------------  ------------
                                                                       (unaudited)                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $    110,504   $     47,400   $     19,158
     Accounts receivable (less allowances for doubtful accounts
         of $8,851, $7,588 and $12,100, respectively)                      165,802         83,274        134,668
     Accounts receivable - related parties                                   4,245          6,862          6,774
     Inventories                                                            74,867         62,496         72,346
     Prepaid expenses and other current assets                              31,523         31,238         17,087
                                                                      ------------   ------------   ------------
         Total current assets                                              386,941        231,270        250,033

Property, plant and equipment (less accumulated depreciation and
     amortization of $424,981, $408,590 and $362,788, respectively)        609,533        611,550        625,329
Goodwill and excess reorganization value                                   591,116        589,923        589,878
Intangible assets (less accumulated amortization of $9,437,
     $8,651 and $6,275,  respectively)                                      22,202         22,586         25,959
Other assets                                                                19,138         17,289         23,004
                                                                      ------------   ------------   ------------
         Total assets                                                 $  1,628,930   $  1,472,618   $  1,514,203
                                                                      ============   ============   ============

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                             $     60,576   $     60,398   $     66,534
     Bank loans                                                             37,000         10,000          8,000
     Accounts payable - trade                                              133,257         81,891        108,042
     Accounts payable - related parties                                      2,362          5,003          4,006
     Customer deposits and advances                                         36,774         53,177         42,527
     Other current liabilities                                              86,017         97,355         99,350
                                                                      ------------   ------------   ------------
         Total current liabilities                                         355,986        307,824        328,459

Long-term debt                                                             975,075        885,386        902,106
Other noncurrent liabilities                                                47,962         44,810         42,791

Commitments and contingencies (note 6)

Minority interests                                                           6,405          6,232          5,876

Partners' capital                                                          243,502        228,366        234,971
                                                                      ------------   ------------   ------------
         Total liabilities and partners' capital                      $  1,628,930   $  1,472,618   $  1,514,203
                                                                      ============   ============   ============

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (Thousands of dollars, except per unit)

                                                               Three Months Ended
                                                                   December 31,
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
Revenues:
     Propane                                                $  410,580      $  339,148
     Other                                                      34,451          32,237
                                                            ----------      ----------
                                                               445,031         371,385
                                                            ----------      ----------

Costs and expenses:
     Cost of sales - propane                                   228,294         185,639
     Cost of sales - other                                      15,072          13,548
     Operating and administrative expenses                     120,946         113,116
     Depreciation and amortization                              17,491          16,186
     Equity investee (income)                                     (250)           (230)
     Other (income) expense, net                                  (936)          1,146
                                                            ----------      ----------
                                                               380,617         329,405
                                                            ----------      ----------

Operating income                                                64,414          41,980
Interest expense                                               (22,699)        (22,746)
                                                            ----------      ----------
Income before income taxes                                      41,715          19,234
Income tax expense                                                (258)           (538)
Minority interests                                                (545)           (299)
                                                            ----------      ----------
Net income                                                  $   40,912      $   18,397
                                                            ==========      ==========

General partner's interest in net income                    $      409      $      184
                                                            ==========      ==========
Limited partners' interest in net income                    $   40,503      $   18,213
                                                            ==========      ==========

Net income per limited partner unit - basic and diluted     $     0.82      $     0.38
                                                            ==========      ==========

Average limited partner units outstanding:
     Basic                                                      49,432          47,408
                                                            ==========      ==========
     Diluted                                                    49,475          47,482
                                                            ==========      ==========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                 Three Months Ended
                                                                     December 31,
                                                              --------------------------
                                                                 2002            2001
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $   40,912      $   18,397
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                         17,491          16,186
            Other, net                                             3,693          (1,491)
            Net change in:
                Accounts receivable                              (83,016)        (36,372)
                Inventories                                      (12,347)            726
                Accounts payable                                  48,726          34,036
                Other current assets and liabilities             (24,067)        (23,039)
                                                              ----------      ----------
         Net cash (used) provided by operating activities         (8,608)          8,443
                                                              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment              (15,561)        (14,569)
     Proceeds from disposals of assets                             2,038           2,415
     Acquisition of business, net of cash acquired                (2,175)             --
                                                              ----------      ----------
         Net cash used by investing activities                   (15,698)        (12,154)
                                                              ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions                                               (27,463)        (26,112)
     Minority interest activity                                     (388)            (15)
     Increase in bank loans                                       27,000           8,000
     Issuance of long-term debt                                   89,100              --
     Repayment of long-term debt                                    (839)        (36,417)
     Proceeds from issuance of Common Units                           --          44,475
     Capital contributions from General Partner                       --             449
                                                              ----------      ----------
         Net cash provided (used) by financing activities         87,410          (9,620)
                                                              ----------      ----------

Cash and cash equivalents increase (decrease)                 $   63,104      $  (13,331)
                                                              ==========      ==========

CASH AND CASH EQUIVALENTS:
     End of period                                            $  110,504      $   19,158
     Beginning of period                                          47,400          32,489
                                                              ----------      ----------
         Increase (decrease)                                  $   63,104      $  (13,331)
                                                              ==========      ==========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                         (Thousands, except unit data)

                                                                                                           Accumulated
                                             Number of units                                                   other         Total
                                        -------------------------                               General    comprehensive   partners'
                                          Common     Subordinated    Common     Subordinated    partner        income       capital
                                        ----------   ------------   ---------   -------------   --------   -------------  ---------
BALANCE SEPTEMBER 30, 2002              39,541,286      9,891,072   $ 201,660   $      17,846   $  2,214      $ 6,646     $ 228,366

   Net income                                                          39,124           1,379        409                     40,912

   Net gains on derivative instruments                                                                          7,963         7,963

   Reclassification of net gains
     on derivative instruments                                                                                 (6,276)       (6,276)
                                                                                                              -------     ---------
   Comprehensive income                                                                                         1,687        42,599

   Distributions                                                      (21,748)         (5,440)      (275)                   (27,463)

   Conversion of Subordinated Units
     to Common Units                     9,891,072     (9,891,072)     13,785         (13,785)                                   --
                                        ----------   ------------   ---------   -------------   --------      -------     ---------
BALANCE DECEMBER 31, 2002               49,432,358             --   $ 232,821   $          --   $  2,348      $ 8,333     $ 243,502
                                        ==========   ============   =========   =============   ========      =======     =========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("2002 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      NET INCOME PER UNIT. Net income per unit is computed by dividing net income, after deducting the General Partner's 1% interest, by the weighted average number of Common and Subordinated units outstanding. Potentially dilutive Common Units included in the diluted net income per unit calculations result from Common Unit awards issued under AmeriGas Propane, Inc. incentive compensation plans.

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2002 and 2001:

                                                              Three Months Ended
                                                                 December 31,
                                                            ---------------------
                                                              2002         2001
                                                            --------     -------
      Net income                                            $ 40,912     $18,397
      Other comprehensive income (loss)                        1,687      (5,743)
                                                            --------     -------
      Comprehensive income                                  $ 42,599     $12,654
                                                            ========     =======

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

      UNIT-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees. We recorded stock-based compensation expense of $330 and $119 during the three months ended December 31, 2002 and 2001, respectively. Our stock-based compensation expense under the provisions of APB 25 for all periods presented was not materially different from amounts determined under the provisions of SFAS 123.

      USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

      RECLASSIFICATIONS. In order to more appropriately classify direct costs associated with the Partnership's Prefilled Propane Xchange ("PPX(R)") program, for the three months ended December 31, 2002 certain costs previously reflected in operating and administrative expenses have been included in cost of sales. We have reclassified $2,752 of such costs incurred in the prior-year period to conform to the current-period presentation.

2.    INTANGIBLE ASSETS

      The Partnership's intangible assets comprise the following:

                                           December 31,       September 30,
                                               2002               2002
                                           ------------       -------------
     Subject to amortization:
          Customer relationships and
               noncompete agreements       $     31,639       $     31,237
          Accumulated amortization               (9,437)            (8,651)
                                           ------------       ------------
                                           $     22,202       $     22,586
                                           ============       ============

     Not subject to amortization:
          Goodwill                         $    497,796       $    496,603
          Excess reorganization value            93,320             93,320
                                           ------------       ------------
                                           $    591,116       $    589,923
                                           ============       ============

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      The increases in intangible assets during the three months ended December 31, 2002 were the result of a Partnership business acquisition.

      Amortization expense of intangible assets for the three months ended December 31, 2002 and 2001 was $787 and $911, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2003 - $2,932; Fiscal 2004 - $2,765; Fiscal 2005 - $2,527; Fiscal 2006 - $2,120; Fiscal 2007 - $1,489.

3.    CONVERSION OF SUBORDINATED UNITS

      In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. The conversion of the Subordinated Units did not result in an increase in the total number of AmeriGas Partners limited partner units outstanding.

4.    RELATED PARTY TRANSACTIONS

      Pursuant to the Second Amended and Restated Agreement of Limited Partnership of AmeriGas Partners and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs totaled $71,892 and $68,771 during the three months ended December 31, 2002 and 2001, respectively.

      UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,617 and $1,254 during the three months ended December 31, 2002 and 2001, respectively. UGI and certain of its subsidiaries also provide office space, and during the three months ended December 31, 2002, automobile liability insurance, to the Partnership. These expenses totaled $431 and $354 during the three months ended December 31, 2002 and 2001, respectively.

      The Partnership purchases propane on behalf of Atlantic Energy. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest as Atlantic Energy sells such propane to third parties or to the Partnership itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2,784 and $3,142 during the three months ended December 31, 2002 and 2001, respectively. Purchases of propane by AmeriGas

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      OLP from Atlantic Energy during the three months ended December 31, 2002 and 2001 totaled $5,761 and $3,971, respectively.

      The General Partner also provides other services to Atlantic Energy including accounting, insurance and other administrative services and is reimbursed for the related costs. Such costs were not material during the three months ended December 31, 2002 or 2001. In addition, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses, or distributes the proceeds of any gains, to Atlantic Energy.

      Amounts due from Atlantic Energy at December 31, 2002, September 30, 2002 and December 31, 2001 totaled $2,826, $5,243 and $6,198, respectively, which amounts are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

5.    LONG-TERM DEBT

      On December 3, 2002, AmeriGas Partners issued $88,000 face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The proceeds, net of underwriters' fees, of approximately $89,100 were used on January 6, 2003, subsequent to the end of the quarter, to redeem prior to maturity AmeriGas Partners' $85,000 face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership will recognize a loss of approximately $3,000 in the quarter ending March 31, 2003 related to the redemption premium and other associated costs and expenses.

6.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $19,000 at December 31, 2002. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. In a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, agreed to assume all of Texas Eastern's liabilities as of

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which is expected to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("CPC"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with CPC and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of CPC and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2002, the potential amount payable under this indemnity by the Company Parties was approximately $71,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

      Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

      We also have other contingent liabilities, pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

      material adverse effect on our financial position but could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS

                                                                December 31,      September 30,
                                                                    2002              2002
                                                                ------------      -------------
                                                                (unaudited)
ASSETS

      Cash                                                      $      1,000      $      1,000
                                                                ------------      ------------
           Total assets                                         $      1,000      $      1,000
                                                                ============      ============

STOCKHOLDER'S EQUITY

      Common stock, $.01 par value; 100 shares authorized,
           issued and outstanding                               $          1      $          1
      Additional paid-in capital                                         999               999
                                                                ------------      ------------
           Total stockholder's equity                           $      1,000      $      1,000
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

On April 19, 1995, AmeriGas Partners and AmeriGas Finance jointly and severally issued $100,000,000 face value of 10.125% Senior Notes due April 2007 (Notes). In November 2001, AmeriGas Partners redeemed prior to maturity $15,000,000 face value of the Notes at a redemption price of 103.375%. In January 2003, AmeriGas Partners redeemed prior to maturity, the remaining $85,000,000 face value of the Notes at a redemption price of 102.25%.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS

                                                                     December 31,      September 30,
                                                                         2002              2002
                                                                     ------------      -------------
                                                                     (unaudited)
ASSETS
        Cash                                                         $      1,000      $      1,000
                                                                     ------------      ------------
                Total assets                                         $      1,000      $      1,000
                                                                     ============      ============

STOCKHOLDER'S  EQUITY

        Common stock, without par value; 100 shares authorized,
                issued and outstanding                               $         --      $         --
        Additional paid-in capital                                          1,000             1,000
                                                                     ------------      ------------
                Total stockholder's equity                           $      1,000      $      1,000
                                                                     ============      ============

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

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS

                                                                   December 31,      September 30,
                                                                       2002              2002
                                                                   ------------      -------------
                                                                   (unaudited)
ASSETS
      Cash                                                         $      1,000      $      1,000
                                                                   ------------      ------------
              Total assets                                         $      1,000      $      1,000
                                                                   ============      ============

STOCKHOLDER'S EQUITY

      Common stock, without par value; 100 shares authorized,
              issued and outstanding                               $         --      $         --
      Additional paid-in capital                                          1,000             1,000
                                                                   ------------      ------------
              Total stockholder's equity                           $      1,000      $      1,000
                                                                   ============      ============

See accompanying note to balance sheets.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS

AP Eagle Finance Corp. (AP Eagle Finance), a Delaware corporation, was formed on April 12, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. (AmeriGas Partners).

On August 21, 2001, AmeriGas Partners and AP Eagle Finance jointly and severally issued $200,000,000 face value of 8.875% Series A Senior Notes due May 2011. On December 20, 2001, AmeriGas Partners and AP Eagle Finance exchanged $199,985,000 face value of 8.875% Series A Senior Notes due May 2011 for a like amount of AmeriGas Partners and AP Eagle Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer. On May 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued an additional $40,000,000 face value of 8.875% Senior Notes due May 2011. On December 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued an additional $88,000,000 face value of 8.875% Senior Notes due May 2011.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for the three months ended December 31, 2002 ("2002 three-month period") with the three months ended December 31, 2001 ("2001 three-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD

Three Months Ended December 31,                2002          2001               Increase
                                             --------       --------      ---------------------
(Dollars in millions)
Gallons sold (millions):
     Retail                                     306.6         265.6           41.0        15.4%
     Wholesale                                   89.3          83.2            6.1         7.3%
                                             --------       --------      --------
                                                395.9         348.8           47.1        13.5%
                                             ========       ========      ========
Revenues:
     Retail propane                          $  361.8      $  298.8       $   63.0        21.1%
     Wholesale propane                           48.8          40.4            8.4        20.8%
     Other                                       34.4          32.2            2.2         6.8%
                                             --------       --------      --------
                                             $  445.0      $  371.4       $   73.6        19.8%
                                             ========       ========      ========

Total margin (a)                             $  201.7      $  172.2       $   29.5        17.1%
EBITDA (b)                                   $   81.7      $   57.9       $   23.8        41.1%
Operating income                             $   64.4      $   42.0       $   22.4        53.3%
Heating degree days - % colder (warmer)
     than normal (c)                              1.1         (15.3)            --          --

(a)   Total margin represents total revenues less cost of sales.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity investee income and minority interests) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. EBITDA is included to provide additional information for evaluating (1) the Partnership's ability to declare and pay the Minimum Quarterly Distribution and (2) its performance. The Partnership's definition of EBITDA may be different from that used by other companies.

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental United States.

                             AMERIGAS PARTNERS, L.P.

Nationwide temperatures based upon heating degree day statistics provided by NOAA were 1.1% colder than normal in the 2002 three-month period compared with temperatures that were 15.3% warmer than normal in the prior-year three-month period. Retail gallons sold increased 15.4% principally as a result of the colder 2002 three-month period weather. Commercial and industrial sales in both three-month periods were negatively affected by a sluggish U.S. economy. Low margin wholesale volumes increased 6.1 million gallons primarily reflecting the effects of the colder 2002 three-month period weather.

Retail propane revenues were $361.8 million in the 2002 three-month period, an increase of $63.0 million, reflecting a $46.1 million increase as a result of the greater retail volumes sold and a $16.9 million increase as a result of higher average selling prices. Wholesale propane revenues increased $8.4 million reflecting higher average wholesale selling prices and the previously mentioned increase in wholesale volumes sold. The higher average retail and wholesale selling prices in the 2002 three-month period reflect higher propane commodity prices. Total cost of sales increased $44.2 million reflecting the effects of the greater retail and wholesale volumes sold and the increase in the commodity price of propane.

Total margin increased $29.5 million principally as a result of the weather-related increase in retail gallons sold during the 2002 three-month period and, to a lesser extent, a $4.4 million increase in margin from PPX(R). The increase in PPX(R) margin reflects higher volumes, and greater unit margins to fund the purchase of grill cylinder overfill protection devices ("OPDs") in order to meet National Fire Protection Association ("NFPA") guidelines. These guidelines require that propane grill cylinders refilled after April 1, 2002, be fitted with OPDs. The extent to which this greater level of PPX(R) margin is sustainable will depend upon a number of factors including the continuing rate of OPD valve replacement and competitive market conditions.

The $23.8 million increase in EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests and income from equity investees) in the 2002 three-month period principally reflects the previously mentioned higher total margin and a $2.1 million increase in other income partially offset by a $7.8 million increase in the Partnership's operating and administrative expenses. Although EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States, it is included in this analysis to provide additional information for evaluating the Partnership's ability to pay and declare the Minimum Quarterly Distribution of $0.55 ("MQD") and for evaluating the Partnership's performance. The Partnership's definition of EBITDA may be different from the definition of EBITDA used by other companies. Notwithstanding the significant increase in retail volumes sold in the 2002 three-month period, payroll and benefits expense increased only $2.0 million principally reflecting the full-period benefit of the consolidation of 90 Columbia Propane and AmeriGas Propane districts. In addition, 2002 three-month period operating and administrative expenses reflect higher provisions for doubtful accounts due in large part to the increased sales; greater general insurance and litigation expense; and an increase in delivery vehicle expenses due in large part to the greater retail volumes delivered during the 2002 three-month period. Other income in the prior-year three-month period was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income increased less than the increase in EBITDA principally as a result of higher depreciation expense associated with OPDs.

                             AMERIGAS PARTNERS, L.P.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at December 31, 2002 totaled $1,035.7 million (including current maturities of $60.6 million) compared to $945.8 million of long-term debt (including current maturities of $60.4 million) at September 30, 2002. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of approximately $89.1 million, which are included in cash and cash equivalents at December 31, 2002, were used on January 6, 2003, subsequent to the end of the quarter, to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership will recognize a loss of approximately $3.0 million in the quarter ending March 31, 2003 relating to the redemption premium and other associated costs and expenses.

AmeriGas OLP's Second Amended and Restated Bank Credit Agreement consists of a $100 million Revolving Credit Facility and a $75 million Acquisition Facility. At December 31, 2002, there was $37 million outstanding under the Revolving Credit Facility. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce available borrowing capacity, totaled $22.2 million at December 31, 2002.

During the three months ended December 31, 2002, the Partnership declared and paid the MQD on all limited partner units for the quarter ended September 30, 2002. The MQD for the quarter ended December 31, 2002 will be paid on February 18, 2003 to holders of record on February 10, 2003. Effective November 18, 2002, the 9,891,072 Subordinated Units held by the General Partner were converted to Common Units (see "Conversion of Subordinated Units" below). The ability of the Partnership to declare and pay the MQD on limited partner units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. The conversion of the Subordinated Units did not result in an increase in the total number of AmeriGas Partners limited partner units outstanding.

                             AMERIGAS PARTNERS, L.P.

CASH FLOWS

The Partnership had cash and cash equivalents totaling $110.5 million at December 31, 2002 compared to $47.4 million at September 30, 2002. The significantly higher cash balances at December 31, 2002 include the proceeds from the previously mentioned December 3, 2002 issuance of $88 million face amount of 8.875% AmeriGas Partners Senior Notes. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the three months ended December 31, 2002 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $8.6 million during the 2002 three-month period compared to cash provided by operating activities of $8.4 million in the prior-year three-month period. Cash required to fund changes in operating working capital during the 2002 three-month period was $70.7 million, a significant increase from the $24.6 million required in the prior-year three-month period, reflecting the effects of the higher propane volumes sold and higher propane commodity costs. Cash flow from operating activities before changes in working capital was $62.1 million in the 2002 three-month period compared to $33.1 million in the prior-year three-month period reflecting the significant improvement in 2002 three-month period operating results.

INVESTING ACTIVITIES. We spent $15.6 million for property, plant and equipment (including maintenance capital expenditures of $5.7 million) during the three months ended December 31, 2002 compared to $14.6 million (including maintenance capital expenditures of $6.5 million) during the prior-year three-month period. Proceeds from asset disposals were lower in the 2002 three-month period principally due to lower sales of Columbia Propane excess assets. During the three months ended December 31, 2002, the Partnership acquired a propane distribution business for $2.2 million.

FINANCING ACTIVITIES. The Partnership declared and paid the MQD on all limited partner units and the general partner interests during each of the 2002 and 2001 three-month periods. AmeriGas OLP Revolving Credit Agreement borrowings increased $27.0 million during the 2002 three-month period compared to an increase of $8.0 million in the prior-year period reflecting higher cash needs to fund operating working capital. In December 2002, AmeriGas Partners received $89.1 million of net proceeds from the issuance of $88 million face amount of 8.875% Senior Notes due 2011. On January 6, 2003, subsequent to the end of the quarter, the net proceeds were used to repay prior to maturity the remaining $85 million face amount of 10.125% Senior Notes at a redemption price of 102.25%, plus accrued interest. During the prior-year three-month period, the Partnership sold 350,000 Common Units to the General Partner and 1,843,047 Common Units to the public in conjunction with an underwritten public offering. The net proceeds of these sales and related capital contributions from the General Partner totaling approximately $45 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. Also during the 2001 three-month period, AmeriGas Partners redeemed prior to maturity $15 million of its 10.125% Senior Notes and AmeriGas OLP repaid $20 million of Acquisition Facility borrowings.

                             AMERIGAS PARTNERS, L.P.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we currently apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options, and other equity instruments to employees. We adopted the disclosure provisions of SFAS 148 during the quarter ended December 31, 2002 (see Note 1 to Condensed Consolidated Financial Statements).

SFAS 146 addresses accounting for costs associated with exit or disposal activities and replaces the guidance in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date an entity committed to an exit plan. SFAS 146 became effective for disposal activities initiated after December 31, 2002. The initial adoption of the provisions of SFAS 146 did not affect our financial position or results of operations.

FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are included in Note 6 to Condensed Consolidated Financial Statements. We do not believe the application of FIN 45 will have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the

                             AMERIGAS PARTNERS, L.P.

Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

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

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2002. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents per gallon and (2) interest rates on ten-year U.S. treasury notes of 50 basis points:

                                                          Fair         Change in
                                                         Value        Fair Value
                                                        --------      ----------
                                                          (Millions of dollars)
December 31, 2002:
     Propane commodity price risk                       $    8.5       $   (5.9)
     Interest rate risk                                     (2.2)          (2.1)
                                                        --------       --------

Because the Partnership's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures was carried out within the 90-day period prior to the filing of this quarterly report by the General Partner under the supervision and with the participation of the General Partner's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Partnership's internal controls, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrants' Reports on Form 10-Q for the quarter ended December 31, 2002.

(b) The following Current Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002:

           DATE                 ITEM NUMBER                 CONTENT
     November 1, 2002                5           Notice of Fourth Quarter and
                                                 Year End Earnings Conference
                                                 Call Webcast

     November 22, 2002               5           Notice of Fourth Quarter and
                                                 Year End Earnings; and
                                                 Announcement relating to the
                                                 10 1/8% Senior Notes Redemption.

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

                                               AmeriGas Partners, L.P.
                                       ----------------------------------------
                                                   (Registrant)


                                       By: AmeriGas Propane, Inc.,
                                           as General Partner


Date: February 13, 2003                By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer


                                       By: /s/ Richard R. Eynon
                                       ----------------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                                               AmeriGas Finance Corp.
                                       -----------------------------------------
                                                   (Registrant)


Date: February 13, 2003                By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer


                                       By: /s/ Richard R. Eynon
                                       ----------------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                                             AmeriGas Eagle Finance Corp.
                                       ----------------------------------------
                                                   (Registrant)


Date: February 13, 2003                By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer


                                       By: /s/ Richard R. Eynon
                                       ----------------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                                                AP Eagle Finance Corp.
                                       ----------------------------------------
                                                     (Registrant)


Date: February 13, 2003                By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer


                                       By: /s/ Richard R. Eynon
                                       ----------------------------------------
                                       Richard R. Eynon
                                       Controller and Chief Accounting Officer

                                 CERTIFICATIONS

I, Eugene V.N. Bissell, certify that:

1. I have reviewed this quarterly report on Form l0-Q of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                          /s/ Eugene V.N. Bissell
                          ---------------------------------------
                          Eugene V.N. Bissell
                          President and Chief Executive Officer
                          AmeriGas Propane, Inc.
                          AmeriGas Finance Corp.
                          AmeriGas Eagle Finance Corp.
                          AP Eagle Finance Corp.

I, Martha B. Lindsay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each the registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                          /s/ Martha B. Lindsay
                          ---------------------------------------
                          Martha B. Lindsay
                          Vice President - Finance and Chief Financial Officer AmeriGas Propane, Inc.
                          AmeriGas Finance Corp.
                          AmeriGas Eagle Finance Corp.
                          AP Eagle Finance Corp.

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants' Reports on Form 10-Q for the quarter ended December 31, 2002.