Form 10-Q/A
period 2002-12-31
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2003-04-11
CIK 932628, 1161868, 1161869, 945792

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          FORM 10-Q/A AMENDMENT NO. 1


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

                                Explanatory Note




This Form 10-Q/A is being filed solely for the purpose of (1) adjusting the December 31, 2002 Condensed Consolidated Balance Sheet included in Item 1., Financial Statements, to properly include in current maturities of long-term debt, rather than in long-term debt, the $85,000,000 of AmeriGas Partners
10 1/8% Senior Notes redeemed on January 6, 2003, as described in Note 5 to Condensed Consolidated Financial Statements, and (2) making a corresponding change in the amount of current maturities of long-term debt at December 31, 2002 in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Condition."

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

                             AMERIGAS PARTNERS, L.P.

                                                                                                            PAGES
                                                                                                            -----
    Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                        17 - 21


PART II OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                                22

    Signatures                                                                                             23 - 24

    Certifications                                                                                         25 - 26

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of dollars)


                                                                      December 31,
                                                                          2002
                                                                     Restated-See   September 30,   December 31,
                                                                        Note 7           2002           2001
                                                                      ------------   -------------  ------------
                                                                       (unaudited)                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $    110,504   $     47,400   $     19,158
     Accounts receivable (less allowances for doubtful accounts
         of $8,851, $7,588 and $12,100, respectively)                      165,802         83,274        134,668
     Accounts receivable - related parties                                   4,245          6,862          6,774
     Inventories                                                            74,867         62,496         72,346
     Prepaid expenses and other current assets                              31,523         31,238         17,087
                                                                      ------------   ------------   ------------
         Total current assets                                              386,941        231,270        250,033

Property, plant and equipment (less accumulated depreciation and
     amortization of $424,981, $408,590 and $362,788, respectively)        609,533        611,550        625,329
Goodwill and excess reorganization value                                   591,116        589,923        589,878
Intangible assets (less accumulated amortization of $9,437,
     $8,651 and $6,275,  respectively)                                      22,202         22,586         25,959
Other assets                                                                19,138         17,289         23,004
                                                                      ------------   ------------   ------------
         Total assets                                                 $  1,628,930   $  1,472,618   $  1,514,203
                                                                      ============   ============   ============

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                             $    145,576   $     60,398   $     66,534
     Bank loans                                                             37,000         10,000          8,000
     Accounts payable - trade                                              133,257         81,891        108,042
     Accounts payable - related parties                                      2,362          5,003          4,006
     Customer deposits and advances                                         36,774         53,177         42,527
     Other current liabilities                                              86,017         97,355         99,350
                                                                      ------------   ------------   ------------
         Total current liabilities                                         440,986        307,824        328,459

Long-term debt                                                             890,075        885,386        902,106
Other noncurrent liabilities                                                47,962         44,810         42,791

Commitments and contingencies (note 6)

Minority interests                                                           6,405          6,232          5,876

Partners' capital                                                          243,502        228,366        234,971
                                                                      ------------   ------------   ------------
         Total liabilities and partners' capital                      $  1,628,930   $  1,472,618   $  1,514,203
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


7.    RESTATEMENT OF BALANCE SHEET

      The Company is restating the December 31, 2002 Condensed Consolidated Balance Sheet to properly include in current maturities of long-term debt, rather than in long-term debt, the $85,000 of AmeriGas Partners 10 1/8% Senior Notes redeemed on January 6, 2003 as described in
      Note 5 to Condensed Consolidated Financial Statements.

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

                             AMERIGAS PARTNERS, L.P.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION


The Partnership's long-term debt outstanding at December 31, 2002 totaled $1,035.7 million (including current maturities of $145.6 million) compared to $945.8 million of long-term debt (including current maturities of $60.4 million) at September 30, 2002. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of approximately $89.1 million, which are included in cash and cash equivalents at December 31, 2002, were used on January 6, 2003, subsequent to the end of the quarter, to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership will recognize a loss of approximately $3.0 million in the quarter ending March 31, 2003 relating to the redemption premium and other associated costs and expenses.


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

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:


      99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrants' Reports on Form 10-Q for the quarter ended December 31, 2002 as amended by Amendment No. 1 on Form 10-Q/A.


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
                                                 Year End Earnings; and
                                                 Announcement relating to the
                                                 10 1/8% Senior Notes Redemption.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report on Form 10-Q/A to be signed on their behalf by the undersigned thereunto duly authorized.

                                               AmeriGas Partners, L.P.
                                       ----------------------------------------
                                                   (Registrant)


                                       By: AmeriGas Propane, Inc.,
                                           as General Partner


Date: April 11, 2003                   By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer



                                               AmeriGas Finance Corp.
                                       ----------------------------------------
                                                   (Registrant)


Date: April 11, 2003                   By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                             AmeriGas Eagle Finance Corp.
                                       ----------------------------------------
                                                   (Registrant)


Date: April 11, 2003                  By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer


                                                AP Eagle Finance Corp.
                                       ----------------------------------------
                                                     (Registrant)


Date: April 11, 2003                   By: /s/  Martha B. Lindsay
                                       ----------------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                 CERTIFICATIONS

I, Eugene V.N. Bissell, certify that:


1. I have reviewed this Amendment No. 1 on Form 10-Q/A to the quarterly report on Form l0-Q for the quarter ended December 31, 2002 (as amended, the "quarterly report") of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;



2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and



3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report.








Date: April 11, 2003


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

I, Martha B. Lindsay, certify that:


1. I have reviewed this Amendment No. 1 on Form 10-Q/A to the quarterly report on Form 10-Q for the quarter ended December 31, 2002 (as amended, the "quarterly report") of AmeriGas Partners, L.P., AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp.;



2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and



3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report.







Date: April 11, 2003


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

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX


99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants' amended Report on Form 10-Q for the quarter ended December 31, 2002.