Form 10-Q
period 2003-12-31
AMERIGAS PARTNERS LP
filed 2004-02-13
CIK 932628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         At January 31, 2004, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. -            52,373,272 Common Units
                  AmeriGas Finance Corp. -             100 shares
                  AmeriGas Eagle Finance Corp. -       100 shares
                  AP Eagle Finance Corp. -             100 shares

                             AMERIGAS PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                               PAGES
                                                                                               -----
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            AmeriGas Partners, L.P.

               Condensed Consolidated Balance Sheets as of December 31, 2003,
                 September 30, 2003 and December 31, 2002                                         1

               Condensed Consolidated Statements of Operations for the three
                 months ended December 31, 2003 and 2002                                          2

               Condensed Consolidated Statements of Cash Flows for the three
                 months ended December 31, 2003 and 2002                                          3

               Condensed Consolidated Statement of Partners' Capital for the
                 three months ended December 31, 2003                                             4

               Notes to Condensed Consolidated Financial Statements                            5 - 11

            AmeriGas Finance Corp.

               Balance Sheets as of December 31, 2003 and September 30, 2003                     12

               Note to Balance Sheets                                                            13

            AmeriGas Eagle Finance Corp.

               Balance Sheets as of December 31, 2003 and September 30, 2003                     14

               Note to Balance Sheets                                                            15

            AP Eagle Finance Corp.

               Balance Sheets as of December 31, 2003 and September 30, 2003                     16

               Note to Balance Sheets                                                            17

   Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                           18 - 22

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         22 - 23

   Item 4.  Controls and Procedures                                                              24

PART II OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                     25


Signatures                                                                                     26 - 27

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                      December 31,   September 30,   December 31,
                                                                          2003           2003           2002
                                                                          ----           ----           ----
ASSETS
Current assets:
     Cash and cash equivalents                                         $   23,293     $   45,872     $  110,504
     Accounts receivable (less allowances for doubtful accounts
        of $9,864, $9,192 and $8,851, respectively)                       175,564        100,170        165,802
     Accounts receivable - related parties                                  3,661          2,915          4,245
     Inventories                                                           85,797         70,171         74,867
     Prepaid expenses and other current assets                             26,704         17,204         31,523
                                                                       ----------     ----------     ----------
                         Total current assets                             315,019        236,332        386,941

Property, plant and equipment (less accumulated depreciation and
     amortization of $489,223, $473,090 and $424,981, respectively)       611,078        594,604        609,533
Goodwill and excess reorganization value                                  604,771        602,475        591,116
Intangible assets (less accumulated amortization of $13,022,
     $11,934 and $9,437, respectively)                                     29,183         27,032         22,202
Other assets                                                               21,702         21,733         19,138
                                                                       ----------     ----------     ----------
                         Total assets                                  $1,581,753     $1,482,176     $1,628,930
                                                                       ==========     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                              $   58,937     $   58,705     $  145,576
     Bank loans                                                            36,000              -         37,000
     Accounts payable - trade                                             147,837         87,352        133,257
     Accounts payable - related parties                                     1,541            930          2,362
     Customer deposits and advances                                        43,482         52,771         36,774
     Other current liabilities                                             82,799         98,290         86,017
                                                                       ----------     ----------     ----------
                         Total current liabilities                        370,596        298,048        440,986

Long-term debt                                                            867,097        868,581        890,075
Other noncurrent liabilities                                               54,547         54,859         47,962

Commitments and contingencies (note 5)

Minority interests                                                          7,261          7,005          6,405

Partners' capital                                                         282,252        253,683        243,502
                                                                       ----------     ----------     ----------
                         Total liabilities and partners' capital       $1,581,753     $1,482,176     $1,628,930
                                                                       ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                   Three Months Ended
                                                      December 31,
                                                 ----------------------
                                                    2003        2002
                                                    ----        ----
Revenues:
         Propane                                 $ 423,261    $ 410,580
         Other                                      36,937       34,451
                                                 ---------    ---------
                                                   460,198      445,031
                                                 ---------    ---------

Costs and expenses:
         Cost of sales - propane                   239,122      228,294
         Cost of sales - other                      15,381       15,072
         Operating and administrative expenses     123,763      120,946
         Depreciation and amortization              19,655       17,491
         Other (income), net                        (3,282)      (1,186)
                                                 ---------    ---------
                                                   394,639      380,617
                                                 ---------    ---------

Operating income                                    65,559       64,414
Interest expense                                   (21,135)     (22,699)
                                                 ---------    ---------
Income before income taxes                          44,424       41,715
Income tax expense                                    (707)        (258)
Minority interests                                    (568)        (545)
                                                 ---------    ---------
Net income                                       $  43,149    $  40,912
                                                 =========    =========

General partner's interest in net income         $     431    $     409
                                                 =========    =========
Limited partners' interest in net income         $  42,718    $  40,503
                                                 =========    =========

Net income per limited partner unit:
         Basic                                   $    0.82    $    0.82
                                                 =========    =========
         Diluted                                 $    0.81    $    0.82
                                                 =========    =========

Average limited partner units outstanding:
         Basic                                      52,348       49,432
                                                 =========    =========
         Diluted                                    52,442       49,475
                                                 =========    =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                        Three Months Ended
                                                           December 31,
                                                      ----------------------
                                                        2003         2002
                                                      ---------    ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income                                          $  43,149    $  40,912
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        19,655       17,491
    Other, net                                            3,572        3,693
    Net change in:
     Accounts receivable                                (76,643)     (83,016)
     Inventories                                        (12,356)     (12,347)
     Accounts payable                                    60,944       48,726
     Other current assets and liabilities               (23,625)     (24,067)
                                                      ---------    ---------
   Net cash provided (used) by operating activities      14,696       (8,608)
                                                      ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Expenditures for property, plant and equipment        (14,277)     (15,561)
  Proceeds from disposals of assets                       3,494        2,038
  Acquisitions of businesses, net of cash acquired      (32,033)      (2,175)
                                                      ---------    ---------
   Net cash used by investing activities                (42,816)     (15,698)
                                                      ---------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Distributions                                         (29,082)     (27,463)
  Minority interest activity                               (460)        (388)
  Increase in bank loans                                 36,000       27,000
  Issuance of long-term debt                                  -       89,100
  Repayment of long-term debt                              (917)        (839)
                                                      ---------    ---------
   Net cash provided by financing activities              5,541       87,410
                                                      ---------    ---------

Cash and cash equivalents (decrease) increase         $ (22,579)   $  63,104
                                                      =========    =========

CASH  AND  CASH  EQUIVALENTS:
  End of period                                       $  23,293    $ 110,504
  Beginning of period                                    45,872       47,400
                                                      ---------    ---------
   (Decrease) increase                                $ (22,579)   $  63,104
                                                      =========    =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

             CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                                 Accumulated
                                            Number of                               other        Total
                                             Common                    General  comprehensive  partners'
                                              Units        Common      partner  income (loss)   capital
                                           ----------    ---------     -------  -------------  ---------
BALANCE SEPTEMBER 30, 2003                 52,333,208    $ 255,423     $ 2,577     $ (4,317)   $ 253,683

   Net income                                               42,718         431                    43,149

   Net gains on derivative instruments                                               16,679       16,679

   Reclassification of net gains
        on derivative instruments                                                    (2,543)      (2,543)
                                                                                   --------    ---------
   Comprehensive income                                                              14,136       57,285

   Distributions                                           (28,791)       (291)                  (29,082)

   Common Units issued in
        connection with incentive
        compensation  plan                     14,500          366                                   366
                                           ----------    ---------     -------     --------    ---------

BALANCE DECEMBER 31, 2003                  52,347,708    $ 269,716     $ 2,717     $  9,819    $ 282,252
                                           ==========    =========     =======     ========    =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership's 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy"), a propane storage terminal located in Chesapeake, Virginia, is accounted for by the equity method.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2003 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2003 ("2003 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         NET INCOME PER UNIT. Net income per unit is computed by dividing net income, after deducting the General Partner's 1% interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding. Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of Common Unit awards issued under AmeriGas Propane, Inc. incentive compensation plans.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

         COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2003 and 2002:

                             Three Months Ended
                                December 31,
                               2003     2002
                               ----     ----
Net income                   $43,149   $40,912
Other comprehensive income    14,136     1,687
                             -------   -------
Comprehensive income         $57,285   $42,599
                             -------   -------

         Other comprehensive income is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

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

         We use the intrinsic value method prescribed by APB 25 for our unit-based employee compensation plans. We recorded unit-based compensation expense of $(180) as a result of forfeitures of restricted units during the three months ended December 31, 2003 and $330 during the three months ended December 31, 2002. If we had determined unit-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted income per limited partner unit for the three months ended December 31, 2003 and 2002 would have been as follows:

                                                        Three Months Ended
                                                           December 31,
                                                     ------------------------
                                                        2003          2002
                                                        ----          ----
Net income as reported                               $   43,149    $   40,912
Add: Unit-based employee compensation
     (income) expense included in reported
     net income                                            (180)          330
Deduct: Total stock and unit-based
     employee compensation income (expense)
     determined under the fair value method
     for all awards                                          82          (384)
                                                     ----------    ----------
Pro forma net income                                 $   43,051    $   40,858
                                                     ----------    ----------

Basic income per limited partner unit:
     As reported                                     $     0.82    $     0.82
     Pro forma                                       $     0.81    $     0.82

Diluted income per limited partner unit:
     As reported                                     $     0.81    $     0.82
     Pro forma                                       $     0.81    $     0.82

         USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

2.       ACQUISITIONS

         On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for total cash consideration of $31,044. In December 2003, AmeriGas OLP paid Horizon Propane a working capital adjustment of $111 in accordance with the Asset Purchase Agreement. During its 2003 fiscal year, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states. In addition, two smaller acquisitions of retail propane businesses were completed during the three months ended December 31, 2003. The pro forma effect of all of these transactions is not material.

3.       INTANGIBLE ASSETS

         The Partnership's intangible assets comprise the following:

                                 December 31,   September 30,
                                     2003           2003
                                     ----           ----
Subject to amortization:
     Customer relationships and
          noncompete agreements    $  42,205      $  38,966
     Accumulated amortization        (13,022)       (11,934)
                                   ---------      ---------
                                   $  29,183      $  27,032
                                   ---------      ---------
Not subject to amortization:
     Goodwill                      $ 511,451      $ 509,155
     Excess reorganization value      93,320         93,320
                                   ---------      ---------
                                   $ 604,771      $ 602,475
                                   ---------      ---------

         The increases in intangible assets during the three months ended December 31, 2003 resulted from Partnership business acquisitions. Amortization expense of intangible assets was $1,088 and $787 for the three months ended December 31, 2003 and 2002, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2004 - $3,698; Fiscal 2005
         - $3,456; Fiscal 2006 - $3,070; Fiscal 2007 - $2,441; Fiscal 2008 -
         $2,212.

4.       RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $78,208 and $71,982 in the three months ended December 31, 2003 and 2002, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

         UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $3,162 and $1,617 in the three months ended December 31, 2003 and 2002, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $367 and $431 during the three months ended December 31, 2003 and 2002, respectively.

         The Partnership purchases propane on behalf of Atlantic Energy. Atlantic Energy reimburses AmeriGas OLP for its purchases plus interest as Atlantic Energy sells such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $6,253 and $2,784 during the three months ended December 31, 2003 and 2002, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three months ended December 31, 2003 and 2002 totaled $7,680 and $5,761, respectively.

         The General Partner also provides other services to Atlantic Energy including accounting, insurance and other administrative services and is reimbursed for the related costs. Such costs were not material during the three months ended December 31, 2003 or 2002. On occasion, AmeriGas OLP enters into product cost hedging contracts on behalf of Atlantic Energy. When these contracts are settled, AmeriGas OLP is reimbursed the cost of any losses, or distributes the proceeds of any gains, to Atlantic Energy. Amounts due from Atlantic Energy at December 31, 2003, September 30, 2003 and December 31, 2002 totaled $3,644,
         $2,042 and $2,826, respectively, which amounts are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

5.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $14,000 at December 31, 2003. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

         Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

         On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2003, the potential amount payable under this indemnity by the Company Parties was approximately $64,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

         We also have other contingent liabilities, pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these matters. However, it is reasonably possible that some of them could be resolved

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)

         unfavorably to us. Although management currently believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

6.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of a controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The Partnership has not created or obtained any variable interest entities after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 which addresses new effective dates and certain implementation issues. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business provided certain criteria are met. The Partnership is currently in the process of evaluating the impact of FIN 46, as revised, which is not expected to have a material effect on its financial position or results of operations.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                           December 31,   September 30,
                                                               2003           2003
                                                               ----           ----
ASSETS
  Cash                                                        $1,000         $1,000
                                                              ------         ------
          Total assets                                        $1,000         $1,000
                                                              ======         ======

STOCKHOLDER'S  EQUITY
  Common stock, without par value; 100 shares authorized,
     issued and outstanding                                   $    -         $    -
  Additional paid-in capital                                   1,000          1,000
                                                              ------         ------
          Total stockholder's equity                          $1,000         $1,000
                                                              ======         ======

See accompanying note to balance sheets.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                   (unaudited)

AmeriGas Finance Corp. ("AmeriGas Finance"), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

On April 19, 1995, AmeriGas Partners and AmeriGas Finance jointly and severally issued $100,000,000 face value of 10.125% Senior Notes due April 2007 ("Notes"). In November 2001, AmeriGas Partners redeemed prior to maturity $15,000,000 face value of the Notes at a redemption price of 103.375% and redeemed the remaining $85,000,000 face value of the Notes in January 2003 at a redemption premium of 102.25%.

As of November 21, 2003, AmeriGas Partners and AmeriGas Finance have an effective unallocated shelf registration statement with the Securities and Exchange Commission under the Securities Act of 1933 under which AmeriGas Partners may issue up to $500,000,000 of debt or equity securities. AmeriGas Finance will be the co-obligor of the debt securities, if any, issued pursuant to the registration statement.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                            December 31,    September 30,
                                                                2003           2003
                                                                ----           ----
ASSETS
  Cash                                                         $1,000         $1,000
                                                               ------         ------
          Total assets                                         $1,000         $1,000
                                                               ======         ======

STOCKHOLDER'S  EQUITY

  Common stock, without par value; 100 shares authorized,
      issued and outstanding                                   $    -         $    -
  Additional paid-in capital                                    1,000          1,000
                                                               ------         ------
          Total stockholder's equity                           $1,000         $1,000
                                                               ======         ======

See accompanying note to balance sheets.

                          AMERIGAS EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                   (unaudited)

AmeriGas Eagle Finance Corp. ("Eagle Finance"), a Delaware corporation, was formed on February 22, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

On April 4, 2001, AmeriGas Partners and Eagle Finance jointly and severally issued $60,000,000 face amount of 10% Senior Notes due April 2006.

AmeriGas Partners owns all 100 shares of Eagle Finance common stock outstanding.

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                               December 31,   September 30,
                                                                   2003           2003
                                                                   ----           ----
ASSETS

     Cash                                                         $1,000         $1,000
                                                                  ------         ------
             Total assets                                         $1,000         $1,000
                                                                  ======         ======

STOCKHOLDER'S  EQUITY

     Common stock, without par value; 100 shares authorized,
          issued and outstanding                                  $    -         $    -
     Additional paid-in capital                                    1,000          1,000
                                                                  ------         ------
             Total stockholder's equity                           $1,000         $1,000
                                                                  ======         ======

See accompanying note to balance sheets.

                             AP EAGLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS
                                   (unaudited)

AP Eagle Finance Corp. ("AP Eagle Finance"), a Delaware corporation, was formed on April 12, 2001 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

On August 21, 2001, AmeriGas Partners and AP Eagle Finance jointly and severally issued $200,000,000 face amount of 8.875% Series A Senior Notes due May 2011. On December 20, 2001, AmeriGas Partners and AP Eagle Finance exchanged $199,985,000 face amount of 8.875% Series A Senior Notes due May 2011 for a like amount of AmeriGas Partners and AP Eagle Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer. On May 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued $40,000,000 face amount of 8.875% Series B Senior Notes due May 2011. On December 3, 2002, AmeriGas Partners and AP Eagle Finance jointly and severally issued $88,000,000 face amount of 8.875% Senior Notes due May 2011. On April 4, 2003, AmeriGas Partners and AP Eagle Finance exchanged (1) $15,000 face amount of 8.875% Series A Senior Notes due May 2011 and (2) $88,000,000 face amount of 8.875% Senior Notes due May 2011 for like amounts of AmeriGas Partners and AP Eagle Finance 8.875% Series B Senior Notes due May 2011 pursuant to a registered exchange offer.

In April 2003, AmeriGas Partners and AP Eagle Finance jointly and severally issued $32,000,000 face amount of 8.875% Series B Senior Notes due May 2011.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended December 31, 2003 ("2003 three-month period") with the three months ended December 31, 2002 ("2002 three-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

                                                                  Increase
Three Months Ended December 31,            2003      2002        (Decrease)
                                           ----      ----        ----------
(millions of dollars)

Gallons sold (millions) (a):
     Retail                                  304.5     324.2    (19.7)   (6.1)%
     Wholesale                                33.0      71.7    (38.7)  (54.0)%
                                          --------  --------  -------
                                             337.5     395.9    (58.4)  (14.8)%
                                          ========  ========  =======
Revenues:
     Retail propane                       $  400.1  $  374.0  $  26.1     7.0 %
     Wholesale propane                        23.2      36.6    (13.4)  (36.6)%
     Other                                    36.9      34.4      2.5     7.3 %
                                          --------  --------  -------
                                          $  460.2  $  445.0  $  15.2     3.4 %
                                          ========  ========  =======

Total margin (b)                          $  205.7  $  201.7  $   4.0     2.0 %
EBITDA (c)                                $   84.6  $   81.4  $   3.2     3.9 %
Operating income                          $   65.6  $   64.4  $   1.2     1.9 %
Heating degree days - % colder (warmer)
     than normal (d)                          (7.4)      1.1      -         -

(a) Retail gallons sold in the 2003 three-month period include certain bulk gallons previously considered wholesale gallons. Prior-period gallon amounts and revenues have been adjusted to conform to the current period classification.

(b) Total margin represents total revenues less cost of sales - propane and cost of sales - other.

                             AMERIGAS PARTNERS, L.P.

(c) EBITDA (earnings before interest expense, income taxes, and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry. The Partnership's definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year. The following table includes reconciliations of net income to EBITDA for the periods presented:

                    Three Months Ended
                      December 31,
                    ------------------
                       2003    2002
                    -------- ---------
Net income           $  43.1  $  40.9
Income tax expense       0.7      0.3
Interest expense        21.1     22.7
Depreciation            18.4     16.5
Amortization             1.3      1.0
                     -------  -------
EBITDA               $  84.6  $  81.4
                     =======  =======

(d) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

Weather based upon heating degree days was 7.4% warmer than normal during the 2003 three-month period compared to weather that was 1.1% colder than normal in the prior-year three-month period. Retail propane volumes sold decreased 19.7 million gallons or 6.1% in the 2003 three-month period due principally to the effects of the warmer weather and, with respect to commercial and industrial customers, continuing economic weakness partially offset by volume growth from recent acquisitions, principally the October 1, 2003 acquisition of Horizon Propane. Low margin wholesale volumes decreased 38.7 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $26.1 million reflecting (1) a $48.8 million increase due to higher average selling prices and (2) a $22.7 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $13.4 million reflecting (1) a $19.6 million decrease due to the lower volumes sold and (2) a $6.2 million increase due to higher average selling prices. The higher retail and wholesale selling prices reflect significantly higher propane product costs during the 2003 three-month period resulting from, among other things, higher crude oil and natural gas prices. Other revenues from ancillary sales and services were $36.9 million in the 2003 three-month period and $34.4 million in the 2002 three-month period. Total cost of sales increased $11.1 million reflecting the higher propane product costs.

Total margin increased $4.0 million as a result of recent acquisitions and higher average retail and wholesale propane unit margins on the reduced gallons sold during the 2003 three-month period, and a $2.2 million increase in margin from ancillary sales and services. Notwithstanding

                             AMERIGAS PARTNERS, L.P.

the previously mentioned increase in the commodity price of propane, retail and wholesale propane unit margins were higher than in the 2002 three-month period reflecting the effects of the higher average selling prices.

EBITDA increased $3.2 million in the 2003 three-month period reflecting the previously mentioned increase in total margin and a $2.1 million increase in other income partially offset by a $2.8 million increase in operating and administrative expenses. Operating and administrative expenses increased principally from the impact of Horizon Propane and other recent acquisitions partially offset by the beneficial effects on operating expenses from the management realignment completed in late Fiscal 2003. Other income in the 2003 three-month period includes greater income from finance charges and asset sales while other income in the prior-year three-month period was reduced by a $1.0 million charge associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." Operating income in the 2003 three-month period increased less than the increase in EBITDA due to higher depreciation expense associated with the Partnership's Prefilled Propane Xchange program ("PPX(R)").

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at December 31, 2003 totaled $926.0 million (including current maturities of $58.9 million) compared to $927.3 million (including current maturities of $58.7 million) at September 30, 2003. The Partnership expects to refinance all or a portion of the $53.8 million of principal on the AmeriGas OLP First Mortgage Notes due in April 2004.

AmeriGas OLP's Credit Agreement expires on October 15, 2006 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, may be used for working capital and general purposes. At December 31, 2003, there was $36 million of borrowings outstanding under the Revolving Credit Facility. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $38.0 million at December 31, 2003.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) $28 million principal

                             AMERIGAS PARTNERS, L.P.

amount of 8.875% Senior Notes due 2011, (2) 1.4 million AmeriGas Partners Common Units and (3) up to $500 million of debt or equity securities pursuant to an unallocated shelf registration statement.

During the three months ended December 31, 2003, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarter ended September 30, 2003. The MQD for the quarter ended December 31, 2003 will be paid on February 18, 2004 to holders of record on February 10, 2004. The ability of the Partnership to declare and pay the MQD on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve and the cost of propane.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $23.3 million at December 31, 2003 compared to $45.9 million at September 30, 2003. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the three months ended December 31, 2003 are not necessarily indicative of cash flows to be expected for a full year. The Partnership uses its Revolving Credit Facility to satisfy its seasonal cash flow needs. Cash flow provided by operating activities was $14.7 million during the 2003 three-month period compared to cash used of $8.6 million in the prior-year three-month period. Cash flow from operating activities before changes in working capital was $66.4 million in the 2003 three-month period compared to $62.1 million in the prior-year three-month period reflecting the improved 2003 three-month period operating results. Cash required to fund changes in operating working capital during the 2003 three-month period totaled $51.7 million, a decrease from the $70.7 million required in the prior-year three-month period, principally reflecting the effects of lower volumes sold due to warmer weather partially offset by higher propane commodity costs.

INVESTING ACTIVITIES. We spent $14.3 million for property, plant and equipment (including maintenance capital expenditures of $6.1 million and growth capital expenditures of $8.2 million) during the three months ended December 31, 2003 compared to $15.6 million (including maintenance capital expenditures of $5.7 million and growth capital expenditures of $9.9 million) during the prior-year three-month period. The decrease is due in large part to lower PPX(R) capital expenditures associated with purchases of cylinders and overfill protection devices ("OPDs"). During the three months ended December 31, 2003, the Partnership acquired Horizon Propane and two smaller propane distribution businesses for $32.0 million.

FINANCING ACTIVITIES. Cash flow provided by financing activities was $5.5 million in the 2003 three-month period and $87.4 million in the prior-year period. Financing activity is primarily the

                             AMERIGAS PARTNERS, L.P.

result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, distributions on limited partner units and proceeds from issuances of common units.

In December 2002, AmeriGas Partners received $89.1 million of net proceeds from the issuance of $88 million face amount of 8.875% Senior Notes due 2011. On January 6, 2003, the net proceeds were used to repay prior to maturity the remaining $85 million face amount of 10.125% Senior Notes at a redemption price of 102.25%, plus accrued interest.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of a controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The Partnership has not created or obtained any variable interest entities after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 which addresses new effective dates and certain implementation issues. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business provided certain criteria are met. The Partnership is currently in the process of evaluating the impact of FIN 46, as revised, which is not expected to have a material effect on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to

                             AMERIGAS PARTNERS, L.P.

reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable rate debt includes borrowings under AmeriGas OLP's Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2003. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2003. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                       Fair    Change in
                                       Value   Fair Value
                                       -----   ----------
                                     (Millions of dollars)
December 31, 2003:
     Propane commodity price risk     $  11.3   $ (12.6)
     Interest rate risk                   0.5      (2.0)

Because the Partnership's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Partnership believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

         No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Registrant furnished and filed information in Current Reports on Form 8-K during the first quarter of fiscal year 2004 as follows:

                                    ITEM
           DATE                   NUMBER(S)                             CONTENT
      October 1, 2003               2, 7         Acquisition of business of Horizon Propane LLC
 as amended by Form 8-K/A
filed on December 12, 2003                       Combined financial statements of the Integrated Propane
                                                 Business of WHM Emprises, Inc., the predecessor entity of
                                                 Horizon Propane LLC, as of June 30, 2003, and the related
                                                 combined statements of operations and changes in accumulated deficit and cash flows for the year then ended, together with the report of Plante & Moran, PLLC with respect thereto.

                                                 Unaudited pro forma condensed combined financial statements of
                                                 AmeriGas Partners, L.P. and Horizon Propane LLC (formerly, the
                                                 Integrated Propane Business of WHM Emprises, Inc.) as of June
                                                 30, 2003 and for the twelve months ended June 30, 2003.

     November 19, 2003             7, 12         Press release reporting financial results for the fiscal year ended September 30, 2003

Item 12 and the related exhibit in the Current Report dated November 19, 2003 listed above (the "Report") shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to liability under that Section, nor shall the Report be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

----------
* The Exhibit attached to this Form 10-Q shall not be deemed filed for purposes of Section 18 of the Exchange Act.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                               AmeriGas Partners, L.P.
                                         -----------------------------------
                                                    (Registrant)

                                         By:   AmeriGas Propane, Inc.,
                                               as General Partner

Date:  February 13, 2004                 By: /s/  Martha B. Lindsay
                                         ------------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer

                                         By: /s/ Richard R. Eynon
                                         ------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                                              AmeriGas Finance Corp.
                                         ------------------------------------
                                                    (Registrant)

Date:  February 13, 2004                 By: /s/  Martha B. Lindsay
                                         -----------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer

                                         By: /s/ Richard R. Eynon
                                         ------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                                              AmeriGas Eagle Finance Corp.
                                         ------------------------------------
                                                    (Registrant)

Date:  February 13, 2004                 By: /s/  Martha B. Lindsay
                                         -----------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer

                                         By: /s/ Richard R. Eynon
                                         ------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                                               AP Eagle Finance Corp.
                                         -----------------------------------
                                                    (Registrant)

Date:  February 13, 2004                 By: /s/  Martha B. Lindsay
                                         -----------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer

                                         By: /s/ Richard R. Eynon
                                         -----------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.