Form 10-K/A
period 2004-09-30
AMERIGAS PARTNERS LP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2004-12-22
CIK 932628, 1161868, 1161869, 945792

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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


SECURITIES REGISTERED PURSUANT TO SECTION
12(B) OF THE ACT:

             TITLE OF CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
             --------------                           -----------------------------------------
Common Units representing limited partner interests         New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

      The undersigned Registrant hereby amends Item 11, Part III, of its Annual Report on Form 10-K for the fiscal year ended September 30, 2004 to provide the correct fiscal year 2004 annual bonus for Mr. Bissell in the Summary Compensation Table on page 35.

PART III:


ITEM  11. EXECUTIVE COMPENSATION

      The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                                                        SUMMARY COMPENSATION TABLE
                       ---------------------------------------------------------------------------------------------
                                       ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                ---------------------------------  ---------------------------------
                                                                              AWARDS         PAYOUTS
                                                                   -----------------------   -------
                                                         OTHER                  SECURITIES
                                                         ANNUAL    RESTRICTED   UNDERLYING               ALL OTHER
 NAME AND PRINCIPAL    FISCAL                           COMPEN-    UNIT/STOCK    OPTIONS/     LTIP      COMPENSATION
       POSITION         YEAR     SALARY    BONUS (1)   SATION (2)  AWARDS (3)      SARS      PAYOUTS         (4)
-------------------    ------   --------   ----------  ----------  -----------  ----------   -------    ------------
Eugene V. N.            2004    $383,458   $  480,602  $    3,052  $   420,150      52,000      $0      $     86,079
Bissell, President      2003    $372,080   $  245,281  $    2,520  $   238,500      52,500      $0      $     60,277
and Chief Executive                                                $   238,500
Officer                 2002    $352,656   $  109,941  $      585  $   190,145      35,000      $0      $     42,717

Lon R. Greenberg,       2004    $801,788   $1,179,856  $   13,649  $ 1,186,500     180,000      $0      $     42,250
Chairman (5)            2003    $757,008   $1,075,981  $   12,824  $   972,140     180,000      $0      $     28,757
                        2002    $705,015   $  521,092  $   15,342  $   785,200     120,000      $0      $     28,033
                                                                   $   785,200
                                                                   $   785,200

William D. Katz,        2004    $202,023   $  150,500  $    7,605  $    64,423      12,000      $0      $     25,252
Vice President -        2003    $194,038   $   68,211  $    1,350  $    47,700      12,000      $0      $     26,288
Human Resources                                                    $    47,700
                        2002    $184,860   $   32,915  $    5,061  $    38,029       8,000      $0      $     18,008

Robert H. Knauss,       2004    $221,960   $  181,010  $    1,913  $   101,700      19,000      $0      $      4,994
Vice President and      2003    $202,143   $   71,032  $    1,838  $    47,700      12,000      $0      $     27,346
General Counsel (5)                                                $    47,700
                        2002    $196,172   $   34,935  $    1,612  $    38,029       8,000      $0      $     19,117

Martha B. Lindsay,      2004    $200,758   $  140,631  $    3,944  $    64,423      12,000      $0      $     24,139
Vice President -        2003    $196,698   $   69,129  $    1,200  $    47,700      12,000      $0      $     26,774
Finance and Chief                                                  $    47,700
Officer                 2002    $190,060   $   33,840  $    1,908  $    38,029       8,000      $0      $     18,577

(1) Messrs. Greenberg and Knauss participate in the UGI Annual Bonus Plan. All other Named Executives participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for the fiscal year 2004 ranged from 0 to 150% of base salary for Mr. Bissell, 0 to 196% of base salary for Mr. Greenberg, 0 to 80% of base salary for Mr. Katz, 0 to 104% of base salary for Mr. Knauss, and 0 to 90% of base salary for Ms. Lindsay.

(2)   Amounts represent tax payment reimbursements for certain benefits.

(3) Effective January 1, 2004, the Board of Directors of AmeriGas Propane, Inc. approved phantom performance-contingent restricted Common Unit awards ("Restricted Units") to the Named Executives, other than Messrs. Greenberg and Knauss, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Each Restricted Unit represents the right to receive a Common Unit of AmeriGas Partners or an amount based on the value of a Common Unit, if specified performance goals and other conditions are met. Distribution equivalents will accumulate on the Restricted Units awarded. These distribution equivalents may be leveraged based on performance described below. The award has a performance measurement period of January 1, 2004 through December 31, 2006. If the recipient ceases to be employed by the General Partner before December 31, 2006, other than by reason of retirement, disability or death, all awards of Restricted Units and distribution equivalents will be forfeited. The performance requirement is that the Partnership's total unitholder return ("TR") during the relevant measurement period equals the median TR of a peer group of publicly traded limited partnerships. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Partnership's TR percentile rank relative to that of the partnerships in the peer group. The maximum payout potential is 200% of the original award. At the discretion of the General Partner, Restricted Unit awards may be paid out in Common Units, in cash, or in a combination of Units and cash.

      Effective January 1, 2003, the Board of Directors of AmeriGas Propane, Inc. approved three Restricted Units awards to the Named Executives, other than Mr. Greenberg, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Distribution equivalents will accumulate on the Restricted Units awarded. These distribution equivalents may be leveraged based on performance described below. Each award has a separate performance measurement period as follows: January 1, 2003 through December 31, 2003; January 1, 2003 through December 31, 2004; and January 1, 2003 through December 31, 2005. The performance period for all three awards will end on December 31, 2005. The performance requirement for the first performance measurement period of January 1, 2003 through December 31, 2003 was not met and therefore that award was forfeited. If the recipient ceases to be employed by the General Partner before December 31, 2005, other than by reason of retirement, disability or death, all awards of Restricted Units and distribution equivalents will be forfeited. The performance requirement is that the Partnership's total unitholder return ("TR") during the relevant measurement period equals the median TR of a peer group of publicly traded limited partnerships. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Partnership's TR percentile rank relative to that of the partnerships in the peer group. The maximum payout potential is 200% of the original award. At the discretion of the General Partner, Restricted Unit awards may be paid out in Common Units, in cash, or in a combination of Units and cash.

      Effective January 1, 2002, the Board of Directors of AmeriGas Propane, Inc. approved Restricted Unit awards to the Named Executives, other than Mr. Greenberg, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Distribution equivalents will accumulate on the Restricted Units awarded. The performance requirement was evidence of AmeriGas' meaningful progress toward the achievement of its strategic objectives during 2002, including the Partnership's acquisition integration, productivity improvement, internal growth and cash generation goals. The Restricted Units reported for fiscal year 2002 are equal to 85% of the original award based on achievement of goals at that level.

      Effective January 1, 2004, the Board of Directors of UGI approved phantom performance-contingent unit awards ("Performance Units") to Messrs. Greenberg and Knauss under the UGI Corporation 2004 Omnibus Equity Compensation Plan. Each Performance Unit represents the right to receive a share of UGI Common Stock ("Stock") or an amount based on the value of a share of Stock, if specified performance goals and other conditions are met. The Performance Unit awards have a performance measurement period of January 1, 2004 through December 31, 2006. Dividend equivalents will accumulate on the Performance Units. These dividend equivalents will also be leveraged based on UGI's total shareholder return ("TSR") performance as described below and distributed when the performance period on the Performance Units ends on December 31, 2006. If the recipient ceases to be employed by the Company before December 31, 2006, other than by reason of retirement, death or disability, awards of Performance Units and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Performance Units will be the target number of shares originally awarded. All leverage on Performance Unit awards will be paid in cash.

      Effective January 1, 2003, the Board of Directors of UGI approved phantom performance-contingent restricted stock awards ("Restricted Shares") to Mr. Greenberg under the UGI Corporation 2000 Stock Incentive Plan. Each Restricted Share represents the right to receive a share of Stock or an amount based on the value of a share of Stock, if specified performance goals and other conditions are met. Dividend equivalents will accumulate on the Restricted Shares. These dividend equivalents will also be leveraged based on UGI's total shareholder return ("TSR") performance as described below and distributed when the performance period on the Restricted Shares ends on December 31, 2005. If the recipient ceases to be employed by the Company before December 31, 2005, other than by reason of retirement, death or disability, awards of Restricted Shares and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Restricted Shares will be the target number of shares originally awarded. All leverage on Restricted Share awards will be paid in cash.

      Effective January 1, 2002, the Board of Directors of UGI approved three Restricted Share awards to Mr. Greenberg under the UGI Corporation 2000 Stock Incentive Plan. Dividend equivalents will accumulate on the Restricted Shares awarded. These dividend equivalents will also be leveraged based on UGI's TSR performance and distributed when the performance period on the Restricted Shares ends on December 31, 2004. Each award has a separate performance measurement period as follows: January 1, 2002 through December 31, 2002; January 1, 2002 through December 31, 2003; and January 1, 2002 through December 31, 2004. The performance period for all three awards will end on December 31, 2004. If the recipient ceases to be employed by the Company before December 31, 2004, other than by reason of retirement, disability or death, awards of Restricted Shares and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the relevant performance measurement period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Restricted Shares will be the target number of shares originally awarded. All leverage on Restricted Share awards will be paid in cash.

      The dollar values shown in the Restricted Unit/Stock Awards column of the table above for all years represent the aggregate value of each award on the date of grant, determined by multiplying the number of Restricted Units awarded by the closing price of a Common Unit of AmeriGas Partners, or in the case of Messrs. Greenberg and Knauss, the number of Restricted Shares and Performance Units awarded by the closing price of UGI Common Stock, on the New York Stock Exchange on the effective dates of the respective grants.

      Based on the closing unit price of AmeriGas Partners, L.P. Common Units on the New York Stock Exchange on September 30, 2004, Mr. Bissell's 43,500 Restricted Units had a market value of $1,284,555; Mr. Knauss' 5,700 Restricted Units had a market value of $168,321; Mr. Katz's 8,000 Restricted Units had a market value of $236,240; and Ms. Lindsay's 8,000 Restricted Units had a market value of $236,240. Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 2004, Mr. Greenberg's 191,000 Restricted Shares and Performance Units had a market value of $7,116,660; and Mr. Knauss' 3,000 Performance Units had a market value of $111,780.

(4) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee 401(k) Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee 401(k) Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Supplemental Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan"). During fiscal years 2004, 2003 and 2002, the following contributions were made to the Named Executives:
      (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $9,673, $8,541 and $4,957; Mr. Katz, $9,952, $10,064 and $4,730; and Ms. Lindsay,
      $10,154, $10,192 and $4,687; (ii) under the UGI Employee Savings Plan: Mr. Greenberg, $4,500, $4,500 and $3,825; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $37,750, $24,257 and $24,208; (iv) under the AmeriGas Executive Retirement Plan: Mr. Bissell, $76,406, $51,736 and $37,760; Mr. Katz, $25,252, $16,224 and $13,278; and Ms. Lindsay, $24,139,
      $16,582 and $13,890. Mr. Knauss became an employee of UGI Corporation on October 1, 2003. During fiscal years 2003 and 2002, the following contributions were made to Mr. Knauss: (i) under the AmeriGas Employee Savings Plan: $10,029 and $4,506; and (ii) under the AmeriGas Executive Retirement Plan: $17,317 and $14,611. During fiscal year 2004, the following contributions were made to Mr. Knauss (i) under the UGI Employee Savings Plan: $4,500; and (ii) under the UGI Executive Retirement Plan:
      $494.

(5) Compensation reported for Mr. Greenberg is attributable to his position of Chairman, President and Chief Executive Officer of UGI Corporation. Compensation reported for Mr. Knauss in 2004 is attributable to his position of Vice President and General Counsel of UGI Corporation. Compensation for these individuals is also reported in the UGI Proxy Statement for the 2005 Annual Meeting of Shareholders and is not additive. The General Partner does not compensate Mr. Greenberg or Mr. Knauss.

OPTION EXERCISES IN LAST FISCAL YEAR

The following table shows information on UGI stock option exercises in the last fiscal year for each of the Named Executives.

                                      UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                                             AND FISCAL YEAR-END OPTION VALUES
                                             ---------------------------------
                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                                   OPTIONS AT                   IN-THE-MONEY OPTIONS
                                                              FISCAL YEAR END (#)              AT FISCAL YEAR END (2)
                                                         -----------------------------     -----------------------------
                             SHARES
                            ACQUIRED
                               ON
                            EXERCISE        VALUE
          NAME                 (#)       REALIZED (1)    EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------------        --------     ------------    -----------     -------------     -----------     -------------
Eugene V. N. Bissell          58,875     $    611,987              0           104,500     $         0     $     890,680
Lon R. Greenberg             200,000     $  3,823,983        580,000           360,000     $12,165,625     $   3,059,400
William D. Katz               21,000     $    276,011              0            24,000     $         0     $     203,960
Robert H. Knauss                   0     $          0         12,000            31,000     $   183,400     $     226,990
Martha B. Lindsay             10,000     $    189,180         24,500            24,000     $   477,275     $     203,960

(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of UGI's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2) The closing price of UGI's Common Stock as reported on the New York Stock Exchange Composite tape on September 30, 2004 was $37.26 and is used in calculating the value of unexercised options.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table shows information on grants of UGI stock options during fiscal year 2004 to each of the Named Executives.

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                          ---------------------------------
                                                                                                       GRANT DATE
                                       INDIVIDUAL GRANTS                                                 VALUE
                                       -----------------                                               ----------
                            NUMBER OF
                            SECURITIES       % OF TOTAL
                            UNDERLYING     OPTIONS GRANTED                                             GRANT DATE
                             OPTIONS       TO EMPLOYEES IN       EXERCISE                               PRESENT
          NAME               GRANTED       FISCAL YEAR (1)    OR BASE PRICE   EXPIRATION DATE          VALUE (2)
--------------------        ----------     ---------------    -------------   ---------------          ---------
Eugene V. N. Bissell            52,000           7.25%           $33.97          12/31/2013            $  219,960

Lon R. Greenberg               180,000          25.09%           $33.97          12/31/2013            $  761,400

William D. Katz                 12,000           1.67%           $33.97          12/31/2013            $   50,760

Robert H. Knauss                19,000           2.65%           $33.97          12/31/2013            $   80,370

Martha B. Lindsay               12,000           1.67%           $33.97          12/31/2013            $   50,760

(1) A total of 717,500 options were granted to employees and executive officers of UGI and its subsidiaries, including the General Partner, during fiscal year 2004 under the UGI 2004 Omnibus Equity Compensation Plan. Under the Plan, the option exercise price is not less than 100% of the fair market value of UGI's

      Common Stock on the effective date of the grant. The options shown above become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by UGI or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

-  Three years of closing monthly stock price and dividend
   observations were used to calculate the stock volatility
   and dividend yield assumptions.
-  Stock volatility                                                    18.36%
-  Stock's dividend yield                                               4.96%
-  Length of option term                                             10 years
-  Annualized risk-free interest rate                                   4.58%
-  Discount of risk of forfeiture                                 3% per year

      All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of the end of the Partnership's 2004 fiscal year with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

                                                                                                     (c)
                                                                                             NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE
                                       (a)                                                  FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES TO BE             (b)                        UNDER EQUITY
                                 ISSUED UPON EXERCISE       WEIGHTED AVERAGE EXERCISE         COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
       PLAN CATEGORY             WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
       -------------          --------------------------   ----------------------------    ------------------------
Equity compensation plans
approved by security
holders (1)                            142,786                          0                          514,300

Equity compensation plans
not approved by security
holders                                      0                          0                                0
                                       -------                        ---                          -------
TOTAL                                  142,786                          0                          514,300
                                       =======                        ===                          =======

(1) The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees, were approved pursuant to Section 6.4 of the Partnership Agreement.

RETIREMENT BENEFITS

      The following Pension Plan Benefits Table shows the annual benefits payable upon retirement to Messrs. Greenberg and Knauss under the Retirement Income Plan for Employees of UGI Utilities, Inc. (the "Retirement Plan") and the UGI Corporation Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2004 at age 65, and that the aggregate benefits are not subject to statutory maximums. Messrs. Greenberg and Knauss had, respectively, 24 years and 18 years of credited service under these Plans at September 30, 2004. Messrs. Bissell and Katz have vested annual retirement benefits of approximately $3,300 and $2,800, respectively, based on prior credited service with UGI and its subsidiaries. Neither Mr. Bissell nor Mr. Katz currently participate in the Retirement Plan.

                                               PENSION PLAN BENEFITS TABLE
                                               ---------------------------

                                ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (2)
                                --------------------------------------------------------

  FINAL 5-YEAR
 AVERAGE ANNUAL         5           10        15          20          25           30            35              40
  EARNINGS (1)        YEARS       YEARS      YEARS       YEARS       YEARS        YEARS         YEARS           YEARS
---------------     --------    --------   --------    --------   ----------   ----------     ----------    -------------
$       200,000     $ 19,000    $ 38,000   $ 57,000    $ 76,000   $   95,000   $  114,000     $  133,000    $  136,800 (3)

$       400,000     $ 38,000    $ 76,000   $114,000    $152,000   $  190,000   $  228,000     $  266,000    $  273,600 (3)

$       600,000     $ 57,000    $114,000   $171,000    $228,000   $  285,000   $  342,000     $  399,000    $  410,400 (3)

$       800,000     $ 76,000    $152,000   $228,000    $304,000   $  380,000   $  456,000     $  532,000    $  547,200 (3)

$     1,000,000     $ 95,000    $190,000   $285,000    $380,000   $  475,000   $  570,000     $  665,000    $  684,000 (3)

$     1,200,000     $114,000    $228,000   $342,000    $456,000   $  570,000   $  684,000     $  798,000    $  820,800 (3)

$     1,400,000     $133,000    $266,000   $399,000    $532,000   $  665,000   $  798,000     $  931,000    $  957,600 (3)

$     1,600,000     $152,000    $304,000   $456,000    $608,000   $  760,000   $  912,000     $1,064,000    $1,094,400 (3)

$     1,800,000     $171,000    $342,000   $513,000    $684,000   $  855,000   $1,026,000     $1,197,000    $1,231,200 (3)

$     2,000,000     $190,000    $380,000   $570,000    $760,000   $  950,000   $1,140,000     $1,330,000    $1,368,000 (3)

$     2,200,000     $209,000    $418,000   $627,000    $836,000   $1,045,000   $1,254,000     $1,463,000    $1,504,800 (3)

(1) Consists of (i) base salary, commissions and cash payments under the Annual Bonus Plan, and (ii) deferrals thereof permitted under the Code.

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

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

      Named Executives Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of UGI, including Messrs. Greenberg and Knauss, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

      The UGI Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 3 months to 15 months (30 months in the case of Mr. Greenberg), depending on length of service. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. Certain employee benefits are continued under the Plan for a period of up to 15 months (30 months in the case of Mr. Greenberg). UGI has the option to pay a participant the cash equivalent of those employee benefits. All payments under the Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

      In order to receive benefits under the UGI Severance Plan, a senior executive is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries. The senior executive is also required to ratify post-employment activities agreements and to cooperate in attending to matters pending at the time of his or her termination of employment.

      Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the "AmeriGas Severance Plan") assists certain senior level employees of the General Partner including Messrs. Bissell and Katz and Ms. Lindsay in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

      The AmeriGas Severance Plan provides for cash payments equal to a participant's compensation for three months (6 months in the case of the Chief Executive Officer). In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. Minimum separation pay ranges from six to twelve months' base salary, depending on the executive's employment grade. Certain employee benefits are continued under the Plan for a period not exceeding 15 months (18 months in the case of the Chief Executive Officer). This period is called the "Employee Benefit Period." The General Partner has the option to pay a participant the cash equivalent of those employee benefits. All payments under the Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

      In order to receive benefits under the AmeriGas Severance Plan, a senior executive is required to execute a release which discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. The senior executive is also required to ratify post-employment activities agreements and to cooperate in attending to matters pending at the time of his or her termination of employment.

CHANGE OF CONTROL ARRANGEMENTS

      Named Executives Employed By UGI Corporation. Messrs. Greenberg and Knauss each have an agreement with UGI Corporation which provides certain benefits in the event of a change of control. The agreements operate independently of the UGI Severance Plan and are automatically extended in one-year increments unless, prior to a change of control, UGI terminates an agreement. In the absence of a change of control, each agreement will terminate when, for any reason, the executive terminates his or her employment with UGI or its subsidiaries.

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

      An executive who is terminated with rights to severance compensation under an agreement will be entitled to receive an amount equal to 1.0 (2.5 in the case of Mr. Greenberg) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code the executive will also receive an amount to satisfy the executive's additional tax burden.

      Named Executives Employed by the General Partner. Messrs. Bissell and Katz, and Ms. Lindsay each have an agreement with the General Partner which provides certain benefits in the event of a change of control. The agreements operate independently of the AmeriGas Severance Plan, and are automatically renewed annually for one-year terms unless, prior to a change of control, the General Partner terminates an agreement. In the absence of a change of control, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner or any of its subsidiaries.

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

      The agreements provide for payment of severance benefits if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain situations, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of the General Partner to comply with any of the terms of the agreement; or a substantial relocation or excessive travel requirements.

      An executive who is terminated with rights to severance compensation under a change of control agreement will receive an amount equal to 1.0 (1.5 in the case of Mr. Bissell) times his or her average total cash remuneration for the preceding five calendar years. If the severance compensation payable either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, the executive will also receive an amount to satisfy the executive's additional tax burden.

BOARD OF DIRECTORS

      Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. Effective October 1, 2003, the General Partner paid non-management directors an annual retainer of $40,000. The annual retainer for members of the Audit Committee is $50,000 and the annual retainer for the Chairman of the Audit Committee is $55,000. The Directors are also offered employee rates on propane purchases. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.

COMPENSATION/PENSION COMMITTEE

      The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and William J. Marrazzo.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERIGAS PARTNERS, L.P.

Date: December 22, 2004                 By:  AmeriGas Propane, Inc.
                                             its General Partner

                                        By:  Margaret M. Calabrese
                                             ----------------------------------
                                             Margaret M. Calabrese
                                             Assistant Secretary


                                        AMERIGAS FINANCE CORP.

                                        By:  Margaret M. Calabrese
                                             ----------------------------------
                                             Margaret M. Calabrese
                                             Assistant Secretary


                                        AMERIGAS EAGLE FINANCE CORP.

                                        By:  Margaret M. Calabrese
                                             ----------------------------------
                                             Margaret M. Calabrese
                                             Assistant Secretary


                                        AP EAGLE FINANCE CORP.

                                        By:  Margaret M. Calabrese
                                             ----------------------------------
                                             Margaret M. Calabrese
                                             Assistant Secretary

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

31.1(a)        Certification by the Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act

31.2(a) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act