Form 10-Q
period 2004-12-31
AMERIGAS PARTNERS LP; AMERIGAS FINANCE CORP; AP EAGLE FINANCE CORP; AMERIGAS EAGLE FINANCE CORP
filed 2005-02-09
CIK 932628, 945792, 1161868, 1161869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      At January 31, 2005, the registrants had units and shares of common stock outstanding as follows:

           AmeriGas Partners, L.P. -                 54,492,605 Common Units
           AmeriGas Finance Corp. -                  100 shares
           AmeriGas Eagle Finance Corp. -            100 shares
           AP Eagle Finance Corp. -                  100 shares

                             AMERIGAS PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                                  PAGES
                                                                                  -----
PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

          AmeriGas Partners, L.P.

            Condensed Consolidated Balance Sheets as of December 31, 2004,
              September 30, 2004 and December 31, 2003                                 1

            Condensed Consolidated Statements of Operations for the three
              months ended December 31, 2004 and 2003                                  2

            Condensed Consolidated Statements of Cash Flows for the
              three months ended December 31, 2004 and 2003                            3

            Condensed Consolidated Statement of Partners' Capital for the
              three months ended December 31, 2004                                     4

            Notes to Condensed Consolidated Financial Statements                  5 - 12

          AmeriGas Finance Corp.

            Balance Sheets as of December 31, 2004 and September 30, 2004             13

            Note to Balance Sheets                                                    14

          AmeriGas Eagle Finance Corp.

            Balance Sheets as of December 31, 2004 and September 30, 2004             15

            Note to Balance Sheets                                                    16

          AP Eagle Finance Corp.

            Balance Sheets as of December 31, 2004 and September 30, 2004             17

            Note to Balance Sheets                                                    18

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 19 - 24

  Item 3. Quantitative and Qualitative Disclosures About Market Risk              24 - 25

  Item 4. Controls and Procedures                                                     26

PART II OTHER INFORMATION

  Item 6. Exhibits                                                                    26

  Signatures                                                                      27 - 28

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                         December 31,   September 30,  December 31,
                                                                             2004           2004           2003
                                                                         ------------   -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $    7,218     $   40,583     $   23,293
   Accounts receivable (less allowances for doubtful accounts
      of $13,285, $11,964 and $9,864, respectively)                          234,016        141,709        187,600
   Accounts receivable - related parties                                       2,935          5,137          3,661
   Inventories                                                               104,253         84,753         85,797
   Prepaid expenses and other current assets                                  10,428         25,934         26,704
                                                                          ----------     ----------     ----------
      Total current assets                                                   358,850        298,116        327,055

Property, plant and equipment (less accumulated depreciation and
   amortization of $535,322, $520,447 and $489,223, respectively)            594,805        592,353        611,078
Goodwill and excess reorganization value                                     618,048        609,058        604,771
Intangible assets (less accumulated amortization of $17,324,
   $16,158 and $13,022, respectively)                                         31,395         28,612         29,183
Other assets                                                                  17,997         22,088         21,702
                                                                          ----------     ----------     ----------
      Total assets                                                        $1,621,095     $1,550,227     $1,593,789
                                                                          ==========     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current maturities of long-term debt                                   $   60,420     $   60,068     $   58,937
   Bank loans                                                                 30,000              -         36,000
   Accounts payable - trade                                                  184,888        112,315        147,837
   Accounts payable - related parties                                          1,432          1,309          1,541
   Customer deposits and advances                                             64,537         78,907         55,518
   Employee compensation and benefits accrued                                 21,053         30,023         26,198
   Interest accrued                                                           16,634         30,675         17,339
   Other current liabilities                                                  55,127         39,173         39,262
                                                                          ----------     ----------     ----------
      Total current liabilities                                              434,091        352,470        382,632

Long-term debt                                                               840,812        841,283        867,097
Other noncurrent liabilities                                                  61,578         59,687         54,547

Commitments and contingencies (note 6)

Minority interests                                                             7,574          7,749          7,261

Partners' capital                                                            277,040        289,038        282,252
                                                                          ----------     ----------     ----------
      Total liabilities and partners' capital                             $1,621,095     $1,550,227     $1,593,789
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

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                              Three Months Ended
                                                                 December 31,
                                                           ------------------------
                                                              2004          2003
                                                           ---------      ---------
Revenues:
   Propane                                                 $ 517,451      $ 423,261
   Other                                                      38,765         36,937
                                                           ---------      ---------
                                                             556,216        460,198
                                                           ---------      ---------
Costs and expenses:
   Cost of sales - propane                                   335,309        239,122
   Cost of sales - other                                      15,835         15,381
   Operating and administrative expenses                     130,619        123,763
   Depreciation and amortization                              19,318         19,655
   Other income, net                                         (12,549)        (3,282)
                                                           ---------      ---------
                                                             488,532        394,639
                                                           ---------      ---------
Operating income                                              67,684         65,559
Interest expense                                             (20,503)       (21,135)
                                                           ---------      ---------
Income before income taxes and minority interests             47,181         44,424
Income tax expense                                            (2,315)          (707)
Minority interests                                              (575)          (568)
                                                           ---------      ---------
Net income                                                 $  44,291      $  43,149
                                                           =========      =========
General partner's interest in net income                   $   2,493      $   2,538
                                                           =========      =========
Limited partners' interest in net income                   $  41,798      $  40,611
                                                           =========      =========
Net income per limited partner unit:
   Basic                                                   $    0.77      $    0.78
                                                           =========      =========
   Diluted                                                 $    0.77      $    0.77
                                                           =========      =========
Average limited partner units outstanding (thousands):
   Basic                                                      54,477         52,348
                                                           =========      =========
   Diluted                                                    54,552         52,442
                                                           =========      =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                           Three Months Ended
                                                               December 31,
                                                          ----------------------
                                                            2004          2003
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 44,291      $ 43,149
   Adjustments to reconcile net income to net
     cash (used) provided by operating activities:
        Depreciation and amortization                       19,318        19,655
        Gain on sale of Atlantic Energy                     (9,135)            -
        Other, net                                             432         3,572
        Net change in:
          Accounts receivable                              (93,081)      (74,768)
          Inventories                                      (19,302)      (12,356)
          Accounts payable                                  72,925        60,944
          Other current assets and liabilities             (27,570)      (25,500)
                                                          --------      --------
     Net cash (used) provided by operating activities      (12,122)       14,696
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment          (21,136)      (14,277)
   Proceeds from disposals of assets                         6,096         3,494
   Net proceeds from sale of Atlantic Energy                11,504             -
   Acquisitions of businesses, net of cash acquired        (15,642)      (32,033)
                                                          --------      --------
     Net cash used by investing activities                 (19,178)      (42,816)
                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                           (30,265)      (29,082)
   Minority interest activity                                 (485)         (460)
   Increase in bank loans                                   30,000        36,000
   Repayment of long-term debt                              (1,315)         (917)
                                                          --------      --------
     Net cash (used) provided by financing activities       (2,065)        5,541
                                                          --------      --------

Cash and cash equivalents decrease                        $(33,365)     $(22,579)
                                                          ========      ========

CASH AND CASH EQUIVALENTS:
   End of period                                          $  7,218      $ 23,293
   Beginning of period                                      40,583        45,872
                                                          --------      --------
     Decrease                                             $(33,365)     $(22,579)
                                                          ========      ========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                                              Accumulated
                                            Number of                                            other            Total
                                             Common                            General       comprehensive      partners'
                                              Units           Common           partner       income (loss)       capital
                                           ------------     ------------     ------------    -------------     ------------
BALANCE SEPTEMBER 30, 2004                  54,473,272      $   276,887      $     2,783      $     9,368      $   289,038

  Net income                                                     41,798            2,493                            44,291

  Net losses on derivative instruments                                                            (24,988)         (24,988)

  Reclassification of net gains
    on derivative instruments                                                                      (1,154)          (1,154)
                                                            -----------      -----------      -----------      -----------
  Comprehensive income                                           41,798            2,493          (26,142)          18,149

  Distributions                                                 (29,962)            (303)                          (30,265)

  Common Units issued in
    connection with incentive
    compensation  plan                           4,000              118                                                118
                                            ----------      -----------      -----------      -----------      -----------
BALANCE DECEMBER 31, 2004                   54,477,272      $   288,841      $     4,973      $   (16,774)     $   277,040
                                            ==========      ===========      ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership's 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy") was accounted for by the equity method (see Note
      3). Atlantic Energy's principal asset is a propane storage terminal located in Chesapeake, Virginia.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2004 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2004 ("2004 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      NET INCOME PER UNIT. Net income per unit is computed by dividing net income, after deducting the General Partner's interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding.

      Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically impact our first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year. The dilutive effect of EITF 03-6 on net income per limited partner unit was $(0.03) and $(0.04) for the three months ended December 31, 2004 and 2003, respectively. Prior-period basic and diluted income per limited partner unit amounts have been recalculated in accordance with EITF 03-6.

      Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under AmeriGas Propane, Inc. incentive compensation plans.

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2004 and 2003:

                                        Three Months Ended
                                           December 31,
                                      ----------------------
                                        2004          2003
                                      ---------     --------
Net income                            $ 44,291      $ 43,149
Other comprehensive (loss) income      (26,142)       14,136
                                      --------      --------
Comprehensive income                  $ 18,149      $ 57,285
                                      --------      --------

      Other comprehensive (loss) income is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

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

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      We use the intrinsic value method prescribed by APB 25 for our unit-based employee compensation plans. We recorded a unit-based compensation benefit of $495 and $180 during the three months ended December 31, 2004 and 2003, respectively, as a result of forfeitures of restricted units. If we had determined unit-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted income per limited partner unit for the three months ended December 31, 2004 and 2003 would have been as follows:

                                                  Three Months Ended
                                                     December 31,
                                              ---------------------------
                                                 2004            2003
                                              -----------     -----------
Net income as reported                        $   44,291      $   43,149
Deduct:  Unit-based employee compensation
         benefit included in reported
         net income                                 (495)           (180)
Add: Total stock and unit-based
         employee compensation benefit
         determined under the fair
         value method for all awards                 350              82
                                              ----------      ----------
Pro forma net income                          $   44,146      $   43,051
                                              ----------      ----------
Basic income per limited partner unit:
         As reported                          $     0.77      $     0.78
         Pro forma                            $     0.77      $     0.77
Diluted income per limited partner unit:
         As reported                          $     0.77      $     0.77
         Pro forma                            $     0.76      $     0.77

      RECLASSIFICATIONS. We have reclassified certain prior year balances to conform to the current period presentation.

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

2.    ACQUISITIONS

      During the three months ended December 31, 2004, AmeriGas OLP acquired three retail propane distribution businesses for total cash consideration of $15,642. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The pro forma effect of these transactions was not material to the Partnership's results of operations.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

3.    SALE OF OWNERSHIP INTEREST IN ATLANTIC ENERGY, INC.

      In November 2004, the Partnership sold its 50% ownership interest in Atlantic Energy consisting of 3,500 shares of common stock ("Shares") pursuant to a Stock Purchase Agreement ("Agreement") by and between AmerE Holdings, Inc. ("AmerE"), an indirect wholly owned subsidiary of AmeriGas OLP, and UGI Asset Management, Inc., an indirect wholly owned subsidiary of UGI Corporation ("UGI"). UGI Asset Management, Inc. purchased AmerE's Shares for $11,504 in cash, which is net of post-closing adjustments, as defined in the Agreement. The Partnership recognized a pre-tax gain on the sale totaling $9,135 ($7,107 net of tax), which amount is included in "Other income, net" in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2004.

4.    INTANGIBLE ASSETS

      The Partnership's intangible assets comprise the following:

                                    December 31,  September 30,
                                       2004           2004
                                    ------------  -------------
Subject to amortization:
     Customer relationships and
          noncompete agreements      $  48,719      $  44,770
     Accumulated amortization          (17,324)       (16,158)
                                     ---------      ---------
                                     $  31,395      $  28,612
                                     ---------      ---------

Not subject to amortization:
     Goodwill                        $ 524,728      $ 515,738
     Excess reorganization value        93,320         93,320
                                     ---------      ---------
                                     $ 618,048      $ 609,058
                                     ---------      ---------

      The increases in intangible assets during the three months ended December 31, 2004 resulted from Partnership business acquisitions. Amortization expense of intangible assets was $1,166 and $1,088 for the three months ended December 31, 2004 and 2003, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2005 - $4,525; Fiscal 2006 - $4,160; Fiscal 2007 -
      $3,522; Fiscal 2008 - $3,246; Fiscal 2009 - $2,924.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

5.    RELATED PARTY TRANSACTIONS

      Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $78,694 and $78,208 during the three months ended December 31, 2004 and 2003, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

      UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $3,234 and $3,162 during the three months ended December 31, 2004 and 2003, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $997 and $367 during the three months ended December 31, 2004 and 2003, respectively.

      Subsequent to the acquisition of Columbia Propane and prior to the sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2,420 and $6,253 during the three months ended December 31, 2004 and 2003, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three months ended December 31, 2004 and 2003 totaled $8,506 and $7,680, respectively.

      In November 2004, in conjunction with the sale of our 50% ownership interest in Atlantic Energy, UGI Asset Management, Inc. and AmeriGas OLP entered into a Product Sales Agreement whereby UGI Asset Management, Inc. has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at the Atlantic Energy terminal in Chesapeake, Virginia. The Product Sales Agreement will take effect on April 1, 2005 and continue for a primary term of five years with an option to extend the agreement for up to an additional five years. The price to be paid for product purchased under the agreement will be determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the Atlantic Energy terminal.

      Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during the three months ended December 31, 2004 and 2003. In addition, AmeriGas OLP entered into product

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses, or distributed the proceeds of any gains, to Atlantic Energy. Amounts due from Atlantic Energy at December 31, 2004, September 30, 2004 and December 31, 2003 totaled $376, $2,906 and $3,644, respectively. Amounts due from Atlantic Energy are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

6.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $12,000 at December 31, 2004. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, subsequently assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2004, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

      Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. The court recently granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and to amend their complaint to name additional parties consistent with such ruling. In 2003, we settled the individual personal injury and property damage claims of the Swigers. Class counsel has indicated that the class is seeking compensatory damages in excess of $12,000 plus punitive damages, civil penalties and attorneys' fees. We believe we have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

      We also have other contingent liabilities, pending claims and legal action arising in the normal course of our business. We cannot predict with certainty the final results of these and the aforementioned matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although management currently believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amount of future operating results and cash flows.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

7.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for interim periods beginning after June 15, 2005. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Partnership's statements of operations through the end of the requisite service period. The Partnership does not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position as detailed in Note 1.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for interim periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS 153 will have a material effect on its consolidated results of operations or financial position.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                December 31,    September 30,
                                                                    2004            2004
                                                                ------------    -------------
ASSETS

  Cash                                                             $1,000          $1,000
                                                                   ------          ------
    Total assets                                                   $1,000          $1,000
                                                                   ======          ======

STOCKHOLDER'S  EQUITY

  Common stock, without par value; 100 shares authorized,
    issued and outstanding                                         $    -          $    -
  Additional paid-in capital                                        1,000           1,000
                                                                   ------          ------
    Total stockholder's equity                                     $1,000          $1,000
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

As of November 21, 2003, AmeriGas Partners and AmeriGas Finance have an effective unallocated shelf registration statement with the Securities and Exchange Commission under the Securities Act of 1933 under which AmeriGas Partners may issue up to $446,219,000 of debt or equity securities. AmeriGas Finance will be the co-obligor of the debt securities, if any, issued pursuant to the registration statement.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                  December 31,   September 30,
                                                                      2004           2004
                                                                  ------------   -------------
ASSETS

   Cash                                                             $1,000          $1,000
                                                                    ------          ------
           Total assets                                             $1,000          $1,000
                                                                    ======          ======

STOCKHOLDER'S  EQUITY

   Common stock, without par value; 100 shares authorized,
           issued and outstanding                                   $    -          $    -
   Additional paid-in capital                                        1,000           1,000
                                                                    ------          ------
           Total stockholder's equity                               $1,000          $1,000
                                                                    ======          ======

See accompanying note to balance sheets

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

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                December 31,    September 30,
                                                                    2004            2004
                                                                ------------    -------------
ASSETS

  Cash                                                             $1,000          $1,000
                                                                   ------          ------
    Total assets                                                   $1,000          $1,000
                                                                   ======          ======

STOCKHOLDER'S  EQUITY

  Common stock, without par value; 100 shares authorized,
    issued and outstanding                                         $    -          $    -
  Additional paid-in capital                                        1,000           1,000
                                                                   ------          ------
    Total stockholder's equity                                     $1,000          $1,000
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

In April 2004, AmeriGas Partners and AP Eagle Finance jointly and severally issued $28,000,000 face amount of 8.875% Series B Senior Notes due May 2011.

AmeriGas Partners owns all 100 shares of AP Eagle Finance common stock outstanding.

                                      -18

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) large supplier, counterparty or customer defaults; (5) competitive pressures from the same and alternative energy sources; (6) failure to acquire new customers thereby reducing or limiting any increase in revenues; (7) liability for environmental claims; (8) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) inability to make business acquisitions on economically acceptable terms resulting in failure to acquire new customers thereby limiting any increase in revenues; (11) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (12) political, regulatory and economic conditions in the United States and in foreign countries; and (13) interest rate fluctuations and other capital market conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by Federal securities laws.

                             AMERIGAS PARTNERS, L.P.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for the three months ended December 31, 2004 ("2004 three-month period") with the three months ended December 31, 2003 ("2003 three-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

EXECUTIVE OVERVIEW

During the first quarter of Fiscal 2005, the Partnership operated in an environment of sustained elevated propane product costs and significantly warmer than normal weather conditions, factors that adversely affected all companies within the propane industry. Weather was 8.0% warmer than normal and our product costs increased nearly 40% compared to the prior year. Customer conservation driven by higher propane prices negatively affected retail sales volumes. The Partnership's net income of $44.3 million includes an after-tax gain of $7.1 million from the sale of its 50% ownership in Atlantic Energy and increased operating and administrative expenses. Due to the warmer than normal weather, the Partnership has implemented warm weather action plans in an effort to contain its operating and administrative expenses.

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD


                                                                                Increase
Three Months Ended December 31,                     2004        2003           (Decrease)
---------------------------------------------     -------     -------     -------------------
(millions of dollars)
Gallons sold (millions):
     Retail                                         296.8       304.5        (7.7)     (2.5)%
     Wholesale                                       44.4        33.0        11.4      34.5 %
                                                  -------     -------     -------
                                                    341.2       337.5         3.7       1.1 %
                                                  =======     =======     =======
Revenues:
     Retail propane                               $ 475.5     $ 400.1     $  75.4      18.8 %
     Wholesale propane                               42.0        23.2        18.8      81.0 %
     Other                                           38.7        36.9         1.8       4.9 %
                                                  -------     -------     -------
                                                  $ 556.2     $ 460.2     $  96.0      20.9 %
                                                  =======     =======     =======

Total margin (a)                                  $ 205.1     $ 205.7     $  (0.6)     (0.3)%
EBITDA (b)                                        $  86.4     $  84.6     $   1.8       2.1 %
Operating income                                  $  67.7     $  65.6     $   2.1       3.2 %
Net income                                        $  44.3     $  43.1     $   1.2       2.8 %
Heating degree days - % warmer than normal (c)       (8.0)       (7.4)          -         -

(a) Total margin represents total revenues less cost of sales - propane and cost of sales - other.

(b) EBITDA (earnings before interest expense, income taxes, and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or

                             AMERIGAS PARTNERS, L.P.

      financial condition under accounting principles generally accepted in the United States of America ("GAAP"). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with that of other companies within the propane industry. The Partnership's definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year.

      The following table includes reconciliations of net income to EBITDA for the periods presented:

                                                   Three Months Ended
                                                      December 31,
                                              ----------------------------
                                                2004                 2003
                                              -------              -------
Net income                                    $  44.3              $  43.1
Income tax expense                                2.3                  0.7
Interest expense                                 20.5                 21.1
Depreciation                                     17.9                 18.4
Amortization                                      1.4                  1.3
                                              -------              -------
EBITDA                                        $  86.4              $  84.6
                                              =======              =======

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

Based upon national heating degree day data, temperatures were 8.0% warmer than normal during the 2004 three-month period compared to temperatures that were 7.4% warmer than normal in the 2003 three-month period. Retail propane volumes sold decreased 2.5% due to the negative effects of price-induced customer conservation resulting from higher propane selling prices.

Retail propane revenues increased $75.4 million reflecting an $85.5 million increase due to higher average selling prices partially offset by a $10.1 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $18.8 million reflecting (1) a $10.9 million increase due to higher average selling prices and (2) a $7.9 million increase due to the higher volumes sold principally relating to product cost hedging activities. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs. The average wholesale cost per gallon at Mont Belvieu, one of the major propane supply points in the United States, was approximately 47% greater than the average cost per gallon during the 2003 three-month period. Total cost of sales increased $96.6 million primarily reflecting increased propane product costs. Notwithstanding the lower retail volumes sold, total margin was comparable to the 2003 three-month period principally due to slightly higher average retail propane margins per gallon.

The increase in EBITDA during the 2004 three-month period reflects a $9.3 million increase in other income due to a $9.1 million pre-tax gain recognized on the Partnership's sale of its 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy"). The increase in other income was partially offset by a $6.9 million increase in operating and administrative expenses principally resulting from higher (1) vehicle costs associated with increased fuel prices and higher vehicle lease expense, (2) employee compensation costs and (3) general insurance expenses. Operating income increased more than the increase in EBITDA due to slightly lower

                             AMERIGAS PARTNERS, L.P.

depreciation expense. Net income in the 2004 three-month period increased $1.2 million reflecting the after-tax gain on the Partnership's sale of its ownership interest in Atlantic Energy and lower interest expense partially offset by increased operating and administrative expenses.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at December 31, 2004 totaled $901.2 million (including current maturities of $60.4 million) compared to $901.4 million (including current maturities of $60.1 million) at September 30, 2004. The Partnership expects to refinance all or a portion of the $53.8 million of principal on the AmeriGas OLP First Mortgage Notes due in April 2005.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At December 31, 2004, there was $30 million of borrowings outstanding under the Credit Agreement, which are classified as bank loans. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the Fall and Winter heating season months due to the need to fund higher levels of working capital. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $51.0 million at December 31, 2004.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue issuing securities in the future. It has issued debt securities and Common Units in underwritten public offerings in each of the last three fiscal years. Most recently, it issued debt securities in April 2004 and Common Units in May 2004, both in underwritten public offerings. Proceeds of the public offerings are used to reduce indebtedness and for general Partnership purposes, including funding acquisitions. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity securities pursuant to an unallocated shelf registration statement.

During the three months ended December 31, 2004, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarter ended September 30, 2004. The MQD for the quarter ended December 31, 2004 will be paid on February 18, 2005 to holders of record on February 10, 2005. The ability of the Partnership to declare and pay the MQD on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3)

                             AMERIGAS PARTNERS, L.P.

changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $7.2 million at December 31, 2004 compared to $40.6 million at September 30, 2004. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the three months ended December 31, 2004 are not necessarily indicative of cash flows to be expected for a full year. The Partnership uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow used by operating activities was $12.1 million during the 2004 three-month period compared to cash flow provided by operating activities of $14.7 million during the 2003 three-month period. Cash flow from operating activities before changes in working capital was $54.9 million in the 2004 three-month period compared to $66.4 million in the prior-year three-month period. These decreases reflect the negative effects of customer conservation resulting from significantly higher propane selling prices and greater cash required to fund changes in working capital. Cash required to fund changes in operating working capital during the 2004 three-month period totaled $67.0 million compared to the $51.7 million required in the prior-year three-month period reflecting the effects of the higher selling prices on accounts receivable and higher propane costs on inventories and accounts payable.

INVESTING ACTIVITIES. We spent $21.1 million for property, plant and equipment (including maintenance capital expenditures of $6.5 million and growth capital expenditures of $14.6 million) during the three months ended December 31, 2004 compared to $14.3 million (including maintenance capital expenditures of $6.1 million and growth capital expenditures of $8.2 million) during the prior-year three-month period. The significant increase is due to greater expenditures relating to growth initiatives. The increase in proceeds received from disposals of assets reflects the sale of five district locations during the 2004 three-month period compared to three district locations in the 2003 three-month period. During the 2004 three-month period, the Partnership sold its 50% ownership interest in Atlantic Energy for $11.5 million. The Partnership acquired three retail propane businesses for $15.6 million during the 2004 three-month period.

FINANCING ACTIVITIES. Cash flow used by financing activities was $2.1 million in the 2004 three-month period compared to cash flow provided by financing activities of $5.5 million in the prior-year period. The Partnership's financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on limited partner units.

                             AMERIGAS PARTNERS, L.P.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for interim periods beginning after June 15, 2005. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Partnership's statements of operations through the end of the requisite service period. The Partnership does not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position as detailed in Note 1 to the Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for interim periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS 153 will have a material effect on its consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership are generally settled at expiration of the contract. In order to minimize credit risk

                             AMERIGAS PARTNERS, L.P.

associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact its cash flows.

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

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2004. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2004. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                                Fair         Change in
                                               Value        Fair Value
                                              -------       ----------
                                                (Millions of dollars)
December 31, 2004:
  Propane commodity price risk                $ (9.8)        $ (13.0)
  Interest rate risk                            (3.1)           (6.1)

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

      10.1  Summary of Director Compensation

      31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                             AMERIGAS PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       AmeriGas Partners, L.P.
                                       -------------------------------
                                       (Registrant)

                                       By: AmeriGas Propane, Inc.,
                                           as General Partner

Date:  February 7, 2005                By: /s/ Martha B. Lindsay
                                       -------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                                       AmeriGas Finance Corp.
                                       -------------------------------
                                       (Registrant)

Date:  February 7, 2005                By: /s/ Martha B. Lindsay
                                       -------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                                       AmeriGas Eagle Finance Corp.
                                       -----------------------------------
                                       (Registrant)

Date:  February 7, 2005                By: /s/ Martha B. Lindsay
                                       -------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                            AMERIGAS PARTNERS, L.P.

                                       AP Eagle Finance Corp.
                                       -------------------------------
                                       (Registrant)

Date:  February 7, 2005                By: /s/ Martha B. Lindsay
                                       -------------------------------
                                       Martha B. Lindsay
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

10.1     Summary of Director Compensation

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.