Form 10-Q
period 2005-03-31
AMERIGAS PARTNERS LP; AMERIGAS EAGLE FINANCE CORP; AP EAGLE FINANCE CORP; AMERIGAS FINANCE CORP
filed 2005-05-06
CIK 932628, 1161869, 1161868, 945792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

      At April 30, 2005, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. -           54,492,605 Common Units
                  AmeriGas Finance Corp. -            100 shares
                  AmeriGas Eagle Finance Corp. -      100 shares
                  AP Eagle Finance Corp. -            100 shares

                             AMERIGAS PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                                                          PAGES
                                                                                                          -----
PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements

           AmeriGas Partners, L.P.

              Condensed Consolidated Balance Sheets as of March 31, 2005,
                September 30, 2004 and March 31, 2004                                                       1

              Condensed Consolidated Statements of Operations for the three and six
                months ended March 31, 2005 and 2004                                                        2

              Condensed Consolidated Statements of Cash Flows for the
                six months ended March 31, 2005 and 2004                                                    3

              Condensed Consolidated Statement of Partners' Capital for the
                six months ended March 31, 2005                                                             4

              Notes to Condensed Consolidated Financial Statements                                        5 - 13

           AmeriGas Finance Corp.

              Balance Sheets as of March 31, 2005 and September 30, 2004                                   14

              Note to Balance Sheets                                                                       15

           AmeriGas Eagle Finance Corp.

              Balance Sheets as of March 31, 2005 and September 30, 2004                                   16

              Note to Balance Sheets                                                                       17

           AP Eagle Finance Corp.

              Balance Sheets as of March 31, 2005 and September 30, 2004                                   18

              Note to Balance Sheets                                                                       19

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      20 - 28

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    28 - 29

  Item 4.  Controls and Procedures                                                                         29

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                               30

  Item 6.  Exhibits                                                                                        30

  Signatures                                                                                             31 - 32

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                              March 31,       September 30,       March 31,
                                                                                2005             2004               2004
                                                                             -----------      ------------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                                               $    10,992      $    40,583          $ 13,073
     Accounts receivable (less allowances for doubtful accounts
         of $16,889, $11,964 and $14,901, respectively)                          250,519          141,709           222,086
     Accounts receivable - related parties                                         2,483            5,137             2,010
     Inventories                                                                  75,953           84,753            67,548
     Prepaid expenses and other current assets                                    12,119           25,934            16,870
                                                                             -----------      -----------       -----------
         Total current assets                                                    352,066          298,116           321,587

Property, plant and equipment (less accumulated depreciation and
     amortization of $549,648, $520,447 and $505,553, respectively)              592,423          592,353           608,834
Goodwill and excess reorganization value                                         617,006          609,058           606,621
Intangible assets (less accumulated amortization of $18,511,
     $16,158 and $14,053, respectively)                                           30,469           28,612            28,403
Other assets                                                                      17,207           22,088            20,918
                                                                             -----------      -----------       -----------
         Total assets                                                        $ 1,609,171      $ 1,550,227       $ 1,586,363
                                                                             ===========      ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                    $    59,106      $    60,068       $    58,949
     Bank loans                                                                   12,000                -             3,000
     Accounts payable - trade                                                    135,061          112,315           119,735
     Accounts payable - related parties                                            2,336            1,309               512
     Customer deposits and advances                                               31,673           78,907            28,493
     Employee compensation and benefits accrued                                   27,577           30,023            26,637
     Interest accrued                                                             30,671           30,675            32,056
     Other current liabilities                                                    41,414           39,173            34,554
                                                                             -----------      -----------       -----------
         Total current liabilities                                               339,838          352,470           303,936

Long-term debt                                                                   840,395          841,283           866,763
Other noncurrent liabilities                                                      61,267           59,687            59,903

Commitments and contingencies (note 6)

Minority interests                                                                 8,447            7,749             7,969

Partners' capital                                                                359,224          289,038           347,792
                                                                             -----------      -----------       -----------
         Total liabilities and partners' capital                             $ 1,609,171      $ 1,550,227       $ 1,586,363
                                                                             ===========      ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (Thousands of dollars, except per unit)

                                                                 Three Months Ended               Six Months Ended
                                                                     March 31,                       March 31,
                                                             --------------------------      ----------------------------
                                                                2005           2004               2005           2004
                                                             ----------     -----------      -------------    -----------
Revenues:
     Propane                                                 $ 663,677       $ 654,142         $ 1,181,128    $1,077,403
     Other                                                      34,591          33,568              73,356        70,505
                                                             ---------       ---------         -----------    ----------
                                                               698,268         687,710           1,254,484     1,147,908
                                                             ---------       ---------         -----------    ----------
Costs and expenses:
     Cost of sales - propane                                   416,741         392,297             752,050       631,419
     Cost of sales - other                                      13,017          12,899              28,852        28,280
     Operating and administrative expenses                     137,094         139,395             267,713       263,158
     Depreciation and amortization                              18,430          19,816              37,748        39,471
     Other income, net                                          (4,907)         (4,656)            (17,456)       (7,938)
                                                             ---------       ---------         -----------    ----------
                                                               580,375         559,751           1,068,907       954,390
                                                             ---------       ---------         -----------    ----------
Operating income                                               117,893         127,959             185,577       193,518
Interest expense                                               (20,733)        (21,167)            (41,236)      (42,302)
                                                             ---------       ---------         -----------    ----------
Income before income taxes and minority interests               97,160         106,792             144,341       151,216
Income tax benefit (expense)                                       182              79              (2,133)         (628)
Minority interests                                              (1,120)         (1,221)             (1,695)       (1,789)
                                                             ---------       ---------         -----------    ----------
Net income                                                   $  96,222       $ 105,650         $   140,513    $  148,799
                                                             =========       =========         ===========    ==========

General partner's interest in net income                     $  15,076       $  17,681         $    17,568    $   20,219
                                                             =========       =========         ===========    ==========
Limited partners' interest in net income                     $  81,146       $  87,969         $   122,945    $  128,580
                                                             =========       =========         ===========    ==========
Net income per limited partner unit:
     Basic                                                   $    1.49       $    1.68         $      2.26    $     2.46
                                                             =========       =========         ===========    ==========
     Diluted                                                 $    1.49       $    1.68         $      2.25    $     2.45
                                                             =========       =========         ===========    ==========

Average limited partner units outstanding (thousands):
     Basic                                                      54,493          52,373              54,485        52,360
                                                             =========       =========         ===========    ==========
     Diluted                                                    54,533          52,431              54,542        52,436
                                                             =========       =========         ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                              Six Months Ended
                                                                                                  March 31,
                                                                                          -----------------------
                                                                                             2005         2004
                                                                                          ----------   ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                                           $ 140,513    $ 148,799
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                                    37,748       39,471
            Gain on sale of Atlantic Energy                                                  (9,135)           -
            Other, net                                                                        7,766        7,560
            Net change in:
                Accounts receivable                                                        (112,683)    (108,588)
                Inventories                                                                   9,011        5,917
                Accounts payable                                                             23,773       29,570
                Other current assets and liabilities                                        (42,855)     (39,709)
                                                                                          ---------    ---------
         Net cash provided by operating activities                                           54,138       83,020
                                                                                          ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                                         (35,069)     (31,064)
     Proceeds from disposals of assets                                                       10,406        5,479
     Net proceeds from sale of Atlantic Energy                                               11,504            -
     Acquisitions of businesses, net of cash acquired                                       (18,626)     (33,122)
                                                                                          ---------    ---------
         Net cash used by investing activities                                              (31,785)     (58,707)
                                                                                          ---------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Distributions                                                                          (60,539)     (58,178)
     Minority interest activity                                                                (824)        (787)
     Increase in bank loans                                                                  12,000        3,000
     Repayment of long-term debt                                                             (2,581)      (1,147)
                                                                                          ---------    ---------
         Net cash used by financing activities                                              (51,944)     (57,112)
                                                                                          ---------    ---------

Cash and cash equivalents decrease                                                        $ (29,591)   $ (32,799)
                                                                                          =========    =========
CASH  AND  CASH  EQUIVALENTS:
     End of period                                                                        $  10,992    $  13,073
     Beginning of period                                                                     40,583       45,872
                                                                                          ---------    ---------
         Decrease                                                                         $ (29,591)   $ (32,799)
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

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                         (Thousands, except unit data)

                                                                                              Accumulated
                                                   Number of                                     other           Total
                                                    Common                       General     comprehensive      partners'
                                                    Units           Common       partner      income (loss)     capital
                                                  ----------       ---------     --------    --------------   -----------
BALANCE SEPTEMBER 30, 2004                        54,473,272       $ 276,887     $  2,783       $  9,368      $ 289,038

   Net income                                                        122,945       17,568                       140,513

   Net losses on derivative instruments                                                          (17,896)       (17,896)

   Reclassification of net gains
     on derivative instruments                                                                     7,529          7,529
                                                                   ---------     --------       --------      ---------
   Comprehensive income                                              122,945       17,568        (10,367)       130,146

   Distributions                                                     (59,934)        (605)                      (60,539)

   Common Units issued in
     connection with incentive
     compensation  plan                               19,333             579                                        579
                                                  ----------       ---------     --------       --------      ---------
BALANCE MARCH 31, 2005                            54,492,605       $ 340,477     $ 19,746       $   (999)     $ 359,224
                                                  ==========       =========     ========       ========      =========

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

      Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically impact our first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.26) and $(0.30) for the three and six months ended March 31, 2005, respectively, and $(0.31) and $(0.36) for the three and six months ended March 31, 2004, respectively. Prior-period basic and diluted income per limited partner unit amounts have been recalculated in accordance with EITF 03-6.

      Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under AmeriGas Propane, Inc. incentive compensation plans.

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2005 and 2004:

                                                  Three Months Ended          Six Months Ended
                                                       March 31,                 March 31,
                                                  -------------------       --------------------
                                                    2005       2004           2005        2004
                                                  --------   --------       ---------   --------
Net income                                        $ 96,222   $105,650       $140,513    $148,799
Other comprehensive income (loss)                   15,775    (11,738)       (10,367)      2,398
                                                  --------   --------       --------    --------
Comprehensive income                              $111,997    $93,912       $130,146    $151,197
                                                  --------   --------       --------    --------

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

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      We use the intrinsic value method prescribed by APB 25 for our unit-based employee compensation plans. We recorded unit-based compensation expense (benefit) of $391 and $(104) during the three and six months ended March 31, 2005, respectively, and $664 and $484 during the three and six months ended March 31, 2004, respectively. The forfeiture of restricted units in fiscal 2005 resulted in the reversal of previously recognized expense. If we had determined unit-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted income per limited partner unit for the three and six months ended March 31, 2005 and 2004 would have been as follows:

                                                  Three Months Ended            Six Months Ended
                                                        March 31,                    March 31,
                                              -----------------------     ------------------------
                                                2005          2004           2005          2004
                                              --------      ---------     -----------    ---------
Net income as reported                        $ 96,222      $105,650       $ 140,513     $ 148,799
Add (deduct): Unit-based employee
     compensation expense (benefit)
     included in reported net income               391           664            (104)          484
Deduct: Total stock and unit-based
     employee compensation expense
     determined under the fair
     value method for all awards                  (517)         (807)           (167)         (725)
                                              --------      --------       ---------     ---------
Pro forma net income                          $ 96,096      $105,507       $ 140,242     $ 148,558
                                              --------      --------       ---------     ---------

Basic income per limited partner unit:
     As reported                              $   1.49      $   1.68       $    2.26     $    2.46
     Pro forma                                $   1.49      $   1.68       $    2.25     $    2.45

Diluted income per limited partner unit:
     As reported                              $   1.49      $   1.68       $    2.25     $    2.45
     Pro forma                                $   1.49      $   1.68       $    2.25     $    2.45

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

2.    ACQUISITIONS

      During the six months ended March 31, 2005, AmeriGas OLP acquired several retail propane distribution businesses for total cash consideration of $18,626. The operating results of these businesses have been included in our operating results from their

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      respective dates of acquisition. The pro forma effects of these transactions were not material to the Partnership's results of operations.

3.    SALE OF OWNERSHIP INTEREST IN ATLANTIC ENERGY, INC.

      In November 2004, the Partnership sold its 50% ownership interest in Atlantic Energy consisting of 3,500 shares of common stock ("Shares") pursuant to a Stock Purchase Agreement ("Agreement") by and between AmerE Holdings, Inc. ("AmerE"), an indirect wholly owned subsidiary of AmeriGas OLP, and UGI Asset Management, Inc., an indirect wholly owned subsidiary of UGI Corporation ("UGI"). UGI Asset Management, Inc. purchased AmerE's Shares for $11,504 in cash, which is net of post-closing adjustments, as defined in the Agreement. The Partnership recognized a pre-tax gain on the sale totaling $9,135 ($7,107 net of tax), which amount is included in "Other income, net" in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2005.

4.    INTANGIBLE ASSETS

      The Partnership's intangible assets comprise the following:

                                               March 31,       September 30,
                                                 2005              2004
                                             ------------      -------------
Subject to amortization:
     Customer relationships and
          noncompete agreements              $     48,980       $  44,770
     Accumulated amortization                     (18,511)        (16,158)
                                             ------------       ---------
                                             $     30,469       $  28,612
                                             ------------       ---------

Not subject to amortization:
     Goodwill                                $    523,686       $ 515,738
     Excess reorganization value                   93,320          93,320
                                             ------------       ---------
                                             $    617,006       $ 609,058
                                             ------------       ---------

      The increases in intangible assets during the six months ended March 31, 2005 resulted from Partnership business acquisitions. Amortization expense of intangible assets was $1,187 and $2,353 for the three and six months ended March 31, 2005, respectively, and $1,031 and $2,119 for the three and six months ended March 31, 2004, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2005 - $4,541; Fiscal 2006 - $4,213; Fiscal 2007 -
      $3,575; Fiscal 2008 - $3,299; Fiscal 2009 - $2,978.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

5.    RELATED PARTY TRANSACTIONS

      Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $80,735 and $159,429 during the three and six months ended March 31, 2005, respectively, and $85,183 and $163,437 during the three and six months ended March 31, 2004, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

      UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,521 and $5,754 during the three and six months ended March 31, 2005, respectively, and $2,370 and $5,532 during the three and six months ended March 31, 2004, respectively. In addition, UGI and certain of its subsidiaries provide office space, automobile liability insurance, and, during the three months ended March 31, 2005, sold propane, to the Partnership. These costs totaled $1,157 and $2,154 during the three and six months ended March 31, 2005, respectively, and $779 and $1,240 during the three and six months ended March 31, 2004, respectively.

      Subsequent to the acquisition of Columbia Propane and prior to the November 2004 sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2,420 during the six months ended March 31, 2005, all of which occurred prior to the sale of our ownership interests. The total dollar value of propane purchased on behalf of Atlantic Energy was $14,979 and $21,232 during the three and six months ended March 31, 2004, respectively. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and six months ended March 31, 2005 totaled $11,558 and $20,064, respectively, and during the three and six months ended March 31, 2004 totaled $14,354 and $22,034, respectively.

      In November 2004, in conjunction with the sale of our 50% ownership interest in Atlantic Energy, UGI Asset Management, Inc. and AmeriGas OLP entered into a Product Sales Agreement whereby UGI Asset Management, Inc. has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at the Atlantic Energy terminal in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for a primary term of five years with an option to extend the agreement for up to an additional five years. The price to be paid for product purchased

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      under the agreement will be determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the Atlantic Energy terminal.

      Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during the three and six months ended March 31, 2005 and 2004. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy. Amounts due from Atlantic Energy at March 31, 2005 and September 30, 2004 totaled $18 and $2,906, respectively. Amounts due to Atlantic Energy totaled $400 at March 31, 2004. Amounts due from/to Atlantic Energy are included in accounts receivable - related parties and accounts payable - related parties in the Condensed Consolidated Balance Sheets.

6.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $11,000 at March 31, 2005. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In March 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, subsequently assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners,

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2005, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

      Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. In 2004, the court granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and to amend their complaint to name additional parties consistent with such ruling. In 2003, we settled the individual personal injury and property damage claims of the Swigers. Class counsel has indicated that the class is seeking compensatory damages in excess of $12,000 plus punitive damages, civil penalties and attorneys' fees. We believe we have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

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

7.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Partnership's statements of operations through the end of the requisite service period. The Partnership does not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position.

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

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

8.    SUBSEQUENT EVENTS - LONG-TERM DEBT REFINANCING AND DISTRIBUTION INCREASE

      In April 2005, the Partnership repaid $53,750 of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35,000 term loan maturing on October 1, 2006, borrowings under its revolving credit facility and existing cash balances.

      In April 2005, the General Partner declared an increase in the Partnership's regular quarterly distribution to $0.56 per limited partner unit payable May 18, 2005 to unitholders of record May 10, 2005. The annualized distribution rate after the increase will be $2.24 per limited partner unit.

      In May 2005, the Partnership refinanced $373,360 of its outstanding 8.875% Series B Senior Notes due 2011 through the issuance of $415,000 of 7.25% Senior Notes due 2015. In connection with the refinancing, the Partnership incurred a loss on early extinguishment of debt totaling $33,496. The loss will be recognized in the third quarter of fiscal 2005.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                         March 31,   September 30,
                                                                           2005         2004
                                                                         ---------   -------------
ASSETS

        Cash                                                              $ 1,000       $ 1,000
                                                                          -------       -------
                Total assets                                              $ 1,000       $ 1,000
                                                                          =======       =======
STOCKHOLDER'S  EQUITY

        Common stock, without par value; 100 shares authorized,
            issued and outstanding                                        $     -       $     -
        Additional paid-in capital                                          1,000         1,000
                                                                          -------       -------
                Total stockholder's equity                                $ 1,000       $ 1,000
                                                                          =======       =======

See accompanying notes to balance sheets.

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

In May 2005, AmeriGas Partners and AmeriGas Finance jointly and severally issued $415,000,000 face amount of 7.25% Senior Notes due 2015. AmeriGas Partners used the proceeds to repay principal and premium on $373,360,000 of 8.875% Senior Notes due 2011.

AmeriGas Partners owns all 100 shares of AmeriGas Finance common stock outstanding.

                          AMERIGAS EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                               March 31,    September 30,
                                                                                 2005           2004
                                                                               ---------    -------------
ASSETS
        Cash                                                                    $ 1,000       $ 1,000
                                                                                -------       -------
                Total assets                                                    $ 1,000       $ 1,000
                                                                                =======       =======
STOCKHOLDER'S  EQUITY

        Common stock, without par value; 100 shares authorized,
                issued and outstanding                                          $     -       $     -
        Additional paid-in capital                                                1,000         1,000
                                                                                -------       -------
                Total stockholder's equity                                      $ 1,000       $ 1,000
                                                                                =======       =======

See accompanying notes to balance sheets.

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

                             AP EAGLE FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                March 31,      September 30,
                                                                                  2005             2004
                                                                                ---------      -------------
ASSETS

      Cash                                                                      $ 1,000          $ 1,000
                                                                                -------          -------
              Total assets                                                      $ 1,000          $ 1,000
                                                                                =======          =======
STOCKHOLDER'S  EQUITY

      Common stock, without par value; 100 shares authorized,
              issued and outstanding                                            $     -          $     -
      Additional paid-in capital                                                  1,000            1,000
                                                                                -------          -------
              Total stockholder's equity                                        $ 1,000          $ 1,000
                                                                                =======          =======

See accompanying notes to balance sheets.

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

In May 2005, AmeriGas Partners repaid $373,360,000 face amount of 8.875% Series B Senior Notes due 2011 and related premium through the issuance of $415,000,000 face amount of 7.25% Senior Notes due 2015.

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

                             AMERIGAS PARTNERS, L.P.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 2005 ("2005 three-month period") with the three months ended March 31, 2004 ("2004 three-month period") and (2) the six months ended March 31, 2005 ("2005 six-month period") with the six months ended March 31, 2004 ("2004 six-month period"). AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. have nominal assets and do not conduct any operations. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P. Accordingly, discussions of the results of operations and financial condition and liquidity of these entities are not presented.

EXECUTIVE OVERVIEW

The Partnership reported net income of $140.5 million and net income per diluted limited partner unit of $2.25 for the first half of fiscal 2005, which includes an after-tax gain of $7.1 million ($0.13 per limited partner unit) in connection with the sale of its 50% ownership interest in Atlantic Energy, Inc. The Partnership's results were adversely affected by (1) the negative effects of customer conservation resulting from higher propane selling prices due to significantly higher propane product costs and (2) weather that was approximately 6% warmer than normal and 2% warmer than last year. The combination of these factors resulted in an approximate 5% decrease in retail propane volumes sold compared to the first half of fiscal 2004. The Partnership was able to reduce its operating and administrative expenses during the second quarter through the implementation of warm weather action plans in an effort to lessen the negative effects of warmer than normal winter weather and price-induced customer conservation on volumes sold. These action plans are expected to remain in place for the remainder of the fiscal year.

In May 2005, the Partnership issued $415 million of 7.25% Senior Notes due 2015 in connection with the refinancing of $373.4 million of its 8.875% Series B Senior Notes due 2011. The refinancing resulted in a loss on early extinguishment of debt totaling $33.5 million, but will lower annual interest expense meaningfully and extend the maturity of the debt by several years. The loss on early extinguishment will be recognized during the third quarter of fiscal 2005.

                             AMERIGAS PARTNERS, L.P.

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD

                                                                                                           Increase
Three Months Ended March 31,                                             2005         2004               (Decrease)
(millions of dollars)                                                   -------      -------        --------------------
Gallons sold (millions):
     Retail                                                               378.8        403.9          (25.1)      (6.2)%
     Wholesale                                                             59.4        112.2          (52.8)     (47.1)%
                                                                        -------      -------        -------
                                                                          438.2        516.1          (77.9)     (15.1)%
                                                                        =======      =======        =======
Revenues:
     Retail propane                                                     $ 610.6      $ 573.8        $  36.8        6.4 %
     Wholesale propane                                                     53.0         80.4          (27.4)     (34.1)%
     Other                                                                 34.7         33.5            1.2        3.6 %
                                                                        -------      -------        -------
                                                                        $ 698.3      $ 687.7        $  10.6        1.5 %
                                                                        =======      =======        =======

Total margin (a)                                                        $ 268.5      $ 282.5        $ (14.0)      (5.0)%
EBITDA (b)                                                              $ 135.2      $ 146.6        $ (11.4)      (7.8)%
Operating income                                                        $ 117.9      $ 128.0        $ (10.1)      (7.9)%
Net income                                                              $  96.2      $ 105.7        $  (9.5)      (9.0)%
Heating degree days - % warmer than normal (c)                             (4.9)        (1.5)             -          -

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

      The following table includes reconciliations of net income to EBITDA for the periods presented:

                                                                           Three Months Ended
                                                                                March 31,
                                                                        -------------------------
                                                                          2005              2004
                                                                        --------          -------
Net income                                                              $  96.2           $ 105.7
Income tax benefit                                                         (0.1)             (0.1)
Interest expense                                                           20.7              21.2
Depreciation                                                               17.0              18.6
Amortization                                                                1.4               1.2
                                                                        -------           -------
EBITDA                                                                  $ 135.2           $ 146.6
                                                                        =======           =======

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

                             AMERIGAS PARTNERS, L.P.

Based upon national heating degree day data, temperatures were 4.9% warmer than normal during the 2005 three-month period compared to temperatures that were 1.5% warmer than normal during the 2004 three-month period. Retail propane volumes sold decreased 6.2% due to the combination of warmer than normal winter weather and the negative effects of customer conservation resulting from record-high propane prices.

Retail propane revenues increased $36.8 million reflecting a $72.5 million increase due to higher average selling prices partially offset by a $35.7 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $27.4 million reflecting a $37.8 million decrease due to lower volumes sold partially offset by a $10.4 million increase resulting from higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect the continuance of significantly higher propane product costs principally resulting from higher crude oil prices. The average wholesale cost per gallon at Mont Belvieu, one of the major propane supply points in the United States, was approximately 17% greater than the average cost per gallon during the 2004 three-month period. Notwithstanding the lower propane volumes sold, total cost of sales increased $24.6 million primarily reflecting the increase in propane product costs. Total margin decreased $14.0 million compared to the 2004 three-month period due to the lower retail volumes sold partially offset by slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

EBITDA during the 2005 three-month period was $135.2 million compared to $146.6 million during the 2004 three-month period. The $11.4 million decline in EBITDA reflects the aforementioned decrease in total margin partially offset by lower operating and administrative expenses. In conjunction with the Partnership's warm weather action plans, operating and administrative expenses decreased $2.3 million reflecting lower employee compensation and benefit costs and vehicle repair expenses partially offset by higher vehicle fuel and vehicle lease expenses. Operating income decreased $10.1 million reflecting the decrease in EBITDA slightly offset by lower depreciation expense. Net income in the 2005 three-month period decreased $9.5 million reflecting the lower operating income and slightly lower interest expense.

                            AMERIGAS PARTNERS, L.P.

2005 SIX-MONTH PERIOD COMPARED WITH 2004 SIX-MONTH PERIOD

                                                                                          Increase
Six Months Ended March 31,                               2005         2004               (Decrease)
(millions of dollars)                                 ---------     ---------       --------------------
Gallons sold (millions):
     Retail                                               675.6         708.4          (32.8)      (4.6)%
     Wholesale                                            103.8         145.3          (41.5)     (28.6)%
                                                      ---------     ---------       --------
                                                          779.4         853.7          (74.3)      (8.7)%
                                                      =========     =========       ========
Revenues:
     Retail propane                                   $ 1,086.1     $   973.9       $  112.2       11.5 %
     Wholesale propane                                     95.0         103.5           (8.5)      (8.2)%
     Other                                                 73.4          70.5            2.9        4.1 %
                                                      ---------     ---------       --------
                                                      $ 1,254.5     $ 1,147.9       $  106.6        9.3 %
                                                      =========     =========       ========

Total margin                                          $   473.6     $   488.2       $  (14.6)      (3.0)%
EBITDA (a)                                            $   221.6     $   231.2       $   (9.6)      (4.2)%
Operating income                                      $   185.6     $   193.5       $   (7.9)      (4.1)%
Net income                                            $   140.5     $   148.8       $   (8.3)      (5.6)%
Heating degree days - % warmer than normal                 (6.2)         (4.1)             -          -

(a) The following table includes reconciliations of net income to EBITDA for the periods presented:

                                                              Six Months Ended
                                                                  March 31,
                                                          -------------------------
                                                             2005           2004
                                                          ----------     ----------
Net income                                                  $ 140.5        $ 148.8
Income tax expense                                              2.2            0.6
Interest expense                                               41.2           42.3
Depreciation                                                   34.9           36.9
Amortization                                                    2.8            2.6
                                                            -------        -------
EBITDA                                                      $ 221.6        $ 231.2
                                                            =======        =======

Temperatures during the 2005 six-month period were 6.2% warmer than normal compared to temperatures that were 4.1% warmer than normal during the 2004 six-month period. Retail propane volumes sold decreased nearly 5% principally due to the warmer than normal winter weather and the negative effects of customer conservation driven by record-high propane selling prices.

Retail propane revenues increased $112.2 million reflecting a $157.3 million increase due to higher average selling prices partially offset by a $45.1 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $8.5 million reflecting a $29.6 million decrease due to lower volumes sold partially offset by a $21.1 million increase due to higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs principally resulting from higher crude oil prices. The average wholesale cost per gallon of propane at Mont Belvieu was approximately 31% greater than the average cost per gallon during the 2004 six-month period. Total cost of sales increased

                             AMERIGAS PARTNERS, L.P.

$121.2 million reflecting the higher propane product costs. Total margin decreased $14.6 million principally due to the lower retail volumes sold partially offset by slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

Notwithstanding a $9.1 million pre-tax gain recognized on the Partnership's sale of its 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy"), EBITDA during the 2005 six-month period decreased $9.6 million compared to the 2004 six-month period as a result of the aforementioned decrease in total margin and a $4.6 million increase in operating and administrative expenses. The increase in operating and administrative expenses principally resulted from higher vehicle fuel costs, vehicle lease expense, general insurance and uncollectible accounts expense. These increases were partially offset principally by lower employee compensation and benefit costs and lower vehicle repairs and maintenance expenses. Operating income decreased $7.9 million reflecting the decrease in EBITDA slightly offset by lower depreciation expense. Net income in the 2005 six-month period decreased $8.3 million reflecting the lower operating income and increased income taxes resulting from the Partnership's gain on the sale of its ownership interest in Atlantic Energy partially offset by lower interest expense.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at March 31, 2005 totaled $899.5 million (including current maturities of $59.1 million) compared to $901.4 million (including current maturities of $60.1 million) at September 30, 2004. In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35 million term loan maturing October 1, 2006, borrowings under its revolving credit facility and existing cash balances. In May 2005, the Partnership refinanced $373.4 million of its outstanding 8.875% Series B Senior Notes due 2011 through the issuance of $415.0 million of 7.25% Senior Notes due 2015. In connection with the refinancing, the Partnership incurred a loss on early extinguishment of debt totaling $33.5 million which will be recognized in the third quarter of fiscal 2005.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At March 31, 2005, there were $12.0 million of borrowings outstanding under the Credit Agreement, which are classified as bank loans. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating season months due to the need to fund higher levels of working capital. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $54.4 million at March 31, 2005.

                             AMERIGAS PARTNERS, L.P.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue issuing securities in the future. It has issued debt securities and Common Units in underwritten public offerings in each of the last three fiscal years. Most recently, it issued debt securities through a private placement in May 2005 and Common Units in May 2004 in an underwritten public offering. Proceeds of the offerings are used to refinance indebtedness and for general Partnership purposes, including funding acquisitions. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity securities pursuant to an unallocated shelf registration statement.

During the six months ended March 31, 2005, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarters ended September 30, 2004 and December 31, 2004. On April 26, 2005, the Partnership declared an increase in the regular quarterly distribution to $0.56 per limited partnership unit ($2.24 on an annual basis). The quarterly distribution of $0.56 for the quarter ended March 31, 2005 will be paid on May 18, 2005 to holders of record on May 10, 2005. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $11.0 million at March 31, 2005 compared to $40.6 million at September 30, 2004. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the six months ended March 31, 2005 are not necessarily indicative of cash flows to be expected for a full year. The Partnership uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow provided by operating activities was $54.1 million during the 2005 six-month period compared to $83.0 million during the 2004 six-month period. Cash flow from operating activities before changes in working capital was $176.9 million in the 2005 six-month period compared to $195.8 million in the prior-year six-month period. These decreases reflect the negative effects of customer conservation resulting from significantly higher propane selling prices and greater cash required to fund changes in working capital. Cash required to fund changes in operating working capital during the 2005 six-month period totaled $122.8 million compared to the $112.8 million required in the prior-year six-month period

                             AMERIGAS PARTNERS, L.P.

reflecting the effects of the higher selling prices on accounts receivable and higher propane costs on inventories and accounts payable.

INVESTING ACTIVITIES. We spent $35.1 million for property, plant and equipment (including maintenance capital expenditures of $11.6 million and growth capital expenditures of $23.5 million) during the six months ended March 31, 2005 compared to $31.1 million (including maintenance capital expenditures of $11.6 million and growth capital expenditures of $19.5 million) during the prior-year six-month period. The significant increase is due to greater expenditures relating to growth initiatives. The increase in proceeds received from disposals of assets reflects the sale of seven district locations during the 2005 six-month period compared to three district locations in the 2004 six-month period. During the 2005 six-month period, the Partnership sold its 50% ownership interest in Atlantic Energy for $11.5 million. The Partnership acquired several retail propane businesses for $18.6 million during the 2005 six-month period and $33.1 million during the 2004 three-month period.

FINANCING ACTIVITIES. Cash flow used by financing activities was $51.9 million in the 2005 six-month period compared to $57.1 million in the prior-year period. The Partnership's financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Partnership's statements of operations through the end of the requisite service period. The Partnership does not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position as detailed in Note 1 to the Condensed Consolidated Financial Statements.

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

                             AMERIGAS PARTNERS, L.P.

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

                             AMERIGAS PARTNERS, L.P.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2005. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2005. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                              Fair      Change in
                                             Value     Fair Value
                                           ----------------------
                                           (Millions of dollars)
March 31, 2005:
     Propane commodity price risk           $   1.2      $ (0.9)
     Interest rate risk                        (2.2)       (3.6)

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

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

South Coast Air Quality Management District Matter. On February 21, 2005, AmeriGas Propane, L.P. ("AmeriGas OLP"), a principal operating subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners"), received notice from the South Coast (of California) Air Quality Management District ("SCAQMD") that it intended to seek civil penalties totaling $0.1 million for five (5) violations of air emissions regulations at AmeriGas OLP's LPG terminal in San Pedro, California. After an inspection of the San Pedro terminal by SCAQMD on April 15, 2005, AmeriGas Partners expects SCAQMD to issue additional notices of violation of regulations related to the installation of emission reduction equipment at the facility that may involve monetary penalties of $0.1 million or more. AmeriGas Partners is working with SCAQMD to assure that the facility is in compliance with applicable regulations and believes the resolution of this matter will not have a material effect on the results of operations or financial condition of AmeriGas Partners.

ITEM 6.  EXHIBITS

    10.1 AmeriGas Propane, Inc. Supplemental Executive Retirement Plan Amended and Restated as of March 1, 2005.

    10.2 Purchase Agreement dated April 13, 2005 among AmeriGas Partners, L.P. (the "Partnership"), AmeriGas Finance Corp., ("Finance Corp.," and together with the Partnership, the "Issuers"), AmeriGas Propane, L.P., AmeriGas Eagle Propane, L.P., a Delaware limited partnership, and AmeriGas Eagle Holdings, Inc., and Credit Suisse First Boston LLC, as representative of the several purchasers, relating to the offering and sale by the Issuers of $415.0 million principal amount of 7.25% Senior Notes due 2015 in accordance with Rule 144A and Regulation S.

    10.3 Form of Confidentiality and Post-Employment Activities Agreement between AmeriGas and each of Messrs. Bissell, Katz and Knauss.

    31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                             AMERIGAS PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       AmeriGas Partners, L.P.
                                       ------------------------------------
                                       (Registrant)

                                       By: AmeriGas Propane, Inc.,
                                           as General Partner

Date: May 6, 2005                      By: /s/ Michael J. Cuzzolina
                                       -----------------------------------
                                       Michael J. Cuzzolina
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -----------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                                       AmeriGas Finance Corp.
                                       ------------------------------------
                                       (Registrant)

Date: May 6, 2005                      By: /s/ Michael J. Cuzzolina
                                       -----------------------------------
                                       Michael J. Cuzzolina
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -----------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                                       AmeriGas Eagle Finance Corp.
                                       ------------------------------------
                                       (Registrant)

Date: May 6, 2005                      By: /s/ Michael J. Cuzzolina
                                       -----------------------------------
                                       Michael J. Cuzzolina
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -----------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                       AP Eagle Finance Corp.
                                       -----------------------------------
                                       (Registrant)

Date: May 6, 2005                      By: /s/ Michael J. Cuzzolina
                                       -----------------------------------
                                       Michael J. Cuzzolina
                                       Vice President - Finance
                                       and Chief Financial Officer

                                       By: /s/ William J. Stanczak
                                       -----------------------------------
                                       William J. Stanczak
                                       Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

10.1 AmeriGas Propane, Inc. Supplemental Executive Retirement Plan Amended and Restated as of March 1, 2005.

10.2 Purchase Agreement dated April 13, 2005 among AmeriGas Partners, L.P. (the "Partnership"), AmeriGas Finance Corp., ("Finance Corp.," and together with the Partnership, the "Issuers"), AmeriGas Propane, L.P., AmeriGas Eagle Propane, L.P., a Delaware limited partnership, and AmeriGas Eagle Holdings, Inc., and Credit Suisse First Boston LLC, as representative of the several purchasers, relating to the offering and sale by the Issuers of $415.0 million principal amount of 7.25% Senior Notes due 2015 in accordance with Rule 144A and Regulation S.

10.3 Form of Confidentiality and Post-Employment Activities Agreement between AmeriGas and each of Messrs. Bissell, Katz and Knauss.

31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.