Form 10-Q
period 2005-06-30
AMERIGAS PARTNERS LP
filed 2005-08-05
CIK 932628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-13692

                             AMERIGAS PARTNERS, L.P.

           (Exact name of registrants as specified in their charters)

                Delaware                              23-2787918

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

      At July 31, 2005, there were 54,492,605 Common Units of AmeriGas Partners, L.P. outstanding.

                             AMERIGAS PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                                        PAGES
                                                                                       -------
PART I FINANCIAL INFORMATION

    Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2005,
                September 30, 2004 and June 30, 2004                                      1

              Condensed Consolidated Statements of Operations for the three and nine
                months ended June 30, 2005 and 2004                                       2

              Condensed Consolidated Statements of Cash Flows for the
                nine months ended June 30, 2005 and 2004                                  3

              Condensed Consolidated Statement of Partners' Capital for the
                nine months ended June 30, 2005                                           4

              Notes to Condensed Consolidated Financial Statements                      5 - 14

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  15 - 23

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                23 - 24

    Item 4.  Controls and Procedures                                                      25

PART II OTHER INFORMATION

    Item 6.  Exhibits                                                                  26 - 27

    Signatures                                                                            28

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                       June 30,     September 30,    June 30,
                                                                          2005          2004           2004
                                                                      -----------   -------------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                                        $     5,027   $      40,583   $    23,306
     Accounts receivable (less allowances for doubtful accounts
         of $14,683, $11,964 and $13,420, respectively)                   151,533         141,709       145,095
     Accounts receivable - related parties                                  2,582           5,137         3,724
     Inventories                                                           71,727          84,753        63,940
     Prepaid expenses                                                       6,609          11,699        10,890
     Other current assets                                                   6,106          14,235         4,393
                                                                      -----------   -------------   -----------
         Total current assets                                             243,584         298,116       251,348

Property, plant and equipment (less accumulated depreciation and
     amortization of $559,653, $520,447 and $521,790, respectively)       588,147         592,353       601,334
Goodwill and excess reorganization value                                  619,193         609,058       606,715
Other intangible assets (less accumulated amortization of $19,613,
     $16,158 and $15,120, respectively)                                    30,564          28,612        27,350
Other assets                                                               15,174          22,088        20,687
                                                                      -----------   -------------   -----------
         Total assets                                                 $ 1,496,662   $   1,550,227   $ 1,507,434
                                                                      ===========   =============   ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                             $   118,689   $      60,068   $    59,469
     Bank loans                                                            15,000               -             -
     Accounts payable - trade                                              88,126         112,315        71,296
     Accounts payable - related parties                                     2,773           1,309           188
     Customer deposits and advances                                        38,915          78,907        36,983
     Employee compensation and benefits accrued                            33,772          30,023        31,944
     Interest accrued                                                      17,096          30,675        16,603
     Other current liabilities                                             43,210          39,173        31,564
                                                                      -----------   -------------   -----------
         Total current liabilities                                        357,581         352,470       248,047

Long-term debt                                                            795,664         841,283       842,115
Other noncurrent liabilities                                               61,707          59,687        58,730

Commitments and contingencies (note 8)

Minority interests                                                          7,860           7,749         8,240

Partners' capital                                                         273,850         289,038       350,302
                                                                      -----------   -------------   -----------
         Total liabilities and partners' capital                      $ 1,496,662   $   1,550,227   $ 1,507,434
                                                                      ===========   =============   ===========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                            Three Months Ended        Nine Months Ended
                                                                  June 30,                 June 30,
                                                           ---------------------   ------------------------
                                                             2005        2004          2005         2004
                                                           ---------   ---------   -----------   ----------
Revenues:
     Propane                                               $ 315,992   $ 282,510   $ 1,497,120   $1,359,913
     Other                                                    33,477      32,597       106,833      103,102
                                                           ---------   ---------   -----------   ----------
                                                             349,469     315,107     1,603,953    1,463,015
                                                           ---------   ---------   -----------   ----------

Costs and expenses:
     Cost of sales - propane                                 194,744     169,095       946,794      800,514
     Cost of sales - other                                    14,231      14,923        43,083       43,203
     Operating and administrative expenses                   124,698     118,125       392,411      381,283
     Depreciation and amortization                            18,221      19,968        55,969       59,439
     Other income, net                                        (4,070)     (3,011)      (21,526)     (10,949)
                                                           ---------   ---------   -----------   ----------
                                                             347,824     319,100     1,416,731    1,273,490
                                                           ---------   ---------   -----------   ----------

Operating income (loss)                                        1,645      (3,993)      187,222      189,525
Loss on extinguishment of debt                               (33,602)          -       (33,602)           -
Interest expense                                             (19,722)    (20,516)      (60,958)     (62,818)
                                                           ---------   ---------   -----------   ----------
Income (loss) before income taxes and minority interests     (51,679)    (24,509)       92,662      126,707
Income tax benefit (expense)                                     324         237        (1,809)        (391)
Minority interests                                                79         140        (1,616)      (1,649)
                                                           ---------   ---------   -----------   ----------
Net income (loss)                                          $ (51,276)  $ (24,132)  $    89,237   $  124,667
                                                           =========   =========   ===========   ==========

General partner's interest in net income (loss)            $    (513)  $    (241)  $       892   $    6,448
                                                           =========   =========   ===========   ==========
Limited partners' interest in net income (loss)            $ (50,763)  $ (23,891)  $    88,345   $  118,219
                                                           =========   =========   ===========   ==========

Net income (loss) per limited partner unit:
     Basic                                                 $   (0.93)  $   (0.45)  $      1.62   $     2.25
                                                           =========   =========   ===========   ==========
     Diluted                                               $   (0.93)  $   (0.45)  $      1.62   $     2.24
                                                           =========   =========   ===========   ==========

Average limited partner units outstanding (thousands):
     Basic                                                    54,493      53,188        54,487       52,635
                                                           =========   =========   ===========   ==========
     Diluted                                                  54,493      53,188        54,541       52,708
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

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                           Nine Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                          $  89,237    $ 124,667
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                   55,969       59,439
            Provision for uncollectible accounts             8,359        7,833
            Gain on sale of Atlantic Energy                 (9,135)           -
            Loss on extinguishment of debt                  33,602            -
            Other, net                                      (1,915)        (240)
            Net change in:
                Accounts receivable                        (15,265)     (35,433)
                Inventories                                 13,280        9,585
                Accounts payable                           (22,726)     (19,062)
                Other current assets and liabilities       (43,646)     (37,801)
                                                         ---------    ---------
         Net cash provided by operating activities         107,760      108,988
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment        (50,138)     (44,612)
     Proceeds from disposals of assets                      15,549        7,938
     Net proceeds from sale of Atlantic Energy              11,504            -
     Acquisitions of businesses, net of cash acquired      (22,646)     (33,388)
                                                         ---------    ---------
         Net cash used by investing activities             (45,731)     (70,062)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions                                         (91,364)     (87,275)
     Minority interest activity                             (1,298)        (719)
     Issuance of long-term debt                            446,000       30,135
     Repayment of long-term debt                          (465,923)     (55,347)
     Increase in bank loans                                 15,000            -
     Proceeds from issuance of Common Units                      -       51,197
     Capital contributions from General Partner                  -          517
                                                         ---------    ---------
         Net cash used by financing activities             (97,585)     (61,492)
                                                         ---------    ---------

Cash and cash equivalents decrease                       $ (35,556)   $ (22,566)
                                                         =========    =========

CASH AND CASH EQUIVALENTS:
     End of period                                       $   5,027    $  23,306
     Beginning of period                                    40,583       45,872
                                                         ---------    ---------
         Decrease                                        $ (35,556)   $ (22,566)
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                              Accumulated
                                          Number of                              other         Total
                                            Common                 General   comprehensive   partners'
                                            Units       Common     partner   income (loss)    capital
                                          ----------   ---------   -------   -------------   ---------
BALANCE SEPTEMBER 30, 2004                54,473,272   $ 276,887   $ 2,783   $       9,368   $ 289,038

   Net income                                             88,345       892                      89,237

   Net losses on derivative instruments                                            (19,353)    (19,353)

   Reclassification of net gains
     on derivative instruments                                                       5,712       5,712
                                                       ---------   -------   -------------   ---------
   Comprehensive income                                   88,345       892         (13,641)     75,596

   Distributions                                         (90,450)     (914)                    (91,364)

   Common Units issued in
     connection with incentive
     compensation  plan                       19,333         579                                   579
                                          ----------   ---------   -------   -------------   ---------
BALANCE JUNE 30, 2005                     54,492,605   $ 275,361   $ 2,761   $      (4,273)  $ 273,849
                                          ==========   =========   =======   =============   =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership's 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy") was accounted for by the equity method (see Note
      5). Atlantic Energy's principal asset was a propane storage terminal located in Chesapeake, Virginia.

      AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P.

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

      Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically, but not necessarily, impact our first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.10) for the nine months ended June 30, 2004.

      Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner's incentive compensation plans.

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2005 and 2004:

                                    Three Months Ended     Nine Months Ended
                                         June 30,               June 30,
                                    -------------------   -------------------
                                      2005       2004       2005        2004
                                    --------   --------   --------   --------
Net income (loss)                   $(51,276)  $(24,132)  $ 89,237   $124,667
Other comprehensive income (loss)     (3,274)     4,025    (13,641)     6,423
                                    --------   --------   --------   --------
Comprehensive income (loss)         $(54,550)  $(20,107)  $ 75,596   $131,090
                                    --------   --------   --------   --------

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

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      We use the intrinsic value method prescribed by APB 25 for our unit-based employee compensation plans. We recorded unit-based compensation expense of $392 and $288 during the three and nine months ended June 30, 2005, respectively, and $72 and $556 during the three and nine months ended June 30, 2004, respectively. The forfeiture of restricted units in fiscal 2005 resulted in the reversal of previously recognized expense. If we had determined unit-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted income per limited partner unit for the three and nine months ended June 30, 2005 and 2004 would have been as follows:

                                                    Three Months Ended      Nine Months Ended
                                                         June 30,               June 30,
                                                   --------------------   --------------------
                                                     2005        2004       2005       2004
                                                   ---------   --------   --------   ---------
Net (loss) income as reported                      $ (51,276)  $(24,132)  $ 89,237   $ 124,667
Add: Unit-based employee
     compensation expense
     included in reported net (loss) income              392         72        288         556
Deduct: Total stock and unit-based
     employee compensation expense
     determined under the fair
     value method for all awards                        (505)      (216)      (672)       (941)
                                                   ---------   --------   --------   ---------
Pro forma net (loss) income                        $ (51,389)  $(24,276)  $ 88,853   $ 124,282
                                                   ---------   --------   --------   ---------

Basic (loss) income per limited partner unit:
     As reported                                   $   (0.93)  $  (0.45)  $   1.62   $    2.25
     Pro forma                                     $   (0.93)  $  (0.45)  $   1.61   $    2.24

Diluted (loss) income per limited partner unit:
     As reported                                   $   (0.93)  $  (0.45)  $   1.62   $    2.24
     Pro forma                                     $   (0.93)  $  (0.45)  $   1.61   $    2.24

      RECLASSIFICATIONS. We have reclassified certain prior-year balances to conform to the current period presentation.

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

2.    ACQUISITIONS

      During the nine months ended June 30, 2005, AmeriGas OLP acquired several retail propane distribution businesses for total cash consideration of approximately $22,600. The operating results of these businesses have been included in our operating results from

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      their respective dates of acquisition. The pro forma effects of these transactions were not material to the Partnership's results of operations.

3.    LONG-TERM DEBT

      In April 2005, the Partnership repaid $53,750 of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35,000 term loan due on October 1, 2006, borrowings under its revolving credit facility and existing cash balances.

      In May 2005, the Partnership refinanced $373,360 of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415,000 of 7.25% Senior Notes due 2015. In connection with the refinancing, the Partnership incurred a loss on early extinguishment of debt totaling $33,602, which is reflected in the condensed consolidated statements of income for the three and nine months ended June 30, 2005.

4.    DISTRIBUTION INCREASE

      In April 2005, the General Partner declared an increase in the Partnership's regular quarterly distribution to $0.56 per limited partner unit which was payable May 18, 2005 to unit holders of record May 10, 2005. The annualized distribution rate after the increase will be $2.24 per limited partner unit.

5.    SALE OF OWNERSHIP INTEREST IN ATLANTIC ENERGY, INC.

      In November 2004, the Partnership sold its 50% ownership interest in Atlantic Energy consisting of 3,500 shares of common stock ("Shares") pursuant to a Stock Purchase Agreement ("Agreement") by and between AmerE Holdings, Inc. ("AmerE"), an indirect wholly owned subsidiary of AmeriGas OLP, and UGI Asset Management, Inc., an indirect wholly owned subsidiary of UGI Corporation ("UGI"). UGI Asset Management, Inc. purchased AmerE's Shares for $11,504 in cash, which is net of post-closing adjustments, as defined in the Agreement. The Partnership recognized a pre-tax gain on the sale totaling $9,135 ($7,107 net of tax), which amount is included in "Other income, net" in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2005.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

6.    INTANGIBLE ASSETS

      The Partnership's intangible assets comprise the following:

                                      June 30,     September 30,
                                        2005           2004
                                    -----------    -------------
Subject to amortization:
     Customer relationships and
          noncompete agreements     $    50,177    $      44,770
     Accumulated amortization           (19,613)         (16,158)
                                    -----------    -------------
                                    $    30,564    $      28,612
                                    -----------    -------------

Not subject to amortization:
     Goodwill                       $   525,873    $     515,738
     Excess reorganization value         93,320           93,320
                                    -----------    -------------
                                    $   619,193    $     609,058
                                    -----------    -------------

      The increases in intangible assets during the nine months ended June 30, 2005 resulted from Partnership business acquisitions. Amortization expense of intangible assets was $1,103 and $3,456 for the three and nine months ended June 30, 2005, respectively, and $1,067 and $3,186 for the three and nine months ended June 30, 2004, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2005 - $4,596; Fiscal 2006 - $4,369; Fiscal 2007 -
      $3,731; Fiscal 2008 - $3,455; Fiscal 2009 - $3,127.

7.    RELATED PARTY TRANSACTIONS

      Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $72,404 and $231,833 during the three and nine months ended June 30, 2005, respectively, and $71,509 and $234,946 during the three and nine months ended June 30, 2004, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

      UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $4,008 and $9,762 during the three and nine months ended June 30, 2005, respectively, and $2,154 and $7,686 during the three and nine months ended June 30, 2004, respectively. In addition, UGI and certain of its subsidiaries (excluding Atlantic Energy which is discussed separately) provide office space and automobile liability insurance and sold propane to the Partnership. These costs totaled $814 and $2,968 during the three and nine months

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      ended June 30, 2005, respectively, and $679 and $1,919 during the three and nine months ended June 30, 2004, respectively.

      Prior to the November 2004 sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2,420 during the nine months ended June 30, 2005, all of which occurred prior to the sale of our ownership interests. The total dollar value of propane purchased on behalf of Atlantic Energy was $3,875 and $25,108 during the three and nine months ended June 30, 2004, respectively. AmeriGas OLP still purchases propane from Atlantic Energy, now owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and nine months ended June 30, 2005 totaled $3,888 and $23,952, respectively, and during the three and nine months ended June 30, 2004 totaled $3,091 and $25,125, respectively.

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

      Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during the three and nine months ended June 30, 2005 and 2004. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy. No amounts were due from Atlantic Energy at June 30. 2005. Amounts due from Atlantic Energy at September 30, 2004 and June 30, 2004 totaled $2,906 and $1,421, respectively. Amounts due from Atlantic Energy are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

8.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $10,000 at June 30, 2005. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In March 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, subsequently assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At June 30, 2005, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

9.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). It requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Partnership's statements of operations through the end of the requisite service period. The Partnership does not believe that the adoption of SFAS 123R will have a material impact on its financial position or results of operations. For disclosure regarding pro forma net income and earnings per unit as if we had determined unit-based compensation under the fair value method prescribed by SFAS 123, see Note
1.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

      change significantly as a result of the exchange. SFAS 153 is effective for interim periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on our consolidated financial position or results of operations.

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

                             AMERIGAS PARTNERS, L.P.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended June 30, 2005 ("2005 three-month period") with the three months ended June 30, 2004 ("2004 three-month period") and (2) the nine months ended June 30, 2005 ("2005 nine-month period") with the nine months ended June 30, 2004 ("2004 nine-month period").

EXECUTIVE OVERVIEW

The Partnership's results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. Weather during the first half of our fiscal year was 6.2% warmer than normal compared to 4.1% warmer than normal in the prior-year winter heating season. In addition to the weather conditions, our volumes reflect the effects of customer conservation due to high propane prices.

During the past nine months, the Partnership refinanced $373.4 million of its 8.875% Senior Notes due 2011 with $415 million of 7.25% Senior Notes and incurred a loss on early extinguishment of debt totaling $33.6 million. The refinancing extended the maturity of our debt several years and will lower annual interest expense. The Partnership acquired several retail propane distribution businesses during the 2005 nine-month period which is consistent with its growth through acquisitions strategy. In addition, our PPX(R) grill cylinder exchange business increased its sales and exchange volumes 6% compared to the 2004 nine-month period, but its contribution to our earnings decreased principally reflecting competitive pricing pressures and the higher cost of propane. Also, the Partnership's earnings include an after-tax gain of $7.1 million from the November 2004 sale of its 50% ownership in Atlantic Energy, Inc. ("Atlantic Energy").

The Partnership reported net income of $89.2 million and net income per diluted limited partner unit of $1.62 during the nine months ended June 30, 2005, which includes the previously mentioned $33.6 million charge for the early extinguishment of debt and an after-tax gain of $7.1 million ($0.13 per limited partner unit) in connection with the sale of Atlantic Energy. The Partnership's results were adversely affected by warmer than normal weather and the negative effects of customer conservation resulting from higher propane selling prices due to significantly higher propane product costs. The combination of these factors resulted in an approximate 3% decrease in retail propane volumes sold compared to the prior-year nine-month period.

                             AMERIGAS PARTNERS, L.P.

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD

                                                                       Increase
         Three Months Ended June 30,              2005     2004       (Decrease)
----------------------------------------------   ------   ------   ----------------
(millions of dollars)
Gallons sold (millions):
     Retail                                       181.9    175.2       6.7      3.8 %
     Wholesale                                     19.2     55.0     (35.8)   (65.1)%
                                                 ------   ------   -------
                                                  201.1    230.2     (29.1)   (12.6)%
                                                 ======   ======   =======
Revenues:
     Retail propane                              $297.9   $247.9   $  50.0     20.2%
     Wholesale propane                             18.1     34.6     (16.5)   (47.7)%
     Other                                         33.5     32.6       0.9      2.8%
                                                 ------   ------   -------
                                                 $349.5   $315.1   $  34.4     10.9%
                                                 ======   ======   =======

Total margin (a)                                 $140.5   $131.1   $   9.4      7.2%
EBITDA (b)                                       $(13.7)  $ 16.1   $ (29.8)  (185.1)%
Operating income (loss)                          $  1.6   $ (4.0)  $   5.6    140.0%
Net loss                                         $(51.3)  $(24.1)  $ (27.2)   112.9%
Heating degree days - % warmer than normal (c)     (4.9)    (8.0)        -        -

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

      The following table includes reconciliations of net income to EBITDA for the periods presented:

                        Three Months Ended
                             June 30,
                        -------------------
                          2005        2004
                        --------    -------
Net loss                $  (51.3)   $ (24.1)
Income tax benefit          (0.3)      (0.2)
Interest expense            19.7       20.5
Depreciation                16.9       18.6
Amortization                 1.3        1.3
                        --------    -------
EBITDA                  $  (13.7)   $  16.1
                        ========    =======

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

                             AMERIGAS PARTNERS, L.P.

Based upon national heating degree-day data, temperatures were 4.9% warmer than normal during the 2005 three-month period compared to temperatures that were 8.0% warmer than normal during the 2004 three-month period. Retail propane volumes sold increased 3.8% which reflects the effects of recent acquisitions on volumes sold and significantly colder weather in May than in the prior year. In the 2005 three-month period, our average retail propane product costs were approximately 32% higher than in the 2004 three-month period, which resulted in higher year-over-year prices to our customers. These higher prices resulted in customer conservation which limited the increase in volumes sold. Low-margin wholesale propane volumes sold decreased during the 2005 three-month period reflecting lower volumes sold in connection with product cost hedging activities.

Retail propane revenues increased $50.0 million reflecting a $40.4 million increase due to higher average selling prices and a $9.6 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $16.5 million reflecting a $22.5 million decrease due to lower volumes sold partially offset by a $6.0 million increase resulting from higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect the continuance of significantly higher propane product costs compared to the prior year. The average wholesale cost per gallon of propane at Mont Belvieu, one of the major propane supply points in the United States, was approximately 26% greater than the average cost per gallon during the 2004 three-month period. Total cost of sales increased $25.0 million reflecting the increase in propane product costs and, to a much lesser extent, the increased volumes sold. Total margin increased $9.4 million compared to the 2004 three-month period reflecting higher retail volumes sold, slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

EBITDA during the 2005 three-month period was $(13.7) million compared to $16.1 million during the 2004 three-month period. The $29.8 million decline in EBITDA reflects a $33.6 million loss on early extinguishment of debt resulting from the Partnership's refinancing of $373.4 million of its Senior Notes in May 2005 and increased operating and administrative expenses which were partially offset by the previously mentioned increase in total margin. Operating and administrative expenses increased $6.6 million principally reflecting higher performance-based compensation and benefit costs, general insurance expense, vehicle fuel expense and vehicle lease expense. Operating income increased $5.6 million reflecting the increase in total margin, a decrease in depreciation expense and an increase in other income largely offset by the previously mentioned increase in operating and administrative expenses. The $1.1 million increase in other income primarily reflects increased gains from fixed asset disposals. Net income in the 2005 three-month period decreased $27.2 million reflecting the increase in operating income and $0.8 million lower interest expense which was more than offset by the $33.6 million loss on extinguishment of debt.

                             AMERIGAS PARTNERS, L.P.

2005 NINE-MONTH PERIOD COMPARED WITH 2004 NINE-MONTH PERIOD

                                                                        Increase
         Nine Months Ended June 30,            2005        2004        (Decrease)
------------------------------------------   ---------   ---------   --------------
(millions of dollars)
Gallons sold (millions):
     Retail                                      857.5       883.6    (26.1)   (3.0)%
     Wholesale                                   123.0       200.3    (77.3)  (38.6)%
                                             ---------   ---------   ------
                                                 980.5     1,083.9   (103.4)   (9.5)%
                                             =========   =========   ======
Revenues:
     Retail propane                          $ 1,384.0   $ 1,221.8   $162.2    13.3%
     Wholesale propane                           113.2       138.1    (24.9)  (18.0)%
     Other                                       106.8       103.1      3.7     3.6%
                                             ---------   ---------   ------
                                             $ 1,604.0   $ 1,463.0   $141.0     9.6%
                                             =========   =========   ======

Total margin                                 $   614.1   $   619.3   $ (5.2)   (0.8)%
EBITDA (a)                                   $   208.0   $   247.3   $(39.3)  (15.9)%
Operating income                             $   187.2   $   189.5   $ (2.3)   (1.2)%
Net income                                   $    89.2   $   124.7   $(35.5)  (28.5)%
Heating degree days - % warmer than normal        (6.1)       (4.6)       -       -

(a) The following table includes reconciliations of net income to EBITDA for the periods presented:

                       Nine Months Ended
                            June 30,
                      ------------------
                       2005       2004
                      -------    -------
Net income            $  89.2    $ 124.7
Income tax expense        1.8        0.3
Interest expense         61.0       62.8
Depreciation             51.9       55.6
Amortization              4.1        3.9
                      -------    -------
EBITDA                $ 208.0    $ 247.3
                      =======    =======

Temperatures during the 2005 nine-month period were 6.1% warmer than normal compared to temperatures that were 4.6% warmer than normal during the 2004 nine-month period. Retail propane volumes sold decreased 3% principally due to the warmer than normal winter weather and the negative effects of customer conservation on volumes sold which is primarily attributed to increased propane selling prices. Low-margin wholesale propane volumes sold decreased during the 2005 nine-month period reflecting lower volumes sold in connection with product cost hedging activities.

Retail propane revenues increased $162.2 million reflecting a $198.3 million increase due to higher average selling prices partially offset by a $36.1 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $24.9 million reflecting a $53.3 million decrease due to lower volumes sold partially offset by a $28.4 million increase due to higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs. The average wholesale cost per gallon of propane at

                             AMERIGAS PARTNERS, L.P.

Mont Belvieu was approximately 29% greater than the average cost per gallon during the 2004 nine-month period. Total cost of sales increased $146.2 million reflecting the higher propane product costs. Total margin decreased $5.2 million principally due to the lower retail volumes sold partially offset by slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

Notwithstanding a $9.1 million pre-tax gain recognized on the Partnership's sale of its 50% ownership interest in Atlantic Energy, EBITDA during the 2005 nine-month period decreased $39.3 million compared to the 2004 nine-month period as a result of the $33.6 million loss on early extinguishment of debt resulting from the Partnership's refinancing of its Senior Notes in May 2005, an $11.1 million increase in operating and administrative expenses and the decrease in total margin. The increase in operating and administrative expenses principally resulted from higher vehicle fuel expense, vehicle lease costs and general insurance expense. Operating income decreased $2.3 million reflecting the decrease in total margin and the higher operating and administrative expenses partially offset by higher other income, which reflects the gain on the sale of Atlantic Energy, and slightly lower depreciation expense. Net income in the 2005 nine-month period decreased $35.5 million reflecting the $33.6 million loss on early extinguishment of debt, lower operating income and increased income taxes resulting from the Partnership's gain on the sale of its ownership interest in Atlantic Energy partially offset by lower interest expense.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at June 30, 2005 totaled $914.4 million (including current maturities of $118.7 million) compared to $901.4 million (including current maturities of $60.1 million) at September 30, 2004. In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35 million term loan ("AmeriGas OLP Term Loan") due October 1, 2006, borrowings under its revolving credit facility and existing cash balances. In May 2005, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415.0 million of 7.25% Senior Notes due 2015. In connection with the refinancing, the Partnership incurred a loss on early extinguishment of debt totaling $33.6 million.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At June 30, 2005, there were $15 million of borrowings outstanding under the Credit Agreement, which are classified as bank loans on the Condensed Consolidated Balance Sheet. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating season months due to the need to fund higher levels of working capital. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $57.8 million at June 30, 2005.

                             AMERIGAS PARTNERS, L.P.

AmeriGas OLP also has a credit agreement with the General Partner to borrow up to $20 million on an unsecured, subordinated basis, for working capital and general purposes. UGI has agreed to contribute up to $20 million to the General Partner to fund such borrowings.

AmeriGas Partners periodically issues debt and equity securities and expects to continue issuing securities in the future. It has issued debt securities and Common Units in underwritten public offerings in each of the last three fiscal years, and if market conditions are acceptable, it may issue Common Units in the near future. Most recently, it issued debt securities through a private placement in May 2005 and Common Units in May 2004 in an underwritten public offering. Proceeds of the offerings are used to refinance indebtedness and for general Partnership purposes, including funding acquisitions. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity securities pursuant to an unallocated shelf registration statement.

In April 2005, the Partnership declared an increase in the regular quarterly distribution to $0.56 per limited partnership unit ($2.24 on an annual basis). The quarterly distribution of $0.56 for the quarter ended June 30, 2005 will be paid on August 18, 2005 to holders of record on August 10, 2005. During the nine months ended June 30, 2005, the Partnership declared and paid the quarterly distributions on all limited partner units for the quarters ended September 30, 2004, December 31, 2005 and March 31, 2005. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership's control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $5.0 million at June 30, 2005 compared to $40.6 million at September 30, 2004. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the nine months ended June 30, 2005 are not necessarily indicative of cash flows to be expected for a full year. The Partnership uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow provided by operating activities was $107.8 million during the 2005 nine-month period compared to $109.0 million during the 2004 nine-month period. Cash flow from operating activities before changes in working capital was $176.1 million in the 2005 nine-month period compared to $191.7 million in the prior-year nine-month period. Cash required to fund changes in operating working capital during the 2005 nine-month period totaled $68.4 million compared to the $82.7 million required in the prior-year nine-month period largely reflecting the changes in accounts receivables.

                             AMERIGAS PARTNERS, L.P.

INVESTING ACTIVITIES. We spent $50.1 million for property, plant and equipment (including maintenance capital expenditures of $15.5 million and growth capital expenditures of $34.6 million) during the nine months ended June 30, 2005 compared to $44.6 million (including maintenance capital expenditures of $15.1 million and growth capital expenditures of $29.5 million) during the prior-year nine-month period. The increase is due to greater expenditures relating to growth initiatives. The increase in proceeds received from disposals of assets reflects nine district locations sold during the 2005 nine-month period compared to three district locations sold in the 2004 nine-month period. During the 2005 nine-month period, the Partnership sold its 50% ownership interest in Atlantic Energy for $11.5 million. The Partnership acquired several retail propane businesses for $22.6 million during the 2005 nine-month period compared to $33.4 million during the 2004 nine-month period.

FINANCING ACTIVITIES. Cash flow used by financing activities was $97.6 million in the 2005 nine-month period compared to $61.5 million in the prior-year period. The Partnership's financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests. As previously mentioned, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415.0 million of 7.25% Senior Notes due 2015. The Partnership also incurred a $33.6 million loss on extinguishment of debt in connection with its repayment of the 8.875% Senior Notes. In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from the $35 million AmeriGas OLP Term Loan, borrowings under its revolving credit facility and existing cash balances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). It requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our financial position and results of operations.

                             AMERIGAS PARTNERS, L.P.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Partnership's statements of operations through the end of the requisite service period. The Partnership does not believe that the adoption of SFAS 123R will have a material impact on its financial position or results of operations. For disclosure regarding pro forma net income and earnings per unit as if we had determined unit-based compensation under the fair value method prescribed by SFAS 123, see Note 1 to the Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for interim periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on its consolidated financial position or results of operations.

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

                             AMERIGAS PARTNERS, L.P.

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

Our variable rate debt includes borrowings under AmeriGas OLP's Credit Agreement and the AmeriGas OLP Term Loan. These agreements have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2005. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2005. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                        Fair       Change in
                                        Value      Fair Value
                                        -----      ----------
                                        (Millions of dollars)
June 30, 2005:
     Propane commodity price risk       $ 5.1      $    (13.3)
     Interest rate risk                  (7.0)           (3.7)

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

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

EXHIBIT NO.                       EXHIBIT                      REGISTRANT      FILING     EXHIBIT
-----------    -------------------------------------------   --------------   ---------   -------
 4.1           Fifth Supplemental Indenture dated April         AmeriGas      Form 8-K       4.1
               13, 2005 by and among Wachovia Bank,          Partners, L.P.    (5/9/05)
               National Association, successor to First
               Union National Bank, as trustee, AmeriGas
               Partners, L.P., a Delaware limited
               partnership, and AP Eagle Finance Corp., a
               Delaware corporation, to the Indenture
               dated August 21, 2001 by and among First
               Union National Bank, as trustee, AmeriGas
               Partners, L.P., and AP Eagle Finance Corp.

 4.2           Indenture, dated May 3, 2005, by and among       AmeriGas      Form 8-K       4.1
               AmeriGas Partners, L.P., a Delaware limited   Partners, L.P.    (5/6/05)
               partnership, AmeriGas Finance Corp., a
               Delaware corporation, and Wachovia Bank,
               National Association, as trustee.

10.1           Credit Agreement, dated as of April 18,          AmeriGas      Form 8-K      10.1
               2005, by and among AmeriGas Propane, L.P.,    Partners, L.P.   (4/22/05)
               as Borrower, AmeriGas Propane, Inc., as a
               Guarantor, Petrolane Incorporated, as a
               Guarantor, Wachovia Bank, National
               Association, as Agent, and the other
               financial institutions party thereto.

                             AMERIGAS PARTNERS, L.P.

EXHIBIT NO.                       EXHIBIT                      REGISTRANT      FILING     EXHIBIT
-----------    -------------------------------------------   --------------   ---------   -------
10.2           Registration Rights Agreement, dated May 3,      AmeriGas      Form 8-K      99.1
               2005, by and among AmeriGas Partners, L.P.,   Partners, L.P.    (5/6/05)
               a Delaware limited partnership, AmeriGas
               Finance Corp., a Delaware corporation,
               AmeriGas Propane, L.P., a Delaware limited
               partnership, AmeriGas Eagle Propane, L.P.,
               a Delaware limited partnership, AmeriGas
               Propane, Inc., a Pennsylvania corporation,
               AmeriGas Eagle Holdings, Inc., a Delaware
               corporation, and Credit Suisse First Boston
               LLC, Citigroup Global Markets Inc., and
               Wachovia Capital Markets, LLC.

31.1           Certification by the Chief Executive
               Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification by the Chief Financial
               Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32             Certification by the Chief Executive
               Officer and the Chief Financial Officer
               relating to the Registrant's Report on Form
               10-Q for the quarter ended June 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                             AMERIGAS PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AmeriGas Partners, L.P.
                                      --------------------------------------
                                      (Registrant)

                                      By: AmeriGas Propane, Inc.,
                                          as General Partner

Date: August 5, 2005                  By: /s/ Michael J. Cuzzolina
                                      -----------------------------------
                                      Michael J. Cuzzolina
                                      Vice President - Finance
                                      and Chief Financial Officer

Date: August 5, 2005                  By: /s/ William J. Stanczak
                                      ---------------------------------------
                                      William J. Stanczak
                                      Controller and Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                 EXHIBIT INDEX

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.