Form 10-K
period 2005-09-30
AMERIGAS PARTNERS LP
filed 2005-12-13
CIK 932628

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                         Commission file number 1-13692

                             AMERIGAS PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                     23-2787918
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                 460 North Gulph Road, King of Prussia, PA 19406
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (610) 337-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
           --------------              -----------------------------------------
Common Units representing limited            New York Stock Exchange, Inc.
        partner interests

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

The aggregate market value of AmeriGas Partners, L.P. Common Units held by nonaffiliates of AmeriGas Partners, L.P. on March 31, 2005 was approximately $871,673,961. At December 1, 2005, there were outstanding 56,797,105 Common Units representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 2005 are incorporated by reference in Part II of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I:.............................................................................      1

   Item 1.  Business................................................................      1

   Item 1A. Risk Factors............................................................     10

   Item 1B. Unresolved Staff Comments...............................................     13

   Item 2.  Properties..............................................................     13

   Item 3.  Legal Proceedings.......................................................     15

   Item 4.  Submission of Matters to a Vote of Security Holders.....................     15

PART II:............................................................................     16

   Item 5.  Market for Registrant's Common Equity, Related Security Holder Matters
            and Issuer Purchases of Equity Securities...............................     16

   Item 6.  Selected Financial Data.................................................     18

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................     19

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............     33

   Item 8.  Financial Statements and Supplementary Data.............................     33

   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure....................................................     33

   Item 9A. Controls and Procedures.................................................     33

   Item 9B. Other Information.......................................................     34

PART III:...........................................................................     35

   Item 10. Directors and Executive Officers of the General Partner.................     36


                                       (i)

   Item 11. Executive Compensation..................................................     41

   Item 12. Security Ownership of Certain Beneficial Owners and Management and
            Related Securityholder Matters..........................................     52

   Item 13. Certain Relationships and Related Transactions..........................     55

   Item 14. Principal Accountant Fees and Services..................................     58

PART IV:............................................................................     59

   Item 15. Exhibits and Financial Statement Schedules..............................     59

            Signatures..............................................................     67

            Index to Financial Statements and Financial Statement Schedules.........    F-2


                                      (ii)

PART I:

ITEM 1. BUSINESS

GENERAL

     AmeriGas Partners, L.P. ("AmeriGas Partners" or the "Partnership") is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States, distributing more than one billion gallons of propane annually. As of September 30, 2005, we served approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 650 district locations in 46 states.

     We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. ("AmeriGas OLP") and its subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP" and together with AmeriGas OLP, the "Operating Partnership"), both Delaware limited partnerships. Our common units ("Common Units"), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms "Partnership" and "AmeriGas Partners," as well as the terms "our," "we," and "its," are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

     AmeriGas Propane, Inc. is our general partner (the "General Partner") and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation ("UGI"), a public company listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The General Partner has an effective 44% ownership interest in the Partnership. See Notes 1 and 2 to the Partnership's Consolidated Financial Statements.

BUSINESS STRATEGY

     Our strategy is to increase market share through acquisitions and internal growth, leverage our national and local economies of scale and achieve operating efficiencies through productivity improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy, because only modest growth in total demand for propane is foreseen. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We compete for acquisitions with others engaged in the propane distribution business. Although we believe there are numerous potential acquisition candidates in the industry, there can be no assurance that we will find attractive candidates in the future, or that we will be able to acquire such candidates on economically acceptable terms. Internal growth will be provided in part from expansion of our PPX Prefilled Propane Xchange(R) program (through which consumers can exchange an empty propane grill cylinder for a filled one) and our Strategic Accounts program (through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers). In addition, we believe opportunities exist to grow our business internally through sales and marketing programs designed to attract and retain customers.

GENERAL PARTNER INFORMATION

     The Partnership's website can be found at www.amerigas.com. The Partnership makes available free of charge at this website (under the "Investor Relations & Corporate Governance - SEC filings" caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner's Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership's website, under the caption "Investor Relations & Corporate Governance - Corporate Governance." All of these documents are also available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.

FORWARD-LOOKING STATEMENTS

     Some information contained in this Annual Report on Form 10-K may contain forward-looking statements. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

     A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting any increase in revenues;
(6) liability for environmental claims; (7) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (11) political, regulatory and economic conditions in the United States and foreign countries; and (12) reduced access to capital markets and interest rate fluctuations.

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

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

PRODUCTS, SERVICES AND MARKETING

     As of September 30, 2005, the Partnership served approximately 1.3 million customers from district locations in 46 states. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 47 states throughout the United States. It is also licensed as a carrier in Canada.

     The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 87% of the Partnership's fiscal year 2005 sales (based on gallons sold) were to retail accounts and approximately 13% were to wholesale customers. Sales to residential customers in fiscal 2005 represented approximately 41% of retail gallons sold; commercial/industrial customers 34%; motor fuel customers 14%; and agricultural customers 6%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of 2005 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership's consolidated revenues.

     The Partnership continues to expand its PPX Prefilled Propane Xchange program ("PPX (R)"). At September 30, 2005, PPX was available at approximately 21,800 retail locations throughout the United States. Sales of our PPX grill cylinders to retailers are included in the commercial/industrial market. The PPX program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders and to purchase filled cylinders at various retail locations such as home centers, mass merchandisers and grocery and convenience stores.

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

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 24 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place.

PROPANE SUPPLY AND STORAGE

     The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2005, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2006. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP (formerly, Dynegy Liquids Marketing and Trade), no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2005. In certain market areas, however, some suppliers provide more than 50% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

     The Partnership's supply contracts typically provide for pricing based upon
(i) index formulas using the current prices established at major storage points such as Mont Belvieu,

Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona and Pennsylvania, as well as at smaller facilities in several other states.

     Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

     The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES

        Mont Belvieu  Conway
        ------------  ------
Oct-00     61.82       64.05
Nov-00     60.71       60.45
Dec-00     77.63       79.75
Jan-01     77.27       83.03
Feb-01     59.39       63.03
Mar-01     54.94       57.12
Apr-01     54.37       60.26
May-01     51.20       56.90
Jun-01     43.17       47.70
Jul-01     38.87       43.27
Aug-01     41.54       45.71
Sep-01     41.67       46.53
Oct-01     39.48       44.19
Nov-01     33.04       35.19
Dec-01     30.43       30.34
Jan-02     29.05       26.60
Feb-02     31.20       27.92
Mar-02     37.95       35.93
Apr-02     41.52       40.07
May-02     40.69       38.09
Jun-02     37.51       35.25
Jul-02     37.19       35.47
Aug-02     41.49       41.53
Sep-02     47.17       45.93
Oct-02     47.95       47.12
Nov-02     47.26       48.01
Dec-02     52.40       52.32
Jan-03     60.38       57.70
Feb-03     77.30       73.03
Mar-03     62.77       57.09
Apr-03     50.42       50.28
May-03     54.09       55.41
Jun-03     55.98       59.71
Jul-03     53.01       58.90
Aug-03     54.84       63.63
Sep-03     52.00       59.44
Oct-03     55.44       65.21
Nov-03     54.66       58.12
Dec-03     62.87       64.15
Jan-04     74.35       67.56
Feb-04     69.98       61.99
Mar-04     58.64       56.35
Apr-04     60.62       58.55
May-04     67.65       64.37
Jun-04     67.12       64.27
Jul-04     74.21       71.65
Aug-04     83.84       86.44
Sep-04     80.18       81.98
Oct-04     90.48       93.75
Nov-04     86.27       92.24
Dec-04     77.88       81.95
Jan-05     73.56       73.86
Feb-05     75.77       73.30
Mar-05     87.61       85.07
Apr-05     85.44       84.14
May-05     79.55       81.47
Jun-05     81.87       85.77
Jul-05     84.55       89.00
Aug-05     94.16       96.07
Sep-05    112.57      111.96

COMPETITION

     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

     In the motor fuel market, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.

     The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX and Strategic Accounts programs as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

     The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses.

     Based on the most recent annual survey by the American Petroleum Institute, 2003 domestic retail propane sales (annual sales for other than chemical uses) totaled approximately 11.8 billion gallons and, based on LP-GAS magazine rankings, 2004 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 36% of domestic retail sales. Based upon 2003 sales data, management believes the Partnership's 2005 retail volume represents approximately 9% of domestic retail sales.

TRADE NAMES, TRADE AND SERVICE MARKS

     The Partnership markets propane principally under the "AmeriGas(R)," "America's Propane Company(R)" and "PPX Prefilled Propane Xchange(R)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" name and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

SEASONALITY

     Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 58% of the Partnership's fiscal year 2005 retail sales volume occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

     Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

     The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 2 and 11 to the Partnership's Consolidated Financial Statements.

     All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association ("NFPA") Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. The latest version of NFPA Pamphlet No. 58, adopted by a number of states, requires certain stationary cylinders that are filled in place to be re-certified periodically, depending on the age of the cylinders. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

     With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. These regulations cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.

EMPLOYEES

     The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2005, the General Partner had approximately 6,000 employees, including approximately 465 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

ITEM 1A. RISK FACTORS

     DECREASES IN THE DEMAND FOR PROPANE BECAUSE OF WARMER-THAN-NORMAL HEATING SEASON WEATHER OR POOR WEATHER MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Because many of our customers rely on propane as a heating fuel, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, the volume of propane sold is at its highest during the five-month peak heating season of November through March and is directly affected by the severity of the winter weather. For example, historically approximately 55% to 60% of our annual retail propane volumes are sold during these months. There can be no assurance that normal winter weather in our service territories will occur in the future.

     The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our PPX(R) operations experience higher volumes in the spring and summer, mainly due to the grillinG season. Sustained periods of poor weather can negatively affect our PPX(R) revenues. Poor weather may also cause a reduction in the purchase and use of grills and other propane-filled appliances which could reduce the demand for our portable propane tank exchange services.

     OUR PROFITABILITY IS SUBJECT TO PROPANE PRICING AND INVENTORY RISK.

     The retail propane business is a "margin-based" business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that we and other marketers purchase can change rapidly over a short period of time. Most of our propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas or Conway, Kansas. Because our profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the industry, we may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause us to sell inventory at less than the price we purchased it, which could adversely affect our operating results.

     HIGH PROPANE COSTS CAN LEAD TO CUSTOMER CONSERVATION, RESULTING IN REDUCED DEMAND FOR OUR PRODUCT.

     Prices for propane are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high propane costs, our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.

     OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY COMPETITION FROM OTHER ENERGY SOURCES.

     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking.

     Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, however, so a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

     OUR ABILITY TO INCREASE REVENUES IS ADVERSELY AFFECTED BY THE MATURITY OF THE RETAIL PROPANE INDUSTRY.

     The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of our PPX(R) program and our Strategic Accounts program, as well as the success of our marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.

     OUR ABILITY TO GROW WILL BE ADVERSELY AFFECTED IF WE ARE NOT SUCCESSFUL IN MAKING ACQUISITIONS OR IN INTEGRATING THE ACQUISITIONS WE HAVE MADE.

     We have historically expanded our propane business through acquisitions. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions or that any additional debt incurred to finance an acquisition will not affect our ability to make distributions.

     To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management's attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse affect on our business, financial condition and results of operations.

     WE ARE SUBJECT TO OPERATING AND LITIGATION RISKS THAT MAY NOT BE COVERED BY INSURANCE.

     Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as propane for use by consumers. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that such levels of insurance will be available in the future at economical prices.

     OUR NET INCOME WILL DECREASE IF WE ARE REQUIRED TO INCUR ADDITIONAL COSTS TO COMPLY WITH NEW GOVERNMENTAL SAFETY, HEALTH, TRANSPORTATION AND ENVIRONMENTAL REGULATION.

     We are subject to various federal, state and local safety, health, transportation and environmental laws and regulations governing the storage, distribution and transportation of propane. We have implemented safety and environmental programs and policies designed to avoid potential liability and costs under applicable laws. It is possible, however, that we will incur increased costs as a result of complying with new safety, health, transportation and environmental regulations and that such costs will reduce our net income. It is also possible that material environmental liabilities will be incurred, including those relating to claims for damages to property and persons.

     THE IRS COULD TREAT US AS A CORPORATION FOR TAX PURPOSES OR CHANGES IN LAW COULD SUBJECT US TO ENTITY-LEVEL TAXATION, WHICH WOULD SUBSTANTIALLY REDUCE THE CASH AVAILABLE FOR DISTRIBUTION TO HOLDERS OF COMMON UNITS.

     The availability to a common unitholder of the federal income tax benefits of an investment in the common units depends, in large part, on our classification as a partnership for federal income tax purposes. No ruling from the IRS as to this status has been or is expected to be requested.

     If we were classified as a corporation for federal income tax purposes, we would be required to pay tax on our income at corporate tax rates (currently a 35% federal rate), and distributions received by the common unitholders would generally be taxed a second time as corporate distributions. Because a tax would be imposed upon us as an entity, the cash available for distribution to the common unitholders would be substantially reduced. Treatment of us as a corporation would cause a material reduction in the anticipated cash flow and after-tax return to the common unitholders, likely causing a substantial reduction in the value of the common units.

     The law could be changed so as to cause us to be treated as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. If we become subject to widespread entity-level taxation for state tax purposes, it could substantially reduce distributions to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, certain provisions of our partnership agreement will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of this law on us. Any such reductions could increase our general partner's percentage of cash distributions and decrease our limited partners' percentage of cash distributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     As of September 30, 2005, the Partnership owned approximately 79% of its district locations. The Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties, and it leases a 1.3 million gallon storage terminal in Pennsylvania. In addition, the Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2005, the Partnership operated a transportation fleet with the following assets:

APPROXIMATE QUANTITY & EQUIPMENT TYPE    % OWNED   % LEASED
-------------------------------------    -------   --------
     520   Trailers                         94          6
     260   Tractors                         35         65
     180   Railroad tank cars                0        100
   2,600   Bobtail trucks                   13         87
     300   Rack trucks                      10         90
   2,150   Service and delivery trucks      16         84

Other assets owned at September 30, 2005 included approximately 840,000 stationary storage tanks with typical capacities of 121 to 2,000 gallons and approximately 2.3 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,300 large volume tanks which are used for its own storage requirements. The Partnership's subsidiary, AmeriGas OLP, has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 68% of the Partnership's property, plant and equipment.

ITEM 3. LEGAL PROCEEDINGS

     With the exception of the matter set forth below, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

South Coast Air Quality Management District Matter. On February 21, 2005, AmeriGas OLP, a principal operating subsidiary of AmeriGas Partners received notice from the South Coast (of California) Air Quality Management District ("SCAQMD") that it intended to seek civil penalties totaling $0.1 million for five violations of air emissions regulations at AmeriGas OLP's LPG terminal in San Pedro, California. On April 15, 2005, SCAQMD issued two additional notices of violation of regulations related to the installation of emission reduction equipment at the facility. AmeriGas OLP has resolved all of the notices of violations with SCAQMD. The terms of the settlement do not have a material effect on our results of operations or financial condition.

     Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to AmeriGas' acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys' fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the last fiscal quarter of the 2005 fiscal year.

PART II:

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                     PRICE RANGE         CASH
                   ---------------   ------------
2005 FISCAL YEAR    HIGH      LOW    DISTRIBUTION
----------------   ------   ------   ------------
Fourth Quarter     $35.00   $30.16       $0.56
Third Quarter       32.88    29.15        0.56
Second Quarter      31.23    28.36        0.55
First Quarter       30.56    26.11        0.55

                     PRICE RANGE         CASH
                   ---------------   ------------
2004 FISCAL YEAR    HIGH      LOW    DISTRIBUTION
----------------   ------   ------   ------------
Fourth Quarter     $29.64   $25.91       $0.55
Third Quarter       29.98    25.09        0.55
Second Quarter      30.19    27.84        0.55
First Quarter       28.37    24.80        0.55

     As of November 1, 2005, there were 1,510 record holders of the Partnership's Common Units.

     The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. (the "Partnership Agreement"), which is an exhibit to this Report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership's debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership's business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 5 and 6 to the Partnership's Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    Year Ended September 30,
                                                 --------------------------------------------------------------
                                                    2005         2004         2003         2002       2001 (a)
                                                 ----------   ----------   ----------   ----------   ----------
                                                             (Thousands of dollars, except per unit)
FOR THE PERIOD:
INCOME STATEMENT DATA:
   Revenues                                      $1,963,256   $1,775,900   $1,628,424   $1,307,880   $1,418,364
   Income before accounting changes              $   60,845   $   91,854   $   71,958   $   55,366   $   53,015
   Cumulative effect of accounting changes (b)           --           --           --           --       12,494
                                                 ----------   ----------   ----------   ----------   ----------
   Net income                                    $   60,845   $   91,854   $   71,958   $   55,366   $   65,509
                                                 ==========   ==========   ==========   ==========   ==========
   Limited partners' interest
      in net income                              $   60,237   $   90,935   $   71,238   $   54,812   $   64,854
   Income per limited partner
      unit - basic and diluted:
      Income before accounting changes           $     1.10   $     1.71   $     1.42   $     1.12   $     1.18
      Cumulative effect of accounting
         changes (b)                                     --           --           --           --         0.28
                                                 ----------   ----------   ----------   ----------   ----------
      Net income                                 $     1.10   $     1.71   $     1.42   $     1.12   $     1.46
                                                 ==========   ==========   ==========   ==========   ==========
   Cash distributions declared
      per limited partner unit                   $     2.22   $     2.20   $     2.20   $     2.20   $     2.20

AT PERIOD END:
BALANCE SHEET DATA:
   Current assets                                $  417,740   $  298,116   $  250,244   $  238,401   $  241,935
   Total assets                                   1,663,075    1,550,227    1,496,088    1,486,176    1,508,097
   Current liabilities (excluding debt)             338,928      292,402      253,255      250,984      250,187
   Total debt                                       913,502      901,351      927,286      955,784    1,005,904
   Minority interests                                 8,570        7,749        7,005        6,232        5,641
   Partners' capital                                337,417      289,038      253,683      228,366      203,505

OTHER DATA:
   Capital expenditures (including
      capital leases)                            $   63,584   $   62,303   $   53,429   $   53,472   $   39,204
   Retail propane gallons sold (millions)           1,034.9      1,059.1      1,074.9        987.5        866.8
   Degree days - % (warmer) colder
      than normal (c)                                  (6.9)        (4.9)         0.2        (10.0)         2.6

(a) Arthur Andersen LLP audited the Partnership's consolidated financial statements for 2001.

(b) Includes cumulative effect of accounting changes associated with the Partnership's changes in accounting for tank fee revenue and tank installation costs and the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration
     (NOAA) for 335 airports in the United States, excluding Alaska.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relates to AmeriGas Partners and the Operating Partnership. Our MD&A should be read in conjunction with our consolidated financial statements and related notes thereto incorporated by reference in this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

     AmeriGas Partners, the largest retail propane marketer in the United States, achieved net income of $60.8 million during Fiscal 2005, which includes a $33.6 million loss on the early extinguishment of debt and a $7.1 million after-tax gain on the sale of its 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy"). The loss on early extinguishment of debt was a result of the Partnership's refinancing of $373.4 million of 8.875% Senior Notes due 2011 with $415 million of 7.25% Senior Notes due 2015 (the "Refinancing"), which will reduce annual interest expense by approximately $3 million.

     Fiscal 2005 was a challenging year due in large part to continued high energy prices and approximately 7% warmer than normal weather. High energy costs resulted in a higher cost per gallon of propane and higher costs to fuel our delivery vehicles. Similar to Fiscal 2004, the Partnership was able to manage margins per gallon effectively during another year of rising propane product costs. However, the increase in retail propane prices negatively impacted our average customer usage causing volumes and total margin to decline.

     The propane industry is mature, with only modest growth in residential customer demand foreseen. Accordingly, the Partnership's growth strategy focuses on acquisition of other propane marketers and internal growth to be achieved by leveraging its geographical scope to secure regional and national accounts, serving the growing grill cylinder business and offering superior customer service, including unique pricing and payment programs.

     In Fiscal 2006 and beyond, the Partnership will continue to focus on growing its traditional customer base, including growth through acquisitions. The Partnership expects to achieve base business growth by providing best-in-class customer service and improving the effectiveness of its sales force, while maintaining competitive prices. In addition, the Partnership plans to control operating and administrative expenses by executing a series of initiatives to enhance productivity.

ANALYSIS OF RESULTS OF OPERATIONS

     The following analysis compares the Partnership's results of operations for
(1) the year ended September 30, 2005 ("Fiscal 2005") with the year ended September 30, 2004 ("Fiscal 2004") and (2) Fiscal 2004 with the year ended September 30, 2003 ("Fiscal 2003").

The following table provides gallon, weather and certain financial information for the Partnership and should be read in conjunction with "Fiscal 2005 Compared to Fiscal 2004" and "Fiscal 2004 Compared to Fiscal 2003":

                              (Millions of dollars)

                                      Year Ended September 30,
                                  --------------------------------
                                    2005        2004        2003
                                  --------    --------    --------
Gallons sold (millions):
   Retail                          1,034.9     1,059.1     1,074.9
   Wholesale                         148.7       225.0       209.8
                                  --------    --------    --------
                                   1,183.6     1,284.1     1,284.7
                                  ========    ========    ========
Revenues:
   Retail propane                 $1,679.2    $1,480.1    $1,375.5
   Wholesale propane                 140.5       159.6       127.1
   Other                             143.6       136.2       125.8
                                  --------    --------    --------
                                  $1,963.3    $1,775.9    $1,628.4
                                  ========    ========    ========
Total margin (a)                  $  743.3    $  746.7    $  718.1
EBITDA (b)                        $  215.9    $  255.9    $  234.4
Operating income                  $  177.3    $  176.7    $  164.0
Net income                        $   60.8    $   91.9    $   72.0
Degree days - % (warmer)/colder
   than normal (c)                    (6.9)%      (4.9)%       0.2%

(a)  Total margin represents total revenues less total cost of sales.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America ("GAAP"). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry and to evaluate the Partnership's ability to meet loan covenants. The Partnership's definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. The following table includes reconciliations of net income to EBITDA for the fiscal years presented:

                     Year Ended September 30,
                     ------------------------
                      2005     2004     2003
                     ------   ------   ------
Net income           $ 60.8   $ 91.9   $ 72.0
Income tax expense      1.5      0.2      0.6
Interest expense       79.9     83.2     87.2
Depreciation           68.2     75.5     70.4
Amortization            5.5      5.1      4.2
                     ------   ------   ------
EBITDA               $215.9   $255.9   $234.4
                     ======   ======   ======

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

FISCAL 2005 COMPARED WITH FISCAL 2004

     Weather in our service territories based upon heating degree days during Fiscal 2005 was 6.9% warmer than normal compared with weather that was 4.9% warmer than normal during Fiscal 2004. Retail propane volumes sold decreased approximately 2.3% principally due to the warmer than normal winter weather and the negative effects of customer conservation on volumes sold, which is primarily attributed to significantly higher propane selling prices. Low-margin wholesale propane volumes sold decreased during Fiscal 2005 reflecting lower volumes sold in connection with product cost hedging activities.

     Retail propane revenues increased $199.1 million reflecting a $232.9 million increase due to higher average selling prices partially offset by a $33.8 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $19.1 million reflecting a $54.1 million decrease due to lower volumes sold partially offset by a $35.0 million increase due to higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs. The average wholesale cost per gallon of propane during Fiscal 2005 at Mont Belvieu, one of the major supply points in the United States, was approximately 28% greater than the average cost per gallon during Fiscal 2004. Total cost of sales increased $190.8 million reflecting the higher propane product costs.

Total margin decreased $3.4 million principally due to the lower retail volumes sold partially offset by higher margin from ancillary sales and services and, to a much lesser extent, slightly higher average retail propane margins per gallon. Contributing to the decline in total margin during Fiscal 2005 was lower margin generated by our PPX program largely due to competitive pricing pressures and the high cost of propane.

     EBITDA during Fiscal 2005 decreased $40.0 million compared to Fiscal 2004 as a result of (1) the $33.6 million loss on early extinguishment of debt resulting from the Partnership's refinancing of its Senior Notes in May 2005,
(2) a $17.1 million increase in operating and administrative expenses and (3) a $3.4 million decrease in total margin all of which were partially offset by a $14.0 million increase in other income. The increase in operating and administrative expenses was primarily due to a $6.3 million increase in vehicle fuel expense and a $3.7 million increase in vehicle lease costs. Increases in maintenance and repairs, uncollectible accounts expense and general insurance expense among others also contributed to the higher operating and administrative expenses. The increase in other income primarily reflects the $9.1 million pre-tax gain on the sale of Atlantic Energy and higher gains on fixed asset disposals. Although EBITDA is not an alternative to cash flow, a measure of liquidity, performance or financial condition under GAAP, management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with other companies within the propane industry and to evaluate the Partnership's ability to meet loan covenants.

     Operating income increased slightly reflecting the previously mentioned increase in other income and a $7.3 million decrease in depreciation expense largely offset by the aforementioned higher operating and administrative expenses and lower total margin. As previously mentioned, the increased other income reflects the gain on the sale of Atlantic Energy. The decrease in depreciation expense is largely attributed to lower capital expenditures related to PPX. Net income in Fiscal 2005 decreased reflecting the $33.6 million loss on early extinguishment of debt and increased income taxes resulting from the Partnership's gain on the sale of its ownership interest in Atlantic Energy which were slightly offset by $3.3 million lower interest expense and the slightly higher operating income.

FISCAL 2004 COMPARED WITH FISCAL 2003

Based upon heating degree day data, temperatures in Fiscal 2004 were 4.9% warmer than normal compared to temperatures that were essentially normal in Fiscal 2003. Retail propane volumes sold during Fiscal 2004 decreased slightly compared to Fiscal 2003 as the effects of warmer than normal winter weather more than offset volume growth from acquisitions, principally the October 2003 acquisition of Horizon Propane LLC ("Horizon Propane"). In addition, Fiscal 2004 retail propane volumes were also negatively affected by customer conservation driven by significantly higher propane product costs. Low margin wholesale volumes increased primarily reflecting higher volumes sold in connection with product cost hedging activities.

     Retail propane revenues increased $104.6 million as a $124.8 million increase due to higher average selling prices was partially offset by a $20.2 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $32.5 million reflecting (1) a $23.3 million increase due to higher average selling prices and (2) a $9.2 million increase due to the higher volumes sold relating to product cost hedging activities. In Fiscal 2004, the propane industry experienced sustained higher propane product costs which resulted in higher average retail and wholesale selling prices. Total propane cost of sales increased $115.4 million principally reflecting the effects of significantly higher propane product costs.

     Despite lower retail volumes sold as a result of the warmer weather, total margin increased $28.6 million due to higher average retail propane margins per gallon and greater margin from non-propane sales and services. As a result of significantly higher propane product costs, the Partnership increased average retail selling prices realizing higher average margins per gallon while remaining competitive in the marketplace. Average PPX margin per gallon decreased in Fiscal 2004 as selling prices were lowered in response to competition in the marketplace. The effects of lower average PPX selling prices on PPX margin per gallon were partially offset by effective cost management initiatives. Margin from non-propane sales and services increased $6.9 million principally reflecting higher margin from tank rentals, PPX cylinder sales and hauling and terminal sales and services.

     EBITDA increased $21.5 million in Fiscal 2004 reflecting (1) the previously mentioned increase in total margin, (2) the absence of a $3.0 million loss on extinguishment of long-term debt incurred in Fiscal 2003, and (3) a $2.8 million increase in other income. These increases were partially offset by a $12.6 million increase in operating and administrative expenses principally due to higher compensation, distribution, administrative and general insurance expenses, partially offset by the absence of $3.8 million of expenses associated with initiating the management realignment in Fiscal 2003 and the continued beneficial effects on Fiscal 2004 operating expenses of the realignment. Other income in Fiscal 2004 increased principally due to greater income from finance charges.

     Operating income in Fiscal 2004 increased $12.7 million as the previously mentioned increases in margin and other income were partially offset by (1) higher depreciation and amortization expense related to recent acquisitions, (2) higher depreciation associated with PPX and (3) the aforementioned increase in operating expenses. Net income in Fiscal 2004 increased to $91.9 million from $72.0 million in Fiscal 2003 due to the increase in operating income, a $4.0 million decrease in interest expense and the absence of the $3.0 million loss on extinguishment of long-term debt incurred in Fiscal 2003. Interest expense decreased principally as a result of lower long-term debt outstanding.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

     The Partnership's long-term debt outstanding at September 30, 2005 totaled $913.5 million. There were no amounts outstanding under AmeriGas OLP's Credit Agreement at September 30, 2005.

     AmeriGas OLP has a Credit Agreement that expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners' Senior Notes indentures. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $56.3 million at September 30, 2005 and was approximately the same amount outstanding during all of Fiscal 2005. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily borrowings outstanding under the Credit Agreement during Fiscal 2005 and Fiscal 2004 were $27.9 million and $18.6 million, respectively. Peak borrowings outstanding under the Credit Agreement in Fiscal 2005 and Fiscal 2004 were $98.0 million and $86.0 million, respectively.

     AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has issued debt securities in underwritten public offerings or private offerings and Common Units in underwritten public offerings in each of the last three fiscal years. Most recently, it issued debt securities in May 2005 in a private offering and Common Units in September 2005 in an underwritten public offering. Proceeds from the private debt offering were used to fund the Refinancing. Proceeds from AmeriGas Partners' securities offerings are generally used to reduce indebtedness and for general Partnership purposes, including funding acquisitions. AmeriGas Partners has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission ("SEC") under which it may issue up to an additional $370.3 million of debt or equity.

     In order to borrow under its Credit Agreement, AmeriGas OLP must maintain certain financial ratios including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined. AmeriGas OLP's ratios calculated as of September 30, 2005 permit it to borrow up to the maximum amount available. For a more detailed discussion of the Partnership's credit facilities, see Note 6 to Consolidated Financial Statements. Based upon existing cash balances, cash expected to be generated from operations, borrowings available under its Credit Agreement, and expected refinancings of maturing long-term debt, the Partnership's management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs in Fiscal 2006.

PARTNERSHIP DISTRIBUTIONS

     The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash as defined in the Third Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") for such quarter. Available Cash generally means:

     1.   all cash on hand at the end of such quarter,

     2. plus all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter,

     3. less the amount of cash reserves established by the General Partner in its reasonable discretion.

     In April 2005, the General Partner declared an increase in the Partnership's regular quarterly distribution from $0.55 to $0.56 per limited partner unit which was payable on May 18, 2005 to unit holders of record on May 10, 2005. The annualized distribution rate after the increase will be $2.24 per limited partner unit. The amount of Available Cash needed annually to pay distributions on all units and the general partner interests in Fiscal 2005, 2004 and 2003 was approximately $122 million, $118 million and $112 million, respectively. Based upon the number of Partnership units outstanding on September 30, 2005, the amount of Available Cash needed annually to pay distributions on all units and the general partner interests is approximately $129 million. A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting from the Partnership's EBITDA interest expense and capital expenditures needed to maintain operating capacity and adding back losses on extinguishments of debt associated with refinancings. Partnership distributable cash as calculated under this method for Fiscal 2005, 2004 and 2003 is as follows:

Year Ended September 30,            2005     2004     2003
------------------------           ------   ------   ------
(Millions of dollars)
Net income                         $ 60.8   $ 91.9   $ 72.0
Income tax expense                    1.5      0.2      0.6
Interest expense                     79.9     83.2     87.2
Depreciation                         68.2     75.5     70.4
Amortization                          5.5      5.1      4.2
                                   ------   ------   ------
EBITDA                              215.9    255.9    234.4
Interest expense                    (79.9)   (83.2)   (87.2)
Maintenance capital expenditures    (19.3)   (23.1)   (22.0)
Loss on extinguishment of debt       33.6       --      3.0
                                   ------   ------   ------
Distributable cash                 $150.3   $149.6   $128.2
                                   ------   ------   ------

     Although distributable cash is a reasonable estimate of the amount of cash available for distribution by the Partnership, it does not reflect, among other things, the impact of changes in working capital and the amount of distributable cash used to finance growth capital expenditures, which can significantly affect cash available for distribution. Distributable cash should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management believes distributable cash is a meaningful non-GAAP measure for evaluating the Partnership's ability to declare and pay distributions pursuant to the terms of the Partnership Agreement. The Partnership's definition of distributable cash may be different from that used by other companies. The ability of the Partnership to pay distributions on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings;
(2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     The Partnership has certain contractual cash obligations that extend beyond Fiscal 2005 including obligations associated with long-term debt, interest on long-term fixed-rate debt, lease obligations and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2005 (in millions of dollars):

                                                    Payments Due by Period
                                        ----------------------------------------------
                                                    1 year    2 - 3    4 - 5    After
                                          Total    or less    years    years   5 years
                                        --------   -------   ------   ------   -------
Long-term debt                          $  908.3    $116.3   $144.2   $218.1    $429.7
Interest on long-term fixed rate debt      429.8      74.2    116.2     87.7     151.7
Operating leases                           208.0      43.6     68.5     46.5      49.4
Propane supply contracts                    29.5      29.5       --       --        --
                                        --------    ------   ------   ------    ------
Total                                   $1,575.6    $263.6   $328.9   $352.3    $630.8
                                        ========    ======   ======   ======    ======

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Partnership's business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership uses its Credit Agreement to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $184.1 million in Fiscal 2005, $177.7 million in Fiscal 2004 and $142.3 million in Fiscal 2003. Cash flow from operating activities before changes in operating working capital was $167.5 million in Fiscal 2005, $179.9 million in Fiscal 2004 and $156.4 million in Fiscal 2003. Changes in operating working capital provided $16.6 million in Fiscal 2005 and used $2.2 million and $14.1 million of operating cash flow in Fiscal 2004 and 2003, respectively. The cash provided by operating working capital in Fiscal 2005 is largely due to the timing of inventory purchases, increased propane product costs and the timing of customer payments.

INVESTING ACTIVITIES. Cash flow used in investing activities was $55.4 million in Fiscal 2005, $90.5 million in Fiscal 2004 and $72.5 million in Fiscal 2003. We spent $62.6 million for property, plant and equipment (comprising $19.3 million of maintenance capital expenditures and $43.3 million of growth capital expenditures) in Fiscal 2005 compared to expenditures of $61.7 million (comprising maintenance capital expenditures of $23.1 million and growth capital expenditures of $38.6 million) in Fiscal 2004. Proceeds received from disposals of assets increased $4.6 million reflecting more strategic divestitures of district locations during Fiscal 2005 than in Fiscal 2004. In November 2004, the Partnership sold its 50% ownership interest in Atlantic Energy for $11.5 million. During Fiscal 2005, the Partnership acquired several propane distribution businesses for total cash consideration of $22.7 million.

FINANCING ACTIVITIES. Cash flow used by financing activities was $70.1 million in Fiscal 2005, $92.4 million in Fiscal 2004 and $71.3 million in Fiscal 2003. The Partnership's financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests.

     In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35 million term loan ("AmeriGas OLP Term Loan") due October 1, 2006, borrowings under its Credit Agreement and existing cash balances. In May 2005, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415.0 million of 7.25% Senior Notes due 2015. In connection with the Refinancing, the Partnership incurred a loss on early extinguishment of debt totaling $33.6 million.

     In September 2005, AmeriGas Partners sold 2,300,000 Common Units in an underwritten public offering at a public offering price of $33.00 per unit. The net proceeds of the public offering totaling $72.7 million and the associated capital contributions from the General Partner were contributed to AmeriGas OLP and used to reduce indebtedness under its Credit Agreement and for general partnership purposes.

RELATED PARTY TRANSACTIONS

     Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $303.6 million in 2005, $304.6 million in 2004 and $284.3 million in 2003, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

     UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $13.1 million in 2005, $11.3 million in 2004 and $8.3 million in 2003. In addition, UGI and certain of its subsidiaries (excluding Atlantic Energy which is discussed separately) provide office space and automobile liability insurance and sold propane to the Partnership. These costs totaled $3.8 million in 2005, $3.0 million in 2004 and $1.7 million in 2003.

     Prior to the November 2004 sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2.4 million in 2005, all of which occurred prior to the sale of our ownership interests. The total dollar value of propane purchased on behalf of Atlantic Energy was $30.0 million in 2004 and $17.2 million in 2003, respectively. AmeriGas OLP still purchases propane from Atlantic Energy, now owned by a subsidiary of UGI. Purchases of propane by AmeriGas OLP from Atlantic Energy during 2005, 2004 and 2003 totaled $27.8 million, $29.3 million and $23.9 million, respectively.

     In November 2004, in conjunction with the sale of our 50% ownership interest in Atlantic Energy, UGI Asset Management, Inc. and AmeriGas OLP entered into a Product Sales Agreement whereby UGI Asset Management, Inc. has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at the Atlantic Energy terminal in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for an initial term of five years with an option to extend the agreement for up to an additional five years. The price to be paid for product purchased under the agreement will be determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the Atlantic Energy terminal.

     Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during Fiscal 2005, 2004 or 2003. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy.

     Amounts due to Atlantic Energy at September 30, 2005 totaled $2.5 million, which is included in accounts payable - related parties in the Consolidated Balance Sheet. Amounts due from Atlantic Energy at September 30, 2004 totaled $2.8 million, which is included in accounts receivable - related parties in the Consolidated Balance Sheet.

     The Partnership sold propane to certain affiliates of UGI. Such amounts were not material during Fiscal 2005, 2004 or 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements that are expected to have an effect on the Partnership's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     Our variable rate debt includes borrowings under AmeriGas OLP's Credit Agreement and the AmeriGas OLP Term Loan. These agreements have interest rates that are generally indexed to short-term market interest rates. At September 30, 2005 and 2004, there were no borrowings outstanding under the Credit Agreement. Based upon weighted average borrowings outstanding under these agreements during Fiscal 2005 and Fiscal 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased our interest expense by approximately $0.4 million in 2005 and $0.2 million in 2004.

     The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $42.1 million and $36.7 million at September 30, 2005 and 2004, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $45.5 million and $38.9 million at September 30, 2005 and 2004, respectively.

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

     The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2005 and 2004. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                               Change in Fair
                                  Fair Value        Value
                                  ----------   --------------
                                     (Millions of dollars)
September 30, 2005
   Propane commodity price risk     $50.6          $(19.5)
   Interest rate risk                (3.9)           (3.9)

September 30, 2004
   Propane commodity price risk     $13.1          $(13.8)
   Interest rate risk                (1.7)           (3.7)

     Because the Partnership's derivative instruments generally qualify as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements and related disclosures in compliance with generally accepted accounting principles requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership's operations and the use of estimates made by management. The Partnership has identified the following critical accounting policies that are most important to the portrayal of the Partnership's financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires management's most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with its Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

LITIGATION ACCRUALS. The Partnership is involved in litigation regarding pending claims and legal actions that arise in the normal course of its business. In accordance with accounting principles generally accepted in the United States of America, the Partnership establishes reserves for pending claims and legal actions when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2005, our net property, plant and equipment totaled $584.5 million. Depreciation expense of $68.2 million was recorded during Fiscal 2005.

PURCHASE PRICE ALLOCATION. From time to time, we enter into material business combinations. In accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"), the purchase price is allocated to the various assets and liabilities acquired at their estimated fair value. Fair values of assets and liabilities are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be a complex and judgmental area and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Below is a listing of recently issued accounting pronouncements by the Financial Accounting Standards Board. None of them have or are expected to have a material effect on our financial position or results of operations. SFAS No. 154 applies only to changes in accounting and corrections of errors. See Note 2 to the Consolidated Financial Statements for additional discussion of such pronouncements.

                       TITLE OF GUIDANCE                          MONTH OF ISSUE
---------------------------------------------------------------   --------------
SFAS No. 154, "Accounting Changes and Error Corrections"          May 2005

Interpretation No. 47, "Accounting for Conditional Asset          March 2005
Retirement Obligations"

SFAS No. 123 (revised 2004), "Share-Based Payment"                December 2004

SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment     December 2004
of APB Opinion No. 29, Accounting for Nonmonetary Transactions"

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" and are incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Management's Annual Report on Internal Control Over Financial Reporting and the financial statements and financial statement schedules referred to in the index contained on pages F-2 and F-3 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The General Partner's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) For "Management's Annual Report on Internal Control Over Financial Reporting" and the related report of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, see Item 8 of this Report (which information is incorporated herein by reference).

(c) No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III:

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

     The Board of Directors of the General Partner has an Audit Committee consisting of three individuals, currently, Messrs. Marrazzo, Pratt and Vincent. Each member of the Audit Committee is "independent" as defined by the New York Stock Exchange listing standards. In addition, the Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as "audit committee financial experts" within the meaning of the Securities and Exchange Commission regulations. The Board of Directors considered Mr. Vincent's professional experience to be "other relevant experience" within the meaning of the applicable regulations. See "Directors and Executive Officers of the General Partner" below, for a description of Mr. Vincent's professional experience.

     The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

     - oversee the financial reporting process and the adequacy of controls relative to financial and business risk;

     - monitor the independence of the Partnership's independent accountants and the performance of the independent accountants and internal audit staff; and

     - provide a means for open communication among the independent accountants, management, internal audit staff and the Board of Directors.

     The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the independent auditors. A copy of the current charter of the Audit Committee is posted on the Partnership's website, www.amerigas.com; see "Investor Relations - Corporate Governance."

     The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership's website, www.amerigas.com; see "Investor Relations - Corporate Governance." Copies of all corporate governance documents posted on the Partnership's website are available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P. O. Box 965, Valley Forge, PA 19482.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The following table sets forth certain information with respect to the directors and executive officers of the General Partner. AmeriGas, Inc., as the sole shareholder of the General Partner, elects directors annually. AmeriGas, Inc. is a wholly owned subsidiary of UGI. Executive officers are elected for one-year terms. There are no family relationships between any of the directors or any of the executive officers or between any of the executive officers and any of the directors.

NAME                   AGE   POSITION WITH THE GENERAL PARTNER
----                   ---   ---------------------------------
Lon R. Greenberg       55    Chairman and Director
Eugene V. N. Bissell   52    President, Chief Executive Officer
                                and Director
John L. Walsh          50    Vice Chairman and Director
Thomas F. Donovan      72    Director
Richard C. Gozon       67    Director
William J. Marrazzo    56    Director
Gregory A. Pratt       57    Director
James W. Stratton      69    Director
Roger B. Vincent       60    Director
William D. Katz        52    Vice President - Human Resources
Robert H. Knauss       52    Vice President, General Counsel and
                                Corporate Secretary
David L. Lugar         48    Vice President - Supply and Logistics
Carey M. Monaghan      54    Vice President - Sales and Marketing
Jerry E. Sheridan      40    Vice President - Finance and
                                Chief Financial Officer

William J. Stanczak    50    Controller and Chief Accounting Officer

     Mr. Greenberg is a director (since 1994) and Chairman of the General Partner. He previously served as President and Chief Executive Officer of the General Partner from 1996 until July 2000. He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been Senior Vice President - Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc. and Aqua America, Inc.

     Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President
- Sales and Marketing of the General Partner (October 1999 to July 2000), having served as Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI Corporation and its subsidiaries, including Director, Corporate Development. He is a member of the Board of Directors of the National Propane Gas Association and a member of the Kalamazoo College Board of Trustees.

     Mr. Walsh is Vice Chairman and a director of the General Partner (since April 2005). He is also President, Chief Operating Officer and a director of UGI Corporation and he serves as Vice Chairman and a director of UGI Utilities, Inc. (since April 2005). He previously served as Chief Executive of the Industrial and Special Products division and executive director of BOC Group PLC (industrial gases) (2001 to 2005). From 1986 to 2001, he held various senior management positions with the BOC Group. Prior to joining BOC, Mr. Walsh was a Vice President of UGI's industrial gas division prior to its sale to BOC in 1989. From 1981 until 1986, Mr. Walsh held several management positions with affiliates of UGI.

     Mr. Donovan was elected a director of the General Partner on April 25, 1995. He retired as Vice Chairman of Mellon Bank on January 31, 1997, a position he had held since 1988. He continues to serve as a director of UGI Corporation and UGI Utilities, Inc.

     Mr. Gozon was elected a director of the General Partner on February 24, 1998. He retired as Executive Vice President of Weyerhaeuser Company in 2002 (an integrated forest products company) and Chairman of Norpac (North Pacific Paper Company, a joint venture with Nippon

Paper Industries), positions he had held since 1994. Mr. Gozon was formerly a director (1984 to 1993), President and Chief Operating Officer of Alco Standard Corporation (a provider of paper and office products) (1988 to 1993); Executive Vice President and Chief Operating Officer (1988), President (1985 to 1987) of Paper Corporation of America. He also serves as a director of UGI Corporation, UGI Utilities, Inc., AmeriSource Bergen Corp., and Triumph Group, Inc.

     Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation's fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988 to 1997); Water Commissioner for the Philadelphia Water Department (1971 to 1988) and Managing Director for the City of Philadelphia (1983 to 1984). He also serves as a director of American Water Corporation and Woodard & Curran Engineers.

     Mr. Pratt was elected a director of the General Partner on May 24, 2005. He is Vice Chairman and a director of OAO Technology Solutions, Inc. (OAOT), an information technology and professional services company (2002 to present). He joined OAOT in 1998 as President and CEO after OAOT acquired Enterprise Technology Group, Inc., a software engineering firm founded by Mr. Pratt. Mr. Pratt served as President and COO of Intelligent Electronics, Inc. from 1991 through 1996, and was co-founder, and served as CFO and President of Atari/(US) Corporation from 1984 through 1991.

     Mr. Stratton was elected a Director of the general partner on April 25, 1995. He has been the Chairman, Chief Executive Officer and a Director of Stratton Management Company (investment advisory and financial consulting firm) since 1972. In addition, Mr. Stratton is a Director of UGI Corporation, UGI Utilities Inc., Stratton Growth Fund, Inc., Stratton Monthly Dividend REIT Shares, Inc., and Stratton Small-Cap Value Fund.

     Mr. Vincent was elected a Director of the general partner on January 8, 1998. He is President of Springwell Corporation, a corporate finance advisory firm located in New York (since 1989). Mr. Vincent is also a Director of the ING Funds, ING Prime Rate Trust, ING Global Equity Dividend and Premium Opportunity Fund, ING Global Advantage and Premium Opportunity Fund.

     Mr. Katz is Vice President - Human Resources of the General Partner (since December 1999), having served as Vice President - Corporate Development (1996 to
1999). Previously, he was Vice President - Corporate Development of UGI Corporation (1995 to 1996). Prior to joining UGI Corporation, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day, Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.

     Mr. Knauss is Vice President and General Counsel of the General Partner (since October 2003) and UGI Corporation (since September 2003). He is also Corporate Secretary of the General Partner (since 1994). Prior to October 2003, Mr. Knauss served as Vice President - Law and Associate General Counsel of the General Partner (1996 to 2003). Previously he was Group

Counsel - Propane (1989 to 1996) of UGI Corporation. He joined UGI Corporation as Associate Counsel in 1985. Before joining UGI Corporation, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia, Pennsylvania.

     Mr. Lugar is Vice President - Supply and Logistics of the General Partner (since September 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in increasingly responsible positions in propane marketing, operations, and supply.

     Mr. Monaghan is Vice President - Sales and Marketing of the General Partner (since May 2000). Prior to joining the General Partner, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for the 10 prior years.

     Mr. Sheridan is Vice President-Finance and Chief Financial Officer of the General Partner (since August 2005). From 2003 to 2005, he served as President and Chief Executive Officer of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation, a global producer of inorganic specialty chemicals.

     Mr. Stanczak is Controller and Chief Accounting Officer of the General Partner (since September 2004). Previously he held the position of Director-Corporate Accounting and Reporting of UGI Corporation (2003 to 2004). Mr. Stanczak also served as Controller of the Gas Utility Division of UGI Utilities, Inc., a subsidiary of UGI Corporation, from 1991 to 2003.

DIRECTOR INDEPENDENCE

     The Board of Directors of the General Partner has determined that, other than Messrs. Bissell, Greenberg and Walsh, no director has a material relationship with the Partnership and each is an "independent director" as defined under the rules of the New York Stock Exchange. The Board of Directors has established the following guidelines to assist it in determining director independence:

     (i) service by a director on the Board of Directors of UGI Corporation and its subsidiaries in and of itself will not be considered to result in a material relationship between such director and the Partnership;

     (ii) if a director serves as an officer, director or trustee of a non-profit organization, charitable contributions to that organization by the Partnership and its affiliates in an amount up to $50,000 per year will not be considered to result in a material relationship between such director and the Partnership;

     (iii) service by a director or his immediate family member as a non-management director of a company that does business with the Partnership or an affiliate of the Partnership will not be considered to result in a material relationship between such director and the Partnership where the business is done in the ordinary course of the Partnership's or affiliate's business and on substantially the same terms and conditions as would be available to similarly situated customers; and

     (iv) service by a director or his immediate family member as an executive officer or employee of a company that makes payments to, or receives payments from, the Partnership or its affiliates for property or services in an amount which, in any of the last three fiscal years, does not exceed the greater of $1 million or 2% of such other company's consolidated gross revenues, will not be considered to result in a material relationship between such director and the Partnership.

NON-MANAGEMENT DIRECTORS

     Non-management directors meet at regularly scheduled executive sessions without management present. As provided in the General Partner's Principles of Corporate Governance, the Chairman of the Corporate Governance Committee, Mr. Stratton, presides over these meetings. The General Partner's Principles of Corporate Governance are available on the Partnership's website at www.amerigas.com\Investor Relations & Corporate Governance\Principles of Corporate Governance.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS AND NON-MANAGEMENT DIRECTORS

     Interested persons wishing to communicate directly with the Board of Directors or the non-management directors as a group may do so by sending written communications addressed to them c/o AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482. Any communications directed to the Board of Directors or the non-management directors as a group from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee of the Board.

     All other communications directed to the Board of Directors or the non-management directors as a group are initially reviewed by the General Counsel. The Chairman of the Corporate Governance Committee is advised promptly of any such communication that alleges misconduct on the part of management or raises legal, ethical or compliance concerns about the policies or practices of the General Partner.

On a periodic basis, the Chairman of the Corporate Governance Committee receives updates on other communications that raise issues related to the affairs of the Partnership but do not fall into the two prior categories. The Chairman of the Corporate Governance Committee determines which of these communications he would like to review. The Corporate Secretary maintains a log of all such communications that is available for review for one year upon request of any member of the Board.

     Typically, the General Partner does not forward to the Board of Directors communications from Unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including junk mail, customer complaints, job inquiries, surveys and polls, and business solicitations.

     These procedures have been posted on the Partnership's website at www.amerigas.com\Investor Relations & Corporate Governance\Contact AmeriGas Propane, Inc. Board of Directors.

SECTION 16(A) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2005 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows cash and other compensation paid or accrued to the General Partner's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM COMPENSATION
                                                                         --------------------------------------
                                           ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                                  ------------------------------------   -------------------------   ----------
                                                              OTHER                     SECURITIES
                                                             ANNUAL      RESTRICTED     UNDERLYING      LTIP        ALL OTHER
  NAME AND PRINCIPAL     FISCAL                           COMPENSATION   UNIT/STOCK      OPTIONS /     PAYOUTS    COMPENSATION
       POSITION           YEAR     SALARY     BONUS (1)        (2)       AWARDS (3)       SARS(4)       (4A)           (5)
----------------------   ------   --------   ----------   ------------   ----------     ----------   ----------   ------------
Eugene V. N. Bissell,     2005    $399,442   $  306,000      $ 2,250     $  296,000(a)     96,000    $        0     $ 86,164
President and Chief       2004    $383,458   $  480,602      $ 3,052     $  420,150       104,000    $        0     $ 95,329
Executive Officer         2003    $372,080   $  245,281      $ 2,520     $  238,500       105,000    $        0     $ 67,525
                                                                         $  238,500
Lon R. Greenberg,         2005    $874,565   $1,634,000      $16,724     $1,227,000(b)    350,000    $5,194,121     $119,346
Chairman (6)              2004    $801,788   $1,179,856      $13,649     $1,186,500       360,000    $        0     $ 68,344
                          2003    $757,008   $1,075,981      $12,824     $  972,140       360,000    $        0     $ 53,494
John L. Walsh, Vice       2005    $261,702     $405,015      $80,136     $  114,800(c)    270,000    $        0     $  5,888
Chairman (6) (7)                                                         $  344,400(c)
                                                                         $  688,800(c)
                                                                         $  918,400(d)
William D. Katz,          2005    $213,965   $  104,158      $ 3,205     $   59,200(a)     20,000    $        0     $ 38,552
Vice President - Human    2004    $202,023   $  150,500      $ 7,605     $   64,423        24,000    $        0     $ 39,444
Resources                 2003    $194,038       68,211      $ 1,350     $   47,700        24,000    $        0     $ 29,909
                                                                         $   47,700
Robert H. Knauss, Vice    2005    $260,113   $  255,996      $ 1,800     $  163,600(b)     40,000    $        0     $ 15,953
President and General     2004    $221,960   $  181,010      $ 1,913     $  101,700        38,000    $        0     $  9,696
Counsel (6)               2003    $202,143   $   71,032      $ 1,838     $   47,700        24,000    $        0     $ 31,387
                                                                         $   47,700

(1) Messrs. Greenberg, Walsh and Knauss participate in the UGI Annual Bonus Plan. Messrs. Bissell and Katz participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of business and/or financial performance objectives that support business plans and goals.

(2) Amounts represent tax payment reimbursements benefits, except for Mr. Walsh, whose amount represents reimbursement of relocation expenses.

(3)(a) Effective January 1, 2005, the Board of Directors of AmeriGas Propane, Inc. approved phantom performance-contingent restricted Common Unit awards ("Restricted Units") to the Named Executives, other than Messrs. Greenberg, Walsh and Knauss, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Each Restricted Unit represents the right to receive a Common Unit of AmeriGas Partners or an amount based on the value of a Common Unit, if specified performance goals and other conditions are met. Distribution equivalents will accumulate on the Restricted Units awarded. These distribution equivalents may be leveraged based on performance described below. The award has a performance measurement period of January 1, 2005 through December 31, 2007. If the recipient ceases to be employed by the General Partner before December 31, 2007, other than by reason of retirement, disability or death, all awards of Restricted Units and distribution equivalents will be forfeited. The performance requirement is that the Partnership's total unitholder return ("TR") during the relevant measurement period equals the median TR of a peer group of publicly traded limited partnerships. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Partnership's TR percentile rank relative to that of the partnerships in the peer group. The maximum payout potential is 200% of the original award. At the discretion of the General Partner, Restricted Unit awards may be paid out in Common Units, in cash, or in a combination of Units and cash.

(b) Effective January 1, 2005, the Board of Directors of UGI approved performance unit awards ("Performance Units") to Messrs. Greenberg and Knauss under the UGI Corporation 2004 Omnibus Equity Compensation Plan ("2004 Plan"). Each Performance Unit represents the right to receive a share of UGI Common Stock ("Stock") or an amount based on the value of a share of Stock, if specified performance goals and other conditions are met. The Performance Unit awards have a performance measurement period of January 1, 2005 through December 31, 2007. Dividend equivalents will accumulate on the Performance Units. These dividend equivalents will also be leveraged based on UGI's total shareholder return ("TSR") performance as described below and distributed when the performance period on the Performance Units ends on December 31, 2007. If the recipient ceases to be employed by the Company before December 31, 2007, other than by reason of retirement, death or disability, awards of Performance Units and dividend equivalents will be forfeited. The performance requirement is that UGI's TSR during the performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of shares to be issued in respect of awards of Performance Units will be the target number of shares originally awarded. All leverage on Performance Unit awards will be paid in cash.

(c) Effective April 1, 2005, the Board of Directors of UGI approved an award of 50,000 Performance Units under the 2004 Plan to Mr. Walsh. Each Performance Unit represents the right of Mr. Walsh to receive a share of Stock or an amount based on the value of a share of Stock, if specified performance goals and other conditions are met. Dividend Equivalents will accumulate on the Performance Units awarded. The Units have separate performance measurement periods as follows: 5,000 Units - January 1, 2003 through December 31, 2005; 15,000 Units - January 1, 2004 through December 31, 2006; and 30,000 Units - January 1, 2005 through December 31, 2007. The performance requirement is the same as the TSR performance described above.

     (d) Effective April 1, 2005, the Board of Directors of UGI also approved an award of 40,000 Stock Units with Dividend Equivalents under the 2004 Plan to Mr. Walsh. Each Stock Unit represents the right of Mr. Walsh to receive a share of Stock or an amount based on the value of a share of Stock after the expiration of a restriction period. The restriction period will end on March 31, 2007. At UGI's discretion, restricted Stock Unit awards may be paid out in stock, cash or a combination of stock and the cash and the corresponding accumulated Dividend Equivalents will be paid in cash. If Mr. Walsh ceases to be employed by UGI or its affiliates before the end of the applicable restriction period, other than or by reason of retirement, death or disability, the Stock Units and Dividend Equivalents will be forfeited.

     The dollar values shown in the Restricted Unit/Stock Awards column of the table above for all years represent the aggregate value of each award on the date of grant, determined by multiplying the number of Restricted Units awarded by the closing price of a Common Unit of AmeriGas Partners, or in the case of Messrs. Greenberg, Walsh and Knauss, the number of Performance Units and Stock Units awarded by the closing price of UGI Common Stock, on the New York Stock Exchange on the effective dates of the respective grants.

     Based on the closing price of AmeriGas Partners, L.P. Common Units on the New York Stock Exchange on September 30, 2005, Mr. Bissell's 35,000 Restricted Units had a market value of $1,126,300, Mr. Knauss' 2,000 Restricted Units had a market value of $64,360 and Mr. Katz's 6,300 Restricted Units had a market value of $202,734. Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 2005, Mr. Greenberg's 208,000 restricted shares and Performance Units had a combined market value of $5,855,200; Mr. Walsh's 90,000 Performance Units and Stock Units had a combined market value of $2,533,500; and Mr. Knauss' 14,000 Performance Units had a market value of $394,100.

(4)(A)Effective January 1, 2002, The Board of Directors of UGI approved three awards of restricted shares to Mr. Greenberg under the UGI Corporation 2000 Stock Incentive Plan. Dividend equivalents accumulated on the restricted shares awarded and were subject to leverage based on UGI's TSR for the performance period established for each award. The performance periods were as follows: January 1, 2002 through December 31, 2002; January 1, 2002 through December 31, 2003; and January 1, 2002 through December 31, 2004. The restriction period for all three awards ended on December 31, 2004. UGI ranked first in TSR in its peer group (the companies in the S&P 500 Utilities Index) for each performance period. Accordingly, the maximum payout potential of 200% of the original awards was earned. The LTIP Payout column in the Summary Compensation Table above reflects the cash paid in respect of the leverage above 100% of the original awards of restricted stock.

(5) The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee Savings Plan (the "AmeriGas Employee Savings Plan"), the UGI Utilities, Inc. Employee Savings Plan (the "UGI Employee Savings Plan"), allocations under the UGI Corporation Supplemental Executive Retirement Plan (the "UGI Executive Retirement Plan"), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the "AmeriGas Executive Retirement Plan"). During fiscal years 2005, 2004 and 2003, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $10,606, $9,673, and $8,541 and Mr. Katz, $10,439, $9,952 and $10,064; (ii) under the UGI Employee Savings
     Plan: Mr. Greenberg, $4,613, $4,500 and $4,500; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $114,733, $63,844 and $48,994;
     (iv) under the AmeriGas Executive Retirement Plan: Mr. Bissell, $75,558, $85,656 and $58,984 and Mr. Katz, $28,113 $29,492 and $19,845. Mr. Knauss
     became an employee of UGI Corporation on October 1, 2003. During fiscal year 2003, the following contributions were made to Mr. Knauss: (i) under the AmeriGas Employee Savings Plan: $10,029; and (ii) under the AmeriGas Executive Retirement Plan: $21,358. During fiscal years 2005 and 2004, the following contributions were made to Mr. Knauss (i) under the UGI Employee Savings Plan: $4,613 and $4,500; and (ii) under the UGI Executive Retirement Plan: $11,340 and $5,196. Mr. Walsh became an employee of UGI on April 1, 2005. For fiscal year 2005, UGI made contributions to Mr. Walsh of $941 under the UGI Employee Savings Plan and $4,947 under the UGI Executive Retirement Plan.

(6) Compensation reported for Messrs. Greenberg, Walsh and Knauss is paid by UGI Corporation and is attributable to their respective positions with UGI.

(7)  Mr. Walsh joined the General Partner on April 1, 2005.

OPTION EXERCISES IN LAST FISCAL YEAR

The following table shows information on UGI stock option exercises in the last fiscal year for each of the Named Executives.

                 UGI STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES (1)

                                                     NUMBER OF SECURITIES
                        SHARES                            UNDERLYING               VALUE OF UNEXERCISED
                       ACQUIRED                     UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                          ON                         FISCAL YEAR END (#)          AT FISCAL YEAR END (2)
                       EXERCISE      VALUE       ---------------------------   ---------------------------
        NAME              (#)     REALIZED (3)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------   --------   ------------   -----------   -------------   -----------   -------------
Eugene V. N. Bissell     70,000    $   737,975      34,666        200,334      $   386,873     $2,056,347
Lon R. Greenberg        800,000    $13,626,835     720,000        710,000      $11,540,400     $7,236,000
John L. Walsh                 0    $         0           0        270,000      $         0     $1,412,100
William D. Katz          16,000    $   151,096       8,000         44,000      $    89,280     $  456,800
Robert H. Knauss         24,000    $   395,617      28,666         73,334      $   390,633     $  714,567

(1)  Information shown reflects a 2-for-1 stock split effective May 24, 2005.

(2) The closing price of UGI's Common Stock as reported on the New York Stock Exchange Composite tape on September 30, 2005 was $28.15 and is used in calculating the value of unexercised options.

(3) Value realized is calculated based on the difference between the option exercise price and the closing market price of UGI's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows information on grants of UGI stock options during fiscal year 2005 to each of the Named Executives.

                      Option Grants in Last Fiscal Year (1)

                                   Individual Grants
--------------------------------------------------------------------------------------   Grant Date
                        Number of                                                           Value
                       Securities     % of Total                                         ----------
                       Underlying   Options Granted                                      Grant Date
                         Options     to Employees in      Exercise                         Present
        Name             Granted     Fiscal Year (2)   or Base Price   Expiration Date   Value (3)
--------------------   ----------   ----------------   -------------   ---------------   ----------
Eugene V. N. Bissell      96,000          6.25%            $20.47         12/31/2014     $  287,040
Lon R. Greenberg         350,000         22.78%            $20.47         12/31/2014     $1,046,500
John L. Walsh            270,000         17.57%            $22.92          3/31/2015     $  950,400(4)
William D. Katz           20,000          1.30%            $20.47         12/31/2014     $   59,800
Robert H. Knauss          40,000          2.60%            $20.47         12/31/2014     $  119,600

(1)  Option grants reflect a 2-for-1 stock split effective May 24, 2005.

(2) A total of 1,536,600 options were granted to employees and executive officers of UGI and its subsidiaries, including the General Partner, during fiscal year 2005 under the UGI 2004 Omnibus Equity Compensation Plan. Under the Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the effective date of the grant. These options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by UGI or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model, the assumptions used in calculating the grant date present value for all executives except John L. Walsh, are as follows:

- Three years of closing monthly stock price and dividend observations were used to calculate the stock volatility and dividend yield assumptions.

-    Stock volatility                           17.85%
-    Stock's dividend yield                      4.17%
-    Length of option term                   10 years
-    Annualized risk-free interest rate          4.48%
-    Discount for risk of forfeiture      3% per year

(4) Based on the Black-Scholes options pricing model, the assumption used in calculating the grant date present value for Mr. Walsh is as follows:

- Three years of closing monthly stock price and dividend observations were used to calculate the stock volatility and dividend yield assumptions.

-    Stock volatility                            17.1%
-    Stock's dividend yield                      3.95%
-    Length of option term                    10 years
-    Annualized risk-free interest rate          4.65%
-    Discount for risk of forfeiture      3 % per year

     All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

RETIREMENT BENEFITS

     The following Pension Plan Benefits Table shows the annual benefits payable upon retirement to Messrs. Greenberg, Knauss and Walsh under the Retirement Income Plan for Employees of UGI Utilities, Inc. (the "Retirement Plan") and the UGI Corporation Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2005 at age 65, and that the aggregate benefits are not subject to statutory maximums. At September 30, 2005, Mr. Greenberg had 25 years of credited service, Mr. Knauss had 18 years and Mr. Walsh had less than one year of credited service under these plans. Messrs. Bissell and Katz have vested annual retirement benefits of approximately $3,300 and $2,800, respectively, based on prior credited service with UGI and its subsidiaries. Neither Mr. Bissell nor Mr. Katz currently participates in the Retirement Plan.

                           PENSION PLAN BENEFITS TABLE

            ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (2)

 FINAL 5-YEAR
AVERAGE ANNUAL       5         10         15          20           25           30           35           40
 EARNINGS (1)      YEARS      YEARS      YEARS       YEARS        YEARS        YEARS        YEARS      YEARS (3)
--------------   --------   --------   --------   ----------   ----------   ----------   ----------   ----------
  $  200,000     $ 19,000   $ 38,000   $ 57,000   $   76,000   $   95,000   $  114,000   $  133,000   $  136,800
  $  400,000     $ 38,000   $ 76,000   $114,000   $  152,000   $  190,000   $  228,000   $  266,000   $  273,600
  $  600,000     $ 57,000   $114,000   $171,000   $  228,000   $  285,000   $  342,000   $  399,000   $  410,400
  $  800,000     $ 76,000   $152,000   $228,000   $  304,000   $  380,000   $  456,000   $  532,000   $  547,200
  $1,000,000     $ 95,000   $190,000   $285,000   $  380,000   $  475,000   $  570,000   $  665,000   $  684,000
  $1,200,000     $114,000   $228,000   $342,000   $  456,000   $  570,000   $  684,000   $  798,000   $  820,800
  $1,400,000     $133,000   $266,000   $399,000   $  532,000   $  665,000   $  798,000   $  931,000   $  957,600
  $1,600,000     $152,000   $304,000   $456,000   $  608,000   $  760,000   $  912,000   $1,064,000   $1,094,400
  $1,800,000     $171,000   $342,000   $513,000   $  684,000   $  855,000   $1,026,000   $1,197,000   $1,231,200
  $2,000,000     $190,000   $380,000   $570,000   $  760,000   $  950,000   $1,140,000   $1,330,000   $1,368,000
  $2,200,000     $209,000   $418,000   $627,000   $  836,000   $1,045,000   $1,254,000   $1,463,000   $1,504,800
  $2,400,000     $228,000   $456,000   $684,000   $  912,000   $1,140,000   $1,368,000   $1,596,000   $1,641,600
  $2,600,000     $247,000   $494,000   $741,000   $  988,000   $1,235,000   $1,482,000   $1,729,000   $1,778,400
  $2,800,000     $266,000   $532,000   $798,000   $1,064,000   $1,330,000   $1,596,000   $1,862,000   $1,915,200
  $3,000,000     $285,000   $570,000   $855,000   $1,140,000   $1,425,000   $1,710,000   $1,995,000   $2,052,000

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

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

     Named Executives Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of UGI, including Messrs. Greenberg, Walsh and Knauss, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

     The UGI Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 3 months to 15 months, depending on length of service. In the case of Mr. Greenberg, the time period is 30 months; for Mr. Walsh, the range is from 12 months to 24 months. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. Certain employee benefits are continued under the Plan for a period of up to 15 months (30 months in the case of the Chief Executive Officer and 24 months in the case of the President and Chief Operating Officer). UGI has the option to pay a participant the cash equivalent of those employee benefits. All payments under the Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

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

     Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the "AmeriGas Severance Plan") assists certain senior level employees of the General Partner including Messrs. Bissell and Katz in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

     The AmeriGas Severance Plan provides for cash payments equal to a participant's compensation for three months (6 months in the case of Mr. Bissell). In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. The Plan provides for a minimum payment ranging from six to twelve months' base salary, depending on the executive's employment grade. Certain employee benefits are continued under the Plan for a period not exceeding 15 months (18 months in the case of Mr. Bissell). The General Partner has the option to pay a participant the cash equivalent of those employee benefits. All payments under the Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

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

CHANGE OF CONTROL ARRANGEMENTS

     Named Executives Employed By UGI Corporation. Messrs. Greenberg, Walsh and Knauss (the "UGI Named Executives") each have an agreement with UGI Corporation which provides certain benefits in the event of a change of control. The agreements are automatically extended for one-year terms, beginning in 2008 unless, prior to a change of control, UGI terminates an agreement. In the absence of a change of control or termination by the Company, each agreement will terminate when, for any reason, the executive terminates his or her employment with UGI.

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

     Severance benefits are payable under the agreements if there is a termination of the executive's employment without cause at any time within two years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of UGI to comply with and satisfy any of the terms of the agreement; or a substantial relocation or excessive travel requirements.

     Any UGI Named Executive who is terminated with rights to severance compensation under a change in control agreement will receive a specified multiple of three times his or her base salary and annual bonus. In addition, health and welfare benefits and supplemental executive retirement plan benefits (or cash in lieu of benefits) will be provided for three years. The change in control agreements provide a "conditional gross-up" for excise and related taxes in the event the severance compensation and other payments to an executive would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "IRC"). UGI will provide the tax gross-up if the aggregate parachute value of all severance and other change in control payments to the executive is greater than 110% of the maximum amount that may be paid under Section 280G of the IRC without imposition of an excise tax. If the parachute value of an executive's payments does not exceed the 110% threshold, the executive's payments under the change in control agreement will be reduced to the extent necessary to avoid imposition of the excise tax on "excess parachute payments."

     Named Executives Employed by the General Partner. Messrs. Bissell and Katz (the "AmeriGas Named Executives"), each have an agreement with the General Partner that provides certain benefits in the event of a change of control. The agreements are automatically extended for one-year terms beginning in 2008 unless, prior to a change of control, the General Partner terminates an agreement. In the absence of a change of control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner.

     A change of control is generally deemed to occur if: (i) a change of control of UGI, as defined above, occurs, (ii) the General Partner, AmeriGas Partners or AmeriGas OLP is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation or partnership in a transaction in which the former shareholders of the General Partner, or former limited partners, as the case may be, do not own more than 50% of the outstanding common stock and combined voting power, or the outstanding common units of such partnership, after the transaction, (iii) the General Partner, AmeriGas Partners or AmeriGas OLP is liquidated or dissolved,
(iv) UGI and its subsidiaries fail to own more than fifty percent of the general partnership interests of AmeriGas Partners or AmeriGas OLP, (v) UGI and its subsidiaries fail to own more than fifty percent of the combined voting power of the General Partner's then outstanding voting securities, or (vi) AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners by vote of the limited partners, or AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners or AmeriGas OLP as a result of judicial or administrative proceedings.

     Severance benefits are payable under the agreements if there is a termination of the executive's employment without cause at any time within two years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain situations, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation;

the failure of the General Partner to comply with any of the terms of the agreement; or a substantial relocation or excessive travel requirements.

     Any AmeriGas executive officer who is terminated with rights to severance compensation under a change in control agreement will receive a specified multiple of one to three times his or her base salary and annual bonus (three times in the case of Mr. Bissell and two times in the case of Mr. Katz). In addition, health and welfare benefits and supplemental executive retirement plan benefits (or cash in lieu of benefits) will be provided for up to three years. The change in control agreements provide a "conditional gross-up" for excise and related taxes in the event the severance compensation and other payments to an executive would constitute "excess parachute payments," as defined in Section 280G of the IRC. The General Partner will provide the tax gross-up if the aggregate parachute value of all severance and other change in control payments to the executive is greater than 110% of the maximum amount that may be paid under Section 280G of the IRC without imposition of an excise tax. If the parachute value of an executive's payments does not exceed the 110% threshold, the executive's payments under the change in control agreement will be reduced to the extent necessary to avoid imposition of the excise tax on "excess parachute payments."

BOARD OF DIRECTORS

     Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. Effective August 1, 2005 the compensation for non-management directors increased from the level in effect since October 1, 2003. The applicable annual retainers for fiscal 2005 are as follows:

                                       OCTOBER 1, 2004 TO    AUGUST 1, 2005 TO
                                          JULY 31, 2005     SEPTEMBER 30, 2005
                                        (ANNUALIZED RATE)    (ANNUALIZED RATE)
                                       ------------------   ------------------
Annual retainer for non-management
   directors                                 $40,000              $55,000
Additional annual retainer for Audit
   Committee members (other than the
   Chairman)                                  10,000               10,000
Additional annual retainer for Audit
   Committee Chairman                         15,000               15,000

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

COMPENSATION/PENSION COMMITTEE

     The members of the General Partner's Compensation/Pension Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and William J. Marrazzo.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

OWNERSHIP OF LIMITED PARTNERSHIP UNITS BY CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5% of the Partnership's voting securities representing limited partner interests as of November 1, 2005. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

                                              AMOUNT AND
                                              NATURE OF
                                              BENEFICIAL
                  NAME AND ADDRESS (1)       OWNERSHIP OF      PERCENT
TITLE OF CLASS     OF BENEFICIAL OWNER    PARTNERSHIP UNITS   OF CLASS
--------------   ----------------------   -----------------   --------
Common Units     UGI Corporation            24,525,004(2)        43%
                 AmeriGas, Inc.             24,525,004(3)        43%
                 AmeriGas Propane, Inc.     24,525,004(4)        43%
                 Petrolane Incorporated      7,839,911(4)        14%

(1) The address of each of UGI and AmeriGas Propane, Inc. is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated is 100 Kachel Boulevard, Green Hills Corporate Center, Reading, PA 19607.

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

OWNERSHIP OF PARTNERSHIP COMMON UNITS BY THE DIRECTORS AND NAMED EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The table below sets forth as of October 1, 2005 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns more than 1% of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the

General Partner as a group represents less than 1% of the Partnership's outstanding Common Units.

                                                  AMOUNT AND NATURE OF
                  NAME OF                        BENEFICIAL OWNERSHIP OF
              BENEFICIAL OWNER                PARTNERSHIP COMMON UNITS (1)
-------------------------------------------   ----------------------------
Lon R. Greenberg                                        6,500(2)
John L. Walsh                                               0
Thomas F. Donovan                                       1,000
Richard C. Gozon                                        5,000
James W. Stratton                                       1,000(3)
Roger B. Vincent                                        6,000
Gregory A. Pratt                                            0
William J. Marrazzo                                       500(4)
Eugene V. N. Bissell                                   22,273(5)
Robert H. Knauss                                       13,108
William D. Katz                                        11,353
Directors and executive officers as a group
(15 persons)                                           72,804

(1)  Sole voting and investment power unless otherwise specified.

(2)  Of the Units shown, 4,500 are held by Mr. Greenberg's adult children.

(3)  Mr. Stratton's Units are held jointly with his spouse.

(4)  Mr. Marrazzo's Units are held jointly with his spouse.

(5)  Mr. Bissell's Units are held jointly with his spouse.

     The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2005, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 991,340 shares subject to exercisable options), represents approximately 1.8% of UGI's outstanding shares.

                                            NUMBER OF UGI SHARES
                                                AND NATURE OF
                                            BENEFICIAL OWNERSHIP        NUMBER OF
                NAME OF                           EXCLUDING          EXERCISABLE UGI
            BENEFICIAL OWNER              UGI STOCK OPTIONS (1)(2)    STOCK OPTIONS      TOTAL
---------------------------------------   ------------------------   ---------------   ---------
Lon R. Greenberg                                586,738(3)               720,024       1,306,762
John L. Walsh                                     6,571                        0           6,571
Thomas F. Donovan                                35,733(2)                17,000          52,733
Richard C. Gozon                                 91,612(2)                70,400         162,012
James W. Stratton                                70,163(2)(4)             70,400         140,563
Roger B. Vincent                                      0                        0               0
Gregory A. Pratt                                      0                        0               0
William J. Marrazzo                                   0                        0               0
Eugene V. N. Bissell                             66,380(5)                34,674         101,054
Robert H. Knauss                                 22,512                   28,669          51,181
William D. Katz                                  12,373                    8,002          20,375
Directors and executive officers as a
group (15 persons)                              920,730                  991,340       1,912,070

(1)  Sole voting and investment power unless otherwise specified.

(2) Included in the number of shares shown are Stock Units ("Units") acquired through the UGI Corporation 1997 Directors' Equity Compensation Plan and the 2004 Omnibus Equity Compensation Plan. Effective January 1, 2004, the Directors' Equity Compensation Plan was merged into the 2004 Plan. Each Unit will be converted to one share of UGI common stock and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Donovan 19,001, Gozon 70,004 and Stratton 51,555.

(3) Mr. Greenberg holds 264,660 shares jointly with his spouse and 19,932 shares are represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(4)  Mr. Stratton holds 18,608 shares jointly with his spouse.

(5)  Mr. Bissell holds these shares jointly with his spouse.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of the end of the Partnership's 2005 fiscal year with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

                                                                                        (C)
                                                                               NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE
                                      (A)                      (B)              FOR FUTURE ISSUANCE
                            NUMBER OF SECURITIES TO     WEIGHTED AVERAGE           UNDER EQUITY
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       COMPENSATION PLANS
                            OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
      PLAN CATEGORY           WARRANTS AND RIGHTS      WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
-------------------------   -----------------------   --------------------   ------------------------
Equity compensation plans
approved by security
holders (1)                         116,000                    $0                     522,603

Equity compensation plans
not approved by security
holders                                   0                     0                           0
                                    -------                    --                     -------
TOTAL                               116,000                    $0                     522,603
                                    =======                    ==                     =======

(1) The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees, were approved pursuant to Section 6.4 of the Partnership Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For fiscal year 2005, these costs totaled approximately $303.6 million.

     During fiscal year 2005, the Operating Partnership had a revolving line of credit up to a maximum of $20 million from the General Partner available until October 15, 2008, the termination date of the Revolving Credit Facility. The commitment fees for this line of credit were computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $70,971 in fiscal year 2005. Interest rates were based on one-month offshore interbank borrowing rates. The interest rate for a recent Revolving Credit Facility borrowing from July 14, 2005 to July 15, 2005 was 4.3125%. See Note 6 to the Partnership's Consolidated Financial Statements, which are filed as an exhibit to this report. The General Partner terminated this line of credit effective November 30, 2005.

     The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with excess automobile liability insurance with limits of $500,000 per occurrence and, in the aggregate, $500,000 in excess of the deductible, and stop loss medical coverage. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under "Business--Trade Names; Trade and Service Marks," UGI and the General Partner have licensed the trade names "AmeriGas" and "America's Propane Company" and the related service marks and trademark to the Partnership on a royalty-free basis. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2005, the Partnership paid UGI and its affiliates, including the General Partner, approximately $16.2 million for the services and expense reimbursements referred to in this paragraph.

     During fiscal year 2005, the Partnership had revenues of approximately $1.7 million from propane sales in the ordinary course to its affiliate, UGI Utilities, Inc. In addition, the Partnership had propane purchase and sales transactions in the ordinary course with its affiliate, UGI Energy Services, Inc. totaling approximately $1.1 million.

     The highest amounts due from affiliates of the Partnership during fiscal year 2005 and at November 1, 2005 were $2.4 million and $1.7 million, respectively.

     Prior to selling its 50% in Atlantic Energy, Inc. ("Atlantic Energy") in November 2004, the Partnership purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases as Atlantic Energy sold such propane to third parties or to the Partnership itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2.4 million and $30.0 million in fiscal years 2005 and 2004, respectively. In conjunction with the Partnership's sale of its ownership interest in Atlantic Energy, UGI Asset Management, Inc. ("UGI Asset Management"), an affiliate of the General Partner, and AmeriGas OLP entered into a Product Sales Agreement, effective April 1, 2005, whereby UGI Asset Management has agreed to sell and AmeriGas OLP has agreed to purchase a minimum of 25 million gallons of propane annually at the Atlantic Energy terminal in Chesapeake, Virginia. Purchases of propane by AmeriGas OLP from Atlantic Energy during fiscal years 2005 and 2004 totaled $27.8 million and $29.3 million, respectively.

     Prior to November 2004, AmeriGas OLP also provided other services to Atlantic Energy including marketing, billing, accounting, insurance and other administrative services and was reimbursed for the related costs. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy.

     The highest amount due from Atlantic Energy during fiscal year 2005 was $2.4 million. See Note 12 to the Partnership's Consolidated Financial Statements. The wife of William J. Stanczak, Controller and Chief Accounting Officer of the General Partner, is employed by the General Partner, as well. The salary range for her grade level is $65,200 - $97,800 per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership's independent registered public accountants, in fiscal years 2005 and 2004 were as follows:

                                         2005        2004
                                      ----------   --------
Audit Fees(1) .....................   $1,634,000   $411,715
Audit-Related Fees(2) .............        - 0 -     13,400
Tax Fees(3) .......................      555,334    376,554
All Other Fees ....................        - 0 -      - 0 -
                                      ----------   --------
Total Fees for Services Provided ..   $2,189,334   $801,669
                                      ==========   ========

----------
(1) Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership, (ii) the audit of management's assessment of the effectiveness of internal control over financial statements, (iii) subsidiary audits, (iv) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (v) services that only the independent public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.

(2) Audit-Related Fees were principally for (i) services related to due diligence services pertaining to potential acquisitions, and (ii) consultation with management concerning final and proposed auditing standards.

(3) Tax Fees were for (i) the preparation of Substitute Schedule K-1 forms for unitholders of the Partnership, and (ii) tax planning and advice.

     In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under "Tax Fees" is compatible with PricewaterhouseCoopers LLP's independence. The Committee concluded that the independent auditor is independent from the Partnership and its management.

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Partnership's independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving all audit and permissible non-audit services provided by the independent accountants.

     Prior to engagement of the Partnership's independent accountants for the next year's audit, management submits a list of services and related fees expected to be rendered during that year within each of the four categories of services noted above to the Audit Committee for approval.

PART IV:

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

          (3) LIST OF EXHIBITS:

          The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
    2.1       Merger and Contribution Agreement among               AmeriGas        Registration      10.21
              AmeriGas Partners, L.P., AmeriGas Propane,         Partners, L.P.     Statement on
              L.P., New AmeriGas Propane, Inc., AmeriGas                           Form S-4 (No.
              Propane, Inc., AmeriGas Propane-2, Inc., Cal                           33-92734)
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

    3.1       Third Amended and Restated Agreement of Limited       AmeriGas          Form 8-K         3.1
              Partnership of AmeriGas Partners, L.P. dated as    Partners, L.P.      (12/1/04)
              of December 1, 2004

   3.1(a)     Second Amended and Restated Agreement of              AmeriGas         Form 10-K       3.1(a)
              Limited Partnership of AmeriGas Propane, L.P.      Partners, L.P.      (9/30/04)
              dated as of December 1, 2004

    3.2       Amended and Restated Agreement of Limited             AmeriGas         Form 10-K         3.8
              Partnership of AmeriGas Eagle Propane, L.P.        Partners, L.P.      (9/30/01)
              dated July 19, 1999

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
     4        Instruments defining the rights of security
              holders, including indentures. (The Partnership
              agrees to furnish to the Commission upon
              request a copy of any instrument defining the
              rights of holders of long-term debt not
              required to be filed pursuant to Item 601(b)(4)
              of Regulation S-K)

    4.1       [Intentionally Omitted]

    4.2       Third Amended and Restated Agreement of Limited
              Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004 referred to in 3.1 above.

    4.3       Note Agreement dated as of April 12, 1995 among       AmeriGas         Form 10-Q        10.8
              The Prudential Insurance Company of America,       Partners, L.P.      (3/31/95)
              Metropolitan Life Insurance Company, and

              certain other institutional investors and
              AmeriGas Propane, L.P., New AmeriGas Propane,
              Inc. and Petrolane Incorporated

    4.4       First Amendment dated as of September 12, 1997        AmeriGas         Form 10-K         4.5
              to Note Agreement dated as of April 12, 1995       Partners, L.P.      (9/30/97)

    4.5       Second Amendment dated as of September 15, 1998       AmeriGas         Form 10-K         4.6
              to Note Agreement dated as of April 12, 1995       Partners, L.P.      (9/30/98)

    4.6       Third Amendment dated as of March 23, 1999 to         AmeriGas         Form 10-Q        10.2
              Note Agreement dated as of April 12, 1995          Partners, L.P.      (3/31/99)

    4.7       Fourth Amendment dated as of March 16, 2000 to        AmeriGas         Form 10-Q        10.2
              Note Agreement dated as of April 12, 1995          Partners, L.P.      (6/30/00)

    4.8       Fifth Amendment dated as of August 1, 2001 to         AmeriGas         Form 10-K         4.8
              Note Agreement dated as of April 12, 1995          Partners, L.P.      (9/30/01)

    4.9       [Intentionally Omitted]

    4.10      [Intentionally Omitted]

    4.11      Indenture, dated May 3, 2005, by and among            AmeriGas          Form 8-K         4.1
              AmeriGas Partners, L.P., a Delaware limited        Partners, L.P.       (5/3/05)
              partnership, AmeriGas Finance Corp., a Delaware
              corporation, and Wachovia Bank, National
              Association, as trustee.

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
    10.1      Credit Agreement dated as of August 28, 2003          AmeriGas         Form 10-K        10.1
              among AmeriGas Propane, L.P., AmeriGas Propane,    Partners, L.P.      (9/30/03)
              Inc., Petrolane Incorporated, Citicorp USA,
              Inc., Credit Suisse First Boston, Wachovia
              Bank, National Association, as Issuing Bank and
              Swing Line Bank and certain financial
              institutions

   10.2**     AmeriGas Propane, Inc. Discretionary Long-Term        AmeriGas         Form 10-K        10.2
              Incentive Plan for Non-Executive Key Employees     Partners, L.P.      (9/30/02)

    10.3      Amendment No. 1 dated as of August 30, 2004, to       AmeriGas          Form 8-K        10.1
              the Credit Agreement dated as of August 28,        Partners, L.P.      (8/30/04)
              2003 among AmeriGas Propane, L.P., AmeriGas
              Propane, Inc., Petrolane Incorporated, Citicorp
              USA, Inc., Credit Suisse First Boston, Wachovia
              Bank, National Association, as Agent, Issuing
              Bank and Swing Line Bank, and certain financial
              institutions named party thereto.

  10.3(a)     Credit Agreement, dated as of April 18, 2005,         AmeriGas          Form 8-K        10.1
              by and among AmeriGas Propane, L.P., as            Partners, L.P.      (4/18/05)
              Borrower, AmeriGas Propane, Inc., as a
              Guarantor, Petrolane Incorporated, as a
              Guarantor, Wachovia Bank, National Association,
              as Agent, and the other financial institutions
              party thereto

   10.4**     AmeriGas Propane, Inc. Executive Employee             AmeriGas         Form 10-K        10.4
              Severance Pay Plan, as amended December 6, 2004.   Partners, L.P.      (9/30/04)

   10.5**     AmeriGas Propane, Inc. 2000 Long-Term Incentive       AmeriGas         Form 10-Q        10.2
              Plan on Behalf of AmeriGas Partners, L.P., as      Partners, L.P.      (6/30/04)
              amended December 15, 2003 ("AmeriGas 2000
              Plan").

    10.6      Notice of appointment of Wachovia Bank National       AmeriGas         Form 10-K        10.6
              Association as Collateral Agent effective as of    Partners, L.P.      (9/30/03)
              August 28, 2003, pursuant to Intercreditor and
              Agency Agreement dated as of April 19, 1995

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
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

    10.8      First Amendment dated as of July 31, 2001 to          AmeriGas         Form 10-K        10.8
              Intercreditor and Agency Agreement dated as of     Partners, L.P.      (9/30/01)
              April 19, 1995

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

  10.10(a)    Second Amendment dated as of October 14, 2004         AmeriGas         Form 10-K      10.10(a)
              to General Security Agreement dated as of April    Partners, L.P.      (9/30/04)
              19, 1995

   10.11      Subsidiary Security Agreement dated as of April       AmeriGas         Form 10-Q        10.4
              19, 1995 among AmeriGas Propane, L.P., Bank of     Partners, L.P.      (3/31/95)
              America National Trust and Savings Association
              as Collateral Agent and Mellon Bank, N.A. as
              Cash Collateral Agent

   10.12      First Amendment dated as of July 31, 2001 to          AmeriGas         Form 10-K        10.12
              Subsidiary Security Agreement dated as of April    Partners, L.P.      (9/30/01)
              19, 1995

  10.12(a)    Second Amendment dated as of October 14, 2004         AmeriGas         Form 10-K      10.12(a)
              to Subsidiary Security Agreement dated as of       Partners, L.P.      (9/30/04)
              April 19, 1995

   10.13      Restricted Subsidiary Guarantee dated as of           AmeriGas         Form 10-Q        10.5
              April 19, 1995 by AmeriGas Propane, L.P. for       Partners, L.P.      (3/31/95)
              the benefit of Bank of America National Trust
              and Savings Association, as Collateral Agent

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
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

   10.15      Trademark License Agreement dated April 19,           AmeriGas         Form 10-Q        10.7
              1995 among AmeriGas Propane, Inc., AmeriGas        Partners, L.P.      (3/31/95)
              Partners, L.P. and AmeriGas Propane, L.P.

   10.16      Stock Purchase Agreement dated May 27, 1989, as      Petrolane      Registration on   10.16(a)
              amended and restated July 31, 1989, between        Incorporated/     Form S-1 (No.
              Texas Eastern Corporation and QFB Partners         AmeriGas, Inc.      33-69450)

  10.17**     UGI Corporation 2004 Omnibus Equity                     UGI            Form 10-K        10.17
              Compensation Plan, as amended on December 7,        Corporation        (9/30/04)
              2004

 10.17(a)**   UGI Corporation 2004 Omnibus Equity                     UGI             Form 8-K        10.10
              Compensation Plan, as amended on December 7,        Corporation        (12/6/05)
              2004 - Terms and Conditions as amended December
              6, 2005

  10.18**     UGI Corporation 2000 Stock Incentive Plan               UGI            Form 10-Q        10.2
              Amended and Restated as of December 16, 2003        Corporation        (6/30/04)

   10.19      Financing Agreement dated as of August 28, 2003       AmeriGas         Form 10-K        10.19
              between AmeriGas Propane, Inc. and AmeriGas        Partners, L.P.      (9/30/03)
              Propane, L.P.

   10.20      Agreement by Petrolane Incorporated and certain      Petrolane         Form 10-K        10.13
              of its subsidiaries parties thereto                 Incorporated       (9/23/94)
              ("Subsidiaries") for the Sale of the
              Subsidiaries' Inventory and Assets to the
              Goodyear Tire & Rubber Company and D.C.H.,
              Inc., as Purchaser, dated as of December 18,
              1985

  10.21**     UGI Corporation 2004 Omnibus Equity                     UGI             Form 8-K        10.6
              Compensation Plan AmeriGas Employees Stock          Corporation        (12/6/05)
              Option Grant Letter

 10.21(a)**   UGI Corporation 2004 Omnibus Equity                     UGI             Form 8-K        10.4
              Compensation Plan UGI Employees Nonqualified        Corporation        (12/6/05)
              Stock Option Grant Letter

 10.21(b)**   UGI Corporation 2004 Omnibus Equity                     UGI             Form 8-K        10.7
              Compensation Plan UGI Employees Performance         Corporation        (12/6/05)
              Unit Grant Letter

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
  10.22**     UGI Corporation Annual Bonus Plan dated March           UGI            Form 10-Q        10.4
              8, 1996                                             Corporation        (6/30/96)

  10.23**     AmeriGas Propane, Inc. Annual Bonus Plan              AmeriGas         Form 10-K        10.17
              effective October 1, 1998                          Partners, L.P.      (9/30/99)

  10.24**     AmeriGas 2000 Plan Restricted Unit Grant Letter       AmeriGas          Form 8-K        10.2
                                                                 Partners, L.P.      (12/5/05)

  10.25**     UGI Corporation Senior Executive Employee               UGI            Form 10-K        10.12
              Severance Pay Plan as amended December 7, 2004      Corporation        (9/30/04)

  10.26**     UGI Corporation 2004 Omnibus Equity                     UGI             Form 8-K        10.9
              Compensation Plan UGI Employees Stock Unit          Corporation        (12/6/05)
              Grant Letter

  10.27**     UGI Corporation 2002 Non-Qualified Stock Option         UGI            Form 10-Q        10.7
              Plan Amended and Restated as of April 23, 2003      Corporation        (3/31/03)

  10.28**     UGI Corporation 1992 Non-Qualified Stock Option         UGI            Form 10-Q        10.6
              Plan, Amended and Restated as of April 29, 2003     Corporation        (3/31/03)

  *10.29**    Description of oral employment at-will
              agreements for Messrs. Bissell, Katz, Knauss and Sheridan

  10.30**     Description of oral employment at-will                  UGI            Form 10-K        10.30
              agreement for Messrs. Greenberg and Walsh           Corporation        (9/30/05)

  10.31**     AmeriGas Propane, Inc. Supplemental Executive         AmeriGas         Form 10-Q        10.1
              Retirement Plan, Amended and Restated as of        Partners, L.P.      (3/31/05)
              March 1, 2005

  10.32**     UGI Corporation 1997 Stock Option and Dividend          UGI            Form 10-Q        10.4
              Equivalent Plan Amended and Restated as of          Corporation        (3/31/03)
              April 29, 2003

  10.33**     UGI Corporation Supplemental Executive                  UGI            Form 10-Q         10
              Retirement Plan Amended and Restated effective      Corporation        (6/30/98)
              October 1, 1996

  10.34**     Form of Change in Control Agreement for Messrs.         UGI             Form 8-K        10.1
              Greenberg and Walsh                                 Corporation        (12/6/05)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
    10.35**   Form of Change in Control Agreement for Messrs.       AmeriGas          Form 8-K        10.1
              Bissell, Katz, Knauss and Sheridan                 Partners, L.P.      (12/5/05)

   10.36      Purchase Agreement by and among Columbia Energy       AmeriGas          Form 8-K        10.1
              Group, Columbia Propane Corporation, CP            Partners, L.P.       (8/8/01)
              Holdings, Inc., Columbia Propane, L.P.,
              AmeriGas Propane, L.P., AmeriGas Partners, L.P.
              and AmeriGas Propane, Inc. dated as of January
              30, 2001 and amended and restated August 7, 2001

   10.37      Purchase Agreement by and among Columbia              National          Form 8-K        10.5
              Propane, L.P., CP Holdings, Inc., Columbia            Propane          (4/19/99)
              Propane Corporation, National Propane Partners,    Partners, L.P.
              L.P., National Propane Corporation, National
              Propane SPG, Inc., and Triarc Companies, Inc.
              dated as of April 5, 1999

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

   10.42      Columbia Energy Group Payment Guaranty dated          AmeriGas         Form 10-K        10.42
              April 5, 1999                                      Partners, L.P.      (9/30/01)

   10.43      Keep Well Agreement by and between AmeriGas           AmeriGas         Form 10-K        10.46
              Propane, L.P. and Columbia Propane Corporation     Partners, L.P.      (9/30/01)
              dated August 21, 2001

  *10.44**    Summary of Director Compensation                      AmeriGas
                                                                 Partners, L.P.

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                       EXHIBIT                          REGISTRANT          FILING        EXHIBIT
-----------   ------------------------------------------------   --------------   ---------------   --------
  10.45**     Form of Confidentiality and Post-Employment           AmeriGas         Form 10-Q        10.3
              Activities Agreement with AmeriGas Propane,        Partners, L.P.      (3/31/05)
              Inc., in its own right and as general partner
              of AmeriGas Partners, L.P., for Messrs.
              Bissell, Katz and Knauss

  10.46**     Confidentiality and Post-Employment Activities        AmeriGas          Form 8-K        10.1
              Agreement between AmeriGas Propane, Inc., in       Partners, L.P.      (8/15/05)
              its own right and as general partner of
              AmeriGas Partners, L.P., and Mr. Sheridan

    *13 Pages 10 through 26 of the 2005 Annual Report to Unitholders

     14       Code of Ethics for principal executive,               AmeriGas         Form 10-K         14
              financial and accounting officers                  Partners, L.P.      (9/30/03)

    *21       Subsidiaries of AmeriGas Partners, L.P.

    *23       Consent of PricewaterhouseCoopers LLP

   *31.1 Certification by the Chief Executive Officer relating to the Registrants' Report on Form
              10-K for the year ended September 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

   *31.2 Certification by the Chief Financial Officer relating to the Registrants' Report on Form
              10-K for the year ended September 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

    *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants' Report on Form 10-K for the fiscal year ended September 30, 2005, pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERIGAS PARTNERS, L.P.

                                        By: AmeriGas Propane, Inc.
                                            its General Partner


Date: December 5, 2005                  By: Jerry E. Sheridan
                                            ------------------------------------
                                            Jerry E. Sheridan
                                            Vice President - Finance
                                            and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 5, 2005, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                              TITLE
---------                              -----


Eugene V. N. Bissell                   President
------------------------------------   and Chief Executive Officer
Eugene V. N. Bissell                   (Principal Executive Officer)
                                       and Director

Lon R. Greenberg                       Chairman and Director
------------------------------------
Lon R. Greenberg


John L. Walsh                          Vice Chairman and Director
------------------------------------
John L. Walsh


Jerry E. Sheridan                      Vice President - Finance
------------------------------------   and Chief Financial Officer
Jerry E. Sheridan                      (Principal Financial Officer)


William J. Stanczak                    Controller and Chief
------------------------------------   Accounting Officer
William J. Stanczak                    (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 5, 2005, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                              TITLE
---------                              -----


Thomas F. Donovan                      Director
------------------------------------
Thomas F. Donovan


Richard C. Gozon                       Director
------------------------------------
Richard C. Gozon


William J. Marrazzo                    Director
------------------------------------
William J. Marrazzo


Gregory A. Pratt                       Director
------------------------------------
Gregory A. Pratt


James W. Stratton                      Director
------------------------------------
James W. Stratton


Roger B. Vincent                       Director
------------------------------------
Roger B. Vincent

                             AMERIGAS PARTNERS, L.P.

                              FINANCIAL INFORMATION

                        FOR INCLUSION IN ANNUAL REPORT ON

                            FORM 10-K FOR THE FISCAL

                          YEAR ENDED SEPTEMBER 30, 2005

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the reports thereon of PricewaterhouseCoopers LLP dated December 13, 2005, and Management's Report on Internal Control over Financial Reporting listed in the following index, are included in AmeriGas Partners' 2005 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5, 8 and 9A(b), the 2005 Annual Report to Unitholders is not to be deemed filed as part of this Report.

                                                                                 Annual Report
                                                                    Form 10-K   to Unitholders
                                                                     (page)          (page)
                                                                   ----------   --------------
AmeriGas Partners, L.P. and Subsidiaries
Management's Report on Internal Control over Financial Reporting   Exhibit 13          26

Financial Statements:
   Report of Independent Registered Public Accounting Firm         Exhibit 13          25
   Consolidated Balance Sheets as of September 30,
      2005 and 2004                                                Exhibit 13          10
   Consolidated Statements of Operations for the years
      ended September 30, 2005, 2004 and 2003                      Exhibit 13          11
   Consolidated Statements of Cash Flows for the years
      ended September 30, 2005, 2004 and 2003                      Exhibit 13          12
   Consolidated Statements of Partners' Capital for the
      years ended September 30, 2005, 2004 and 2003                Exhibit 13          13
   Notes to Consolidated Financial Statements                      Exhibit 13        14-24
Supplementary Data (unaudited):
      Quarterly Data for the years ended
      September 30, 2005 and 2004                                  Exhibit 13          24

Financial Statements Schedules:
      I - Condensed Financial Information of Registrant
         (Parent Company)                                          S-1 to S-3
      II - Valuation and Qualifying Accounts                       S-4 to S-5

         Report of Independent Registered Public Accounting
            Firm on Financial Statement Schedules                      S-6

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of AmeriGas Partners, L.P.
and the Board of Directors of AmeriGas Propane Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 13, 2005 appearing in the 2005 Annual Report to Unitholders of AmeriGas Partners, L.P. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in
Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 13, 2005

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Thousands of dollars)

                                                      September 30,
                                                   -------------------
                                                     2005       2004
                                                   --------   --------
ASSETS
Current assets:
   Cash                                            $  8,806   $  3,501
   Accounts receivable                                   --         --
                                                   --------   --------
      Total current assets                            8,806      3,501

Investment in AmeriGas Propane, L.P.                833,289    750,328
Deferred charges                                      4,921      7,527
                                                   --------   --------
      Total assets                                 $847,016   $761,356
                                                   ========   ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable                                $  4,032   $    741
   Accrued interest                                  15,695     15,383
                                                   --------   --------
      Total current liabilities                      19,727     16,124

Long-term debt                                      489,872    456,194
Commitments and contingencies

Partners' capital:
   Common unitholders                               289,396    276,887
   General partner                                    2,920      2,783
   Accumulated other comprehensive income (loss)     45,101      9,368
                                                   --------   --------
      Total partners' capital                       337,417    289,038
                                                   --------   --------
      Total liabilities and partners' capital      $847,016   $761,356
                                                   ========   ========


Commitments and Contingencies:

Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30 are as follows: 2006-$60,000; 2007-$0; 2008-$0; 2009-$0; 2010-$0.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (Thousands of dollars)

                                                                     Year Ended September 30,
                                                                  ------------------------------
                                                                    2005       2004       2003
                                                                  --------   --------   --------
Operating expenses                                                $     42   $   (256)  $   (151)
Loss on extinguishments of debt                                    (33,602)        --     (3,023)
Interest expense                                                   (39,834)   (39,639)   (38,384)
                                                                  --------   --------   --------
Loss before income taxes                                           (73,394)   (39,895)   (41,558)
Income tax expense                                                      60         66         61
                                                                  --------   --------   --------
Loss before equity in income of AmeriGas Propane, L.P.             (73,454)   (39,961)   (41,619)
Equity in income of AmeriGas Propane, L.P.                         134,299    131,815    113,577
                                                                  --------   --------   --------
Net income                                                        $ 60,845   $ 91,854   $ 71,958
                                                                  ========   ========   ========
General partner's interest in net income                          $    608   $    919   $    720
                                                                  ========   ========   ========
Limited partners' interest in net income                          $ 60,237   $ 90,935   $ 71,238
                                                                  ========   ========   ========
Income per limited partner unit - basic and diluted:              $   1.10   $   1.71   $   1.42
                                                                  ========   ========   ========
Average limited partner units outstanding - basic (thousands)       54,602     53,097     50,267
                                                                  ========   ========   ========
Average limited partner units outstanding - diluted (thousands)     54,655     53,172     50,337
                                                                  ========   ========   ========

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                              Year Ended September 30,
                                                         ---------------------------------
                                                            2005        2004        2003
                                                         ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES (A)            $  90,307   $ 117,425   $ 112,010

CASH FLOWS FROM INVESTING ACTIVITIES:
   Contributions to AmeriGas Propane, L.P.                 (73,415)    (82,493)   (108,513)
                                                         ---------   ---------   ---------
      Net cash used by investing activities                (73,415)    (82,493)   (108,513)
                                                         ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                          (122,186)   (117,538)   (111,462)
   Issuance of long-term debt                              410,550      30,135     122,780
   Repayments of long-term debt                           (373,360)         --     (86,913)
   Proceeds from issuance of Common Units                   72,675      51,197      75,005
   Capital contribution from General Partner                   734         517         758
                                                         ---------   ---------   ---------
      Net cash (used) provided by financing activities     (11,587)    (35,689)        168
                                                         ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents         $   5,305   $    (757)  $   3,665
                                                         =========   =========   =========

CASH AND CASH EQUIVALENTS:
   End of year                                           $   8,806   $   3,501   $   4,258
   Beginning of year                                         3,501       4,258         593
                                                         ---------   ---------   ---------
      (Decrease) increase                                $   5,305   $    (757)  $   3,665
                                                         =========   =========   =========

(a) Includes distributions received from AmeriGas Propane, L.P. of $161,058, $155,488 and $142,935 for the years ended September 30, 2005, 2004 and 2003, respectively.

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                                                 Charged
                                                  Balance at    (credited)                  Balance at
                                                   beginning   to costs and                   end of
                                                    of year      expenses       Other          year
                                                  ----------   ------------   --------      ----------
YEAR ENDED SEPTEMBER 30, 2005
Reserves deducted from assets in the
   consolidated balance sheet:
      Allowance for doubtful accounts               $11,964      $11,591      $(10,412)(1)   $13,143
                                                    =======                                  =======

Other reserves:
   Self-insured property and casualty liability     $53,172      $23,486      $(16,038)(2)   $60,620
                                                    =======                                  =======

   Insured property and casualty liability          $   627      $  (250)     $     --       $   377
                                                    =======                                  =======
   Environmental, litigation and other              $10,888      $   744      $ (4,249)(2)   $ 8,303
                                                   ========                                  =======
                                                                                   920(3)

YEAR ENDED SEPTEMBER 30, 2004
Reserves deducted from assets in the
   consolidated balance sheet:
      Allowance for doubtful accounts               $ 9,192      $ 9,772      $(8,819)(1)    $11,964
                                                    =======                                  =======
                                                                                 1,819(4)
Other reserves:
   Self-insured property and casualty liability     $45,856      $22,166      $(15,585)(2)   $53,172
                                                    =======                                  =======
                                                                                   735(3)

   Insured property and casualty liability          $   627      $    --      $     --       $   627
                                                    =======                                  =======
   Environmental, litigation and other              $12,358      $ 1,730      $ (3,325)(2)   $10,888
                                                    =======                                  =======
                                                                                   125(3)

                    AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

                             (Thousands of dollars)

                                                                  Charged
                                                  Balance at    (credited)                 Balance at
                                                   beginning   to costs and                  end of
                                                    of year      expenses       Other        year
                                                  ----------   ------------   --------     ----------
YEAR ENDED SEPTEMBER 30, 2003
Reserves deducted from assets in
   the consolidated balance sheet:
   Allowance for doubtful accounts                  $ 7,588      $ 9,046      $ (7,442)(1)   $ 9,192
                                                    =======                                  =======

Other reserves:
   Self-insured property and casualty liability     $37,395      $20,488      $(12,027)(2)   $45,856
                                                    =======                                  =======
   Insured property and casualty liability          $ 3,500      $(2,805)     $    (68)(3)   $   627
                                                    =======                                  =======
   Environmental, litigation and other              $12,999      $ 2,525      $ (3,610)(2)   $12,358
                                                    =======                                  =======
                                                                                   444(3)

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Payments, net of any refunds

(3)  Other adjustments, primarily reclassifications

(4)  Acquisitions

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
10.29         Description of Oral Employment At-Will Agreements for Eugene V. N.
              Bissell, William D. Katz, Robert H. Knauss and Jerry E. Sheridan

10.44         Summary of Director Compensation

13            Pages 10 through 26 of the 2005 Annual Report to Unitholders

21            Subsidiaries of the Registrant

23            Consent of PricewaterhouseCoopers LLP

31.1          Certification by the Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act

31.2          Certification by the Chief Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act

32            Certification by the Chief Executive Officer and Chief Financial
              Officer pursuant to Section 906 of the Sarbanes-Oxley Act