Form 10-Q
period 2005-12-31
AMERIGAS PARTNERS LP
filed 2006-02-09
CIK 932628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-13692

                             AMERIGAS PARTNERS, L.P.
             (Exact name of registrant as specified in its charters)

           Delaware                                               23-2787918
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 460 North Gulph Road, King of Prussia, PA 19406
               (Address of principal executive offices) (Zip Code)

                                 (610) 337-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
accelerated filer   X   Accelerated filer       Non-accelerated filer
                  -----                   -----                       -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     At January 31, 2006, there were 56,797,105 Common Units of AmeriGas Partners, L.P. outstanding.

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                          PAGES
                                                                         -------
PART I  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of
              December 31, 2005, September 30, 2005 and
              December 31, 2004                                                1

           Condensed Consolidated Statements of Operations
              for the three months ended December 31, 2005 and 2004            2

           Condensed Consolidated Statements of Cash Flows
              for the three months ended December 31, 2005 and 2004            3

           Condensed Consolidated Statement of Partners' Capital
              for the three months ended December 31, 2005                     4

           Notes to Condensed Consolidated Financial Statements           5 - 13

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14 - 19

   Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                19 - 20

   Item 4. Controls and Procedures                                            21

PART II OTHER INFORMATION

   Item 6. Exhibits                                                           22

   Signatures                                                                 23

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                    December 31,   September 30,   December 31,
                                                                        2005            2005           2004
                                                                    ------------   -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   33,070      $   99,162     $    7,218
   Accounts receivable (less allowances for doubtful accounts
      of $14,658, $13,143 and $13,285, respectively)                    278,920         161,209        234,016
   Accounts receivable - related parties                                  2,943           2,600          2,935
   Inventories                                                          112,907          90,748        104,253
   Derivative financial instruments                                      15,543          50,788            657
   Prepaid expenses and other current assets                             13,403          13,233          9,771
                                                                     ----------      ----------     ----------
      Total current assets                                              456,786         417,740        358,850
Property, plant and equipment (less accumulated depreciation and
   amortization of $584,516, $569,822 and $535,322, respectively)       584,810         584,519        594,805
Goodwill and excess reorganization value                                619,052         619,052        618,048
Intangible assets (less accumulated amortization of $21,871,
   $20,756 and $17,324, respectively)                                    28,332          29,422         31,395
Other assets                                                             13,819          12,342         17,997
                                                                     ----------      ----------     ----------
      Total assets                                                   $1,702,799      $1,663,075     $1,621,095
                                                                     ==========      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current maturities of long-term debt                              $  152,838      $  118,087     $   60,420
   Bank loans                                                                --              --         30,000
   Accounts payable - trade                                             221,321         136,429        180,902
   Accounts payable - related parties                                     7,822           2,993          5,418
   Customer deposits and advances                                        72,067          92,427         64,537
   Employee compensation and benefits accrued                            22,153          31,410         21,053
   Interest accrued                                                      15,922          28,985         16,634
   Other current liabilities                                             55,847          46,684         55,127
                                                                     ----------      ----------     ----------
      Total current liabilities                                         547,970         457,015        434,091
Long-term debt                                                          759,791         795,415        840,812
Other noncurrent liabilities                                             63,717          64,658         61,578
Commitments and contingencies (note 4)
Minority interests                                                        8,404           8,570          7,574
Partners' capital                                                       322,917         337,417        277,040
                                                                     ----------      ----------     ----------
      Total liabilities and partners' capital                        $1,702,799      $1,663,075     $1,621,095
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

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                            Three Months Ended
                                                               December 31,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
Revenues:
   Propane                                                 $588,357   $517,451
   Other                                                     41,867     38,765
                                                           --------   --------
                                                            630,224    556,216
                                                           --------   --------
Costs and expenses:
   Cost of sales - propane                                  391,974    335,309
   Cost of sales - other                                     15,815     15,835
   Operating and administrative expenses                    133,438    130,619
   Depreciation and amortization                             18,253     19,318
   Other income, net                                         (3,921)   (12,549)
                                                           --------   --------
                                                            555,559    488,532
                                                           --------   --------
Operating income                                             74,665     67,684
Interest expense                                            (18,919)   (20,503)
                                                           --------   --------
Income before income taxes and minority interests            55,746     47,181
Income tax expense                                              (51)    (2,315)
Minority interests                                             (682)      (575)
                                                           --------   --------
Net income                                                 $ 55,013   $ 44,291
                                                           ========   ========
General partner's interest in net income                   $  5,536   $  2,493
                                                           ========   ========
Limited partners' interest in net income                   $ 49,477   $ 41,798
                                                           ========   ========
Net income per limited partner unit - basic and diluted:   $   0.87   $   0.77
                                                           ========   ========
Average limited partner units outstanding (thousands):
   Basic                                                     56,797     54,477
                                                           ========   ========
   Diluted                                                   56,840     54,552
                                                           ========   ========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                       Three Months Ended
                                                          December 31,
                                                      --------------------
                                                         2005       2004
                                                      ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  55,013   $ 44,291
   Adjustments to reconcile net income to net
      cash (used) provided by operating activities:
         Depreciation and amortization                   18,253     19,318
         Gain on sale of Atlantic Energy                     --     (9,135)
         Other, net                                       2,683        432
         Net change in:
            Accounts receivable                        (121,381)   (93,081)
            Inventories                                 (22,159)   (19,302)
            Accounts payable                             89,723     72,925
            Other current assets and liabilities        (38,605)   (27,570)
                                                      ---------   --------
      Net cash used by operating activities             (16,473)   (12,122)
                                                      ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment       (18,084)   (21,136)
   Proceeds from disposals of assets                      2,217      6,096
   Net proceeds from sale of Atlantic Energy                 --     11,504
   Acquisitions of businesses, net of cash acquired        (551)   (15,642)
                                                      ---------   --------
      Net cash used by investing activities             (16,418)   (19,178)
                                                      ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                        (32,128)   (30,265)
   Minority interest activity                              (502)      (485)
   Increase in bank loans                                    --     30,000
   Repayment of long-term debt                             (571)    (1,315)
                                                      ---------   --------
      Net cash used by financing activities             (33,201)    (2,065)
                                                      ---------   --------
Cash and cash equivalents decrease                    $ (66,092)  $(33,365)
                                                      =========   ========

CASH AND CASH EQUIVALENTS:
   End of period                                      $  33,070   $  7,218
   Beginning of period                                   99,162     40,583
                                                      ---------   --------
      Decrease                                        $ (66,092)  $(33,365)
                                                      =========   ========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                             Accumulated
                                           Number of                            other         Total
                                            Common                General   comprehensive   partners'
                                             Units      Common    partner   income (loss)    capital
                                          ----------   --------   -------   -------------   ---------
BALANCE SEPTEMBER 30, 2005                56,792,605   $289,396    $2,920      $ 45,101      $337,417
   Net income                                            49,477     5,536                      55,013
   Net losses on derivative instruments                                         (27,238)      (27,238)
   Reclassification of net gains
      on derivative instruments                                                 (10,294)      (10,294)
                                                       --------    ------      --------      --------
   Comprehensive income                                  49,477     5,536       (37,532)       17,481
   Distributions                                        (31,807)     (321)                    (32,128)
   Common Units issued in
      connection with incentive
      compensation  plan                       4,500        146         1                         147
                                          ----------   --------    ------      --------      --------
BALANCE DECEMBER 31, 2005                 56,797,105   $307,212    $8,136      $  7,569      $322,917
                                          ==========   ========    ======      ========      ========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership's 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy") was accounted for by the equity method. In November 2004, the Partnership sold its interest in Atlantic Energy (also see Note 3).

     AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2005 ("2005 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

     NET INCOME PER UNIT. Net income per unit is computed by dividing net income, after deducting the General Partner's interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding.

     Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

     earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically, but not necessarily, impact our first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.09) and $(0.03) for the three months ended December 31, 2005 and 2004, respectively.

     Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner's incentive compensation plans.

     COMPREHENSIVE INCOME. The following table presents the components of comprehensive income (loss) for the three months ended December 31, 2005 and 2004:

                            Three Months Ended
                               December 31,
                           -------------------
                             2005       2004
                           --------   --------
Net income                 $ 55,013   $ 44,291
Other comprehensive loss    (37,532)   (26,142)
                           --------   --------
Comprehensive income       $ 17,481   $ 18,149
                           ========   ========

     Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

     UNIT-BASED COMPENSATION. Certain members of the General Partner's management may be granted stock options for UGI Common Stock under UGI's equity compensation plans. Such awards typically vest ratably over a period of years (generally three years). There are certain change of control and retirement eligibility conditions that, if met, generally result in an acceleration of vesting. Stock options for UGI Common Stock generally can be exercised no later than ten years from the grant date.

     Under the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan ("2000 Propane Plan"), the General Partner may grant to key employees the rights to receive a total of 500,000 AmeriGas Partners Common Units ("Units"), or cash equivalent to the fair market value of such Units, or a combination of both, upon the achievement of certain market performance goals. In addition, the 2000 Propane Plan authorizes the crediting of Partnership Common Unit distribution equivalents to participants' accounts. Any distribution equivalents will be paid in cash. The actual number of Common Units (or their cash equivalent) ultimately issued, and the actual amount of distribution equivalents paid, is dependent upon the achievement of market performance goals and employee service conditions. Generally, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in the acceleration of vesting. No awards were granted pursuant to the 2000 Propane Plan during the three months ended December 31, 2005 or 2004.

     We also have a nonexecutive AmeriGas Propane, Inc. plan under which the General Partner may grant key employees who do not participate in

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

     the 2000 Propane Plan the rights to receive a total of 200,000 AmeriGas Partners Common Units. Generally, awards under the nonexecutive plan vest at the end of a three-year period and are paid in Units and cash. There are certain change of control conditions that, if met, generally result in an acceleration of vesting. Awards granted pursuant to the nonexecutive plan during the three months ended December 31, 2005 and any associated expense was not material to the Partnership's financial position, results of operations or cash flows.

     Effective October 1, 2005, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Prior to October 1, 2005, as permitted, we applied the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees. Under APB 25, the Partnership did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method as prescribed by the provisions of SFAS No. 123. Under SFAS 123R, all equity-based compensation cost is measured on the grant date or at the end of each period based on the fair value of that award and is recognized in the income statement over the requisite service period.

     As permitted by the standard, under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of that date. The Partnership used the Black-Scholes option-pricing model to estimate the fair value of each option prior to adoption of SFAS 123R and continues to use this model. The adoption of SFAS 123R resulted in compensation expense associated with stock options of $88 during the three months ended December 31, 2005 which did not impact our reported basic and diluted earnings per limited partner unit. As of December 31, 2005, there was $546 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.9 years. Assuming no significant change in the level of future stock option grants to AmeriGas Propane, Inc. employees, we do not believe that compensation cost associated with stock options will have a material impact on the Partnership's financial position, results of operations or cash flows.

     Both prior to and after the adoption of SFAS 123R, we measured and recorded compensation cost of Unit awards that can be settled in cash or at the General Partner's option in cash or AmeriGas Partners Common Units, or a combination of both, based upon their fair value as of the end of each period. The fair value of Units are generally dependent upon AmeriGas Partners Common Unit price and its performance in comparison to a group of peer companies. The fair value of these awards is expensed over requisite service periods.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

     The following table illustrates the effects on net income and basic and diluted income per unit as if we had applied the provisions of SFAS 123R to all of our equity-based compensation awards for the period prior to the adoption of SFAS 123R.

For the three months ended December 31, 2004
Net income as reported                         $44,291
Add: Unit-based employee
   compensation benefit
   included in reported net income                (495)
Deduct: Total stock and unit-based
   employee compensation benefit
   determined under the fair
   value method for all awards                     350
                                               -------
Pro forma net income                           $44,146
                                               =======

Basic income per limited partner unit:
   As reported                                 $  0.77
   Pro forma                                   $  0.77

Diluted income per limited partner unit:
   As reported                                 $  0.77
   Pro forma                                   $  0.76

     The total equity-based compensation benefit recorded during the three months ended December 31, 2005 was $750 which reflects both stock option and Unit awards. Both of the three-month periods ended December 31, 2005 and 2004 reflect a net compensation benefit largely reflecting the effects of certain market performance conditions not being met.

     As of December 31, 2005, there was $1,414 of unrecognized compensation cost associated with 86,967 Unit awards that is expected to be recognized over a weighted average period of 1.7 years. Also, at December 31, 2005, a liability of $1,426 is reflected in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. It is the Partnership's practice to issue new AmeriGas Partners Common Units for the portion of any Unit award paid out in AmeriGas Partners Common Units.

                                          Number of     Average Fair
                                            Units     Value (per Unit)
                                          ---------   ----------------
Non-vested Units - September 30, 2005(a)    112,967         $37.31
Non-vested Units - December 31, 2005(a)      86,967         $32.65

(a) The decrease in non-vested Unit awards from September 30, 2005 compared to December 31, 2005 is a result of market performance conditions not being met with respect to the 2000 Propane Plan. With respect to the nonexecutive plan, awards representing 6,750 were paid out to employees, 4,500 of which were settled through the issuance of new AmeriGas Partners Common Units. Also, during the three months ended December 31, 2005, 6,750 new Unit awards were granted to employees.


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

2.   INTANGIBLE ASSETS

     The Partnership's intangible assets comprise the following:

                                 December 30,   September 30,
                                     2005            2005
                                 ------------   -------------
Subject to amortization:
   Customer relationships and
      noncompete agreements        $ 50,203       $ 50,178
   Accumulated amortization         (21,871)       (20,756)
                                   --------       --------
                                   $ 28,332       $ 29,422
                                   --------       --------

Not subject to amortization:
   Goodwill                        $525,732       $525,732
   Excess reorganization value       93,320         93,320
                                   --------       --------
                                   $619,052       $619,052
                                   --------       --------

     Amortization expense of intangible assets was $1,115 and $1,166 for the three months ended December 31, 2005 and 2004, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2006 - $4,377; Fiscal 2007 - $3,736; Fiscal 2008 - $3,455; Fiscal 2009 - $3,127; Fiscal 2010 - $2,811.

3.   RELATED PARTY TRANSACTIONS

     Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $78,652 and $78,694 during the three months ended December 31, 2005 and 2004, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

     UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $787 and $3,234 during the three months ended December 31, 2005 and 2004, respectively. In addition, UGI and certain of its subsidiaries (excluding Atlantic Energy which is discussed separately) provide office space and automobile liability insurance and sell propane to the

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

     Partnership. These costs totaled $864 and $997 during the three months ended December 31, 2005 and 2004, respectively.

     AmeriGas OLP purchases propane from Atlantic Energy, now owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three months ended December 31, 2005 and 2004 totaled $12,256 and $8,506, respectively. Amounts due to Atlantic Energy totaled $7,822, $2,505 and $3,986 at December 31, 2005, September 30, 2005 and December 31, 2004, respectively, and are reflected in accounts payable - related parties in the Condensed Consolidated Balance Sheets. Prior to the November 2004 sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2,420 during the three months ended December 31, 2004 all of which occurred prior to the sale of our ownership interests.

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

     Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during the three months ended December 31, 2004. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy. No amounts were due from Atlantic Energy at December 31, 2005. Amounts due from Atlantic Energy at December 31, 2004 totaled $376 which is included in accounts receivable - related parties in the Condensed Consolidated Balance Sheet.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

4.   COMMITMENTS AND CONTINGENCIES

     The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $9,000 at December 31, 2005. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, subsequently assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

     On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2005, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

     Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. In 2003, we settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, we filed a cross-claim against CEG, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to our acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12,000 plus punitive damages, civil penalties and attorneys' fees. We believe we have good defenses to the claims of the class members and intend to defend against the remaining claims in this lawsuit.

     We also have other contingent liabilities, pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these and the aforementioned matters. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although management currently believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

5.   SUBSEQUENT EVENT - LONG-TERM DEBT REFINANCING

     In January 2006, the Partnership and AP Eagle Finance Corp. issued $350,000 of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance $59,500 of the Partnership's $60,000 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium, and AmeriGas OLP's $35,000 term loan due October 1, 2006. On January 27, 2006, AmeriGas OLP notified the holders of its $160,000 Series A and $68,800 Series C First Mortgage Notes of its intention to redeem the notes, including a make-whole premium, on February 16, 2006. The Partnership expects to incur a loss on extinguishment of debt associated with these refinancings of approximately $16,000 that will be recorded during the three months ending March 31, 2006.

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

                             AMERIGAS PARTNERS, L.P.

                       ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership's results of operations for the three months ended December 31, 2005 ("2005 three-month period") with the three months ended December 31, 2004 ("2004 three-month period").

EXECUTIVE OVERVIEW

The Partnership's results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. Weather during the 2005 three-month period was 4.1% warmer than normal compared to 8.0% warmer than normal in the prior-year period. In addition to the weather conditions, our volumes reflect the effects of customer conservation due to a continuing trend of high propane prices.

The Partnership reported net income of $55.0 million during the 2005 three-month period, an increase of $10.7 million compared to the prior-year period. The 2004 three-month period included an after-tax gain of $7.1 million in connection with the November 2004 sale of Atlantic Energy, Inc. ("Atlantic Energy"). The Partnership's retail gallons sold during the 2005 three-month period reflect the negative effects of customer conservation resulting from higher propane costs and selling prices and reduced volumes sold to agricultural customers reflecting a weak crop-drying season. Although the Partnership experienced reduced volumes, we were able to effectively manage product costs and customer pricing, while remaining competitive in the marketplace.

                             AMERIGAS PARTNERS, L.P.

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD

                                                                     Increase
Three Months Ended December 31,                  2005     2004      (Decrease)
-------------------------------                 ------   ------   --------------
(millions of dollars)
Gallons sold (millions):
   Retail                                        291.9    296.8     (4.9)   (1.7)%
   Wholesale                                      38.2     44.4     (6.2)  (14.0)%
                                                ------   ------   ------
                                                 330.1    341.2    (11.1)   (3.3)%
                                                ======   ======   ======
Revenues:
   Retail propane                               $543.2   $475.5   $ 67.7    14.2%
   Wholesale propane                              45.2     42.0      3.2     7.6%
   Other                                          41.8     38.7      3.1     8.0%
                                                ------   ------   ------
                                                $630.2   $556.2   $ 74.0    13.3%
                                                ======   ======   ======

Total margin(a)                                 $222.4   $205.1   $ 17.3     8.4%
EBITDA(b)                                       $ 92.2   $ 86.4   $  5.8     6.7%
Operating income                                $ 74.7   $ 67.7   $  7.0    10.3%
Net income                                      $ 55.0   $ 44.3   $ 10.7    24.2%
Heating degree days - % warmer than normal(c)     (4.1)    (8.0)      --      --

(a) Total margin represents total revenues less cost of sales - propane and cost of sales - other.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America ("GAAP"). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with that of other companies within the propane industry and to evaluate the Partnership's ability to meet loan covenants. The Partnership's definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year.

     The following table includes reconciliations of net income to EBITDA for the periods presented:

                     Three Months Ended
                        December 31,
                     ------------------
                         2005    2004
                        -----   -----
Net income              $55.0   $44.3
Income tax expense        0.1     2.3
Interest expense         18.9    20.5
Depreciation             16.9    17.9
Amortization              1.3     1.4
                        -----   -----
EBITDA                  $92.2   $86.4
                        =====   =====

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

                             AMERIGAS PARTNERS, L.P.

Based upon heating degree-day data, temperatures were 4.1% warmer than normal during the 2005 three-month period compared to temperatures that were 8.0% warmer than normal during the 2004 three-month period. Notwithstanding the colder weather, retail propane volumes sold decreased 1.7% compared to the prior-year three-month period reflecting, in part, the previously mentioned decrease in volumes sold to agricultural customers. High propane selling prices continued to cause price-induced customer conservation. In the 2005 three-month period, our average retail propane product cost per retail gallon sold was approximately 20% higher than in the 2004 three-month period, which resulted in higher year-over-year prices to our customers. Low-margin wholesale propane volumes sold decreased during the 2005 three-month period reflecting lower volumes sold in connection with product cost management activities.

Retail propane revenues increased $67.7 million reflecting a $75.6 million increase due to higher average selling prices partially offset by a $7.9 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $3.2 million reflecting a $9.1 million increase resulting from higher average selling prices partially offset by a $5.9 million decrease due to lower volumes sold. The higher average retail and wholesale selling prices per gallon reflect the continuance of significantly higher propane product costs compared to the prior year. The average wholesale cost per gallon of propane at Mont Belvieu, one of the major propane supply points in the United States, was approximately 25% greater than the average cost per gallon during the 2004 three-month period. Total cost of sales increased to $407.8 million in the 2005 three-month period from $351.1 million in the 2004 three-month period largely reflecting the increase in propane product costs partially offset by the decreased volumes sold.

Total margin increased $17.3 million compared to the 2004 three-month period principally reflecting higher average margin per retail gallon which is largely attributable to our product cost and customer pricing management efforts.

EBITDA during the 2005 three-month period was $92.2 million compared to $86.4 million during the 2004 three-month period. The $5.8 million increase in EBITDA reflects the increase in total margin partially offset by (1) an $8.6 million decrease in other income primarily reflecting the absence of the gain on the sale of Atlantic Energy in November 2004 and (2) a $2.8 million increase in operating and administrative expenses. Operating and administrative expenses increased principally reflecting higher vehicle fuel costs and vehicle lease expense. Operating income increased $7.0 million reflecting the previously mentioned increase in EBITDA and lower depreciation and amortization expense. Net income in the 2005 three-month period increased $10.7 million reflecting the increase in operating income, lower income tax expense and $1.6 million in lower interest expense. The reduction in income taxes is attributable to the income tax expense on the gain on the Partnership's sale of Atlantic Energy included in the 2004 three-month period.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at December 31, 2005 totaled $912.6 million (including current maturities of $152.8 million) compared to $913.5 million (including current maturities of $118.1 million) at September 30, 2005.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving

                             AMERIGAS PARTNERS, L.P.

Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At December 31, 2005, there were no borrowings outstanding under the Credit Agreement. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $58.9 million at December 31, 2005. Largely due to the issuance of 2.3 million Common Units in September 2005, during the 2005 three-month period the Partnership did not need to use its revolving credit facility to fund its operations. The average daily borrowings outstanding under the Credit Agreement during the three months ended December 31, 2004 were $20.2 million. The peak borrowings outstanding under the Credit Agreement during the 2004 three-month period were $51.0 million.

In January 2006, the Partnership and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance $59.5 million of the Partnership's $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium, and AmeriGas OLP's $35 million term loan due October 1, 2006. On January 27, 2006, AmeriGas OLP notified the holders of its $160 million Series A and $68.8 million Series C First Mortgage Notes of its intention to redeem the notes, including a make-whole premium, on February 16, 2006. The Partnership expects to incur a loss on extinguishment of debt associated with these refinancings of approximately $16 million that will be recorded during the three months ending March 31, 2006.

AmeriGas Partners periodically issues debt and equity securities and expects to continue issuing securities in the future. It has issued debt securities in underwritten public offerings or private offerings and Common Units in underwritten public offerings in each of the last three fiscal years. Most recently, it issued debt securities in January 2006 and Common Units in September 2005 in underwritten public offerings. Proceeds from these offerings are generally used to reduce or refinance indebtedness and for general Partnership purposes, including funding acquisitions. The Partnership has an effective debt and equity shelf registration statement with the Securities and Exchange Commission under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.

The quarterly distribution of $0.56 for the quarter ended December 31, 2005 will be paid on February 18, 2006 to holders of record on February 10, 2006. During the three months ended December 31, 2005, the Partnership declared and paid the quarterly distributions on all limited partner units for the quarter ended September 30, 2005. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership's control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

                             AMERIGAS PARTNERS, L.P.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $33.1 million at December 31, 2005 compared to $99.2 million at September 30, 2005. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the three months ended December 31, 2005 are not necessarily indicative of cash flows to be expected for a full year. The Partnership generally uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow used by operating activities was $16.5 million during the 2005 three-month period compared to $12.1 million during the 2004 three-month period. Cash flow from operating activities before changes in working capital was $75.9 million in the 2005 three-month period compared to $54.9 million in the prior-year three-month period. Cash required to fund changes in operating working capital during the 2005 three-month period totaled $92.4 million compared to the $67.0 million required in the prior-year three-month period largely reflecting the changes in accounts receivables. Our increased need for cash to fund working capital reflects, in large part, the effects of higher propane commodity prices.

INVESTING ACTIVITIES. We spent $18.1 million for property, plant and equipment (including maintenance capital expenditures of $5.4 million and growth capital expenditures of $12.7 million) during the three months ended December 31, 2005 compared to $21.1 million (including maintenance capital expenditures of $6.5 million and growth capital expenditures of $14.6 million) during the prior-year three-month period. Expenditures for property, plant and equipment declined in the 2005 three-month period compared to the prior-year period reflecting more prudent use of existing cylinder capital. The decrease in proceeds received from disposals of assets reflects the higher number of district locations sold during the 2004 three-month period compared to the current-year period.

FINANCING ACTIVITIES. Cash flow used by financing activities was $33.2 million in the 2005 three-month period compared to $2.1 million in the prior-year period. The Partnership's financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests.

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

                             AMERIGAS PARTNERS, L.P.

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

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2005. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2005. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                                     Fair    Change in
                                    Value   Fair Value
                                    -----   ----------
                                  (Millions of dollars)
December 31, 2005:
   Propane commodity price risk     $15.5     $(12.6)
   Interest rate risk                (7.3)     (16.6)

Because the Partnership's derivative instruments generally qualify as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

                             AMERIGAS PARTNERS, L.P.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

EXHIBIT NO.                     EXHIBIT                     REGISTRANT     FILING    EXHIBIT
-----------   -------------------------------------------   ----------   ---------   -------
    4.1       Indenture, dated January 26, 2006, by and      AmeriGas    Form 8-K      4.1
              among AmeriGas Partners, L.P., a Delaware      Partners,   (1/26/06)
              limited partnership, AP Eagle Finance          L.P.
              Corp., a Delaware corporation, and U.S.
              Bank National Association, as trustee.

   31.1       Certification by the Chief Executive
              Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December
              31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2       Certification by the Chief Financial
              Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December
              31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32         Certification by the Chief Executive
              Officer and the Chief Financial Officer
              relating to the Registrant's Report on Form
              10-Q for the quarter ended December 31,
              2005, pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

                             AMERIGAS PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AmeriGas Partners, L.P.
                                        (Registrant)

                                        By: AmeriGas Propane, Inc.,
                                            as General Partner


Date: February 9, 2006                  By: /s/ Jerry E. Sheridan
                                            ------------------------------------
                                            Jerry E. Sheridan
                                            Vice President - Finance
                                            and Chief Financial Officer


Date: February 9, 2006                  By: /s/ William J. Stanczak
                                            -----------------------------------
                                            William J. Stanczak
                                            Controller and
                                            Chief Accounting Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

31.1   Certification by the Chief Executive Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification by the Chief Financial Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certification by the Chief Executive Officer and the Chief Financial
       Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002.