Form 10-Q
period 2006-03-31
AMERIGAS PARTNERS LP
filed 2006-05-10
CIK 932628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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
Large accelerated filer  X   Accelerated filer       Non-accelerated filer
                        ----                   ----                        ----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     At April 30, 2006, there were 56,797,105 Common Units of AmeriGas Partners, L.P. outstanding.

                             AMERIGAS PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                          PAGES
                                                                         -------
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31,
               2006, September 30, 2005 and March 31, 2005                     1

            Condensed Consolidated Statements of Operations for the
               three and six months ended March 31, 2006 and 2005              2

            Condensed Consolidated Statements of Cash Flows for the
               six months ended March 31, 2006 and 2005                        3

            Condensed Consolidated Statement of Partners' Capital for
               the six months ended March 31, 2006                             4

            Notes to Condensed Consolidated Financial Statements          5 - 13

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       14 - 21

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   22 - 23

   Item 4.  Controls and Procedures                                           24

PART II OTHER INFORMATION

   Item 1A. Risk Factors                                                      25

   Item 6.  Exhibits                                                          25

   Signatures                                                                 26

                            AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                      March 31,   September 30,    March 31,
                                                                        2006           2005          2005
                                                                     ----------   -------------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   57,576     $   99,162    $   10,992
   Accounts receivable (less allowances for doubtful accounts
      of $18,943, $13,143 and $16,889, respectively)                    248,231        161,209       250,519
   Accounts receivable - related parties                                  3,037          2,600         2,483
   Inventories                                                           86,829         90,748        75,953
   Derivative financial instruments                                       2,007         50,788         2,735
   Prepaid expenses and other current assets                              8,638         13,233         9,384
                                                                     ----------     ----------    ----------
      Total current assets                                              406,318        417,740       352,066
Property, plant and equipment (less accumulated depreciation and
   amortization of $594,954, $569,822, and $549,648, respectively)      582,841        584,519       592,423
Goodwill and excess reorganization value                                619,143        619,052       617,006
Intangible assets (less accumulated amortization of $22,965,
   $20,756 and $18,511, respectively)                                    27,366         29,422        30,469
Other assets                                                             19,884         12,342        17,207
                                                                     ----------     ----------    ----------
      Total assets                                                   $1,655,552     $1,663,075    $1,609,171
                                                                     ==========     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current maturities of long-term debt                              $    3,091     $  118,087    $   59,106
   Bank loans                                                                --             --        12,000
   Accounts payable - trade                                             149,014        136,429       135,061
   Accounts payable - related parties                                     6,262          2,993         2,336
   Customer deposits and advances                                        41,723         92,427        31,673
   Employee compensation and benefits accrued                            29,821         31,410        27,577
   Interest accrued                                                      19,014         28,985        30,671
   Other current liabilities                                             41,345         46,684        41,414
                                                                     ----------     ----------    ----------
      Total current liabilities                                         290,270        457,015       339,838
Long-term debt                                                          932,501        795,415       840,395
Other noncurrent liabilities                                             60,388         64,658        61,267
Commitments and contingencies (note 5)
Minority interests                                                       11,822          8,570         8,447
Partners' capital                                                       360,571        337,417       359,224
                                                                     ----------     ----------    ----------
      Total liabilities and partners' capital                        $1,655,552     $1,663,075    $1,609,171
                                                                     ==========     ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

                                                          Three Months Ended       Six Months Ended
                                                              March 31,               March 31,
                                                         -------------------   -----------------------
                                                           2006       2005        2006         2005
                                                         --------   --------   ----------   ----------
Revenues:
   Propane                                               $678,417   $663,677   $1,266,774   $1,181,128
   Other                                                   39,713     34,591       81,580       73,356
                                                         --------   --------   ----------   ----------
                                                          718,130    698,268    1,348,354    1,254,484
                                                         --------   --------   ----------   ----------
Costs and expenses:
   Cost of sales - propane                                433,845    416,741      825,819      752,050
   Cost of sales - other                                   13,467     13,017       29,282       28,852
   Operating and administrative expenses                  141,595    137,094      275,033      267,713
   Depreciation and amortization                           17,916     18,430       36,169       37,748
   Other income, net                                       (5,018)    (4,907)      (8,939)     (17,456)
                                                         --------   --------   ----------   ----------
                                                          601,805    580,375    1,157,364    1,068,907
                                                         --------   --------   ----------   ----------
Operating income                                          116,325    117,893      190,990      185,577
Loss on extinguishment of debt                            (17,079)        --      (17,079)          --
Interest expense                                          (19,428)   (20,733)     (38,347)     (41,236)
                                                         --------   --------   ----------   ----------
Income before income taxes and minority interests          79,818     97,160      135,564      144,341
Income tax (expense) benefit                                  (56)       182         (107)      (2,133)
Minority interests                                         (1,003)    (1,120)      (1,685)      (1,695)
                                                         --------   --------   ----------   ----------
Net income                                               $ 78,759   $ 96,222   $  133,772   $  140,513
                                                         ========   ========   ==========   ==========
General partner's interest in net income                 $ 17,287   $ 15,076   $   22,823   $   17,568
                                                         ========   ========   ==========   ==========
Limited partners' interest in net income                 $ 61,472   $ 81,146   $  110,949   $  122,945
                                                         ========   ========   ==========   ==========
Net income per limited partner unit:
   Basic                                                 $   1.08   $   1.49   $     1.95   $     2.26
                                                         ========   ========   ==========   ==========
   Diluted                                               $   1.08   $   1.49   $     1.95   $     2.25
                                                         ========   ========   ==========   ==========
Average limited partner units outstanding (thousands):
   Basic                                                   56,797     54,493       56,797       54,485
                                                         ========   ========   ==========   ==========
   Diluted                                                 56,827     54,533       56,833       54,542
                                                         ========   ========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                         Six Months Ended
                                                            March 31,
                                                      ---------------------
                                                         2006        2005
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 133,772   $ 140,513
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                   36,169      37,748
         Gain on sale of Atlantic Energy                     --      (9,135)
         Loss on early extinguishment of debt            17,079          --
         Other, net                                        (113)      7,766
         Net change in:
            Accounts receivable                         (95,300)   (112,683)
            Inventories                                   3,919       9,011
            Accounts payable                             15,854      23,773
            Other current assets and liabilities        (63,842)    (42,855)
                                                      ---------   ---------
      Net cash provided by operating activities          47,538      54,138
                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment       (35,608)    (35,069)
   Proceeds from disposals of assets                      5,656      10,406
   Net proceeds from sale of Atlantic Energy                 --      11,504
   Acquisitions of businesses, net of cash acquired        (551)    (18,626)
                                                      ---------   ---------
      Net cash used by investing activities             (30,503)    (31,785)
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                        (64,255)    (60,539)
   Minority interest activity                             2,049        (824)
   Increase in bank loans                                    --      12,000
   Issuance of long-term debt                           343,875          --
   Repayment of long-term debt                         (340,290)     (2,581)
                                                      ---------   ---------
      Net cash used by financing activities             (58,621)    (51,944)
                                                      ---------   ---------
Cash and cash equivalents decrease                    $ (41,586)  $ (29,591)
                                                      =========   =========
CASH AND CASH EQUIVALENTS:
   End of period                                      $  57,576   $  10,992
   Beginning of period                                   99,162      40,583
                                                      ---------   ---------
      Decrease                                        $ (41,586)  $ (29,591)
                                                      =========   =========

See accompanying notes to condensed consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)

                                                                             Accumulated
                                           Number of                            other         Total
                                            Common                General   comprehensive   partners'
                                             Units      Common    partner   income (loss)    capital
                                          ----------   --------   -------   -------------   ---------
BALANCE SEPTEMBER 30, 2005                56,792,605   $289,396   $ 2,920     $ 45,101      $337,417
   Net income                                           110,949    22,823                    133,772
   Net losses on derivative instruments                                        (32,015)      (32,015)
   Reclassification of net gains
      on derivative instruments                                                (14,494)      (14,494)
                                                       --------   -------     --------      --------
   Comprehensive income                                 110,949    22,823      (46,509)       87,263
   Distributions                                        (63,614)     (642)                   (64,256)
   Common Units issued in
      connection with incentive
      compensation  plan                       4,500        146         1                        147
                                          ----------   --------   -------     --------      --------
BALANCE MARCH 31, 2006                    56,797,105   $336,877   $25,102     $ (1,408)     $360,571
                                          ==========   ========   =======     ========      ========

See accompanying notes to condensed consolidated financial statements.

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as "the Operating Partnerships," and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in AmeriGas OLP and an unrelated third party's approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership's 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy") was accounted for by the equity method. In November 2004, the Partnership sold its interest in Atlantic Energy (also see Note 4).

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

NET INCOME PER UNIT. Net income per unit is computed by dividing net income, after deducting the General Partner's interest in AmeriGas Partners' net income, by the weighted average number of limited partner units outstanding. This interest is calculated in accordance with the provisions in the Partnership Agreement governing cash distributions. The percentage of cash distributions to the General Partner increases after certain target distributions have been made to the limited partners.

Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which results in the calculation of net income per limited partner unit for each period

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically impact our first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.29) and $(0.38) for the three and six months ended March 31, 2006, respectively, and $(0.26) and $(0.30) for the three and six months ended March 31, 2005, respectively. Because EITF 03-6 does not currently impact the calculation of Partnership net income per limited partner unit on an annual basis, annual net income per limited partner unit is not equal to the sum of net income per limited partner unit for each of the Partnership's quarterly periods.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner's incentive compensation plans.

COMPREHENSIVE INCOME. The following table presents the components of comprehensive (loss) income for the three and six months ended March 31, 2006 and 2005:

                                    Three Months Ended     Six Months Ended
                                         March 31,            March 31,
                                    ------------------   -------------------
                                      2006      2005       2006       2005
                                    -------   --------   --------   --------
Net income                          $78,759   $ 96,222   $133,772   $140,513
Other comprehensive (loss) income    (8,977)    15,775    (46,509)   (10,367)
Comprehensive income                $69,782   $111,997   $ 87,263   $130,146

Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

EQUITY-BASED COMPENSATION. Under UGI's 2004 Omnibus Equity Compensation Plan ("OECP"), certain key employees of the General Partner may be granted stock options for UGI Common Stock. Such awards typically vest ratably over a period of years (generally three years). There are certain change of control and retirement eligibility conditions that, if met, generally result in an acceleration of vesting. Stock options for UGI Common Stock generally can be exercised no later than ten years from the grant date.

Under the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan ("2000 Propane Plan"), the General Partner may grant to key employees the rights to receive a total of 500,000 AmeriGas Partners Common Units ("Units"), or cash equivalent to the fair market value of such Units, or a combination of both, upon the achievement of performance goals. In addition, the 2000 Propane

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

Plan authorizes the crediting of Partnership Common Unit distribution equivalents to participants' accounts. Any distribution equivalents will be paid in cash. The actual number of Common Units (or their cash equivalent) ultimately issued, and the actual amount of distribution equivalents paid, is dependent upon the achievement of market performance goals and employee service conditions. Generally, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in an acceleration of vesting. 30,100 awards were granted pursuant to the 2000 Propane Plan during both the three and six months ended March 31, 2006 and 26,567 awards were granted during the same prior-year periods.

We also have a nonexecutive AmeriGas Propane, Inc. plan under which the General Partner may grant key employees who do not participate in the 2000 Propane Plan the rights to receive a total of 200,000 AmeriGas Partners Common Units. Generally, awards under the nonexecutive plan vest at the end of a three-year period and are paid in Units and cash. There are certain change of control conditions that, if met, generally result in an acceleration of vesting. Awards granted pursuant to the nonexecutive plan during the three and six months ended March 31, 2006 and 2005 and any associated expense was not material to the Partnership's financial position, results of operations or cash flows.

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

As permitted by the standard, under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of that date. The Partnership used the Black-Scholes option-pricing model to estimate the fair value of each option prior to adoption of SFAS 123R and continues to use this model. The adoption of SFAS 123R resulted in compensation expense associated with stock options of $260 and $348 during the three and six months ended March 31, 2006, respectively. As of March 31, 2006, there was $1,018 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.0 years. Assuming no significant change in the level of future stock option grants to AmeriGas Propane, Inc. employees, we do not believe that compensation expense associated with stock options will have a material impact on the Partnership's financial position, results of operations or cash flows.

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

Both prior to and after the adoption of SFAS 123R, we measured and recorded compensation cost of Unit awards that can be settled at the General Partner's option in cash or AmeriGas Partners Common Units, or a combination of both, based upon their fair value as of the end of each period. The fair value of Units is generally dependent upon AmeriGas Partners Common Unit price and its performance in comparison to a group of peer companies. The fair value of these awards is expensed over requisite service periods.

The following table illustrates the effects on net income and basic and diluted income per unit as if we had applied the provisions of SFAS 123R to all of our equity-based compensation awards for the periods prior to the adoption of SFAS 123R.

                                           Three Months Ended   Six Months Ended
                                                March 31,           March 31,
                                                  2005                2005
                                           ------------------   ----------------
Net income as reported                          $96,222             $140,513
Add (deduct): Equity-based employee
   compensation expense (benefit)
   included in reported net income                  391                 (104)
Deduct: Total stock and equity-based
   employee compensation expense
   determined under the fair
   value method for all awards                     (517)                (167)
                                                -------             --------
Pro forma net income                            $96,096             $140,242
                                                -------             --------
Basic income per limited partner unit:
   As reported                                  $  1.49             $   2.26
   Pro forma                                    $  1.49             $   2.25

Diluted income per limited partner unit:
   As reported                                  $  1.49             $   2.25
   Pro forma                                    $  1.49             $   2.25

The total equity-based compensation expense/(benefit) recorded during the three and six months ended March 31, 2006 was $626 and ($125), respectively, which reflects both stock option and Unit awards. The six-month periods ended March 31, 2006 and 2005 each reflect a net compensation benefit largely reflecting the effects of certain market performance conditions not being met.

As of March 31, 2006, there was $2,226 of unrecognized compensation cost associated with 114,817 Unit awards that is expected to be recognized over a weighted average period of 2.1 years. Also, at March 31, 2006, a liability of $1,792 is reflected in other non-current liabilities in the Condensed Consolidated Balance Sheet. It is the Partnership's practice to issue new

                            AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

AmeriGas Partners Common Units for the portion of any Unit awards paid out in AmeriGas Partners Common Units.

The following table illustrates Unit award activity for the six-month period ended March 31, 2006:

                                                      Units    Value (per Unit)
--------------------------------------------------------------------------------
Non-vested Units - September 30, 2005                116,000      $36.33
Granted                                               36,850
Forfeited                                             (6,200)
Vested                                                (6,750)(a)
Performance criteria not met                         (25,083)
Non-vested Units - March 31, 2006                    114,817      $35.00
--------------------------------------------------------------------------------

(a) Represents awards under the non-executive plan of 4,500 that were settled through the issuance of new AmeriGas Partners Common Units and 2,250 that were settled in cash.

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

2.   INTANGIBLE ASSETS

The Partnership's intangible assets comprise the following:

                                 March 31,   September 30,
                                    2006          2005
                                 ---------   -------------
Subject to amortization:
   Customer relationships and
      noncompete agreements      $ 50,331      $ 50,178
   Accumulated amortization       (22,965)      (20,756)
                                 --------      --------
                                 $ 27,366      $ 29,422
                                 --------      --------
Not subject to amortization:
   Goodwill                      $525,823      $525,732
   Excess reorganization value     93,320        93,320
                                 --------      --------
                                 $619,143      $619,052
                                 --------      --------

Amortization expense of intangible assets was $1,094 and $2,209 for the three and six months ended March 31, 2006, respectively, and $1,187 and $2,353 for the three and six months ended March 31, 2005, respectively. Our expected aggregate amortization expense of intangible assets

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

for the next five fiscal years is as follows: Fiscal 2006 - $4,377; Fiscal 2007
- $3,736; Fiscal 2008 - $3,455; Fiscal 2009 - $3,127; Fiscal 2010 - $2,811.

3. LONG-TERM DEBT

In January 2006, AmeriGas Partners and AP Eagle Finance Corp. issued $350,000 of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance AmeriGas OLP's $160,000 Series A and $68,800 Series C First Mortgage Notes, including a make-whole premium, its $35 million term loan due October 1, 2006, and $59,550 of Amerigas Partner's $60,000 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium. The Partnership incurred a loss on extinguishment of debt associated with refinancings of $17,079, which is reflected in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2006.

4. RELATED PARTY TRANSACTIONS

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $84,435 and $163,087 during the three and six months ended March 31, 2006, respectively, and $80,735 and $159,429 during the three and six months ended March 31, 2005, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $3,748 and $4,535 during the three and six months ended March 31, 2006, respectively, and $2,521 and $5,754 during the three and six months ended March 31, 2005, respectively. In addition, UGI and certain of its subsidiaries (excluding Atlantic Energy which is discussed separately) provide office space and automobile liability insurance and sell propane to the Partnership. These costs totaled $719 and $1,583 during the three and six months ended March 31, 2006, respectively, and $1,157 and $2,154 during the three months ended March 31, 2005, respectively.

AmeriGas OLP purchases propane from Atlantic Energy, now owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and six months ended March 31, 2006 totaled $15,217 and $27,473, respectively, and $11,558 and $20,064 during the three and six months ended March 31, 2005, respectively. Amounts due to Atlantic Energy totaled $5,768, $2,505 and $2,124 at March 31, 2006, September 30, 2005 and March 31, 2005,
respectively, and are reflected in accounts payable - related parties in the Condensed Consolidated Balance Sheets. Prior to the November 2004 sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2,420 during the six months ended March 31, 2005 all of which occurred prior to the sale of our ownership interest.

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

Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during the six months ended March 31, 2005. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy. No amounts were due from Atlantic Energy at March 31, 2006. Amounts due from Atlantic Energy at September 30, 2005 and March 31, 2005 totaled $2,505 and $18, respectively, which are included in accounts receivable - related parties in the Condensed Consolidated Balance Sheets.

5. COMMITMENTS AND CONTINGENCIES

The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $8.6 million at March 31, 2006. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, subsequently assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2006, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting any increase in revenues;
(6) liability for environmental claims; (7) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty, or supplier defaults; (10) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (11) political, regulatory and economic conditions in the United States and in foreign countries; and (12) reduced access to capital markets and interest rate fluctuations.

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

                             AMERIGAS PARTNERS, L.P.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership's results of operations for (1) the three months ended March 31, 2006 ("2006 three-month period") with the three months ended March 31, 2005 ("2005 three-month period") and (2) the six months ended March 31, 2006 ("2006 six-month period") with the six months ended March 31, 2005 ("2005 six-month period").

EXECUTIVE OVERVIEW

The Partnership's results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. Weather during the fiscal 2006 six-month period was 8.7% warmer than normal and 2.6% warmer than the prior-year period. In addition to the weather conditions, our volumes reflect the effects of customer conservation due to a continuing trend of high propane prices.

The Partnership reported net income of $133.8 million for the first half of fiscal 2006, a decrease of $6.7 million compared to the same period in fiscal 2005. The 2006 six-month period results include the effects of a $17.1 million loss on early extinguishment of debt related to debt refinancings and a favorable net adjustment in reserves, reflecting improved claims history, for general insurance, litigation and medical claims of $3.4 million. The 2005 six-month period results included an after-tax gain of $7.1 million in connection with the November 2004 sale of our 50% ownership interest in Atlantic Energy, Inc ("Atlantic Energy"). The Partnership's retail gallons sold during the fiscal 2006 six-month period reflect the effects of warmer than normal weather conditions and the negative effects of customer conservation resulting from higher propane costs and selling prices. Although the Partnership experienced reduced volumes, we were able to effectively manage product costs and customer pricing, which enabled us to partially offset the adverse effect of the lower volumes.

                             AMERIGAS PARTNERS, L.P.

2006 THREE-MONTH PERIOD COMPARED WITH 2005 THREE-MONTH PERIOD

                                                                      Increase
Three Months Ended March 31,                      2006     2005      (Decrease)
----------------------------                     ------   ------   --------------
(millions of dollars)

Gallons sold (millions):
   Retail                                         341.4    378.8    (37.4)   (9.9)%
   Wholesale                                       44.0     59.4    (15.4)  (25.9)%
                                                 ------   ------   ------
                                                  385.4    438.2    (52.8)  (12.0)%
                                                 ======   ======   ======
Revenues:
   Retail propane                                $630.3   $610.6   $ 19.7     3.2 %
   Wholesale propane                               48.1     53.0     (4.9)   (9.2)%
   Other                                           39.7     34.7      5.0    14.4 %
                                                 ------   ------   ------
                                                 $718.1   $698.3   $ 19.8     2.8 %
                                                 ======   ======   ======

Total margin (a)                                 $270.8   $268.5   $  2.3     0.9 %
EBITDA (b)                                       $116.2   $135.2   $(19.0)  (14.1)%
Operating income                                 $116.3   $117.9   $ (1.6)   (1.4)%
Net income                                       $ 78.8   $ 96.2   $(17.4)  (18.1)%
Heating degree days - % warmer than normal (c)     12.1      4.9       --      --

(a) Total margin represents total revenues less cost of sales - propane and cost of sales - other.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America ("GAAP"). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership's operating performance with that of other companies within the propane industry. The Partnership's definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and our profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year.

     The following table includes reconciliations of net income to EBITDA for the periods presented:

                               Three Months Ended
                                    March 31,
                               ------------------
                                 2006     2005
                                ------   ------
Net income                      $ 78.8   $ 96.2
Income tax expense (benefit)       0.1     (0.1)
Interest expense                  19.4     20.7
Depreciation                      16.8     17.0
Amortization                       1.1      1.4
                                ------   ------
EBITDA                          $116.2   $135.2
                                ======   ======

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

                             AMERIGAS PARTNERS, L.P.

Based upon national heating degree-day data, temperatures during the 2006 three-month period were 12.1% warmer than normal and 7.6% warmer than the prior-year period. Retail propane volumes sold decreased approximately 10% principally due to the warmer winter weather and the negative effects of customer conservation driven by continued high propane selling prices.

Retail propane revenues increased $19.7 million reflecting an $80.1 million increase due to higher average selling prices partially offset by a $60.4 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $4.9 million reflecting a $13.7 million decrease due to lower volumes sold partially offset by an $8.8 million increase resulting from higher average selling prices. In the 2006 three-month period, our average retail propane product cost per retail gallon sold was approximately 17% higher than in the 2005 three-month period, which resulted in higher year-over-year prices to our customers. Total cost of sales increased to $447.3 million in the 2006 three-month period from $429.8 million in the 2005 three-month period, primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold. Total margin increased $2.3 million compared to the 2005 three-month period due to increased customer pricing in response to an increase in costs incurred.

EBITDA during the 2006 three-month period was $116.2 million compared to $135.2 million during the 2005 three-month period. This $19.0 million decrease in EBITDA primarily reflects (1) a $17.1 million loss on the early extinguishment of debt associated with the refinancings of AmeriGas OLP's Series A and Series C First Mortgage Notes totaling $228.8 million and $59.6 million of the Partnership's $60 million 10% Senior Notes, and (2) a $4.5 million increase in operating and administrative expenses, partially offset by the previously mentioned increase in total margin. The increase in operating and administrative expenses principally resulted from higher employee compensation and benefits expenses, higher vehicle fuel costs and vehicle lease expense and increased uncollectible accounts expense partially offset by a $3.4 million favorable net adjustment in reserves for general insurance, litigation, and medical claims, mainly reflecting an improvement in claims history.

Operating income decreased $1.6 million primarily reflecting the previously mentioned increase in operating and administrative expenses, partially offset by the increase in total margin and a decrease in depreciation and amortization expense. Net income in the 2006 three-month period decreased $17.4 million reflecting the previously mentioned decrease in operating income and the loss on early extinguishment of debt, partially offset by a $1.3 million decrease in interest expense.

                             AMERIGAS PARTNERS, L.P.

2006 SIX-MONTH PERIOD COMPARED WITH 2005 SIX-MONTH PERIOD

                                                                      Increase
Six Months Ended March 31,                     2006       2005       (Decrease)
--------------------------                   --------   --------   --------------
(millions of dollars)

Gallons sold (millions):
   Retail                                       633.3      675.6    (42.3)   (6.3)%
   Wholesale                                     82.2      103.8    (21.6)  (20.8)%
                                             --------   --------   ------
                                                715.5      779.4    (63.9)   (8.2)%
                                             ========   ========   ======
Revenues:
   Retail propane                            $1,173.5   $1,086.1   $ 87.4     8.0 %
   Wholesale propane                             93.3       95.0     (1.7)   (1.8)%
   Other                                         81.6       73.4      8.2    11.2 %
                                             --------   --------   ------
                                             $1,348.4   $1,254.5   $ 93.9     7.5 %
                                             ========   ========   ======
Total margin                                 $  493.3   $  473.6   $ 19.7     4.2 %
EBITDA (a)                                   $  208.4   $  221.6   $(13.2)   (6.0)%
Operating income                             $  191.0   $  185.6   $  5.4     2.9 %
Net income                                   $  133.8   $  140.5   $ (6.7)   (4.8)%
Heating degree days - % warmer than normal        8.7        6.2     --        --

(a) The following table includes reconciliations of net income to EBITDA for the periods presented:

                     Six Months Ended
                         March 31,
                     ----------------
                       2006     2005
                      ------   ------
Net income            $133.8   $140.5
Income tax expense       0.1      2.2
Interest expense        38.3     41.2
Depreciation            33.8     34.9
Amortization             2.4      2.8
                      ------   ------
EBITDA                $208.4   $221.6
                      ======   ======

Temperatures during the 2006 six-month period were 8.7% warmer than normal and 2.6% warmer than the prior-year period. Retail propane volumes sold decreased approximately 6% principally due to the warmer winter weather and the negative effects of customer conservation driven by continued high propane selling prices.

Retail propane revenues increased $87.4 million reflecting a $155.4 million increase due to higher average selling prices partially offset by a $68.0 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $1.7 million reflecting a $19.7 million decrease due to lower volumes sold partially offset by a $18.0 million increase due to higher average selling prices. In the 2006 six-month period, our average retail propane product cost per retail gallon sold was approximately 19% higher than in the 2005 six-month period, which resulted in higher year-over-year prices to our customers. The average wholesale cost per gallon of propane at Mont Belvieu, one of the major propane supply points in the United States, was approximately 23% greater than the average cost per gallon during the 2005 six-month period. Total cost of sales increased to $855.1 million in the 2006

                             AMERIGAS PARTNERS, L.P.

six-month period from $780.9 million in the 2005 six-month period, primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold. Total margin increased $19.7 million compared to the 2005 six-month period principally due to higher average margin per retail gallon, which is largely attributable to our product cost and customer pricing management efforts.

EBITDA during the 2006 six-month period was $208.4 million compared to $221.6 million during the 2005 six-month period. This $13.2 million decrease in EBITDA primarily reflects (1) a $17.1 million loss on the previously mentioned early extinguishment of debt, (2) an $8.5 million decrease in other income primarily reflecting the absence of the $9.1 million pre-tax gain on the sale of Atlantic Energy recognized during the 2005 six-month period, and (3) a $7.3 million increase in operating and administrative expenses, partially offset by the previously mentioned increase in total margin. The increase in operating and administrative expenses principally resulted from higher employee compensation and benefits expenses, higher vehicle fuel costs and vehicle lease expense and increased uncollectible accounts expense partially offset by a $3.4 million favorable net adjustment in reserves for general insurance, litigation, and medical claims, mainly reflecting an improvement in claims history.

Operating income increased $5.4 million reflecting the previously mentioned increase in total margin and a $1.5 million decrease in depreciation and amortization expense, largely offset by the previously mentioned decrease in other income and the increase in operating and administrative expenses. Net income in the 2006 six-month period decreased $6.7 million principally reflecting the previously mentioned decrease in EBITDA, partially offset by (1) a $2.9 million decrease in interest expense, (2) a $2.1 million decrease in income taxes and (3) the previously mentioned decrease in depreciation and amortization expense. The reduction in income taxes is attributable to the income tax expense on the gain on the Partnership's sale of Atlantic Energy that took place in 2005 six-month period.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's long-term debt outstanding at March 31, 2006 totaled $935.6 million (including current maturities of $3.1 million) compared to $913.5 million (including current maturities of $118.1 million) at September 30, 2005. In January 2006, AmeriGas Partners and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance AmeriGas OLP's $160 million Series A and $68.8 million Series C First Mortgage Notes, including a make-whole premium, its $35 million term loan due October 1, 2006, and $59.6 million of Amerigas Partners' $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium. The Partnership incurred a loss on extinguishment of debt associated with refinancings of $17.1 million, which is reflected in its results for the three and six months ended March 31, 2006.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to

                             AMERIGAS PARTNERS, L.P.

finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At March 31, 2006, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.9 million at March 31, 2006 and was approximately the same amount issued and outstanding during the 2006 six-month period. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Due in part to the issuance of 2.3 million Common Units in September 2005, during the 2006 six-month period generally, the Partnership did not need to use its Revolving Credit Facility to fund its operations. During the six months ended March 31, 2005, the average daily borrowings outstanding under the Credit Agreement were $30.7 million and the peak borrowings outstanding were $84.0 million. The Partnership also has an effective debt and equity shelf registration statement with the Securities and Exchange Commission under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.

The quarterly distribution was raised to $0.58 per limited partner unit ($2.32 per unit annually) from $0.56 per unit ($2.24 per unit annually) for the quarter ended March 31, 2006 and will be paid on May 18, 2006 to holders of record on May 10, 2006. During the six months ended March 31, 2006, the Partnership declared and paid quarterly distributions of $0.56 per limited partner unit on its limited partner units for the quarters ended December 31, 2005 and September 30, 2005. The ability of the Partnership to declare and pay quarterly distributions on its limited partner units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership's control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

CASH FLOWS

OPERATING ACTIVITIES. The Partnership had cash and cash equivalents totaling $57.6 million at March 31, 2006 compared to $99.2 million at September 30, 2005. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership's investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the six months ended March 31, 2006 are not necessarily indicative of cash flows to be expected for a full year. The Partnership uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow provided by operating activities was $47.5 million during the 2006 six-month period compared to $54.1 million during the 2005 six-month period. Cash flow from operating activities before changes in working capital was $186.9 million in the 2006 six-month period compared to $176.9 million in the prior-year six-month period. Cash required to fund changes in operating working capital during the 2006 six-month period totaled $139.4 million compared to the $122.8 million required in the prior-year six-month period, largely

                             AMERIGAS PARTNERS, L.P.

reflecting the change in accrued interest and customer deposits, partially offset by the effects of higher propane commodity prices.

INVESTING ACTIVITIES. We spent $35.6 million for property, plant and equipment (including maintenance capital expenditures of $12.5 million and growth capital expenditures of $23.1 million) during the six months ended March 31, 2006, which remained consistent compared to $35.1 million (including maintenance capital expenditures of $11.6 million and growth capital expenditures of $23.5 million) during the prior-year six-month period. We received proceeds of $5.7 million for the sale of assets during the six months ended March 31, 2006 compared to $10.4 million during the prior-year six-month period. The decrease in proceeds received from disposals of assets reflects the higher number of district locations sold during the 2005 six-month period compared to the current year period. The decrease in cash flow used for business acquisitions reflects a higher number of businesses acquired during the 2005 six-month period compared to the current year period.

FINANCING ACTIVITIES. Cash flow used by financing activities was $58.6 million in the 2006 six-month period compared to $51.9 million in the prior-year period. The Partnership's financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests. As previously mentioned, the Partnership refinanced AmeriGas OLP's Series A and Series C First Mortgage Notes, its $35 million term loan due October 1, 2006, and $59.6 million of AmeriGas Partners' $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium, through the issuance of $350.0 million of 7.125% Senior Notes due 2016. The Partnership also incurred a $17.1 million loss on extinguishment of debt in connection with refinancings.

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

Our variable rate debt includes borrowings under AmeriGas OLP's Credit Agreement. These agreements have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2006. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2006. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

                             AMERIGAS PARTNERS, L.P.

                                    Fair    Change in
                                   Value   Fair Value
                                   -----   ----------
                                  (Millions of dollars)
March 31, 2006:
   Propane commodity price risk     $2.0     $(4.4)
   Interest rate risk                1.7      (4.4)

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

                             AMERIGAS PARTNERS, L.P.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)  Change in Internal Control over Financial Reporting

     No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                             AMERIGAS PARTNERS, L.P.

                            PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows:

EXHIBIT NO.                               EXHIBIT
-----------                               -------
   31.1       Certification by the Chief Executive Officer relating to the
              Registrant's Report on Form 10-Q for the quarter ended March 31,
              2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31,
              2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32         Certification by the Chief Executive Officer and the Chief
              Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                             AMERIGAS PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        AmeriGas Partners, L.P.
                                        (Registrant)

                                        By: AmeriGas Propane, Inc.,
                                            as General Partner


Date: May 8, 2006                       By: /s/ Jerry E. Sheridan
                                            ------------------------------------
                                            Jerry E. Sheridan
                                            Vice President - Finance
                                            and Chief Financial Officer


Date: May 8, 2006                       By: /s/ William J. Stanczak
                                            ------------------------------------
                                            William J. Stanczak
                                            Controller and Chief Accounting
                                            Officer

                             AMERIGAS PARTNERS, L.P.

                                  EXHIBIT INDEX

31.1   Certification by the Chief Executive Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification by the Chief Financial Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certification by the Chief Executive Officer and the Chief Financial
       Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.