Form 10-Q
period 2006-06-30
AMERIGAS PARTNERS LP
filed 2006-08-08
CIK 932628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13692

AMERIGAS PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2787918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 North Gulph Road, King of Prussia, PA 19406

(Address of principal executive offices) (Zip Code)

(610) 337-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 31, 2006, there were 56,797,105 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

-i-

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Thousands of dollars)

	June 30, 2006	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$62,819	$99,162	$5,027

Accounts receivable (less allowances for doubtful accounts of $17,091, $13,143 and $14,683, respectively)	161,076	161,209	151,533
Accounts receivable - related parties	2,344	2,600	2,582
Inventories	82,156	90,748	71,727
Derivative financial instruments	17,834	50,788	5,106
Prepaid expenses and other current assets	7,616	13,233	7,609

Total current assets	333,845	417,740	243,584

Property, plant and equipment (less accumulated depreciation and amortization of $608,793, $569,822, and $559,653, respectively)	581,227	584,519	588,147
Goodwill	619,145	619,052	619,193
Intangible assets (less accumulated amortization of $24,059, $20,756 and $19,613, respectively)	26,286	29,422	30,564
Other assets	21,875	12,342	15,174

Total assets	$1,582,378	$1,663,075	$1,496,662

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1,750	$118,087	$118,689
Bank loans	—	—	15,000
Accounts payable - trade	112,788	136,429	88,126
Accounts payable - related parties	2,005	2,993	2,773
Customer deposits and advances	51,531	92,427	38,915
Employee compensation and benefits accrued	27,473	31,410	33,772
Interest accrued	12,299	28,985	17,096
Other current liabilities	38,367	46,684	43,210

Total current liabilities	246,213	457,015	357,581

Long-term debt	932,028	795,415	795,664
Other noncurrent liabilities	61,555	64,658	61,707

Commitments and contingencies (note 5)

Minority interests	11,425	8,570	7,860

Partners’ capital	331,157	337,417	273,850

Total liabilities and partners’ capital	$1,582,378	$1,663,075	$1,496,662

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Thousands of dollars, except per unit)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Propane	$338,047	$315,992	$1,604,821	$1,497,120
Other	41,062	33,477	122,642	106,833

	379,109	349,469	1,727,463	1,603,953

Costs and expenses:
Cost of sales - propane	215,900	194,744	1,041,719	946,794
Cost of sales - other	18,456	14,231	47,738	43,083
Operating and administrative expenses	128,469	124,698	403,502	392,411
Depreciation and amortization	17,840	18,221	54,009	55,969
Other income, net	(4,429)	(4,070)	(13,368)	(21,526)

	376,236	347,824	1,533,600	1,416,731

Operating income	2,873	1,645	193,863	187,222
Loss on extinguishment of debt	—	(33,602)	(17,079)	(33,602)
Interest expense	(17,820)	(19,722)	(56,167)	(60,958)

Income (loss) before income taxes and minority interests	(14,947)	(51,679)	120,617	92,662
Income tax benefit (expense)	105	324	(2)	(1,809)
Minority interests	5	79	(1,680)	(1,616)

Net income (loss)	$(14,837)	$(51,276)	$118,935	$89,237

General partner’s interest in net income (loss)	$(148)	$(513)	$3,134	$892

Limited partners’ interest in net income (loss)	$(14,689)	$(50,763)	$115,801	$88,345

Net income (loss) per limited partner unit:
Basic	$(0.26)	$(0.93)	$2.04	$1.62

Diluted	$(0.26)	$(0.93)	$2.04	$1.62

Average limited partner units outstanding (thousands):
Basic	56,797	54,493	56,797	54,487

Diluted	56,797	54,493	56,833	54,541

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Thousands of dollars)

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,935	$89,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,009	55,969
Gain on sale of Atlantic Energy	—	(9,135)
Loss on early extinguishment of debt	17,079	33,602
Other, net	2,929	6,444
Net change in:
Accounts receivable	(9,455)	(15,265)
Inventories	8,592	13,280
Accounts payable	(24,627)	(22,726)
Other current assets and liabilities	(63,995)	(43,646)

Net cash provided by operating activities	103,467	107,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(51,677)	(50,138)
Proceeds from disposals of assets	8,139	15,549
Net proceeds from sale of Atlantic Energy	—	11,504
Acquisitions of businesses, net of cash acquired	(1,145)	(22,646)

Net cash used by investing activities	(44,683)	(45,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(97,530)	(91,364)
Minority interest activity	1,614	(1,298)
Increase in bank loans	—	15,000
Issuance of long-term debt	343,875	446,000
Repayment of long-term debt	(343,086)	(465,923)

Net cash used by financing activities	(95,127)	(97,585)

Cash and cash equivalents decrease	$(36,343)	$(35,556)

CASH AND CASH EQUIVALENTS:
End of period	$62,819	$5,027
Beginning of period	99,162	40,583

Decrease	$(36,343)	$(35,556)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited)

(Thousands, except unit data)

	Number of Common Units	Common	General partner	Accumulated other comprehensive income (loss)	Total partners’ capital
Balance September 30, 2005	56,792,605	$289,396	$2,920	$45,101	$337,417
Net income		115,801	3,134		118,935
Net losses on derivative instruments				(9,963)	(9,963)
Reclassification of net gains on derivative instruments				(17,991)	(17,991)

Comprehensive income		115,801	3,134	(27,954)	90,981
Distributions		(96,555)	(975)		(97,530)
Employee stock awards		142			142
Common Units issued in connection with incentive compensation plan	4,500	146	1		147

Balance June 30, 2006	56,797,105	$308,930	$5,080	$17,147	$331,157

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as “the Operating Partnerships,” and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.” We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.’s (the “General Partner’s”) 1.01% interest in AmeriGas OLP and an unrelated third party’s approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The Partnership’s 50% ownership interest in Atlantic Energy, Inc. (“Atlantic Energy”) was accounted for by the equity method. In November 2004, the Partnership sold its interest in Atlantic Energy (also see Note 4).

AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2005 (“2005 Annual Report”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Net Income Per Unit. Net income per unit is computed by dividing net income, after deducting the General Partner’s interest in AmeriGas Partners’ net income, by the weighted average number of limited partner units outstanding. This interest is calculated in accordance with the provisions in the Partnership Agreement governing cash distributions. The percentage of cash distributions to the General Partner increases after certain target distributions have been made to the limited partners.

Effective April 2004, the Partnership adopted Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), which results in the calculation of net income per limited partner unit for each period

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically impact our first three fiscal quarters. EITF 03-6 is not expected to impact net income per limited partner unit for the fiscal year. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.03) for the nine months ended June 30, 2006. There was no dilutive effect of EITF 03-6 for the three months ended June 30, 2006 or for the three or nine months ended June 30, 2005. Because EITF 03-6 does not currently impact the calculation of Partnership net income per limited partner unit on an annual basis, annual net income per limited partner unit is not equal to the sum of net income per limited partner unit for each of the Partnership’s quarterly periods.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Comprehensive Income. The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(14,837)	$(51,276)	$118,935	$89,237
Other comprehensive income (loss)	18,555	(3,274)	(27,954)	(13,641)

Comprehensive income (loss)	$3,718	$(54,550)	$90,981	$75,596

Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

Equity-Based Compensation. Under UGI’s 2004 Omnibus Equity Compensation Plan (“OECP”), certain key employees of the General Partner may be granted stock options for UGI Common Stock. Such awards typically vest ratably over a period of years (generally three years). There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or eliminate further service requirements. Stock options for UGI Common Stock generally can be exercised no later than ten years from the grant date.

Under the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”), the General Partner may grant to key employees the rights to receive a total of 500,000 AmeriGas Partners Common Units (“Units”), or cash equivalent of the fair market value of such Units, or a combination of both, upon the achievement of performance goals. In addition, the 2000 Propane

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

Plan authorizes the crediting of Partnership Common Unit distribution equivalents to participants’ accounts. Any distribution equivalents will be paid in cash. The actual number of Common Units (or their cash equivalent) ultimately issued, and the actual amount of distribution equivalents paid, is dependent upon the achievement of market performance goals and employee service conditions. Generally, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements. 1,500 and 31,600 awards were granted pursuant to the 2000 Propane Plan during the three and nine months ended June 30, 2006, respectively, and 29,100 awards were granted during the nine months ended June 30, 2005.

We also have a nonexecutive AmeriGas Propane, Inc. plan under which the General Partner may grant key employees who do not participate in the 2000 Propane Plan the rights to receive a total of 200,000 AmeriGas Partners Common Units. Generally, awards under the nonexecutive plan vest at the end of a three-year period and are paid in Units and cash. There are certain change of control conditions that, if met, generally result in accelerated vesting. Awards granted pursuant to the nonexecutive plan during the three and nine months ended June 30, 2006 and 2005 and any associated expense was not material to the Partnership’s financial position, results of operations or cash flows.

Effective October 1, 2005, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Prior to October 1, 2005, as permitted, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in recording compensation expense for grants of equity instruments to employees. Under APB 25, the Partnership did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method as prescribed by the provisions of SFAS No. 123. Under SFAS 123R, all equity-based compensation cost is measured on the grant date or at the end of each period based on the fair value of that award and is recognized in the income statement over the requisite service period.

As permitted by the standard, under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of that date and we did not restate any prior periods. For periods prior to and subsequent to the adoption of SFAS 123R, we used the Black-Scholes option-pricing model to estimate the fair value of each option. The adoption of SFAS 123R resulted in compensation expense associated with stock options of $110 and $457 during the three and nine months ended June 30, 2006, respectively. As of June 30, 2006, there was $957 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of two years. Assuming no significant change in the level of future stock option grants to AmeriGas Propane, Inc. employees, we do not believe that compensation expense associated with stock options will have a material impact on the Partnership’s financial position, results of operations or cash flows.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

Both prior to and subsequent to the adoption of SFAS 123R, we measured and recorded compensation costs of Units awarded to employees prior to January 1, 2006 that can be settled at the General Partner’s option in cash or AmeriGas Partners Common Units (“Common Units”), or a combination of both, based upon their fair value as of the end of each period. Such awards are presented within the Consolidated Balance Sheet as liabilities. The fair value of these Units is generally dependent upon AmeriGas Partners Common Unit price and its performance in comparison to a group of peer companies and is expensed over requisite service periods.

During the current fiscal year, the General Partner modified the settlement terms of Units awarded to 15 employees with an original grant date of January 1, 2006. As a result of this modification, a portion of these awards are presented as equity and a portion as liabilities. We used the Monte Carlo valuation model to estimate the fair value of these awards as of the modification date. Compensation costs associated with the portion of the awards classified as equity are measured based upon the fair value on the date of modification and recorded over requisite service periods. Compensation costs associated with the portion of awards classified as liabilities are measured based upon fair value as of the end of each period and recorded over requisite service periods. The General Partner did not incur any incremental compensation costs as a result of this modification.

The following table illustrates the effects on results through June 30, 2005 on net income and basic and diluted income per unit as if we had applied the provisions of SFAS 123R to all of our equity-based compensation awards for the periods prior to the adoption of SFAS 123R.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net (loss) income as reported	$(51,276)	$89,237
Add: Equity-based employee compensation expense included in reported net income	392	288
Deduct: Total stock and equity -based employee compensation expense determined under the fair value method for all awards	(505)	(672)

Pro forma net (loss) income	$(51,389)	$88,853

Basic (loss) income per limited partner unit:
As reported	$(0.93)	$1.62
Pro forma	$(0.93)	$1.61

Diluted (loss) income per limited partner unit:
As reported	$(0.93)	$1.62
Pro forma	$(0.93)	$1.61

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The total equity-based compensation expense recorded during the three and nine months ended June 30, 2006 was $383 and $258, respectively, which reflects both stock option and Unit awards.

As of June 30, 2006, there was $1,712 of unrecognized compensation cost associated with 113,517 Unit awards that is expected to be recognized over a weighted average period of 1.8 years. Also, at June 30, 2006, a liability of $1,922 is reflected in other non-current liabilities in the Condensed Consolidated Balance Sheet. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Unit awards paid out in AmeriGas Partners Common Units.

The following table illustrates Unit award activity for the nine-month period ended June 30, 2006:

	Number of Units		Weighted-Average Grant-Date Fair Value (per Unit)
Non-vested Units - September 30, 2005	116,000		$31.81
Granted	38,350		35.33
Forfeited	(9,000)		30.89
Vested	(6,750	)(a)	23.20
Performance criteria not met	(25,083)		30.43
Non-vested Units - June 30, 2006	113,517		$33.89

(a)	Represents awards under the non-executive plan of 4,500 that were settled through the issuance of new AmeriGas Partners Common Units and 2,250 that were settled in cash.

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

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

2. Intangible Assets

The Partnership’s intangible assets comprise the following:

	June 30, 2006	September 30, 2005
Subject to amortization:
Customer relationships and noncompete agreements	$50,345	$50,178
Accumulated amortization	(24,059)	(20,756)

	$26,286	$29,422

Not subject to amortization:
Goodwill	$619,145	$619,052

Amortization expense of intangible assets was $1,095 and $3,304 for the three and nine months ended June 30, 2006, respectively, and $1,103 and $3,456 for the three and nine months ended June 30, 2005, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2006 - $4,378; Fiscal 2007 - $3,736; Fiscal 2008 - $3,546; Fiscal 2009 - $3,152; Fiscal 2010 - $2,820.

3. Long-Term Debt

In January 2006, AmeriGas Partners and AP Eagle Finance Corp. issued $350,000 of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance AmeriGas OLP’s $160,000 Series A and $68,800 Series C First Mortgage Notes, including a make-whole premium, its $35,000 term loan due October 1, 2006, and $59,550 of Amerigas Partner’s $60,000 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium. The Partnership incurred a loss on extinguishment of debt associated with these refinancings of $17,079, which is reflected in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2006.

In April 2005, the Partnership repaid $53,750 of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35,000 term loan due on October 1, 2006, borrowings under its revolving credit facility and existing cash balances.

In May 2005, the Partnership refinanced $373,360 of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415,000 of 7.25% Senior Notes due 2015. The Partnership incurred a loss on early extinguishment of debt associated with refinancings of $33,602, which is reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2005.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

4. Related Party Transactions

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $74,407 and $237,494 during the three and nine months ended June 30, 2006, respectively, and $72,404 and $231,833 during the three and nine months ended June 30, 2005, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $3,938 and $8,473 during the three and nine months ended June 30, 2006, respectively, and $4,008 and $9,762 during the three and nine months ended June 30, 2005, respectively. In addition, UGI and certain of its subsidiaries (excluding Atlantic Energy which is discussed separately) provide office space and automobile liability insurance and sell propane to the Partnership. These costs totaled $801 and $2,384 during the three and nine months ended June 30, 2006, respectively, and $814 and $2,968 during the three and nine months ended June 30, 2005, respectively.

AmeriGas OLP purchases propane from Atlantic Energy, now owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three and nine months ended June 30, 2006 totaled $4,357 and $31,830, respectively, and $3,888 and $23,952 during the three and nine months ended June 30, 2005, respectively. Amounts due to Atlantic Energy totaled $2,003, $2,505 and $1,136 at June 30, 2006, September 30, 2005 and June 30, 2005, respectively, and are reflected in accounts payable - related parties in the Condensed Consolidated Balance Sheets. Prior to the November 2004 sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2,420 during the nine months ended June 30, 2005 all of which occurred prior to the sale of our ownership interest.

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

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during the nine months ended June 30, 2005. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy. No amounts were due from Atlantic Energy at June 30, 2006, September 30, 2005, or June 30, 2005.

5. Commitments and Contingencies

The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane’s divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $8,000 at June 30, 2006. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (“Texas Eastern”), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation (“PanEnergy”), Texas Eastern’s sole stockholder, subsequently assumed all of Texas Eastern’s liabilities as of December 20, 2002, to the extent of the value of Texas Eastern’s assets transferred to PanEnergy as of that date (which was estimated to exceed $94,000), and to the extent that such liabilities arise within ten years from Texas Eastern’s date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership’s having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At June 30, 2006, the potential amount

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants’ failure to install underground propane lines at depths required by applicable safety standards. In 2003, we settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, we filed a cross-claim against CEG, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to our acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12,000 plus punitive damages, civil penalties and attorneys’ fees. We believe we have good defenses to the claims of the class members and intend to defend against the remaining claims in this lawsuit.

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

AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

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

AMERIGAS PARTNERS, L.P.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for (1) the three months ended June 30, 2006 (“2006 three-month period”) with the three months ended June 30, 2005 (“2005 three-month period”) and (2) the nine months ended June 30, 2006 (“2006 nine-month period”) with the nine months ended June 30, 2005 (“2005 nine-month period”).

Executive Overview

The Partnership’s results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. Weather during the fiscal 2006 nine-month period was 10.3% warmer than normal and 4.5% warmer than the prior-year period. In addition to the weather conditions, our volumes reflect the effects of customer conservation due to a continuing trend of high propane prices.

The Partnership reported net income of $118.9 million during the nine months ended June 30, 2006, an increase of $29.7 million compared to the same period in fiscal 2005. The 2006 nine-month period results include the effects of a $17.1 million loss on early extinguishment of debt related to debt refinancings and an $11.1 million increase in operating and administrative expenses principally resulting from higher vehicle related expenses and employee compensation expenses. These increases are partially offset by a $5.9 million favorable net expense reduction related to general insurance, litigation and medical claims, primarily reflecting improved claims history. The 2005 nine-month period results included the effects of a $33.6 million loss on early extinguishment of debt related to debt refinancings and an after-tax gain of $7.1 million in connection with the November 2004 sale of our 50% ownership interest in Atlantic Energy, Inc. (“Atlantic Energy”). The Partnership’s retail gallons sold during the fiscal 2006 nine-month period reflect the effects of warmer than normal weather conditions and the negative effects of customer conservation resulting from higher propane costs and selling prices. Although the Partnership experienced reduced volumes, we were able to effectively manage customer pricing and product costs, which enabled us to offset the adverse effect of the lower volumes.

AMERIGAS PARTNERS, L.P.

2006 three-month period compared with 2005 three-month period

Three Months Ended June 30,	2006	2005	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	171.1	181.9	(10.8)	(5.9)%
Wholesale	16.4	19.2	(2.8)	(14.6)%

	187.5	201.1	(13.6)	(6.8)%

Revenues:
Retail propane	$318.9	$297.9	$21.0	7.0%
Wholesale propane	19.1	18.1	1.0	5.5%
Other	41.1	33.5	7.6	22.7%

	$379.1	$349.5	$29.6	8.5%

Total margin (a)	$144.7	$140.5	$4.2	3.0%
EBITDA (b)	$20.7	$(13.7)	$34.4	251.1%
Operating income	$2.9	$1.6	$1.3	81.3%
Net loss	$(14.8)	$(51.3)	$36.5	71.2%
Heating degree days - % warmer than normal (c)	21.9	4.9	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.
(b)	EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership’s operating performance with that of other companies within the propane industry. The Partnership’s definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and our profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year.

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended June 30,
	2006	2005
Net loss	$(14.8)	$(51.3)
Income tax benefit	(0.1)	(0.3)
Interest expense	17.8	19.7
Depreciation	16.7	16.9
Amortization	1.1	1.3

EBITDA	$20.7	$(13.7)

(c)	Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.

Based upon national heating degree-day data, temperatures during the 2006 three-month period were 21.9% warmer than normal and 18.0% warmer than the prior-year period. Retail propane volumes sold decreased approximately 6% principally due to the warmer weather and the negative effects of customer conservation driven by continued high propane selling prices.

Retail propane revenues increased $21.0 million reflecting a $38.7 million increase due to higher average selling prices partially offset by a $17.7 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $1.0 million reflecting a $3.6 million increase resulting from higher average selling prices partially offset by a $2.6 million decrease due to the lower volumes sold. In the 2006 three-month period, our average retail propane product cost per retail gallon sold was approximately 19% higher than in the 2005 three-month period, which resulted in higher year-over-year prices to our customers. Total cost of sales increased to $234.4 million in the 2006 three-month period from $209.0 million in the 2005 three-month period, primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold. Total margin increased $4.2 million compared to the 2005 three-month period due to increased customer pricing of propane and ancillary sales and services in response to increases in costs incurred.

EBITDA during the 2006 three-month period was $20.7 million compared to $(13.7) million during the 2005 three-month period. This $34.4 million increase in EBITDA primarily reflects (1) the absence of a $33.6 million loss on the early extinguishment of debt recognized in May 2005 resulting from the Partnership’s refinancing of $373.4 million of its 8.875% Senior Notes due 2011 through the issuance of $415.0 million of 7.25% Senior Notes due 2015 and (2) the aforementioned increase in total margin, partially offset by a $3.8 million increase in operating and administrative expenses. The increase in operating and administrative expenses principally resulted from higher vehicle fuel and lease expense and higher employee compensation and benefits expenses. These increases were partially offset by a $2.7 million favorable expense reduction related to general insurance, mainly reflecting continued improvement in claims history.

Operating income increased $1.3 million primarily reflecting the increase in total margin and a decrease in depreciation and amortization expense, partially offset by the previously mentioned increase in operating and administrative expenses. Net income in the 2006 three-month period increased $36.5 million primarily reflecting (1) the aforementioned absence of the loss on early extinguishment of debt recognized during the 2005 three-month period, (2) the increase in operating income and (3) a $1.9 million decrease in interest expense related to previously mentioned debt refinancings and the reduced use of our revolving credit facility.

AMERIGAS PARTNERS, L.P.

2006 nine-month period compared with 2005 nine-month period

Nine Months Ended June 30,	2006	2005	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	804.4	857.5	(53.1)	(6.2)%
Wholesale	98.6	123.0	(24.4)	(19.8)%

	903.0	980.5	(77.5)	(7.9)%

Revenues:
Retail propane	$1,492.4	$1,384.0	$108.4	7.8%
Wholesale propane	112.4	113.2	(0.8)	(0.7)%
Other	122.7	106.8	15.9	14.9%

	$1,727.5	$1,604.0	$123.5	7.7%

Total margin	$638.0	$614.1	$23.9	3.9%
EBITDA (a)	$229.1	$208.0	$21.1	10.1%
Operating income	$193.9	$187.2	$6.7	3.6%
Net income	$118.9	$89.2	$29.7	33.3%
Heating degree days - % warmer than normal	10.3	6.1	—	—

(a)	The following table includes reconciliations of net income to EBITDA for the periods presented:

	Nine Months Ended June 30,
	2006	2005
Net income	$118.9	$89.2
Income tax expense	—	1.8
Interest expense	56.2	61.0
Depreciation	50.5	51.9
Amortization	3.5	4.1

EBITDA	$229.1	$208.0

Temperatures during the 2006 nine-month period were 10.3% warmer than normal and 4.5% warmer than the prior-year period. Retail propane volumes sold decreased approximately 6% principally due to the warmer winter weather and the negative effects of customer conservation driven by continued high propane selling prices.

Retail propane revenues increased $108.4 million reflecting a $194.3 million increase due to higher average selling prices partially offset by an $85.9 million decrease due to the lower retail volumes sold. Wholesale propane revenues were comparable with the prior year reflecting a $22.5 million decrease due to lower volumes sold offset by a $21.7 million increase due to higher average selling prices. In the 2006 nine-month period, our average retail propane product cost per retail gallon sold was approximately 19% higher than in the 2005 nine-month period, which resulted in higher year-over-year prices to our customers. The average wholesale cost per gallon of propane at Mont Belvieu, one of the major propane supply points in the United States, was approximately 24% greater than the average cost per gallon during the 2005 nine-month period.

AMERIGAS PARTNERS, L.P.

Total cost of sales increased to $1,089.5 million in the 2006 nine-month period from $989.9 million in the 2005 nine-month period, primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold. Total margin increased $23.9 million compared to the 2005 nine-month period due to increased customer pricing of propane and ancillary sales and services in response to increases in costs incurred.

EBITDA during the 2006 nine-month period was $229.1 million compared to $208.0 million during the 2005 nine-month period. This $21.1 million increase in EBITDA primarily reflects the previously mentioned increase in total margin and a $16.5 million decrease in the loss on the early extinguishment of debt from $33.6 million in the 2005 nine-month period to $17.1 million in the 2006 nine-month period. These changes were partially offset by an $11.1 million increase in operating and administrative expenses and an $8.2 million decrease in other income primarily reflecting the absence of the $9.1 million pre-tax gain on the sale of Atlantic Energy recognized during the 2005 nine-month period. The $17.1 million loss on the early extinguishment of debt that was incurred during the 2006 nine-month period was associated with the refinancings of AmeriGas OLP’s Series A and Series C First Mortgage Notes totaling $228.8 million and $59.6 million of the Partnership’s $60 million 10% Senior Notes with $350 million of 7.125% Senior Notes due 2016. The increase in operating and administrative expenses principally resulted from higher vehicle fuel costs and vehicle lease expense and higher employee compensation and benefits expenses. These increases were partially offset by a $5.9 million favorable net expense reduction related to general insurance, litigation and medical claims, primarily reflecting improved claims history.

Operating income increased $6.7 million reflecting the previously mentioned increase in total margin and a $2.0 million decrease in depreciation and amortization expense, largely offset by the previously mentioned increase in operating and administrative expenses and decrease in other income. Net income in the 2006 nine-month period increased $29.7 million principally reflecting (1) the previously mentioned increase in EBITDA, (2) a $4.8 million decrease in interest expense related to the previously mentioned debt refinancings and reduced use of our revolving credit facility, (3) the previously mentioned decrease in depreciation and amortization expense, and (4) a $1.8 million decrease in income taxes. The reduction in income taxes is attributable to the income tax expense on the gain on the Partnership’s sale of Atlantic Energy that took place in the 2005 nine-month period.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

The Partnership’s long-term debt outstanding at June 30, 2006 totaled $933.8 million (including current maturities of $1.8 million) compared to $913.5 million (including current maturities of $118.1 million) at September 30, 2005. In January 2006, AmeriGas Partners and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance AmeriGas OLP’s $160 million Series A and $68.8 million Series C First Mortgage Notes, including a make-whole premium, its $35 million term loan due October 1, 2006, and $59.6 million of AmeriGas Partners’ $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium. The Partnership incurred a loss on extinguishment of debt associated with refinancings of $17.1 million, which is reflected in its results for the nine months ended June 30, 2006.

AMERIGAS PARTNERS, L.P.

AmeriGas OLP’s Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At June 30, 2006, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.9 million at June 30, 2006 and was approximately the same amount issued and outstanding during the 2006 nine-month period. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Due in part to the issuance of 2.3 million Common Units in September 2005, during the 2006 nine-month period generally, the Partnership did not need to use its Revolving Credit Facility to fund its operations. During the nine months ended June 30, 2005, the average daily borrowings outstanding under the Credit Agreement were $32.0 million and the peak borrowings outstanding were $98.0 million. The Partnership also has an effective debt and equity shelf registration statement with the Securities and Exchange Commission under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.

In April 2006, the Partnership declared an increase in the regular quarterly distribution to $0.58 per limited partner unit ($2.32 on an annual basis). The quarterly distribution of $0.58 for the quarter ended June 30, 2006 will be paid on August 18, 2006 to unit holders of record on August 10, 2006. During the nine months ended June 30, 2006, the Partnership declared and paid quarterly distributions of $0.58 per limited partner unit on its limited partner units for the quarter ended March 31, 2006 and $0.56 per limited partner unit on its limited partner units for the quarters ended December 31, 2005 and September 30, 2005. The ability of the Partnership to declare and pay quarterly distributions on its limited partner units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

Cash Flows

Operating activities. The Partnership had cash and cash equivalents totaling $62.8 million at June 30, 2006 compared to $99.2 million at September 30, 2005. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the nine months ended June 30, 2006 are not necessarily indicative of

AMERIGAS PARTNERS, L.P.

cash flows to be expected for a full year. The Partnership uses its Credit Agreement to satisfy its seasonal cash flow needs. Cash flow provided by operating activities was $103.5 million during the 2006 nine-month period compared to $107.8 million during the 2005 nine-month period. Cash flow from operating activities before changes in working capital was $193.0 million in the 2006 nine-month period compared to $176.1 million in the prior-year nine-month period. Cash required to fund changes in operating working capital during the 2006 nine-month period totaled $89.5 million compared to the $68.4 million required in the prior-year nine-month period, largely reflecting changes in accrued employee compensation, the accrual for required insurance reserves, and accrued interest.

Investing activities. We spent $51.7 million for property, plant and equipment (including maintenance capital expenditures of $17.0 million and growth capital expenditures of $34.7 million) during the nine months ended June 30, 2006, which remained consistent, compared to $50.1 million (including maintenance capital expenditures of $15.5 million and growth capital expenditures of $34.6 million) during the prior-year nine-month period. We received proceeds of $8.1 million for the sale of assets during the nine months ended June 30, 2006 compared to $15.5 million during the prior-year nine-month period. The decrease in proceeds received from disposals of assets reflects the higher number of district locations sold during the 2005 nine-month period compared to the current year period. The decrease in cash flow used for business acquisitions reflects a higher number of businesses acquired during the 2005 nine-month period compared to the current year period.

Financing activities. Cash flow used by financing activities was $95.1 million in the 2006 nine-month period compared to $97.6 million in the prior-year period. The Partnership’s financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests. As previously mentioned, during the 2006 nine-month period the Partnership refinanced AmeriGas OLP’s Series A and Series C First Mortgage Notes, its $35 million term loan due October 1, 2006, and $59.6 million of AmeriGas Partners’ $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium, through the issuance of $350.0 million of 7.125% Senior Notes due 2016. The Partnership also incurred a $17.1 million loss on extinguishment of debt in connection with refinancings.

As previously mentioned, during the 2005 nine-month period the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415.0 million of 7.25% Senior Notes due 2015. The Partnership also incurred a $33.6 million loss on extinguishment of debt in connection with its repayment of the 8.875% Senior Notes. In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from the $35 million AmeriGas OLP Term Loan, borrowings under its revolving credit facility and existing cash balances.

AMERIGAS PARTNERS, L.P.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates on borrowings.

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs, and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact its cash flows.

Our variable rate debt includes borrowings under AmeriGas OLP’s Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2006. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2006. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

	Fair Value	Change in Fair Value
	(Millions of dollars )
June 30, 2006:
Propane commodity price risk	$18.1	$(18.9)
Interest rate risk	3.6	(4.5)

AMERIGAS PARTNERS, L.P.

Because the Partnership’s derivative instruments generally qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.

AMERIGAS PARTNERS, L.P.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

AMERIGAS PARTNERS, L.P.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	Description of AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, amended July 24, 2006

10.2	Description of AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, amended July 24, 2006

10.3	Description of UGI Corporation Senior Executive Employee Severance Pay Plan, amended July 25, 2006, for Messrs. Greenberg, Knauss and Walsh	UGI Corporation	Form 10-Q (8/8/06)	10.1

10.4	Description of July 25, 2006 Amendment to the UGI Corporation Supplemental Executive Retirement Plan for Messrs. Greenberg, Knauss and Walsh	UGI Corporation	Form 10-Q (8/8/06)	10.2

AMERIGAS PARTNERS, L.P.

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P.
(Registrant)

	By:	AmeriGas Propane, Inc.,
as General Partner

Date: August 8, 2006	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President – Finance
and Chief Financial Officer

Date: August 8, 2006	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

10.1	Description of AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, amended July 24, 2006.

10.2	Description of AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, amended July 24, 2006.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.