Form 10-K
period 2006-09-30
AMERIGAS PARTNERS LP
filed 2006-12-11
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
Commission file number 1-13692
AMERIGAS PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2787918 (I.R.S. Employer Identification No.)
460 North Gulph Road, King of Prussia, PA 19406
(Address of Principal Executive Offices) (Zip Code)
(610) 337-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Units representing limited partner interests	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:                    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2006 was approximately $963,600,797. At December 1, 2006, there were outstanding 56,805,605 Common Units representing limited partner interests.
Documents Incorporated By Reference: Portions of the AmeriGas Partners, L.P. Annual Report for the year ended September 30, 2006 are incorporated by reference in Part II of this Form 10-K.

 (i)

PART I:
ITEM 1. BUSINESS
General
AmeriGas Partners, L.P. (“AmeriGas Partners” or the “Partnership”) is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. As of September 30, 2006, we served approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 600 district locations in 46 states. The reduction in district locations from approximately 650 district locations as of September 30, 2005 is primarily a result of the combination of district locations situated in close geographic proximity to each other.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”) and its subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP” and together with AmeriGas OLP, the “Operating Partnership”), both Delaware limited partnerships. Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a public company listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The General Partner has an approximate 44% effective ownership interest in the Partnership. See Notes 1 and 2 to the Partnership’s Consolidated Financial Statements.
Business Strategy
Our strategy is to increase market share through acquisitions and internal growth, leverage our national and local economies of scale and achieve operating efficiencies through productivity improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy because only modest growth in total demand for propane is foreseen. We compete for acquisitions with others engaged in the propane distribution business. Internal growth will be provided in part from expansion of our AmeriGas Cylinder Exchange (“ACE”) program (formerly PPX Prefilled Propane Xchange® or PPX), through which consumers can exchange an empty propane grill cylinder for a filled one, and our Strategic Accounts program, through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with us rather than with many small suppliers. In addition, we believe opportunities exist to grow our business internally through sales and marketing programs designed to attract and retain customers.

General Partner Information
The Partnership’s website can be found at www.amerigas.com. The Partnership makes available free of charge at this website (under the “Investor Relations & Corporate Governance — SEC filings” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website, under the caption “Investor Relations & Corporate Governance — Corporate Governance.” All of these documents are also available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.
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
The primary customers for propane are residential, commercial, industrial, motor fuel and agricultural users to whom natural gas is not readily available. Propane is typically more expensive than natural gas and fuel oil and, in most areas, cheaper than electricity on an equivalent energy basis.
Products, Services and Marketing
As of September 30, 2006, the Partnership served approximately 1.3 million customers from district locations in 46 states. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in the Canadian Providences of Alberta, British Columbia and Quebec.
The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. The Partnership distributed over one billion gallons of propane in fiscal year 2006. Approximately 89% of the Partnership’s fiscal year 2006 sales (based on gallons sold) were to retail accounts and approximately 11% were to wholesale customers. Sales to residential customers in fiscal year 2006 represented approximately 39% of retail gallons sold; commercial/industrial customers 35%; motor fuel customers 15%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 6% of 2006 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its ACE program. At September 30, 2006, ACE cylinders were available at approximately 21,900 retail locations throughout the United States. Sales of our ACE grill cylinders to retailers are included in the commercial/industrial market. The ACE program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders or to purchase filled cylinders at various retail locations such as home centers, gas stations, mass merchandisers, grocery and convenience stores.

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
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 24 gallons. Some of these deliveries are made to the customer’s location, where empty cylinders are either picked up for replenishment or filled in place.
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2006, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2007. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, no single supplier provided more than 10% of the Partnership’s total propane supply in fiscal year 2006. In certain market areas, however, some suppliers provide more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona and Pennsylvania, as well as at smaller facilities in several other states.

Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.
Average Propane Spot Market
Prices
Competition
Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating, and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.
In the motor fuel market, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.
The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the Strategic Accounts program as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.
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
Based on the most recent annual survey by the American Petroleum Institute, 2004 domestic retail propane sales (annual sales for other than chemical uses) totaled approximately 11.1 billion gallons and, based on LP-GAS magazine rankings, 2005 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales. Based upon 2004 sales data, management believes the Partnership’s 2006 retail volume represents approximately 9% of domestic retail sales.
Trade Names, Trade and Service Marks
The Partnership markets propane principally under the “AmeriGas®,” and “America’s Propane Company®” trade name and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks.

The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. Approximately 55% to 60% of the Partnership’s retail sales volume occurs, and substantially all of the Partnership’s income is earned, during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.
Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation
The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or, the “Superfund Law”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. See Notes 2 and 11 to the Company’s Consolidated Financial Statements.
All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. The latest version of NFPA Pamphlet No. 58, adopted by a majority of states, requires certain stationary cylinders that are filled in place to be re-qualified periodically, depending on the age of the cylinders. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and to conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.
Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2006, the General Partner had approximately 5,900 employees, including approximately 433 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.
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
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our ACE operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of poor weather can negatively affect our ACE revenues. Poor weather may also cause a reduction in the purchase and use of grills and other propane-filled appliances which could reduce the demand for our portable propane tank exchange services.

Our profitability is subject to propane pricing and inventory risk.
The retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that we and other marketers purchase can change rapidly over a short period of time. Most of our propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas or Conway, Kansas. Because our profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the industry, we may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause us to sell inventory at less than the price we purchased it, which could adversely affect our operating results.
High propane costs can lead to customer conservation, resulting in reduced demand for our product.
Prices for propane are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high propane costs such as those experienced in fiscal years 2006 and 2005, our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.
Supplier defaults may have a negative effect on our operating results.
When the Company enters into fixed price sales contracts with customers, it also enters into fixed price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of propane, a default of one or more of our suppliers under such contracts could cause us to purchase propane at higher prices which would have a negative impact on our operating results.
Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers, a change in the market price of propane could create a margin payment obligation by the Company and expose us to an increased liquidity risk.

Our operations may be adversely affected by competition from other energy sources.
Propane competes with other sources of energy, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations. We compete for customers against suppliers of electricity, fuel oil and natural gas.
Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, however, so a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane.
Our ability to increase revenues is adversely affected by the maturity of the retail propane industry.
The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of our ACE and Strategic Accounts programs, as well as the success of our marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.
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
To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse affect on our business, financial condition and results of operations.

We are subject to operating and litigation risks that may not be covered by insurance.
Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as propane for use by consumers. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. We believe that we are adequately insured for claims in excess of our self-insurance; however, certain types of damages, such as punitive damages and penalties, if any, may not be covered by insurance. There can be no assurance that our insurance will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.
We may be unable to respond effectively to competition, which may adversely affect our operating results.
We may be unable to timely respond to changes within the propane sectors that may result from regulatory initiatives to further increase competition within our industry. Such regulatory initiatives may create opportunities for additional competitors to enter our markets, and, as a result, we may be unable to maintain our revenues or continue to pursue our current business strategy.
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

The law could be changed so as to cause us to be treated as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. If we become subject to widespread entity-level taxation for state tax purposes, it could substantially reduce distributions to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, certain provisions of our partnership agreement will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of this law on us. Any such reductions could increase our general partner’s percentage of cash distributions and decrease our limited partners’ percentage of cash distributions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of September 30, 2006, the Partnership owned approximately 83% of its district locations. The Partnership subleases 3 one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties, and it leases a 1.3 million gallon storage terminal in Pennsylvania. In addition, the Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane.
The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2006, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
530	Trailers	93	7
280	Tractors	34	66
180	Railroad tank cars	0	100
2,520	Bobtail trucks	10	90
310	Rack trucks	8	92
2,130	Service and delivery trucks	12	88
Other assets owned at September 30, 2006 included approximately 847,000 stationary storage tanks with typical capacities of 121 to 2,000 gallons and approximately 2.4 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,200 large volume tanks which are used for its own storage requirements.

ITEM 3. LEGAL PROCEEDINGS
With the exception of the matter set forth below, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership’s business.
Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas OLP (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants’ failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to AmeriGas’ acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys’ fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the last fiscal quarter of the 2006 fiscal year.
PART II:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Each Common Unit represents a limited partner interest in the Partnership. Common Units are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol “APU.” The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange (“NYSE”) Composite Transactions tape, and the amount of cash distributions paid per Common Unit.

	Price Range		Cash
2006 Fiscal Year	High	Low	Distribution
Fourth Quarter	$31.27	$29.40	$0.58
Third Quarter	31.35	28.27	0.58
Second Quarter	31.83	28.22	0.56
First Quarter	32.54	27.10	0.56

	Price Range		Cash
2005 Fiscal Year	High	Low	Distribution
Fourth Quarter	$35.00	$30.16	$0.56
Third Quarter	32.88	29.15	0.56
Second Quarter	31.23	28.36	0.55
First Quarter	30.56	26.11	0.55
As of November 1, 2006, there were 1,438 record holders of the Partnership’s Common Units.
The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. (the “Partnership Agreement”), which is an exhibit to this Report. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership’s debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership’s business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 5 and 6 to the Partnership’s Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	September 30,
	2006	2005	2004	2003	2002
	(Thousands of dollars, except per unit)
FOR THE PERIOD:
Income statement data:
Revenues	$2,119,266	$1,963,256	$1,775,900	$1,628,424	$1,307,880

Net income	$91,158	$60,845	$91,854	$71,958	$55,366

Limited partners’ interest in net income	$90,246	$60,237	$90,935	$71,238	$54,812
Income per limited partner unit — basic and diluted:

Net income	$1.59	$1.10	$1.71	$1.42	$1.12

Cash distributions declared per limited partner unit	$2.28	$2.22	$2.20	$2.20	$2.20
AT PERIOD END:
Balance sheet data:
Current assets	$368,209	$417,740	$298,116	$250,244	$238,401
Total assets	1,611,767	1,663,075	1,550,227	1,496,088	1,486,176
Current liabilities (excluding debt)	378,331	338,928	292,402	253,255	250,984
Total debt	933,746	913,502	901,351	927,286	955,784
Minority interests	10,448	8,570	7,749	7,005	6,232
Partners’ capital	221,503	337,417	289,038	253,683	228,366
OTHER DATA:
Capital expenditures (including capital leases)	$70,915	$63,584	$62,303	$53,429	$53,472
Retail propane gallons sold (millions)	975.2	1,034.9	1,059.1	1,074.9	987.5
Degree days — % (warmer) colder than normal (a)	(10.2)	(6.9)	(4.9)	0.2	(10.0)
(a)
Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the United States, excluding Alaska.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to AmeriGas Partners and the Operating Partnership. Our MD&A should be read in conjunction with our consolidated financial statements and related notes thereto incorporated by reference in this Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
AmeriGas Partners, the largest retail propane marketer in the United States, achieved net income of $91.2 million during Fiscal 2006, an increase of $30.3 million compared to Fiscal 2005. Fiscal 2006 results include a $17.1 million loss on early extinguishment of debt related to debt refinancings. Fiscal 2005 results included a $33.6 million loss on early extinguishment of debt related to debt refinancings and an after-tax gain of $7.1 million in connection with the November 2004 sale of our 50% ownership interest in Atlantic Energy, Inc. (“Atlantic Energy”). Fiscal 2006 was a challenging year due in large part to continued high energy prices and approximately 10% warmer than normal weather. The Partnership’s retail gallons sold during Fiscal 2006 reflect the negative effects of the warmer than normal weather conditions and customer conservation resulting from higher propane costs and selling prices. Although the Partnership experienced reduced volumes, we were able to effectively manage customer pricing and product costs, which enabled us to more than offset the adverse effect of the lower volumes.
The propane industry is mature, with only modest growth in residential customer demand foreseen. Accordingly, our growth strategy focuses on acquisition of other propane marketers and internal growth to be achieved by leveraging our geographical scope to secure regional and national accounts, serving the growing grill cylinder business and offering superior customer service, including various pricing and payment programs.
In Fiscal 2007 and beyond, we will continue to focus on growing our traditional customer base, including growth through acquisitions. We expect to achieve base business growth by providing best-in-class customer service and improving the effectiveness of our sales force, while maintaining competitive prices. In addition, we plan to control operating and administrative expenses by executing a series of initiatives to enhance productivity.
ANALYSIS OF RESULTS OF OPERATIONS
The following analysis compares the Partnership’s results of operations for (1) the year ended September 30, 2006 (“Fiscal 2006”) with the year ended September 30, 2005 (“Fiscal 2005”) and (2) Fiscal 2005 with the year ended September 30, 2004 (“Fiscal 2004”).

The following table provides gallon, weather and certain financial information for the Partnership and should be read in conjunction with “Fiscal 2006 Compared to Fiscal 2005” and “Fiscal 2005 Compared to Fiscal 2004”:
(Millions of dollars)

	Year Ended September 30,
	2006	2005	2004
Gallons sold (millions):
Retail	975.2	1,034.9	1,059.1
Wholesale	119.7	148.7	225.0

	1,094.9	1,183.6	1,284.1

Revenues:
Retail propane	$1,816.0	$1,679.2	$1,480.1
Wholesale propane	137.7	140.5	159.6
Other	165.6	143.6	136.2

	$2,119.3	$1,963.3	$1,775.9

Total margin (a)	$775.5	$743.3	$746.7
EBITDA (b)	$237.9	$215.9	$255.9
Operating income	$184.1	$177.3	$176.7
Net income	$91.2	$60.8	$91.9
Degree days — % warmer than normal (c)	10.2%	6.9%	4.9%
(a)	Total margin represents total revenues less total cost of sales.

(b)
EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership’s operating performance with other companies within the propane industry and to evaluate the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. The following table includes reconciliations of net income to EBITDA for the fiscal years presented:

	Year Ended September 30,
	2006	2005	2004
Net income	$91.2	$60.8	$91.9
Income tax expense	0.2	1.5	0.2
Interest expense	74.1	79.9	83.2
Depreciation	67.8	68.2	75.5
Amortization	4.6	5.5	5.1

EBITDA	$237.9	$215.9	$255.9

(c)
Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Fiscal 2006 Compared with Fiscal 2005
Temperatures in our service territories based upon heating degree days during Fiscal 2006 were 10.2% warmer than normal compared with temperatures that were 6.9% warmer than normal during Fiscal 2005. Retail propane volumes sold decreased approximately 5.8% principally due to the warmer winter weather and the negative effects of customer conservation driven by continued high propane selling prices.
Retail propane revenues increased $136.8 million reflecting a $233.8 million increase due to higher average selling prices partially offset by a $97.0 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $2.8 million reflecting a $27.4 million decrease due to lower volumes sold partially offset by a $24.6 million increase due to higher average selling prices. In Fiscal 2006, our average retail propane product cost per retail gallon sold was approximately 18% higher than in Fiscal 2005 resulting in higher year-over-year prices to our customers. The average wholesale cost per gallon of propane during Fiscal 2006 at Mont Belvieu, one of the major supply points in the United States, was approximately 21% greater than the average cost per gallon during Fiscal 2005. Total cost of sales was $1,343.8 million in Fiscal 2006 compared to $1,220.0 million in Fiscal 2005, primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold. Total margin increased $32.2 million principally due to higher average propane margins per gallon and higher fees in response to increases in operating and administrative expenses.
EBITDA during Fiscal 2006 increased $22.0 million compared to Fiscal 2005 as a result of the previously mentioned increase in total margin and a $16.5 million decrease in the loss on the early extinguishments of debt from $33.6 million in Fiscal 2005 to $17.1 million in Fiscal 2006. These changes were partially offset by a $17.2 million increase in operating and administrative expenses and a $9.5 million decrease in other income primarily reflecting the absence of the $9.1 million pre-tax gain on the sale of Atlantic Energy recognized during Fiscal 2005. The $17.1 million loss on the early extinguishments of debt that was incurred during Fiscal 2006 was associated with the refinancings of AmeriGas OLP’s Series A and Series C First Mortgage Notes totaling $228.8 million, $59.6 million of the Partnership’s $60 million 10% Senior Notes, and a $35 million term loan with $350 million of 7.125% Senior Notes due 2016. The increase in operating and administrative expenses principally resulted from higher (1) vehicle fuel and lease costs, (2) employee compensation and benefits, and (3) repairs and maintenance. These increases were partially offset by a $7.2 million favorable net expense reduction related to general insurance and litigation, primarily reflecting improved claims history. The Partnership recovered significant increases in certain costs, such as vehicle fuel, through delivery surcharges. Although EBITDA is not an alternative to net income or cash flow as a measure of liquidity, performance or financial condition under GAAP, management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership’s operating performance with other companies within the propane industry and to evaluate the Partnership’s ability to meet loan covenants.
Operating income increased $6.8 million reflecting the previously mentioned increase in total margin and a $1.2 million decrease in depreciation and amortization expense, largely offset by the aforementioned increase in operating and administrative expenses and decrease in other income. Net income in Fiscal 2006 increased $30.3 million principally reflecting the previously mentioned increase in EBITDA and a $5.8 million decrease in interest expense related to the previously mentioned debt refinancings and reduced use of our revolving credit facility.

Fiscal 2005 Compared with Fiscal 2004
Temperatures in our service territories based upon heating degree days during Fiscal 2005 was 6.9% warmer than normal compared with weather that was 4.9% warmer than normal during Fiscal 2004. Retail propane volumes sold decreased approximately 2.3% principally due to the warmer than normal winter weather and the negative effects of customer conservation on volumes sold, which is primarily attributed to significantly higher propane selling prices.
Retail propane revenues increased $199.1 million reflecting a $232.9 million increase due to higher average selling prices partially offset by a $33.8 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $19.1 million reflecting a $54.1 million decrease due to lower volumes sold partially offset by a $35.0 million increase due to higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs. The average wholesale cost per gallon of propane during Fiscal 2005 at Mont Belvieu was approximately 28% greater than the average cost per gallon during Fiscal 2004. Total cost of sales increased $190.8 million reflecting the higher propane product costs.
Total margin decreased $3.4 million principally due to the lower retail volumes sold partially offset by higher margin from ancillary sales and services and, to a much lesser extent, slightly higher average retail propane margins per gallon. Contributing to the decline in total margin during Fiscal 2005 was lower margin generated by our AmeriGas Cylinder Exchange program largely due to competitive pricing pressures and the high cost of propane.
EBITDA during Fiscal 2005 decreased $40.0 million compared to Fiscal 2004 as a result of (1) the $33.6 million loss on early extinguishment of debt resulting from the Partnership’s refinancing of its Senior Notes in May 2005, (2) a $17.1 million increase in operating and administrative expenses and (3) a $3.4 million decrease in total margin all of which were partially offset by a $14.0 million increase in other income. The increase in operating and administrative expenses was primarily due to a $6.3 million increase in vehicle fuel expense and a $3.7 million increase in vehicle lease costs. Increases in maintenance and repairs, uncollectible accounts expense and general insurance expense among others also contributed to the higher operating and administrative expenses. The increase in other income primarily reflects the $9.1 million pre-tax gain on the sale of Atlantic Energy and higher gains on fixed asset disposals.
Operating income increased slightly reflecting the previously mentioned increase in other income and a $7.3 million decrease in depreciation expense largely offset by the aforementioned higher operating and administrative expenses and lower total margin. As previously mentioned, the increased other income reflects the gain on the sale of Atlantic Energy. The decrease in depreciation expense is largely attributed to lower capital expenditures related to our AmeriGas Cylinder Exchange program. Net income in Fiscal 2005 decreased reflecting the $33.6 million loss on early extinguishment of debt and increased income taxes resulting from the Partnership’s gain on the sale of its ownership interest in Atlantic Energy which were slightly offset by $3.3 million lower interest expense and the slightly higher operating income.

FINANCIAL CONDITION AND LIQUIDITY
Capitalization and Liquidity
The Partnership’s long-term debt outstanding at September 30, 2006 totaled $933.7 million. There were no amounts outstanding under AmeriGas OLP’s Credit Agreement at September 30, 2006.
AmeriGas OLP has a Credit Agreement (“Credit Agreement”) that consists of (1) a Revolving Credit Facility and (2) an Acquisition Facility. The General Partner and Petrolane are guarantors of amounts outstanding under the Credit Agreement. Effective November 6, 2006, AmeriGas OLP entered into a new unsecured Credit Agreement with substantially the same terms and conditions except as described below. Reference made to the Credit Agreement relates to both the former and new Credit Agreement as appropriate.
Under the Revolving Credit Facility, AmeriGas OLP may borrow up to $125 million (including a $100 million sublimit for letters of credit), which is subject to restrictions in the AmeriGas Partners Senior Notes indentures. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP and expires on October 15, 2011 but may be extended for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder. There were no borrowings outstanding under AmeriGas OLP’s Revolving Credit Facility at September 30, 2006 and 2005. Issued and outstanding letters of credit, which reduce the amount available for borrowings under the Revolving Credit Facility, totaled $58.9 million and $56.3 million at September 30, 2006 and 2005, respectively.
The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners’ Senior Notes indentures. The Acquisition Facility operates as a revolving facility through October 15, 2011, at which time amounts then outstanding, will be immediately due and payable. There were no amounts outstanding under the Acquisition Facility at September 30, 2006 and 2005.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Due in part to the issuance of 2.3 million Common Units in September 2005, the Partnership generally did not need to use its Revolving Credit Facility to fund its operations during Fiscal 2006. The average daily and peak loan borrowings outstanding under the Credit Agreement during Fiscal 2005 were $27.9 million and $98.0 million, respectively.
AmeriGas Partners periodically issues equity securities and may continue to do so. Proceeds from the Partnership’s equity offerings have generally been used by the Partnership to reduce indebtedness and for general Partnership purposes, including funding acquisitions. The Partnership also has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.
In order to borrow under its Credit Agreement, AmeriGas OLP must satisfy certain financial covenants including, but not limited to, a minimum interest coverage ratio, a maximum debt to EBITDA ratio and a minimum EBITDA, as defined. AmeriGas OLP’s financial conditions calculated as of September 30, 2006 permitted it to borrow up to the maximum amount available under either the former or new Credit Agreement. At September 30, 2006, the Partnership was in compliance with its financial covenants. For a more detailed discussion of the Partnership’s credit facilities, see Note 6 to Consolidated Financial Statements. Based upon existing cash balances, cash expected to be generated from operations and borrowings available under its Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs in Fiscal 2007.
Partnership Distributions
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash as defined in the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) for such quarter. Available Cash generally means:
1.	all cash on hand at the end of such quarter,

2.	plus all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter,

3.	less the amount of cash reserves established by the General Partner in its reasonable discretion.
The General Partner may establish reserves for the proper conduct of the Partnership’s business and for distributions during the next four quarters. In addition, certain of the Partnership’s debt agreements require reserves be established for the payment of debt principal and interest. Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner. The Partnership may pay an incentive distribution to the General Partner if Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per unit on all units.
In April 2006, the General Partner declared an increase in the Partnership’s regular quarterly distribution from $0.56 to $0.58 per limited partner unit which was payable on May 18, 2006 to unit holders of record on May 10, 2006. A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting from the Partnership’s EBITDA interest expense and capital expenditures needed to maintain operating capacity and adding back losses on extinguishments of debt associated with refinancings. Partnership distributable cash as calculated under this method for Fiscal 2006, 2005 and 2004 is as follows:

Year Ended September 30,	2006	2005	2004
(Millions of dollars)
Net income	$91.2	$60.8	$91.9
Income tax expense	0.2	1.5	0.2
Interest expense	74.1	79.9	83.2
Depreciation	67.8	68.2	75.5
Amortization	4.6	5.5	5.1

EBITDA	237.9	215.9	255.9
Interest expense	(74.1)	(79.9)	(83.2)
Maintenance capital expenditures	(23.6)	(19.3)	(23.1)
Loss on extinguishment of debt	17.1	33.6	—

Distributable cash	$157.3	$150.3	$149.6

Although distributable cash is a reasonable estimate of the amount of cash available for distribution by the Partnership, it does not reflect, among other things, the impact of changes in working capital and the amount of distributable cash used to finance growth capital expenditures, which can significantly affect cash available for distribution. Distributable cash should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under GAAP. Management believes distributable cash is a meaningful non-GAAP measure for evaluating the Partnership’s ability to declare and pay distributions pursuant to the terms of the Partnership Agreement. The Partnership’s definition of distributable cash may be different from that used by other companies. The ability of the Partnership to pay distributions on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2006 including obligations associated with long-term debt, interest on long-term fixed-rate debt, lease obligations and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2006 (in millions of dollars):

	Payments Due by Period
		1 year	2 - 3	4 - 5	After
	Total	or less	years	years	5 years
Long-term debt	$932.5	$1.4	$71.2	$94.9	$765.0
Interest on long-term fixed rate debt	811.3	68.1	133.7	119.4	490.1
Operating leases	228.6	48.5	76.1	53.3	50.7
Propane supply contracts	20.7	20.7	—	—	—

Total	$1,993.1	$138.7	$281.0	$267.6	$1,305.8

Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership uses its Credit Agreement to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $178.0 million in Fiscal 2006, $184.1 million in Fiscal 2005 and $177.7 million in Fiscal 2004. Cash flow from operating activities before changes in operating working capital was $185.4 million in Fiscal 2006, $167.5 million in Fiscal 2005 and $179.9 million in Fiscal 2004. Cash required to fund changes in operating working capital totaled $7.5 million compared to cash provided of $16.7 million in Fiscal 2005 and cash used of $2.2 million in Fiscal 2004. The change in cash required to fund operating working capital during Fiscal 2006 primarily reflects the effects of higher propane product costs on customer accounts receivable offset by higher customer deposits.
Investing activities. Cash flow used in investing activities was $63.1 million in Fiscal 2006, $55.4 million in Fiscal 2005 and $90.5 million in Fiscal 2004. We spent $70.7 million for property, plant and equipment (comprising $23.6 million of maintenance capital expenditures and $47.1 million of growth capital expenditures) in Fiscal 2006 compared to expenditures of $62.6 million for property, plant and equipment (comprising $19.3 million of maintenance capital expenditures and $43.3 million of growth capital expenditures) in Fiscal 2005. Proceeds received from disposals of assets decreased $7.9 million reflecting the higher number of district locations sold during Fiscal 2005 compared to Fiscal 2006. During Fiscal 2006, the Partnership used approximately $2.8 million in cash to acquire two propane distribution businesses and a cylinder refurbishing business.
Financing activities. Cash flow used by financing activities was $129.3 million in Fiscal 2006, $70.1 million in Fiscal 2005 and $92.4 million in Fiscal 2004. The Partnership’s financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests. As previously mentioned, during Fiscal 2006 the Partnership refinanced AmeriGas OLP’s Series A and Series C First Mortgage Notes totaling $228.8 million, $59.6 million of AmeriGas Partners’ $60 million 10% Senior Notes due 2006, pursuant to a tender offer, and its $35 million term loan due October 1, 2006, through the issuance of $350 million of 7.125% Senior Notes due 2016. The Partnership also incurred a $17.1 million loss on extinguishment of debt in connection with the refinancing.

RELATED PARTY TRANSACTIONS
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $313.6 million $303.6 and $304.6 million in Fiscal 2006, 2005 and 2004, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI Corporation (“UGI”) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $10.4 million, $13.1 million and $11.3 million in Fiscal 2006, 2005 and 2004, respectively. In addition, UGI and certain of its subsidiaries (excluding Atlantic Energy which is discussed separately) provide office space and automobile liability insurance and sold propane to the Partnership. These costs totaled $3.1 million in 2006, $3.8 million in 2005, and $3.0 million in 2004.
Prior to the November 2004 sale of our 50% ownership interest in Atlantic Energy, we purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases plus interest as Atlantic Energy sold such propane to third parties or to AmeriGas OLP itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2.4 million in Fiscal 2005, all of which occurred prior to the sale of our ownership interests. The total dollar value of propane purchased on behalf of Atlantic Energy was $30.0 million in Fiscal 2004. AmeriGas OLP still purchases propane from Atlantic Energy, now owned by a subsidiary of UGI. Purchases of propane by AmeriGas OLP from Atlantic Energy during Fiscal 2006, 2005 and 2004 totaled $37.3 million, $27.8 million and $29.3 million, respectively.
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
Prior to the sale of Atlantic Energy, the General Partner also provided it with other services including accounting, insurance and other administrative services and was reimbursed for the related costs. Such costs were not material during Fiscal 2005 or 2004. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy.

Amounts due to Atlantic Energy at September 30, 2006 and 2005 totaled $3.1 million and $2.5 million, respectively, which are included in accounts payable — related parties in our Consolidated Balance Sheets.
The Partnership sold propane to certain affiliates of UGI. Such amounts were not material during Fiscal 2006, 2005 or 2004.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements that are expected to have an effect on the Partnership’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MARKET RISK DISCLOSURES
Our primary financial market risks include commodity prices for propane and interest rates on borrowings.
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we carefully monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable rate debt includes borrowings under AmeriGas OLP’s Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. As previously mentioned, the Partnership generally did not need to use its Revolving Credit Facility during Fiscal 2006 to fund its operations. At September 30, 2006 and 2005, there were no borrowings outstanding under the Credit Agreement. Based upon weighted average borrowings outstanding under this agreement during Fiscal 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased our interest expense by approximately $0.4 million.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $53.7 million and $42.1 million at September 30, 2006 and 2005, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $58.4 million and $45.5 million at September 30, 2006 and 2005, respectively.
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
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2006 and 2005. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

		Change in Fair
	Fair Value	Value
	(Millions of dollars)
September 30, 2006
Propane swapped option contracts	$(26.2)	$(21.1)
Interest rate protection agreements	(0.3)	(4.3)
September 30, 2005
Propane swapped option contracts	$50.6	$(19.5)
Interest rate protection agreements	(3.9)	(3.9)
Because the Partnership’s derivative instruments generally qualify as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated underlying transactions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in compliance with generally accepted accounting principles requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management. The Partnership has identified the following critical accounting policies that are most important to the portrayal of the Partnership’s financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with its Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.
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
Depreciation and amortization of long-lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2006, our net property, plant and equipment totaled $580.6 million. Depreciation expense of $67.8 million was recorded during Fiscal 2006.
Purchase Price Allocation. From time to time, we enter into material business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the purchase price is allocated to the various assets and liabilities acquired at their estimated fair value. Fair values of assets and liabilities are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be a complex and judgmental area and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September, 2006, the FASB issued SFAS No. 157 “Fair Value Measures” and the SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). See Note 2 to the Consolidated Financial Statements for additional discussion of such pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
“Quantitative and Qualitative Disclosures About Market Risk” are contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk Disclosures” and are incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting and the financial statements and financial statement schedules referred to in the index contained on pages F-2 and F-3 of this report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)
The General Partner’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)
For “Management’s Annual Report on Internal Control Over Financial Reporting” and the related report of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, see Item 8 of this Report (which information is incorporated herein by reference).

(c)
No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III:
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER
We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See “Certain Relationships and Related Transactions” and Note 12 to the Partnership’s Consolidated Financial Statements.
The Board of Directors of the General Partner has an Audit Committee consisting of three individuals, currently, Messrs. Marrazzo, Pratt and Stoeckel. Each member of the Audit Committee is “independent” as defined by the New York Stock Exchange listing standards. In addition, the Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as “audit committee financial experts” within the meaning of the Securities and Exchange Commission regulations.
The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:
•	oversee the accounting and financial reporting processes and audits of the financial statements of the Partnership;

•	monitor the independence of the Partnership’s independent accountants and the performance of the independent accountants and internal audit staff;

•	oversee the adequacy of the Partnership’s controls relative to financial and business risk;

•	provide a means for open communication among the independent accountants, management, internal audit staff and the Board of Directors; and

•	oversee compliance with applicable legal and regulatory requirements.
The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the independent auditors. A copy of the current charter of the Audit Committee is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations — Corporate Governance.”

The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations — Corporate Governance.” Copies of all corporate governance documents posted on the Partnership’s website are available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P. O. Box 965, Valley Forge, PA 19482.
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

Name	Age	Position with the General Partner

Lon R. Greenberg	56	Chairman and Director

Eugene V. N. Bissell	53	President, Chief Executive Officer and Director

John L. Walsh	51	Vice Chairman and Director

Stephen D. Ban	66	Director

Richard C. Gozon	68	Director

William J. Marrazzo	57	Director

Gregory A. Pratt	58	Director

Howard B. Stoeckel	60	Director

James W. Stratton	70	Director

William D. Katz	53	Vice President — Human Resources

Robert H. Knauss	53	Vice President, General Counsel and Corporate Secretary

David L. Lugar	49	Vice President — Supply and Logistics

Carey M. Monaghan	55	Vice President — Sales and Marketing

Jerry E. Sheridan	41	Vice President — Finance and Chief Financial Officer

William J. Stanczak	51	Controller and Chief Accounting Officer

Mr. Greenberg is a director (since 1994) and Chairman of the General Partner. He previously served as President and Chief Executive Officer of the General Partner from 1996 until July 2000. He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been Senior Vice President — Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc. and Aqua America, Inc.
Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President — Sales and Marketing of the General Partner (October 1999 to July 2000), having served as Vice President — Sales and Operations (1995 to 1999). Previously, he was Vice President — Distributors and Fabrication, BOC Gases (1995), having been Vice President — National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI Corporation and its subsidiaries, including Director, Corporate Development. He is a member of the Board of Directors of the National Propane Gas Association and a member of the Kalamazoo College Board of Trustees.
Mr. Walsh is Vice Chairman and a director of the General Partner (since April 2005). He is also President, Chief Operating Officer and a director of UGI Corporation and he serves as Vice Chairman and a director of UGI Utilities, Inc. (since April 2005). He previously served as Chief Executive of the Industrial and Special Products division and executive director of BOC Group PLC, an industrial gases company (2001 to 2005). From 1986 to 2001, he held various senior management positions with the BOC Group. Prior to joining BOC Group, Mr. Walsh was a Vice President of UGI’s industrial gas division prior to its sale to BOC Group in 1989. From 1981 until 1986, Mr. Walsh held several management positions with affiliates of UGI.
Dr. Ban was elected a director of the General Partner on February 22, 2006. He is currently serving as the Director of the Technology Transfer Division of the Argonne National Laboratory, a science-based Department of Energy laboratory dedicated to advancing the frontiers of science in energy, environment, biosciences and materials (March 2002 to present). He previously served as President and Chief Executive Officer of the Gas Research Institute, a gas industry research and development company funded by distributors, transporters, and producers of natural gas (1987 through 1999). He also served as Executive Vice President of GRI. Prior to joining GRI in 1981, he was Vice President, Research and Development and Quality Control of Bituminous Materials, Inc. Dr. Ban also serves as a director of UGI Utilities, Inc. and Energen Corporation.
Mr. Gozon was elected a director of the General Partner on February 24, 1998. He retired as Executive Vice President of Weyerhaeuser Company in 2002, an integrated forest products company, and Chairman of Norpac, a North Pacific Paper Company, a joint venture with Nippon Paper Industries, positions he had held since 1994. Mr. Gozon was formerly a director (1984 to 1993), President and Chief Operating Officer of Alco Standard Corporation, a provider of paper and office products (1988 to 1993); Executive Vice President and Chief Operating Officer (1988), President (1985 to 1987) of Paper Corporation of America. He also serves as a director of UGI Corporation, UGI Utilities, Inc., AmeriSource Bergen Corp., and Triumph Group, Inc.

Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation’s fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988 to 1997); Water Commissioner for the Philadelphia Water Department (1971 to 1988) and Managing Director for the City of Philadelphia (1983 to 1984). He also serves as a director of American Water Corporation and Woodard & Curran Engineers.
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
Mr. Stoeckel was elected a director of the General Partner on September 30, 2006. Mr. Stoeckel is currently President and Chief Executive Officer of Wawa, Inc. and also serves as Vice Chairman of the Board of Directors of Wawa, Inc. Wawa, Inc. is a multi-state retailer of food products and gasoline. He joined Wawa, Inc. in 1987 as Vice President — Human Resources and was promoted to various positions, including Chief Operating Officer, Executive Vice President, Chief Retail Officer, and Vice President — Marketing. He also serves as a director of Riddle Memorial Hospital and a trustee for Rider University.
Mr. Stratton was elected a director of the General Partner on April 25, 1995. He has been the Chairman, Chief Executive Officer and a Director of Stratton Holding Company, an investment advisory and financial consulting firm, since 1972. In addition, Mr. Stratton is a director of UGI Corporation, UGI Utilities, Inc., Stratton Multi Cap Value Fund, Inc., Stratton Monthly Dividend REIT Shares, Inc., and Stratton Small-Cap Value Fund.
Mr. Katz is Vice President — Human Resources of the General Partner (since December 1999), having served as Vice President — Corporate Development (1996 to 1999). Previously, he was Vice President — Corporate Development of UGI Corporation (1995 to 1996). Prior to joining UGI Corporation, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day, Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.
Mr. Knauss is Vice President and General Counsel of the General Partner (since October 2003) and UGI Corporation (since September 2003). He is also Corporate Secretary of the General Partner (since 1994). Prior to October 2003, Mr. Knauss served as Vice President — Law and Associate General Counsel of the General Partner (1996 to 2003). Previously he was Group Counsel — Propane (1989 to 1996) of UGI Corporation. He joined UGI Corporation as Associate Counsel in 1985. Before joining UGI Corporation, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia, Pennsylvania.

Mr. Lugar is Vice President — Supply and Logistics of the General Partner (since September 2000). Previously, he served as Director — NGL Marketing for Conoco, Inc., where he spent 20 years in increasingly responsible positions in propane marketing, operations, and supply.
Mr. Monaghan is Vice President — Sales and Marketing of the General Partner (since May 2000). Prior to joining the General Partner, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for the 10 prior years.
Mr. Sheridan is Vice President — Finance and Chief Financial Officer of the General Partner (since August 2005). From 2003 to 2005, he served as President and Chief Executive Officer of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation, a global producer of inorganic specialty chemicals.
Mr. Stanczak is Controller and Chief Accounting Officer of the General Partner (since September 2004). Previously he held the position of Director — Corporate Accounting and Reporting of UGI Corporation (2003 to 2004). Mr. Stanczak also served as Controller of the Gas Utility Division of UGI Utilities, Inc., a subsidiary of UGI Corporation, from 1991 to 2003.
Director Independence
The Board of Directors of the General Partner has determined that, other than Messrs. Bissell, Greenberg and Walsh, no director has a material relationship with the Partnership and each is an “independent director” as defined under the rules of the New York Stock Exchange.
The Board of Directors has established the following guidelines to assist it in determining director independence:
(i)
service by a director on the Board of Directors of UGI Corporation and its subsidiaries in and of itself will not be considered to result in a material relationship between such director and the Partnership;

(ii)
if a director serves as an officer, director or trustee of a non-profit organization, charitable contributions to that organization by the Partnership and its affiliates in an amount up to $250,000 per year will not be considered to result in a material relationship between such director and the Partnership;

(iii)
service by a director or his immediate family member as a non-management director of a company that does business with the Partnership or an affiliate of the Partnership will not be considered to result in a material relationship between such director and the Partnership where the business is done in the ordinary course of the Partnership’s or affiliate’s business and on substantially the same terms and conditions as would be available to similarly situated customers; and

(iv)
service by a director or his immediate family member as an executive officer or employee of a company that makes payments to, or receives payments from, the Partnership or its affiliates for property or services in an amount which, in any of the last three fiscal years, does not exceed the greater of $1 million or 2% of such other company’s consolidated gross revenues, will not be considered to result in a material relationship between such director and the Partnership.

Non-management Directors
Non-management directors meet at regularly scheduled executive sessions without management present. These sessions are led by Mr. Stratton, who currently holds the position of Presiding Director.
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
These procedures have been posted on the Partnership’s website at www.amerigas.com (click the “Investor Relations and Corporate Governance” caption, then click on Contact AmeriGas Propane, Inc. Board of Directors).

Section 16(a) — Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2006 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them except that Mr. Sheridan did not timely report on a Form 4 the purchase of 32 Common Units under a dividend reinvestment plan in August of 2006. This failure was inadvertent and the transaction was reported on a Form 5 in November of 2006.
ITEM 11. EXECUTIVE COMPENSATION
The following table shows cash and other compensation paid or accrued to the General Partner’s Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the “Named Executives”) for the last three fiscal years.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
					Awards			Payouts
				Other			Securities
				Annual	Restricted		underlying
Name and Principal	Fiscal			Compen-	Unit/Stock		Options /	LTIP	All Other
Position	Year	Salary	Bonus (1)	sation (2)	Awards (3)		SARs	Payouts (4)	Compensation (5)
Eugene V. N. Bissell,	2006	$409,625	$188,805	$1,762	$337,560	(a)	65,000	$0	$62,074
President and Chief	2005	$399,442	$306,000	$2,250	$296,000		96,000	$0	$86,164
Executive Officer	2004	$383,458	$480,602	$3,052	$420,150		104,000	$0	$95,329
Lon R. Greenberg,	2006	$920,000	$997,234	$17,172	$1,024,000	(b)	250,000	$386,558	$64,050
Chairman (6)	2005	$874,565	$1,634,000	$16,724	$1,227,000		350,000	$5,194,121	$119,346
	2004	$801,788	$1,179,856	$13,649	$1,186,500		360,000	$0	$68,344
John L. Walsh, Vice	2006	$560,000	$511,168	$0	$512,000	(b)	105,000	$23,295	$21,796
Chairman (6) (7)	2005	$261,702	$405,015	$80,136	$114,800	(c)	270,000	$0	$5,888
					$344,400	(c)
					$688,800	(c)
					$918,400	(d)
Jerry E. Sheridan, Vice	2006	$260,000	$77,279	$0	$70,325	(a)	18,000	$0	$24,228
President — Finance and	2005	$25,000	$19,890	$0	$10,629	(e)	15,000	$0	$52,245
Chief Financial Officer					$31,920	(e)
(8)					$53,211	(e)
Robert H. Knauss, Vice	2006	$275,195	$197,699	$1,988	$153,600	(b)	40,000	$0	$12,050
President and General	2005	$260,113	$255,996	$1,800	$163,600		40,000	$0	$15,953
Counsel (6)	2004	$221,960	$181,010	$1,913	$101,700		38,000	$0	$9,696
(1)
Messrs. Greenberg, Walsh and Knauss participate in the UGI Annual Bonus Plan. Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Annual Bonus Plan. Awards under both Plans are for the year reported, regardless of the year paid. Awards under both Plans are based on the achievement of business and/or financial performance objectives that support business plans and goals.

(2)	Amounts represent tax payment reimbursements benefits, except for Mr. Walsh, whose amount in 2005 represents reimbursement of relocation expenses.

(3) (a)
Effective January 1, 2006, the Board of Directors of the General Partner approved a phantom performance-contingent restricted Common Unit award (“Restricted Units”) to Messrs. Bissell and Sheridan under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan (“AmeriGas Plan”). Each Restricted Unit represents the right to receive a Common Unit of AmeriGas Partners or an amount based on the value of a Common Unit, if specified performance goals and other conditions are met. Distribution Equivalents will accumulate on the Restricted Units awarded. These Distribution Equivalents may be leveraged based on performance described below. The performance period for the award will end on December 31, 2008. If the recipient ceases to be employed by the General Partner before December 31, 2008, other than by reason of retirement, disability or death, all awards of Restricted Units and Distribution Equivalents will be forfeited. The performance requirement for the awards shown is that the Partnership’s total unitholder return (“TR”) during the relevant measurement period equals the median TR of a peer group of publicly traded limited partnerships. The actual amount of the award may be higher or lower than the original grant, or even zero, based on the Partnership’s TR percentile rank relative to that of the partnerships in the peer group. The maximum payout potential is 200% of the original award.

(b)
Effective January 1, 2006, the Board of Directors of UGI approved performance unit awards (“Performance Units”) to Messrs. Greenberg, Walsh and Knauss under the UGI Corporation 2004 Omnibus Equity Compensation Plan (“2004 Plan”). Each Performance Unit represents the right of the recipient to receive a share of UGI Common Stock (“Stock”) or an amount based on the value of a share of Stock, if specified performance goals and other conditions are met. Dividend Equivalents will accumulate on the Performance Units awarded. A Dividend Equivalent is an amount determined by multiplying the number of Performance Units credited to a recipient’s account by the per-Share cash dividend, or the per-Share fair market value of any non-cash dividend, paid by UGI on its Shares on a dividend payment date. These Dividend Equivalents will also be leveraged based on UGI’s total shareholder return (“TSR”) performance as described below and distributed when the performance period on the Performance Units ends on December 31, 2008. If the recipient ceases to be employed by UGI before the end of the performance period, other than by reason of retirement, disability or death, awards of Performance Units and Dividend Equivalents will be forfeited. The performance requirement for the awards shown is that UGI’s TSR during the relevant performance period equals the median of a peer group. The peer group is the group of companies that comprise the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI’s TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The maximum number of Shares to be issued in respect of awards of Performance Units will be the target number of Shares originally awarded. All leverage on awards of Performance Units will be paid in cash, as will Dividend Equivalents.

(c)
Effective April 1, 2005, the Board of Directors of UGI approved an award of 50,000 Performance Units under the 2004 Plan to Mr. Walsh. Dividend Equivalents will accumulate on the Performance Units awarded. The Units have separate performance measurement periods as follows: 5,000 Units — January 1, 2003 through December 31, 2005; 15,000 Units — January 1, 2004 through December 31, 2006; and 30,000 Units — January 1, 2005 through December 31, 2007. The performance requirement is the same as the TSR performance described above.

(d)
Effective April 1, 2005, the Board of Directors of UGI also approved an award of 40,000 Stock Units with Dividend Equivalents under the 2004 Plan to Mr. Walsh. Each Stock Unit represents the right of Mr. Walsh to receive a share of Stock or an amount based on the value of a share of Stock after the expiration of a restriction period. The restriction period will end on March 31, 2007. UGI expects to pay the Stock Units partially in cash, to the extent of tax withholding requirements. Accumulated Dividend Equivalents will be paid in cash. If Mr. Walsh ceases to be employed by UGI or its affiliates before the end of the applicable restriction period, other than by reason of retirement, death or disability, the Stock Units and Dividend Equivalents will be forfeited.

(e)
Effective August 15, 2005, the Board of Directors of the General Partner approved an award of 3,000 Restricted Units under the AmeriGas Plan to Mr. Sheridan. Each Restricted Unit represents the right of Mr. Sheridan to receive a Common Unit of AmeriGas Partners or an amount based on the value of a Common Unit, if specified performance goals and other conditions are met. Distribution Equivalents will accumulate on the Restricted Units awarded. The Units have separate performance measurement periods as follows: 333 Units — January 1, 2003 through December 31, 2005; 1,000 Units — January 1, 2004 through December 31, 2006; and 1,667 Units — January 1, 2005 through December 31, 2007. The performance requirement is the same as the TR performance described above in footnote 3(a).

The dollar values shown in the Restricted Unit/Stock Awards column of the table above for all years represent the aggregate value of each award on the date of grant, determined by multiplying the number of Performance Units and Stock Units (collectively, “Restricted Units/Shares”) awarded by the closing price of a Common Unit of AmeriGas Partners, or in the case of Messrs. Greenberg, Walsh and Knauss, by the closing price of UGI Common Stock, on the New York Stock Exchange on the effective dates of the respective grants. The total number of Restricted Units/Shares reflected in the table above, and the total market value of those Restricted Units/Shares as of September 30, 2006 are as follows: Mr. Bissell, 37,000 Restricted Units — market value $1,141,820; Mr. Sheridan, 5,167 Restricted Units - market value $159,454; Mr. Greenberg, 180,000 Restricted Shares — market value $4,401,000; Mr. Walsh, 110,000 Restricted Shares — market value $2,689,500; and Mr. Knauss, 21,500 Restricted Shares — market value $525,675.

(4)
Effective January 1, 2003, The Board of Directors of UGI approved awards of Performance Units to Mr. Greenberg under the UGI Corporation 2000 Stock Incentive Plan. Dividend Equivalents accumulated on the Performance Units awarded and were subject to leverage based on UGI’s TSR for the performance period established for each award. The performance period was January 1, 2003 through December 31, 2005. Mr. Walsh was granted Performance Units with the same performance period upon joining the Company in 2005. For these awards, UGI achieved a 59.5 TSR percentile ranking in its peer group (the companies in the S&P 500 Utilities Index). Accordingly, a payout in the amount of 122% of the original awards was earned. The LTIP Payout column in the Summary Compensation Table above for 2006 reflects the cash paid in respect of the leverage above 100% of the original awards of Performance Units.

Effective January 1, 2002, The Board of Directors of UGI approved three awards of restricted shares to Mr. Greenberg under the UGI Corporation 2000 Stock Incentive Plan. Dividend equivalents accumulated on the restricted shares awarded and were subject to leverage based on UGI’s TSR for the performance period established for each award. The performance periods were as follows: January 1, 2002 through December 31, 2002; January 1, 2002 through December 31, 2003; and January 1, 2002 through December 31, 2004. The restriction period for all three awards ended on December 31, 2004. UGI ranked first in TSR in its peer group (the companies in the S&P 500 Utilities Index) for each performance period. Accordingly, the maximum payout potential of 200% of the original awards was earned. The LTIP Payout column in the Summary Compensation Table above reflects the cash paid in respect of the leverage above 100% of the original awards of restricted stock.

(5)
The amounts represent contributions by the General Partner or UGI in accordance with the provisions of the AmeriGas Propane, Inc. Employee Savings Plan (the “AmeriGas Employee Savings Plan”), the UGI Utilities, Inc. Employee Savings Plan (the “UGI Employee Savings Plan”), allocations under the UGI Corporation Supplemental Executive Retirement Plan (the “UGI Executive Retirement Plan”), and/or allocations under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (the “AmeriGas Executive Retirement Plan”). During fiscal years 2006, 2005 and 2004, the following contributions were made to the Named Executives: (i) under the AmeriGas Employee Savings Plan: Mr. Bissell, $12,731, $10,606 and $9,673; (ii) under the UGI Employee Savings Plan: Mr. Greenberg, $4,725, $4,613 and $4,500; Mr. Knauss, $4,725, $4,613 and $4,500; (iii) under the UGI Executive Retirement Plan: Mr. Greenberg, $52,740, $114,733 and $63,844; Mr. Knauss, $7,227, $11,340 and $5,196 (iv) under the AmeriGas Executive Retirement Plan: Mr. Bissell, $49,343, $75,558 and $85,656. For fiscal years 2006 and 2005, UGI made contributions to Mr. Walsh of $4,725 and $941 under the UGI Employee Savings Plan and $16,988 and $4,947 under the UGI Executive Retirement Plan. For fiscal years 2006 and 2005, contributions were made to Mr. Sheridan of $1,000, and $0 under the AmeriGas Employee Savings Plan and $23,228 and $2,245 under the AmeriGas Executive Retirement Plan. Mr. Sheridan also received a hiring bonus of $50,000 when he joined the General Partner in 2005.

(6)	Compensation reported for Messrs. Greenberg, Walsh and Knauss is paid by UGI Corporation and is attributable to their respective positions with UGI.

(7)	Mr. Walsh joined the General Partner on April 1, 2005.

(8)	Mr. Sheridan joined the General Partner on August 15, 2005.

Option Exercises in Last Fiscal Year
The following table shows information on UGI stock option exercises in the last fiscal year for each of the Named Executives.

UGI Stock Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values
			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-The-Money Options
			Fiscal Year End (#)		at Fiscal Year End (1)
	Shares
	Acquired
	on
	Exercise	Value
Name	(#)	Realized (2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Eugene V. N. Bissell	0	0	136,333	163,667	$1,060,384	$771,386
Lon R. Greenberg	100,000	$1,205,872	976,666	603,334	$10,236,531	$2,816,369
John L. Walsh	0	0	90,000	285,000	$137,700	$692,250
Jerry E. Sheridan	0	0	5,000	28,000	$0	$71,460
Robert H. Knauss	0	0	62,666	79,334	$527,170	$359,430
(1)	The closing price of UGI’s Common Stock as reported on the New York Stock Exchange Composite tape on September 29, 2006 was $24.45 and is used in calculating the value of unexercised options.

(2)
Value realized is calculated based on the difference between the option exercise price and the closing market price of UGI’s Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

Option Grants in Last Fiscal Year
The following table shows information on grants of UGI stock options during fiscal year 2006 to each of the Named Executives.

Option Grants in Last Fiscal Year
					Grant Date
Individual Grants					Value
	Number of
	Securities	% of Total
	Underlying	Options Granted			Grant Date
	Options	to Employees in	Exercise		Present
Name	Granted	Fiscal Year (1)	or Base Price	Expiration Date	Value (2)
Eugene V. N. Bissell	65,000	5.96%	$20.48	12/31/2015	$241,800
Lon R. Greenberg	250,000	22.91%	$20.48	12/31/2015	$930,000
John L. Walsh	105,000	9.62%	$20.48	12/31/2015	$390,600
Jerry E. Sheridan	18,000	1.65%	$20.48	12/31/2015	$66,960
Robert H. Knauss	40,000	3.67%	$20.48	12/31/2015	$148,800

(1)
A total of 1,091,100 options were granted to employees and executive officers of UGI and its subsidiaries, including the General Partner, during fiscal year 2006 under the UGI 2004 Omnibus Equity Compensation Plan. Under this Plan, the option exercise price is not less than 100% of the fair market value of UGI’s Common Stock on the effective date of the grant. These options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by UGI or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s Common Stock.

(2)	Based on the Black-Scholes options pricing model, the assumptions used in calculating the grant date present value for all executives are as follows:

•	Three years of closing monthly stock price and dividend observations were used to calculate the stock volatility and dividend yield assumptions.
•	Stock volatility	18.14%
•	Stock’s dividend yield	3.39%
•	Length of option term	10 years
•	Annualized risk-free interest rate	4.51%
•	Discount for risk of forfeiture	3 % per year
All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.
Retirement Benefits
The following Pension Plan Benefits Table shows the annual benefits payable upon retirement to Messrs. Greenberg, Knauss and Walsh under the Retirement Income Plan for Employees of UGI Utilities, Inc. (the “Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2006 at age 65, and that the aggregate benefits are not subject to statutory maximums. The UGI Corporation Supplemental Executive Retirement Plan provides for a lump sum payment at retirement equal to the present value of the annual benefits shown in the table, to the extent these annual benefits are calculated using amounts in excess of the statutory maximums applicable to UGI’s qualified defined benefit Retirement Plan. At September 30, 2006, Mr. Greenberg had 26 years of credited service, Mr. Knauss had 19 years and Mr. Walsh had 1 year of credited service under these plans. Mr. Bissell has vested annual retirement benefits of approximately $3,300, based on prior credited service with UGI and its subsidiaries. Mr. Bissell does not currently participate in the Retirement Plan. Mr. Sheridan does not participate in the Retirement Plan.

Pension Plan Benefits Table
Annual Plan Benefit for Years Credited Service Shown (2)
Final 5-Year
Average Annual	5	10	15	20	25	30	35	40
Earnings (1)	Years	Years	Years	Years	Years	Years	Years	Years (3)
$200,000	$19,000	$38,000	$57,000	$76,000	$95,000	$114,000	$133,000	$136,800
$400,000	$38,000	$76,000	$114,000	$152,000	$190,000	$228,000	$266,000	$273,600
$600,000	$57,000	$114,000	$171,000	$228,000	$285,000	$342,000	$399,000	$410,400
$800,000	$76,000	$152,000	$228,000	$304,000	$380,000	$456,000	$532,000	$547,200
$1,000,000	$95,000	$190,000	$285,000	$380,000	$475,000	$570,000	$665,000	$684,000
$1,200,000	$114,000	$228,000	$342,000	$456,000	$570,000	$684,000	$798,000	$820,800
$1,400,000	$133,000	$266,000	$399,000	$532,000	$665,000	$798,000	$931,000	$957,600
$1,600,000	$152,000	$304,000	$456,000	$608,000	$760,000	$912,000	$1,064,000	$1,094,400
$1,800,000	$171,000	$342,000	$513,000	$684,000	$855,000	$1,026,000	$1,197,000	$1,231,200
$2,000,000	$190,000	$380,000	$570,000	$760,000	$950,000	$1,140,000	$1,330,000	$1,368,000
$2,200,000	$209,000	$418,000	$627,000	$836,000	$1,045,000	$1,254,000	$1,463,000	$1,504,800
$2,400,000	$228,000	$456,000	$684,000	$912,000	$1,140,000	$1,368,000	$1,596,000	$1,641,600
$2,600,000	$247,000	$494,000	$741,000	$988,000	$1,235,000	$1,482,000	$1,729,000	$1,778,400
$2,800,000	$266,000	$532,000	$798,000	$1,064,000	$1,330,000	$1,596,000	$1,862,000	$1,915,200
$3,000,000	$285,000	$570,000	$855,000	$1,140,000	$1,425,000	$1,710,000	$1,995,000	$2,052,000
$3,200,000	$304,000	$608,000	$912,000	$1,216,000	$1,520,000	$1,824,000	$2,128,000	$2,188,800
$3,400,000	$323,000	$646,000	$969,000	$1,292,000	$1,615,000	$1,938,000	$2,261,000	$2,325,600
$3,600,000	$342,000	$684,000	$1,026,000	$1,368,000	$1,710,000	$2,052,000	$2,394,000	$2,462,400
$3,800,000	$361,000	$722,000	$1,083,000	$1,444,000	$1,805,000	$2,166,000	$2,527,000	$2,599,200
$4,000,000	$380,000	$760,000	$1,140,000	$1,520,000	$1,900,000	$2,280,000	$2,660,000	$2,736,000
(1)	Consists of (i) base salary, commissions and cash payments under the Annual Bonus Plan, and (ii) deferrals thereof permitted under the Code.

(2)
Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant’s final 12-months’ earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan benefit is not subject to Social Security offset.

(3)	The maximum benefit under the Retirement Plan and the UGI Supplemental Executive Retirement Plan is equal to 60% of a participant’s highest consecutive 12 months’ earnings during the last 120 months.
Severance Pay Plan for Senior Executive Employees
Named Executives Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the “UGI Severance Plan”) assists certain senior level employees of UGI, including Messrs. Greenberg, Walsh and Knauss, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive’s death or disability.

The UGI Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service. In the case of Mr. Greenberg, the time period is 30 months; for Mr. Walsh, the time period is from 12 months to 24 months. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant’s entire bonus was contingent on meeting the applicable financial performance goal.
Certain employee benefits are continued under the Plan for a period of up to 18 months (30 months in the case of Mr. Greenberg and 24 months in the case of Mr. Walsh). The UGI Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive tax preparation services for their final year of employment under the UGI Severance Plan. UGI has the option to pay a participant the cash equivalent of those employee benefits. Provided that the participant is eligible to retire, all payments under the Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
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
Named Executives Employed by AmeriGas Propane. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the “AmeriGas Severance Plan”) assists certain senior level employees of the General Partner including Messrs. Bissell and Sheridan in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive’s death or disability.
The AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for 6 months (12 months in the case of Mr. Bissell). In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant’s entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day’s pay per month of service, not to exceed 12 months’ compensation. The Plan provides for a minimum payment ranging from 6 to 12 months’ base salary, depending on the executive’s employment grade.

Certain employee benefits are continued under the Plan for a period not exceeding 18 months (24 months in the case of Mr. Bissell). The AmeriGas Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive tax preparation services for their final year of employment under the AmeriGas Severance Plan. The General Partner has the option to pay a participant the cash equivalent of those employee benefits. Provided that the participant is eligible to retire, all payments under the AmeriGas Severance Plan can be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
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
Change of Control Arrangements
Named Executives Employed By UGI Corporation. Messrs. Greenberg, Walsh and Knauss (the “UGI Named Executives”) each have an agreement with UGI Corporation which provides certain benefits in the event of a change of control. The agreements are automatically extended for one-year terms, beginning in 2008 unless, prior to a change of control, UGI terminates an agreement. In the absence of a change of control or termination by the Company, each agreement will terminate when, for any reason, the executive terminates his or her employment with UGI.
A change of control is generally deemed to occur if: (i) any person (other than the executive, his or her affiliates and associates, UGI or any of its subsidiaries, any employee benefit plan of UGI or any of its subsidiaries, or any person or entity organized, appointed, or established by UGI or its subsidiaries for or pursuant to the terms of any such employee benefit plan), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (x) the then outstanding shares of Common Stock of UGI or (y) the combined voting power of UGI’s then outstanding voting securities; (ii) individuals who at the beginning of any 24-month period constitute the Board of Directors (the “Incumbent Board”) and any new director whose election by the Board, or nomination for election by UGI’s shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority thereof; (iii) UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50% of the outstanding Common Stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction; or (iv) UGI is liquidated or dissolved.

Severance benefits are payable under the agreements if there is a termination of the executive’s employment without cause at any time within two years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of UGI to comply with and satisfy any of the terms of the agreement; or a substantial relocation or excessive travel requirements.
Any UGI Named Executive who is terminated with rights to severance compensation under a change in control agreement will receive a specified multiple of three times his or her base salary and annual bonus. In addition, health and welfare benefits and supplemental executive retirement plan benefits (or cash in lieu of benefits) will be provided for three years. The change in control agreements provide a “conditional gross-up” for excise and related taxes in the event the severance compensation and other payments to an executive would constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “IRC”). UGI will provide the tax gross-up if the aggregate parachute value of all severance and other change in control payments to the executive is greater than 110% of the maximum amount that may be paid under Section 280G of the IRC without imposition of an excise tax. If the parachute value of an executive’s payments does not exceed the 110% threshold, the executive’s payments under the change in control agreement will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.”
Named Executives Employed by the General Partner. Messrs. Bissell and Sheridan (the “AmeriGas Named Executives”), each have an agreement with the General Partner that provides certain benefits in the event of a change of control. The agreements are automatically extended for one-year terms beginning in 2008 unless, prior to a change of control; the General Partner terminates an agreement. In the absence of a change of control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner.
A change of control is generally deemed to occur if: (i) a change of control of UGI, as defined above, occurs, (ii) the General Partner, AmeriGas Partners or AmeriGas OLP is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation or partnership in a transaction in which the former shareholders of the General Partner, or former limited partners, as the case may be, do not own more than 50% of the outstanding Common Stock and combined voting power, or the outstanding Common Units of such partnership, after the transaction, (iii) the General Partner, AmeriGas Partners or AmeriGas OLP is liquidated or dissolved, (iv) UGI and its subsidiaries fail to own more than fifty percent of the general partnership interests of AmeriGas Partners or AmeriGas OLP, (v) UGI and its subsidiaries fail to own more than fifty percent of the combined voting power of the General Partner’s then outstanding voting securities, or (vi) AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners by vote of the limited partners, or AmeriGas Propane, Inc. is removed as the general partner of AmeriGas Partners or AmeriGas OLP as a result of judicial or administrative proceedings.
Severance benefits are payable under the agreements if there is a termination of the executive’s employment without cause at any time within two years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain situations, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of the General Partner to comply with any of the terms of the agreement; or a substantial relocation or excessive travel requirements.

Any AmeriGas executive officer who is terminated with rights to severance compensation under a change in control agreement will receive a specified multiple of one to three times his or her base salary and annual bonus (three times in the case of Mr. Bissell and two times in the case of Mr. Sheridan). In addition, health and welfare benefits and supplemental executive retirement plan benefits (or cash in lieu of benefits) will be provided for up to three years. The change in control agreements provide a “conditional gross-up” for excise and related taxes in the event the severance compensation and other payments to an executive would constitute “excess parachute payments,” as defined in Section 280G of the IRC. The General Partner will provide the tax gross-up if the aggregate parachute value of all severance and other change in control payments to the executive is greater than 110% of the maximum amount that may be paid under Section 280G of the IRC without imposition of an excise tax. If the parachute value of an executive’s payments does not exceed the 110% threshold, the executive’s payments under the change in control agreement will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.”
Board of Directors
Officers of the General Partner receive no additional compensation for service on the Board of Directors or on any Committee of the Board. The applicable annual retainers for fiscal year 2006 were as follows:

Annual retainer for non- management directors	$55,000

Additional annual retainer for Audit Committee members (other than the Chairman)	$10,000

Additional annual retainer for Audit Committee Chairman	$15,000
The Directors are also offered employee rates on propane purchases. The General Partner reimburses directors for expenses incurred by them (such as travel expenses) in serving on the Board and Committees. The General Partner determines all expenses allocable to the Partnership, including expenses allocable to the services of directors.
Compensation/Pension Committee
The members of the General Partner’s Compensation/Pension Committee are Richard C. Gozon (Chairman), Stephen D. Ban and William J. Marrazzo.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners
The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5% of the Partnership’s voting securities representing limited partner interests as of November 1, 2006. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

		Amount and
		Nature of
		Beneficial
	Name and Address (1)	Ownership of		Percent
Title of Class	of Beneficial Owner	Partnership Units		of Class
Common Units	UGI Corporation	24,525,004	(2)	43%
	AmeriGas, Inc.	24,525,004	(3)	43%
	AmeriGas Propane, Inc.	24,525,004	(4)	43%
	Petrolane Incorporated	7,839,911	(4)	14%
(1)
The address of each of UGI and AmeriGas Propane, Inc. is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated is 100 Kachel Boulevard, Green Hills Corporate Center, Reading, PA 19607.

(2)	Based on the number of units held by its indirect, wholly-owned subsidiaries, Petrolane Incorporated (“Petrolane”) and AmeriGas Propane, Inc.

(3)	Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4)
AmeriGas Propane, Inc.’s beneficial ownership includes 7,839,911 Common Units held by its subsidiary, Petrolane. Beneficial ownership of those Common Units is shared with UGI Corporation and AmeriGas, Inc.

Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner
The table below sets forth as of October 1, 2006 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns more than 1% of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1% of the Partnership’s outstanding Common Units.

	Amount and Nature of
Name of	Beneficial Ownership of
Beneficial Owner	Partnership Common Units (1)
Lon R. Greenberg	2,000
John L. Walsh	0
Stephen D. Ban	0
Richard C. Gozon	5,000
James W. Stratton	1,000	(2)
Gregory A. Pratt	0
William J. Marrazzo	500	(3)
Eugene V. N. Bissell	22,273	(4)
Robert H. Knauss	13,108
Jerry E. Sheridan	3,388	(5)
Howard B. Stoeckel	0
Directors and executive officers as a group (15 persons)	61,692
(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Stratton’s Units are held jointly with his spouse.

(3)	Mr. Marrazzo’s Units are held jointly with his spouse.

(4)	Mr. Bissell’s Units are held jointly with his spouse.

(5)	Mr. Sheridan’s Units are held jointly with his spouse.

The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2006, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.5% of UGI’s Common Stock. All other directors, Named Executives and executive officers own 1% of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 1,588,134 shares subject to exercisable options), represents approximately 2.5% of UGI’s outstanding shares.

	Number of UGI Shares
	and Nature of
	Beneficial Ownership	Number of
Name of	Excluding	Exercisable UGI
Beneficial Owner	UGI Stock Options (1)	Stock Options	Total
Lon R. Greenberg	638,177(2)	976,666	1,614,783
John L. Walsh	29,280(3)	90,000	119,280
Stephen D. Ban	59,670(4)	49,500	109,170
Richard C. Gozon	101,426(4)	75,900	177,326
James W. Stratton	77,381(4)(5)	75,900	153,281
Gregory A. Pratt	0	0	0
William J. Marrazzo	0	0	0
Howard B. Stoeckel	0	0	0
Eugene V. N. Bissell	66,380(6)	136,333	202,713
Robert H. Knauss	22,512	62,667	85,179
Jerry E. Sheridan	2,547(7)	5,000	7,547
Directors and executive officers as a group (15 persons)	1,037,387	1,588,134	2,625,521
(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Greenberg holds 315,360 shares jointly with his spouse and 20,611 shares are represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(3)	Mr. Walsh holds these shares jointly with his spouse.

(4)
Included in the number of shares shown are Stock Units (“Units”) acquired through the UGI Corporation 1997 Directors’ Equity Compensation Plan and the 2004 Omnibus Equity Compensation Plan. Effective January 1, 2004, the Directors’ Equity Compensation Plan was merged into the 2004 Plan. Each Unit will be in the form of shares of UGI Common Stock (65%) and cash (35%) and paid out to directors upon their retirement or termination of service. The number of Units included for the directors is as follows: Messrs. Ban 43,174, Gozon 74,818 and Stratton 55,773.

(5)	Mr. Stratton holds 21,608 shares jointly with his spouse.

(6)	Mr. Bissell holds these shares jointly with his spouse.

(7)	Mr. Sheridan holds these shares jointly with his spouse.

Equity Compensation Plan Information
The following table sets forth information as of the end of the Partnership’s 2006 fiscal year with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	113,517	0	497,722
Equity compensation plans not approved by security holders	0	0	0
Total	113,517	0	497,722
(1)
The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees were approved pursuant to Section 6.4 of the Partnership Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For fiscal year 2006, these costs totaled approximately $313.6 million.
During fiscal year 2006, the Operating Partnership had a revolving line of credit up to a maximum of $20 million from the General Partner available until October 15, 2008, the termination date of the Revolving Credit Facility. The commitment fees for this line of credit were computed on the same basis as the facility fees under the Revolving Credit Facility, and totaled $11,829 and $70,971 in fiscal years 2006 and 2005, respectively. See Note 6 to the Partnership’s Consolidated Financial Statements, which are filed as an exhibit to this report. The General Partner terminated this line of credit effective November 30, 2005.

The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $500,000 per occurrence and, in the aggregate, $500,000 in excess of the deductible, and stop loss medical coverage. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under “Business—Trade Names; Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. In fiscal year 2006, the Partnership paid UGI and its affiliates, including the General Partner, approximately $13.0 million for the services and expense reimbursements referred to in this paragraph.
Prior to selling its 50% in Atlantic Energy, Inc. (“Atlantic Energy”) in November 2004, the Partnership purchased propane on behalf of Atlantic Energy. Atlantic Energy reimbursed AmeriGas OLP for its purchases as Atlantic Energy sold such propane to third parties or to the Partnership itself. The total dollar value of propane purchased on behalf of Atlantic Energy was $2.4 million in fiscal year 2005. No propane was purchased on Atlantic Energy’s behalf during fiscal year 2006. In conjunction with the Partnership’s sale of its ownership interest in Atlantic Energy, UGI Asset Management, Inc. (“UGI Asset Management”), an affiliate of the General Partner, and AmeriGas OLP entered into a Product Sales Agreement, effective April 1, 2005, whereby UGI Asset Management has agreed to sell and AmeriGas OLP has agreed to purchase a minimum of 25 million gallons of propane annually at the Atlantic Energy terminal in Chesapeake, Virginia. Purchases of propane by AmeriGas OLP from Atlantic Energy during fiscal years 2006 and 2005 totaled $37.3 million and $27.8 million, respectively.
The Partnership sold propane to certain affiliates of UGI. Such amounts were not material during fiscal year 2006. The highest amount due from affiliates of the Partnership during fiscal year 2006 and at November 1, 2006 was $2.0 million.
Prior to November 2004, AmeriGas OLP also provided other services to Atlantic Energy including marketing, billing, accounting, insurance and other administrative services and was reimbursed for the related costs. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses by, or distributed the proceeds of any gains to, Atlantic Energy. There was no amount due from Atlantic Energy during fiscal year 2006. The highest amount due from Atlantic Energy during fiscal year 2005 was $2.4 million. See Note 12 to the Partnership’s Consolidated Financial Statements.
The wife of William J. Stanczak, Controller and Chief Accounting Officer of the General Partner, is employed by the General Partner, as well. The salary range for her grade level is $66,800 – $100,200 per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accountants, in fiscal years 2006 and 2005 were as follows:

	2006	2005
Audit Fees[1]	$1,311,595	$1,634,000
Audit-Related Fees	- 0 -	- 0 -
Tax Fees[2]	478,795	555,334
All Other Fees	- 0 -	- 0 -

Total Fees for Services Provided	$1,790,390	$2,189,334

1 Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership, (ii) the audit of management’s assessment of the effectiveness of internal control over financial statements, (iii) subsidiary audits, (iv) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (v) services that only the independent public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.
2 Tax Fees were for (i) the preparation of Substitute Schedule K-1 forms for unitholders of the Partnership, and (ii) tax planning and advice.
In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under “Tax Fees” is compatible with PricewaterhouseCoopers LLP’s independence. The Committee concluded that the independent auditor is independent from the Partnership and its management.
Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Partnership’s independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving all audit and permissible non-audit services provided by the independent accountants.
Prior to engagement of the Partnership’s independent accountants for the next year’s audit, management submits a list of services and related fees expected to be rendered during that year within each of the four categories of services noted above to the Audit Committee for approval.
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

(3) List of Exhibits:
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21

2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22

3.1	Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 8-K (12/1/04)	3.1

3.1(a)	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

3.2	Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

4	Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.1	Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004 referred to in 3.1 above

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.2	Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.3	Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

4.4	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

4.5	Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated as of July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

10.1	Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities, Inc. and Credit Suisse First Securities (USA) LLC, as Co- Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

*10.2	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006

*10.3	Release of Liens and Termination of Security Documents dated November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995

10.4**	AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, as amended December 6, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	10.4

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.5**	Description of AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, amended July 24, 2006	AmeriGas Partners, L.P.	Form 10-Q (6/30/06)	10.1

10.6**	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees	AmeriGas Partners, L.P.	Form 10-K (9/30/02)	10.2

10.7**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended December 15, 2003 (“AmeriGas 2000 Plan”)	AmeriGas Partners, L.P.	Form 10-Q (6/30/04)	10.2

10.8**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.10

10.9	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.10	Trademark License Agreement dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.11	Stock Purchase Agreement dated May 27, 1989, as amended and restated July 31, 1989, between Texas Eastern Corporation and QFB Partners	Petrolane Incorporated/AmeriGas, Inc.	Registration on Form S-1 (No. 33-69450)	10.16	(a)

10.12**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.17

10.13**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended on December 7, 2004 — Terms and Conditions as amended December 6, 2005	UGI Corporation	Form 8-K (12/6/05)	10.10

10.14**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.14

10.15**	UGI Corporation 2004 Omnibus Equity Compensation Plan AmeriGas Employees Stock Option Grant Letter dated as of January 1, 2006	UGI Corporation	Form 8-K (12/6/05)	10.6

10.16**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI Corporation	Form 8-K (12/6/05)	10.4

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.17**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI Corporation	Form 10-K (9/30/06)	10.7

10.18**	UGI Corporation Annual Bonus Plan dated March 8, 1996	UGI Corporation	Form 10-Q (6/30/96)	10.4

10.19**	AmeriGas Propane, Inc. Annual Bonus Plan effective October 1, 1998	AmeriGas Partners, L.P.	Form 10-K (9/30/99)	10.17

*10.20**	AmeriGas 2000 Plan Restricted Unit Grant Letter dated as of January 1, 2006

10.21**	UGI Corporation Senior Executive Employee Severance Pay Plan as amended December 7, 2004	UGI Corporation	Form 10-K (9/30/04)	10.12

10.22**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter	UGI Corporation	Form 8-K (12/6/05)	10.9

10.23**	UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.38

10.24**	UGI Corporation 1992 Non-Qualified Stock Option Plan, Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.39

10.25**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, Amended and Restated as of March 1, 2005	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.1

10.26**	Description of AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, amended July 24, 2006	AmeriGas Partners, L.P.	Form 10-Q (6/30/06)	10.2

10.27**	UGI Corporation Supplemental Executive Retirement Plan Amended and Restated effective October 1, 1996	UGI Corporation	Form 10-Q (6/30/98)	10

10.28**	Description of July 25, 2006 Amendment to the UGI Corporation Supplemental Executive Retirement Plan	UGI Corporation	Form 10-Q (6/30/06)	10.2

10.29**	Description of oral employment at-will arrangement for Messrs. Greenberg and Walsh	UGI Corporation	Form 10-K (9/30/05)	10.30

10.30**	Description of oral employment at-will arrangements for Messrs. Bissell, Knauss and Sheridan	AmeriGas Partners, L.P.	Form 10-K (9/30/05)	10.30

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.31**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Messrs. Bissell, and Knauss	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.32**	Confidentiality and Post-Employment Activities Agreement between AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., and Mr. Sheridan	AmeriGas Partners, L.P.	Form 8-K (8/15/05)	10.1

10.33**	Form of Change in Control Agreement for Messrs. Greenberg and Walsh	UGI Corporation	Form 8-K (12/6/05)	10.1

10.34**	Form of Change in Control Agreement for Messrs. Bissell, Knauss and Sheridan	AmeriGas Partners, L.P.	Form 8-K (12/5/05)	10.1

10.35	Purchase Agreement by and among Columbia Energy Group, Columbia Propane Corporation, CP Holdings, Inc., Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. dated as of January 30, 2001 and amended and restated August 7, 2001	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

10.36	Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

10.37	Capital Contribution Agreement dated as of August 21, 2001 by and between Columbia Propane, L.P. and AmeriGas Propane, L.P. acknowledged and agreed to by CP Holdings, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/21/01)	10.2

10.38	Promissory Note by National Propane L.P., a Delaware limited partnership in favor of Columbia Propane Corporation dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.39

10.39	Loan Agreement dated July 19, 1999, between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.40

10.40	First Amendment dated August 21, 2001 to Loan Agreement dated July 19, 1999 between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.41

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.41	Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

10.42	Keep Well Agreement by and between AmeriGas Propane, L.P. and Columbia Propane Corporation dated August 21, 2001	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.46

*10.43**	Summary of Director Compensation

*13	Pages 10 through 26 of the 2006 Annual Report to Unitholders

14	Code of Ethics for principal executive, financial and accounting officers	AmeriGas Partners, L.P.	Form 10-K (9/30/03)	14

*21	Subsidiaries of AmeriGas Partners, L.P.

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification by the Chief Executive Officer relating to the Registrants’ Report on Form 10-K for the year ended September 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrants’ Report on Form 10-K for the year ended September 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants’ Report on Form 10-K for the fiscal year ended September 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

	By:	AmeriGas Propane, Inc.,
Its General Partner

Date: December 4, 2006	By:	/s/ Jerry E. Sheridan

Jerry E. Sheridan
Vice President — Finance
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 4, 2006, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Eugene V. N. Bissell Eugene V. N. Bissell	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Lon R. Greenberg	Chairman and Director

Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director

John L. Walsh

/s/ Jerry E. Sheridan Jerry E. Sheridan	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Stanczak William J. Stanczak	Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 4, 2006, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Stephen D. Ban	Director

Stephen D. Ban

/s/ Richard C. Gozon	Director

Richard C. Gozon

/s/ William J. Marrazzo	Director

William J. Marrazzo

/s/ Gregory A. Pratt	Director

Gregory A. Pratt

/s/ Howard B. Stoeckel	Director

Howard B. Stoeckel

/s/ James W. Stratton	Director

James W. Stratton

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON
FORM 10-K FOR THE FISCAL
YEAR ENDED SEPTEMBER 30, 2006

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (continued)
The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated December 8, 2006, and Management’s Report on Internal Control over Financial Reporting listed in the following index, are included in AmeriGas Partners’ 2006 Annual Report to Unitholders and are incorporated herein by reference. With the exception of the pages listed in this index and information incorporated in Items 5, 8 and 9A(b), the 2006 Annual Report to Unitholders is not to be deemed filed as part of this Report.

		Annual Report
	Form 10-K	to Unitholders
	(page)	(page)

AmeriGas Partners, L.P. and Subsidiaries

Management’s Report on Internal Control over Financial Reporting	Exhibit 13	26

Financial Statements:

Report of Independent Registered Public Accounting Firm	Exhibit 13	25

Consolidated Balance Sheets as of September 30, 2006 and 2005	Exhibit 13	10

Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004	Exhibit 13	11

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004	Exhibit 13	12

Consolidated Statements of Partners’ Capital for the years ended September 30, 2006, 2005 and 2004	Exhibit 13	13

Notes to Consolidated Financial Statements	Exhibit 13	14-24

Supplementary Data (unaudited):
Quarterly Data for the years ended September 30, 2006 and 2005	Exhibit 13	24

Financial Statements Schedules:

I - Condensed Financial Information of Registrant (Parent Company)	S-1 to S-3

II - Valuation and Qualifying Accounts	S-4 to S-5

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	S-6

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (continued)
We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash	$1,484	$8,806

Total current assets	1,484	8,806
Investment in AmeriGas Propane, L.P.	1,017,959	833,289
Other assets	10,649	4,921

Total assets	$1,030,092	$847,016

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other liabilities	$8,078	$4,032
Accrued interest	20,496	15,695

Total current liabilities	28,574	19,727
Long-term debt	779,863	489,872
Commitments and contingencies
Partners’ capital:
Common unitholders	250,637	289,396
General partner	2,532	2,920
Accumulated other comprehensive income (loss)	(31,514)	45,101

Total partners’ capital	221,655	337,417

Total liabilities and partners’ capital	$1,030,092	$847,016

Commitments and Contingencies:
The only scheduled principal repayment of long-term debt during the next five fiscal years ending September 30 is $14,640 due May 2011.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2006	2005	2004
Operating (income) expenses, net	$151	$42	$(256)
Loss on extinguishments of debt	(2,702)	(33,602)	—
Interest expense	(51,648)	(39,834)	(39,639)

Loss before income taxes	(54,199)	(73,394)	(39,895)
Income tax expense	40	60	66

Loss before equity in income of AmeriGas Propane, L.P.	(54,239)	(73,454)	(39,961)
Equity in income of AmeriGas Propane, L.P.	145,397	134,299	131,815

Net income	$91,158	$60,845	$91,854

General partner’s interest in net income	$912	$608	$919

Limited partners’ interest in net income	$90,246	$60,237	$90,935

Income per limited partner unit — basic and diluted:	$1.59	$1.10	$1.71

Average limited partner units outstanding — basic (thousands)	56,797	54,602	53,097

Average limited partner units outstanding — diluted (thousands)	56,835	54,655	53,172

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2006	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$121,814	$90,307	$117,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to AmeriGas Propane, L.P.	(282,207)	(73,415)	(82,493)

Net cash used by investing activities	(282,207)	(73,415)	(82,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(130,805)	(122,186)	(117,538)
Issuance of long-term debt	343,875	410,550	30,135
Repayments of long-term debt	(60,000)	(373,360)	—
Proceeds from issuance of Common Units	—	72,675	51,197
Capital contribution from General Partner	1	734	517

Net cash provided (used) by financing activities	153,071	(11,587)	(35,689)

(Decrease) increase in cash and cash equivalents	$(7,322)	$5,305	$(757)

CASH AND CASH EQUIVALENTS:
End of year	$1,484	$8,806	$3,501
Beginning of year	8,806	3,501	4,258

(Decrease) increase	$(7,322)	$5,305	$(757)

(a)	Includes distributions received from AmeriGas Propane, L.P. of $171,510, $161,058, and $155,488, for the years ended September 30, 2006, 2005 and 2004, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year
Year Ended September 30, 2006
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$13,143	$10,768	$(9,451	)(1)	$14,460

Other reserves:
Self-insured property and casualty liability	$60,620	$11,856	$(13,926	)(2)	$58,550

Insured property and casualty liability	$377	$—	$—		$377

Environmental, litigation and other	$8,303	$5,140	$(528	)(2)	$12,680

			(235	)(3)

Year Ended September 30, 2005
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$11,964	$11,591	$(10,412	)(1)	$13,143

Other reserves:
Self-insured property and casualty liability	$53,172	$23,486	$(16,038	)(2)	$60,620

Insured property and casualty liability	$627	$(250)	$—		$377

Environmental, litigation and other	$10,888	$744	$(4,249	)(2)	$8,303

			920	(3)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year
Year Ended September 30, 2004
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$9,192	$9,772	$(8,819	)(1)	$11,964

			1,819	(4)
Other reserves:
Self-insured property and casualty liability	$45,856	$22,166	$(15,585	)(2)	$53,172

			735	(3)
Insured property and casualty liability	$627	$—	$—		$627

Environmental, litigation and other	$12,358	$1,730	$(3,325	)(2)	$10,888

			125	(3)
(1)	Uncollectible accounts written off, net of recoveries.

(2)	Payments, net of any refunds

(3)	Other adjustments, primarily reclassifications

(4)	Acquisitions

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors
of AmeriGas Partners, L.P.
and the Board of Directors of AmeriGas Propane Inc.:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 8, 2006 appearing in the 2006 Annual Report to Unitholders of AmeriGas Partners, L.P. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 8, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.2	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006

10.3	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995

10.20	AmeriGas 2000 Plan Restricted Unit Grant Letter dated as of January 1, 2006

10.43	Summary of Director Compensation

13	Pages 10 through 26 of the 2006 Annual Report to Unitholders

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act