Form 10-Q
period 2006-12-31
AMERIGAS PARTNERS LP
filed 2007-02-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐     No ☑
At January 31, 2007, there were 56,822,497 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

PAGES
Part I Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2006, September 30, 2006 and December 31, 2005	1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005	3

Condensed Consolidated Statement of Partners' Capital for the three months ended December 31, 2006	4

Notes to Condensed Consolidated Financial Statements	5 - 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14 - 15

Item 4. Controls and Procedures	15

Part II Other Information

Item 1A. Risk Factors	16

Item 6. Exhibits	16 - 17

Signatures	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32
 -i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31,	September 30,	December 31,
	2006	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,166	$84,775	$33,070
Accounts receivable (less allowances for doubtful accounts of $15,169, $14,460 and $14,658, respectively)	237,486	171,091	278,920
Accounts receivable — related parties	4,107	3,104	2,943
Inventories	111,994	99,836	112,907
Derivative financial instruments	5	12	15,543
Prepaid expenses and other current assets	9,530	9,391	13,403

Total current assets	390,288	368,209	456,786
Property, plant and equipment (less accumulated depreciation and amortization of $637,920, $622,684 and $584,516, respectively)	582,670	580,592	584,810
Goodwill	619,938	619,938	619,052
Intangible assets (less accumulated amortization of $26,172, $25,216 and $21,871, respectively)	24,728	25,608	28,332
Other assets	16,872	17,420	13,819

Total assets	$1,634,496	$1,611,767	$1,702,799

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1,635	$1,825	$152,838
Accounts payable — trade	192,544	143,528	221,321
Accounts payable — related parties	4,193	3,530	7,822
Customer deposits and advances	77,039	103,329	72,067
Employee compensation and benefits accrued	17,657	28,279	22,153
Interest accrued	12,233	23,373	15,922
Derivative financial instruments	25,086	25,778	7,974
Other current liabilities	49,100	50,514	47,873

Total current liabilities	379,487	380,156	547,970
Long-term debt	931,644	931,921	759,791
Other noncurrent liabilities	69,908	67,739	63,717
Commitments and contingencies (note 3) Minority interests	10,545	10,448	8,404
Partners’ capital	242,912	221,503	322,917

Total liabilities and partners’ capital	$1,634,496	$1,611,767	$1,702,799

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit)

	Three Months Ended
	December 31,
	2006	2005
Revenues:
Propane	$569,924	$588,357
Other	46,667	41,867

	616,591	630,224

Costs and expenses:
Cost of sales — propane	370,995	391,974
Cost of sales — other	17,711	15,815
Operating and administrative expenses	138,450	133,438
Depreciation and amortization	18,567	18,253
Other income, net	(4,392)	(3,921)

	541,331	555,559

Operating income	75,260	74,665
Interest expense	(17,973)	(18,919)

Income before income taxes and minority interests	57,287	55,746
Income tax expense	(911)	(51)
Minority interests	(736)	(682)

Net income	$55,640	$55,013

General partner’s interest in net income	$5,842	$5,536

Limited partners’ interest in net income	$49,798	$49,477

Net income per limited partner unit — basic and diluted	$0.88	$0.87

Average limited partner units outstanding (thousands):
Basic	56,806	56,797

Diluted	56,846	56,840

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,640	$55,013
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	18,567	18,253
Other, net	1,634	2,536
Net change in:
Accounts receivable	(69,444)	(121,381)
Inventories	(12,149)	(22,159)
Accounts payable	48,675	89,723
Other current assets and liabilities	(47,071)	(38,605)

Net cash used by operating activities	(4,148)	(16,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(21,536)	(18,084)
Proceeds from disposals of assets	2,208	2,217
Acquisitions of businesses, net of cash acquired	(146)	(551)

Net cash used by investing activities	(19,474)	(16,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(33,280)	(32,128)
Minority interest activity	(624)	(502)
Issuance of long-term debt	70	—
Repayment of long-term debt	(417)	(571)
Proceeds from issuance of Common Units	261	146
Capital contribution from the General Partner	3	1

Net cash used by financing activities	(33,987)	(33,054)

Cash and cash equivalents decrease	$(57,609)	$(66,092)

CASH AND CASH EQUIVALENTS:
End of period	$27,166	$33,070
Beginning of period	84,775	99,162

Decrease	$(57,609)	$(66,092)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited)
(Thousands, except unit data)

				Accumulated
	Number of			other	Total
	Common		General	comprehensive	partners’
	Units	Common	partner	loss	capital
Balance September 30, 2006	56,797,105	$250,493	$2,525	$(31,515)	$221,503
Net income		49,798	5,842		55,640
Net losses on derivative instruments				(12,125)	(12,125)
Reclassification of net losses on derivative instruments				10,851	10,851

Comprehensive income		49,798	5,842	(1,274)	54,366
Distributions		(32,947)	(333)		(33,280)
Unit based compensation expense		59	—		59
Common Units issued in connection with incentive compensation plan	8,500	261	3		264

Balance December 31, 2006	56,805,605	$267,664	$8,037	$(32,789)	$242,912

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2006 (“2006 Annual Report”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Net Income Per Unit. Net income per unit is computed by dividing net income, after deducting the General Partner’s interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding. This interest is calculated in accordance with the provisions in the Partnership Agreement governing cash distributions. The percentage of cash distributions to the General Partner increases after certain target distributions have been made to the limited partners.

The Partnership follows the provisions in Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically, but not necessarily, impact our first three fiscal quarters. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.09) for both the three months ended December 31, 2006 and 2005. Because EITF 03-6 can impact the calculation of net income per limited partner unit on a quarterly basis but normally does not affect the calculation on an annual basis, annual net income per limited partner unit will generally not equal the sum of net income per limited partner unit for each of the Partnership’s quarterly periods.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2006 and 2005:

	Three Months Ended
	December 31,
	2006	2005
Net income	$55,640	$55,013
Other comprehensive loss	(1,274)	(37,532)

Comprehensive income	$54,366	$17,481

Other comprehensive loss is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

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

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $83,067 and $78,652 during the three months ended December 31, 2006 and 2005, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,322 and $787 during the three months ended December 31, 2006 and 2005, respectively. In addition, UGI and certain of its subsidiaries (excluding Atlantic Energy which is discussed separately) provide office space and automobile liability insurance and sell propane to the Partnership. These costs totaled $668 and $864 during the three months ended December 31, 2006 and 2005, respectively.

AmeriGas OLP purchases propane from Atlantic Energy, which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Atlantic Energy during the three months ended December 31, 2006 and 2005 totaled $8,587 and $12,256, respectively. Amounts due to Atlantic Energy totaled $4,134, $3,115 and $7,822 at December 31, 2006, September 30, 2006 and December 31, 2005, respectively, and are reflected in accounts payable – related parties in the Condensed Consolidated Balance Sheets.

3.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At December 31, 2006, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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
We also have other contingent liabilities, pending claims and legal actions arising in the normal course of our business. We cannot predict with certainty the final results of these and the aforementioned matters. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any such possible excess losses. Although management currently believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analysis compares the Partnership’s results of operations for the three months ended December 31, 2006 (“2006 three-month period”) with the three months ended December 31, 2005 (“2005 three-month period”).
Executive Overview
The Partnership’s results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. Temperatures during the 2006 three-month period were 8.6% warmer than normal and 4.6% warmer than the prior-year period.
The Partnership reported net income of $55.6 million during the 2006 three-month period, an increase of $0.6 million compared to the prior-year period. The 2006 three-month results include the effect of a $5.0 million increase in operating and administrative expenses principally resulting from higher employee compensation and benefits expenses and repair and maintenance expenses. Although the Partnership experienced reduced volumes due to the warmer than normal weather, we were able to offset the related effects by managing customer pricing and product costs effectively.

AMERIGAS PARTNERS, L.P.
2006 three-month period compared with 2005 three-month period

			Increase
Three Months Ended December 31,	2006	2005	(Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	282.9	291.9	(9.0)	(3.1)%
Wholesale	34.6	38.2	(3.6)	(9.4)%

	317.5	330.1	(12.6)	(3.8)%

Revenues:
Retail propane	$531.5	$543.2	$(11.7)	(2.2)%
Wholesale propane	38.5	45.2	(6.7)	(14.8)%
Other	46.6	41.8	4.8	11.5%

	$616.6	$630.2	$(13.6)	(2.2)%

Total margin (a)	$227.9	$222.4	$5.5	2.5%
EBITDA (b)	$93.1	$92.2	$0.9	1.0%
Operating income	$75.3	$74.7	$0.6	0.8%
Net income	$55.6	$55.0	$0.6	1.1%
Heating degree days – % warmer than normal (c)	8.6	4.1	—	—
(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership’s operating performance with that of other companies within the propane industry and to evaluate the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, EBITDA for interim periods is not necessarily indicative of amounts to be expected for a full year.

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	December 31,
	2006	2005
Net income	$55.6	$55.0
Income tax expense	0.9	0.1
Interest expense	18.0	18.9
Depreciation	17.6	16.9
Amortization	1.0	1.3

EBITDA	$93.1	$92.2

(c)
Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, temperatures were 8.6% warmer than normal and 4.6% warmer than the prior-year period. Retail propane volumes sold decreased approximately 3% principally due to the warmer weather.
Retail propane revenues decreased $11.7 million reflecting a $16.7 million decrease due to the lower retail volumes sold partially offset by a $5.0 million increase due to higher average selling prices. Wholesale propane revenues decreased $6.7 million reflecting a $4.3 million decrease due to lower wholesale volumes sold and a $2.4 million decrease resulting from lower average selling prices. Total cost of sales decreased to $388.7 million in the 2006 three-month period from $407.8 million in the 2005 three-month period, primarily reflecting the decreased volumes sold and a slight decrease in propane product costs. Total margin increased $5.5 million compared to the 2005 three-month period principally due to higher average propane margins per gallon and higher fees in response to increases in operating and administrative expenses.
EBITDA during the 2006 three-month period was $93.1 million compared to $92.2 million during the 2005 three-month period. The $0.9 million increase in EBITDA mainly reflects the increase in total margin partially offset by a $5.0 million increase in operating and administrative expenses. Operating and administrative expenses increased principally due to higher employee compensation and benefits expenses and higher repair and maintenance expenses.
Operating income increased $0.6 million reflecting the previously mentioned increase in EBITDA partially offset by an increase in depreciation expense. Net income in the 2006 three-month period increased $0.6 million reflecting the increase in operating income and a decrease in interest expense, partially offset by higher income tax expense related to certain corporate subsidiaries.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s long-term debt outstanding at December 31, 2006 totaled $933.3 million (including current maturities of $1.6 million) compared to $933.7 million (including current maturities of $1.8 million) at September 30, 2006.
AmeriGas OLP’s Credit Agreement expires on October 15, 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At December 31, 2006, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $58.0 million and $58.9 million at December 31, 2006 and 2005, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2006 three-month period were $4.0 million and $92.0 million, respectively. There were no significant borrowings under the Credit Agreement during the 2005 three-month period.

AMERIGAS PARTNERS, L.P.
AmeriGas Partners periodically issues equity securities and may continue to do so. Proceeds from the Partnership’s equity offerings have generally been used by the Partnership to reduce indebtedness and for general Partnership purposes, including funding acquisitions. The Partnership has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.
The quarterly distribution of $0.58 for the quarter ended December 31, 2006 will be paid on February 18, 2007 to holders of record on February 9, 2007. During the three months ended December 31, 2006, the Partnership declared and paid quarterly distributions on all limited partner units for the quarter ended September 30, 2006. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
Cash Flows
Operating activities. The Partnership had cash and cash equivalents totaling $27.2 million at December 31, 2006 compared to $84.8 million at September 30, 2006. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the three months ended December 31, 2006 are not necessarily indicative of cash flows to be expected for a full year. The Partnership generally uses its Credit Agreement to satisfy its seasonal cash flow needs.
Cash flow used by operating activities was $4.1 million during the 2006 three-month period compared to $16.6 million during the 2005 three-month period. Cash flow from operating activities before changes in working capital was $75.8 million in both the 2006 and 2005 three-month periods. Cash required to fund changes in operating working capital during the 2006 three-month period totaled $80.0 million compared to the $92.4 million required in the prior-year three-month period largely reflecting the effects of the warmer than normal weather.
Investing activities. We spent $21.5 million for property, plant and equipment (including maintenance capital expenditures of $7.3 million and growth capital expenditures of $14.2 million) during the three months ended December 31, 2006 compared to $18.1 million (including maintenance capital expenditures of $5.4 million and growth capital expenditures of $12.7 million) during the prior-year three-month period. This increase is due to greater expenditures relating to higher maintenance costs and growth initiatives. We received proceeds of $2.2 million for the sale of assets during both the three months ended December 31, 2006 and 2005. Cash flow used for business acquisitions was not material for either the 2006 or 2005 three-month periods.

AMERIGAS PARTNERS, L.P.
Financing activities. Cash flow used by financing activities was $34.0 million in the 2006 three-month period compared to $33.1 million in the prior-year period. The Partnership’s financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary financial market risks are commodity prices for propane and interest rates on borrowings.
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

AMERIGAS PARTNERS, L.P.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2006. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2006. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

	Fair	Change in
	Value	Fair Value
	(Millions of dollars)
December 31, 2006:
Propane commodity price risk	$(25.6)	$(14.4)
Interest rate risk	(0.6)	(4.3)
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

AMERIGAS PARTNERS, L.P.
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities, Inc. and Credit Suisse First Securities (USA) LLC, as Co- Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

10.2	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

AMERIGAS PARTNERS, L.P.

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.3	Release of Liens and Termination of Security Documents dated November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)

By:	AmeriGas Propane, Inc.,
as General Partner

Date: February 8, 2007	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: February 8, 2007	By:	/s/ William J.Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.