Form 10-Q
period 2007-03-31
AMERIGAS PARTNERS LP
filed 2007-05-10
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2007, there were 56,822,497 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

-i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2007	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$52,508	$84,775	$57,576

Accounts receivable (less allowances for doubtful accounts of $19,333, $14,460 and $18,943, respectively)	268,401	171,091	248,231
Accounts receivable — related parties	5,007	3,104	3,037
Inventories	103,672	99,836	86,829
Prepaid expenses and other current assets	11,276	9,403	10,645

Total current assets	440,864	368,209	406,318

Property, plant and equipment (less accumulated depreciation and amortization of $651,033, $622,684, and $594,954, respectively)	582,217	580,592	582,841
Goodwill	619,938	619,938	619,143
Intangible assets (less accumulated amortization of $27,119, $25,216 and $22,965, respectively)	23,782	25,608	27,366
Other assets	15,761	17,420	19,884

Total assets	$1,682,562	$1,611,767	$1,655,552

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1,376	$1,825	$3,091
Accounts payable — trade	175,464	143,528	149,014
Accounts payable — related parties	3,001	3,530	6,262
Customer deposits and advances	38,049	103,329	41,723
Derivative financial instruments	249	25,778	—
Other current liabilities	92,439	102,166	90,180

Total current liabilities	310,578	380,156	290,270

Long-term debt	931,386	931,921	932,501
Other noncurrent liabilities	68,069	67,739	60,388

Commitments and contingencies (note 3)

Minority interests	11,881	10,448	11,822

Partners’ capital	360,648	221,503	360,571

Total liabilities and partners’ capital	$1,682,562	$1,611,767	$1,655,552

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues:
Propane	$764,773	$678,417	$1,334,697	$1,266,774
Other	45,035	39,713	91,702	81,580

	809,808	718,130	1,426,399	1,348,354

Costs and expenses:
Cost of sales — propane	485,015	433,845	856,010	825,819
Cost of sales — other	15,289	13,467	33,000	29,282
Operating and administrative expenses	155,702	141,595	294,152	275,033
Depreciation and amortization	18,574	17,916	37,141	36,169
Other income, net	(4,032)	(5,018)	(8,424)	(8,939)

	670,548	601,805	1,211,879	1,157,364

Operating income	139,260	116,325	214,520	190,990

Loss on extinguishment of debt	—	(17,079)	—	(17,079)
Interest expense	(17,816)	(19,428)	(35,789)	(38,347)

Income before income taxes and minority interests	121,444	79,818	178,731	135,564
Income tax expense	(139)	(56)	(1,050)	(107)
Minority interests	(1,419)	(1,003)	(2,155)	(1,685)

Net income	$119,886	$78,759	$175,526	$133,772

General partner’s interest in net income	$36,425	$17,287	$41,060	$22,823

Limited partners’ interest in net income	$83,461	$61,472	$134,466	$110,949

Net income per limited partner unit:
Basic	$1.47	$1.08	$2.37	$1.95

Diluted	$1.47	$1.08	$2.37	$1.95

Average limited partner units outstanding (thousands):
Basic	56,822	56,797	56,814	56,797

Diluted	56,850	56,827	56,848	56,833

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,526	$133,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,141	36,169
Provision for uncollectible accounts	7,132	7,894
Loss on early extinguishment of debt	—	17,079
Other, net	2,534	(8,092)
Net change in:
Accounts receivable	(106,351)	(95,300)
Inventories	(3,714)	3,919
Accounts payable	31,414	15,854
Other current assets and liabilities	(71,539)	(63,842)

Net cash provided by operating activities	72,143	47,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(38,830)	(35,608)
Proceeds from disposals of assets	2,385	5,656
Acquisitions of businesses, net of cash acquired	(438)	(551)

Net cash used by investing activities	(36,883)	(30,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(66,570)	(64,255)
Minority interest activity	(1,016)	1,987
Proceeds from issuance of Common Units	814	146
Issuance of long-term debt	70	343,875
Repayment of long-term debt	(833)	(340,290)
Capital contribution from General Partner	8	1

Net cash used by financing activities	(67,527)	(58,536)

Cash and cash equivalents decrease	$(32,267)	$(41,586)

CASH AND CASH EQUIVALENTS:
End of period	$52,508	$57,576
Beginning of period	84,775	99,162

Decrease	$(32,267)	$(41,586)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited)
(Thousands, except unit data)

				Accumulated
	Number of			other	Total
	Common		General	comprehensive	partners'
	Units	Common	partner	loss	capital
Balance September 30, 2006	56,797,105	$250,493	$2,525	$(31,515)	$221,503

Net income		134,466	41,060		175,526

Net gains on derivative instruments				3,996	3,996

Reclassification of net losses on derivative instruments				25,129	25,129

Comprehensive income		134,466	41,060	29,125	204,651

Distributions		(65,904)	(666)		(66,570)

Unit based compensation expense		242			242

Common Units issued in connection with incentive compensation plan	25,392	814	8		822

Balance March 31, 2007	56,822,497	$320,111	$42,927	$(2,390)	$360,648

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

Net Income Per Unit. Net income per unit is computed by dividing net income, after deducting the General Partner’s interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding. This interest is calculated in accordance with the provisions in the Partnership Agreement governing cash distributions. Generally, the percentage of cash distributions to the General Partner increases when the amount of any distribution to the limited partners exceeds $0.605 per Common Unit. Accordingly, beginning with the partnership distribution of $0.61 per Common Unit to be paid on May 18, 2007 to holders of record on May 10, 2007, the General Partner will receive a greater percentage of the total partnership distribution than its general partner ownership interest of 1%, but only with respect to the amount by which the total distribution to limited partners exceeds $0.605 per Common Unit.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The Partnership follows the provisions in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically, but not necessarily, impact our first three fiscal quarters. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.62) and $(0.29) for the three months ended March 31, 2007 and 2006, respectively. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.69) and $(0.38) for the six months ended March 31, 2007 and 2006, respectively.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$119,886	$78,759	$175,526	$133,772
Other comprehensive income (loss)	30,399	(8,977)	29,125	(46,509)

Comprehensive income	$150,285	$69,782	$204,651	$87,263

Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

Revenue-Related Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses accounting policies disclosure with respect to revenue-related taxes beginning with financial reports for interim or annual reporting periods beginning after December 15, 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. EITF 06-3 provides that entities may adopt a policy of presenting such taxes in the income statement either on a gross basis within revenue or on a net basis. If such taxes are significant, and are presented on the income statement on a gross basis, the amounts of those taxes should also be disclosed. As a result of adopting this EITF, we are providing disclosure of our existing accounting policy and have not made any changes to that policy. We present revenue-related taxes within the scope of EITF 06-3 on a net basis.

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

Recently Issued Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. We are currently reviewing the provisions of SFAS 159.

2.	Related Party Transactions

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $92,189 and $175,256 during the three and six months ended March 31, 2007, respectively, and $84,435 and $163,087 during the three and six months ended March 31, 2006, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $3,827 and $6,148 during the three and six months ended March 31, 2007, respectively, and $3,748 and $4,535 during the three and six months ended March 31, 2006, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These costs totaled $658 and $1,296 during the three and six months ended March 31, 2007, and $621 and $1,388 during the three and six months ended March 31, 2006, respectively.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $15,718 and $24,336, during the three and six months ended March 31, 2007, respectively, and $15,316 and $27,669 during the three and six months ended March 31, 2006, respectively. Amounts due to Energy Services totaled $3,001, $3,115 and $5,768 at March 31, 2007, September 30, 2006 and March 31, 2006, respectively, and are reflected in accounts payable — related parties in the Condensed Consolidated Balance Sheets.

3.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At March 31, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

4.	Pending Sale of Arizona Storage Facility

In February 2007, we signed a definitive agreement with Plains LPG Services, L.P. to sell our 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, AZ for approximately $52,000. We expect the transaction to close before the end of our third fiscal quarter ending June 30, 2007. In addition, we expect to record a gain of approximately $46,000 to $48,000 associated with this transaction.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) the impact of pending and future legal proceedings; (5) competitive pressures from the same and alternative energy sources; (6) failure to acquire new customers thereby reducing or limiting any increase in revenues; (7) liability for environmental claims; (8) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) large customer, counterparty or supplier defaults; (11) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (12) political, regulatory and economic conditions in the United States and foreign countries; and (13) reduced access to capital markets and interest rate fluctuations.
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended March 31, 2007 (“2007 three-month period”) with the three months ended March 31, 2006 (“2006 three-month period”) and (2) the six months ended March 31, 2007 (“2007 six-month period”) with the six months ended March 31, 2006 (“2006 six-month period”).
Executive Overview
The Partnership’s results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. Temperatures during the 2007 six-month period were 5.8% warmer than normal and 3.1% colder than the prior-year six-month period.
The Partnership reported net income of $175.5 million during the 2007 six-month period, an increase of approximately 31% or $41.7 million compared to the prior-year period. The increase in net income principally reflects the effects of colder weather than in 2006 and the absence of a $17.1 million loss on extinguishment of debt associated with fiscal 2006 debt refinancings. Colder temperatures during the 2007 six-month period had a favorable impact on our retail volumes sold, largely to residential heating customers. Our AmeriGas cylinder exchange program also experienced higher volumes sold primarily reflecting customer growth. Our total margin increased approximately 9% compared to the 2006 six-month period principally due to higher average propane margins per gallon, higher volumes sold and, to a much lesser extent, higher fees in response to increases in operating and administrative expenses.
As previously announced, in February 2007, we signed a definitive agreement to sell our Bumstead liquefied petroleum gas storage terminal located near Phoenix, AZ for approximately $52 million. The Partnership expects to record a gain on the sale of approximately $46 million to $48 million when the sale occurs later in this fiscal year.

AMERIGAS PARTNERS, L.P.
2007 three-month period compared with 2006 three-month period

			Increase
Three Months Ended March 31,	2007	2006	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	370.1	341.4	28.7	8.4%
Wholesale	42.4	44.0	(1.6)	(3.6)%

	412.5	385.4	27.1	7.0%

Revenues:
Retail propane	$716.4	$630.3	$86.1	13.7%
Wholesale propane	48.4	48.1	0.3	0.6%
Other	45.0	39.7	5.3	13.4%

	$809.8	$718.1	$91.7	12.8%

Total margin (a)	$309.5	$270.8	$38.7	14.3%
EBITDA (b)	$156.4	$116.2	$40.2	34.6%
Operating income	$139.3	$116.3	$23.0	19.8%
Net income	$119.9	$78.8	$41.1	52.2%
Heating degree days — % warmer than normal (c)	3.7	12.1	—	—
(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2007	2006

Net income	$119.9	$78.8
Income tax expense	0.1	0.1
Interest expense	17.8	19.4
Depreciation	17.6	16.8
Amortization	1.0	1.1

EBITDA	$156.4	$116.2

(c)
Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, temperatures were 3.7% warmer than normal in the 2007 three-month period compared to 12.1% warmer than normal in the prior-year period. Retail propane volumes sold increased approximately 8% principally due to the colder weather.
Retail propane revenues increased $86.1 million reflecting a $53.0 million increase due to the higher retail volumes sold and a $33.1 million increase due to higher average selling prices. Wholesale propane revenues in the 2007 three-month period were comparable with the 2006 three-month period. Total cost of sales increased to $500.3 million in the 2007 three-month period from $447.3 million in the 2006 three-month period, primarily reflecting the increased volumes sold and an increase in propane product costs. Total margin increased $38.7 million compared to the 2006 three-month period principally due to the higher retail propane gallons sold at higher average retail margins per gallon.
EBITDA during the 2007 three-month period was $156.4 million compared to $116.2 million during the 2006 three-month period. The $40.2 million increase in EBITDA mainly reflects the increase in total margin and the absence of a $17.1 million loss on extinguishment of debt partially offset by increases in operating and administrative expenses. Operating and administrative expenses increased $14.1 million principally reflecting higher employee compensation and benefits expenses, higher repair and maintenance expenses and increased vehicle costs.
Operating income increased $23.0 million reflecting the increase in EBITDA excluding the impact of the absence of the prior period’s $17.1 million loss on extinguishment of debt which is included in EBITDA but excluded from operating income. Net income in the 2007 three-month period increased $41.1 million reflecting the increase in operating income, the absence of the 2006 three-month period loss on extinguishment of debt and a decrease in interest expense.

AMERIGAS PARTNERS, L.P.
2007 six-month period compared with 2006 six-month period

			Increase
Six Months Ended March 31,	2007	2006	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	653.0	633.3	19.7	3.1%
Wholesale	77.0	82.2	(5.2)	(6.3)%

	730.0	715.5	14.5	2.0%

Revenues:
Retail propane	$1,247.8	$1,173.5	$74.3	6.3%
Wholesale propane	86.9	93.3	(6.4)	(6.9)%
Other	91.7	81.6	10.1	12.4%

	$1,426.4	$1,348.4	$78.0	5.8%

Total margin (a)	$537.4	$493.3	$44.1	8.9%
EBITDA (b)	$249.5	$208.4	$41.1	19.7%
Operating income	$214.5	$191.0	$23.5	12.3%
Net income	$175.5	$133.8	$41.7	31.2%
Heating degree days — % warmer than normal (c)	5.8	8.7	—	—
(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Six Months Ended
	March 31,
	2007	2006

Net income	$175.5	$133.8
Income tax expense	1.1	0.1
Interest expense	35.8	38.3
Depreciation	35.2	33.8
Amortization	1.9	2.4

EBITDA	$249.5	$208.4

(c)
Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, temperatures in the 2007 six-month period were 5.8% warmer than normal and 3.1% colder than the prior-year period. Retail propane volumes sold increased approximately 3% primarily reflecting greater demand attributable to the colder weather.
Retail propane revenues increased $74.3 million reflecting a $37.8 million increase due to higher average selling prices and $36.5 million due to the higher volumes sold. Wholesale propane revenues decreased $6.4 million reflecting a $5.9 million decrease due to lower wholesale volumes sold and a slight decrease resulting from lower average selling prices. Total cost of sales increased to $889.0 million in the 2007 six-month period from $855.1 million in the 2006 six-month period, primarily reflecting the increased volumes sold and an increase in propane product costs. Total margin increased $44.1 million compared to the 2006 six-month period principally due to higher average propane margins per gallon, higher volumes sold and, to a much lesser extent, higher fees in response to increases in operating and administrative expenses. Our total margin also benefited from higher sales resulting from customer growth in our AmeriGas cylinder exchange program.
EBITDA during the 2007 six-month period was $249.5 million compared to $208.4 million during the 2006 six-month period. The $41.1 million increase in EBITDA mainly reflects the increase in total margin and the absence of the $17.1 million loss on extinguishment of debt partially offset by a $19.1 million increase in operating and administrative expenses. Operating and administrative expenses increased principally due to higher employee compensation and benefits expenses, higher repair and maintenance expenses and increased vehicle costs.
Operating income increased $23.5 million reflecting the previously mentioned increase in EBITDA excluding the impact of the absence of the prior period’s $17.1 million loss on extinguishment of debt which is included in EBITDA but excluded from operating income. Net income in the 2007 six-month period increased $41.7 million reflecting the increase in operating income, the absence of the 2006 six-month period loss on extinguishment of debt and a decrease in interest expense, partially offset by higher income tax expense related to certain corporate subsidiaries.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s long-term debt outstanding at March 31, 2007 totaled $932.8 million (including current maturities of $1.4 million) compared to $933.7 million (including current maturities of $1.8 million) at September 30, 2006.

AMERIGAS PARTNERS, L.P.
AmeriGas OLP’s Credit Agreement expires on October 15, 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At March 31, 2007, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $58.0 million at March 31, 2007 and was approximately the same amount outstanding during the entire six-month period. Issued and outstanding letters of credit under the Revolving Credit Facility totaled $58.9 million at March 31, 2006 and was approximately the same amount outstanding during the entire six-month period. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2007 six-month period were $2.4 million and $92.0 million, respectively. There were no significant borrowings under the Credit Agreement during the 2006 six-month period.
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
As previously announced, the Partnership’s regular quarterly distribution was increased by approximately 5% to $0.61 for the quarter ended March 31, 2007 which will be paid on May 18, 2007 to unit holders of record on May 10, 2007. In addition, on May 4, 2007, the Partnership announced its intention to distribute a portion of the proceeds from the expected sale of its Arizona storage facility in the amount of $0.25 per Common Unit on August 18, 2007 to unitholders of record on August 10, 2007. Generally, the percentage of cash distributions to the General Partner increases when the amount of any distribution to the limited partners exceeds $0.605 per Common Unit. Accordingly, beginning with the partnership distribution of $0.61 per Common Unit to be paid on May 18, 2007, the General Partner will receive a greater percentage of the total partnership distribution than its general partner ownership interest of 1%, but only with respect to the amount by which the total distribution to limited partners exceeds $0.605 per Common Unit.
During the six months ended March 31, 2007, the Partnership declared and paid quarterly distributions on all limited partner units for the quarters ended December 31, and September 30, 2006. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

AMERIGAS PARTNERS, L.P.
Cash Flows
Operating activities. The Partnership had cash and cash equivalents totaling $52.5 million at March 31, 2007 compared to $84.8 million at September 30, 2006. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the six months ended March 31, 2007 are not necessarily indicative of cash flows to be expected for a full year. The Partnership generally uses its Credit Agreement to satisfy its seasonal cash flow needs.
Cash flow provided by operating activities was $72.1 million during the 2007 six-month period compared to $47.5 million during the 2006 six-month period. Cash flow from operating activities before changes in working capital was $222.3 million in the 2007 six-month period compared to $186.8 million in the prior-year six-month period. Cash required to fund changes in operating working capital during the 2007 six-month period totaled $150.2 million compared to $139.4 million required in the prior-year six-month period. The increase in cash flow provided by operating activities predominately reflects the improved earnings experienced compared with the prior-year six-month period.
Investing activities. We spent $38.8 million for property, plant and equipment (including maintenance capital expenditures of $13.2 million and growth capital expenditures of $25.6 million) during the 2007 six-month period compared to $35.6 million (including maintenance capital expenditures of $12.5 million and growth capital expenditures of $23.1 million) during the prior-year six-month period. Cash flow used for business acquisitions was not material during either of the 2007 or 2006 six-month periods.
Financing activities. Cash flow used by financing activities was $67.5 million in the 2007 six-month period compared to $58.5 million in the prior-year period. The Partnership’s financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests.
Pending Sale of Arizona Storage Facility
In February 2007, we signed a definitive agreement with Plains LPG Services, L.P. to sell our 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, AZ for approximately $52 million. We expect the transaction to close before the end of our third fiscal quarter ending June 30, 2007. In addition, we expect to record a gain of approximately $46 milltion to $48 million associated with this transaction.

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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2007. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2007. The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) interest rates on ten-year U.S. treasury notes:

	Fair	Change in
	Value	Fair Value
	(Millions of dollars)
March 31, 2007:
Propane commodity price risk	$3.4	$(6.3)
Interest rate risk	(0.1)	(4.3)
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
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit

10.1	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan effective February 1, 2007.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: May 10, 2007	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President – Finance and Chief Financial Officer

Date: May 10, 2007	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

10.1	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan effective February 1, 2007.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.