Form 10-Q
period 2007-06-30
AMERIGAS PARTNERS LP
filed 2007-08-09
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2007, there were 56,822,497 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

-i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,	June 30,
	2007	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$15,453	$84,775	$62,819

Accounts receivable (less allowances for doubtful accounts of $18,816, $14,460 and $17,091, respectively)	183,627	171,091	161,076
Accounts receivable — related parties	3,461	3,104	2,344
Inventories	96,791	99,836	82,156
Derivative financial instruments	3,160	12	17,834
Prepaid expenses and other current assets	5,927	9,391	7,616

Total current assets	308,419	368,209	333,845

Property, plant and equipment (less accumulated depreciation and amortization of $665,924, $622,684, and $608,793, respectively)	599,963	580,592	581,227
Goodwill	622,694	619,938	619,145
Intangible assets (less accumulated amortization of $28,112, $25,216 and $24,059, respectively)	26,141	25,608	26,286
Other assets	18,864	17,420	21,875

Total assets	$1,576,081	$1,611,767	$1,582,378

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1,508	$1,825	$1,750
Accounts payable — trade	118,518	143,528	112,788
Accounts payable — related parties	2,753	3,530	2,005
Customer deposits and advances	42,534	103,329	51,531
Derivative financial instruments	50	25,778	—
Other current liabilities	76,854	102,166	78,139

Total current liabilities	242,217	380,156	246,213

Long-term debt	931,011	931,921	932,028
Other noncurrent liabilities	67,054	67,739	61,555

Commitments and contingencies (note 4)

Minority interests	11,377	10,448	11,425

Partners’ capital	324,422	221,503	331,157

Total liabilities and partners’ capital	$1,576,081	$1,611,767	$1,582,378

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Propane	$388,964	$338,047	$1,723,661	$1,604,821
Other	44,953	41,062	136,655	122,642

	433,917	379,109	1,860,316	1,727,463

Costs and expenses:
Cost of sales — propane	251,663	215,900	1,107,673	1,041,719
Cost of sales — other	20,440	18,456	53,440	47,738
Operating and administrative expenses	135,937	128,469	430,089	403,502
Depreciation and amortization	18,933	17,840	56,074	54,009
Other income, net	(5,091)	(4,429)	(13,515)	(13,368)

	421,882	376,236	1,633,761	1,533,600

Operating income	12,035	2,873	226,555	193,863

Loss on extinguishment of debt	—	—	—	(17,079)
Interest expense	(17,837)	(17,820)	(53,626)	(56,167)

Income before income taxes and minority interests	(5,802)	(14,947)	172,929	120,617
Income tax benefit (expense)	187	105	(863)	(2)
Minority interests	(97)	5	(2,252)	(1,680)

Net (loss) income	$(5,712)	$(14,837)	$169,814	$118,935

General partner’s interest in net (loss) income	$(13)	$(148)	$15,327	$3,134

Limited partners’ interest in net (loss) income	$(5,699)	$(14,689)	$154,487	$115,801

Net (loss) income per limited partner unit:
Basic	$(0.10)	$(0.26)	$2.72	$2.04

Diluted	$(0.10)	$(0.26)	$2.72	$2.04

Average limited partner units outstanding (thousands):
Basic	56,822	56,797	56,817	56,797

Diluted	56,822	56,797	56,851	56,833

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,814	$118,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,074	54,009
Provision for uncollectible accounts	9,262	9,875
Loss on early extinguishment of debt	—	17,079
Other, net	4,269	(7,093)
Net change in:
Accounts receivable	(18,761)	(9,455)
Inventories	6,222	8,592
Accounts payable	(26,525)	(24,627)
Other current assets and liabilities	(83,321)	(63,995)

Net cash provided by operating activities	117,034	103,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(58,252)	(51,677)
Proceeds from disposals of assets	3,297	8,139
Acquisitions of businesses, net of cash acquired	(27,783)	(1,145)

Net cash used by investing activities	(82,738)	(44,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(101,626)	(97,530)
Minority interest activity	(1,661)	1,614
Proceeds from issuance of Common Units	814	146
Issuance of long-term debt	70	343,875
Repayment of long-term debt	(1,223)	(343,086)
Capital contribution from General Partner	8	1

Net cash used by financing activities	(103,618)	(94,980)

Cash and cash equivalents decrease	$(69,322)	$(36,343)

CASH AND CASH EQUIVALENTS:
End of period	$15,453	$62,819
Beginning of period	84,775	99,162

Decrease	$(69,322)	$(36,343)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited)
(Thousands, except unit data)

				Accumulated
	Number of			other	Total
	Common		General	comprehensive	partners’
	Units	Common	partner	(loss) income	capital
Balance September 30, 2006	56,797,105	$250,493	$2,525	$(31,515)	$221,503

Net income		154,487	15,327		169,814

Net gains on derivative instruments				9,175	9,175

Reclassification of net losses on derivative instruments				24,362	24,362

Comprehensive income		154,487	15,327	33,537	203,351

Distributions		(100,566)	(1,060)		(101,626)

Unit based compensation expense		372			372

Common Units issued in connection with incentive compensation plan	25,392	814	8		822

Balance June 30, 2007	56,822,497	$305,600	$16,800	$2,022	$324,422

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

Net Income Per Unit. Net income per unit is computed by dividing net income, after deducting the General Partner’s interest in AmeriGas Partners, by the weighted average number of limited partner units outstanding. This interest is calculated in accordance with the provisions in the Partnership Agreement governing cash distributions. Generally, the percentage of cash distributions to the General Partner increases when the amount of any distribution to the limited partners exceeds $0.605 per Common Unit. Accordingly, beginning with the partnership distribution of $0.61 per Common Unit paid on May 18, 2007 to holders of record on May 10, 2007, the General Partner received a greater percentage of the total partnership distribution than its general partner ownership interest of 1%, but only with respect to the total amount distributed by which the distribution per Common Unit to limited partners exceeded $0.605.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The Partnership follows the provisions in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), which results in the calculation of net income per limited partner unit for each period according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 on net income per limited partner unit will typically, but not necessarily, impact our first three fiscal quarters. The dilutive effect of EITF 03-6 on net income per diluted limited partner unit was $(0.24) and $(0.03) for the nine months ended June 30, 2007 and 2006, respectively. There was no dilutive effect of EITF 03-6 on net income per diluted limiter partner unit for the three months ended June 30, 2007 and 2006.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Comprehensive Income. The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(5,712)	$(14,837)	$169,814	$118,935
Other comprehensive income (loss)	4,412	18,555	33,537	(27,954)

Comprehensive (loss) income	$(1,300)	$3,718	$203,351	$90,981

Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income.

Revenue-Related Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses accounting policies disclosure with respect to revenue-related taxes beginning with financial reports for interim or annual reporting periods beginning after December 15, 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. EITF 06-3 permits entities to adopt a policy of presenting such taxes in the income statement either on a gross basis within revenue or on a net basis. If such taxes are significant, and are presented on the income statement on a gross basis, the amounts of those taxes should also be disclosed. Our prior and current policy is to present such revenue-related taxes within the scope of EITF 06-3 on a net basis.

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

Recently Issued Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted by certain conditions for early adoption. We are currently reviewing the provisions of SFAS 159.

2.	Acquisitions

During the nine months ended June 30, 2007, AmeriGas OLP acquired retail propane distribution and cylinder refurbishment businesses for total cash consideration of $27,783. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The pro forma effects of these transactions were not material to the Partnership’s results of operations.

3.	Related Party Transactions

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $79,697 and $254,953 during the three and nine months ended June 30, 2007, respectively, and $74,407 and $237,494 during the three and nine months ended June 30, 2006, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,244 and $8,393 during the three and nine months ended June 30, 2007, respectively, and $3,938 and $8,473 during the three and nine months ended June 30, 2006, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These costs totaled $562 and $1,858 during the three and nine months ended June 30, 2007, and $629 and $2,017 during the three and nine months ended June 30, 2006, respectively.

AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $4,428 and $28,765, during the three and nine months ended June 30, 2007, respectively, and $4,528 and $32,197 during the three and nine months ended June 30, 2006, respectively. Amounts due to Energy Services totaled $1,807, $3,115 and $2,003 at June 30, 2007, September 30, 2006 and June 30, 2006, respectively, and are reflected in accounts payable – related parties in the Condensed Consolidated Balance Sheets.

4.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At June 30, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, we settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, we filed a cross-claim against CEG, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to our acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12,000 plus punitive damages, civil penalties and attorneys’ fees. We believe we have good defenses to the claims of the class members and intend to defend against the remaining claims in this lawsuit.

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

In February 2007, we signed a definitive agreement with Plains LPG Services, L.P. to sell our 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona for approximately $52,000. The transaction closed in July 2007 and we expect to record a gain of approximately $47,000 associated with this transaction during our fourth fiscal quarter.

AMERIGAS PARTNERS, L.P.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended June 30, 2007 (“2007 three-month period”) with the three months ended June 30, 2006 (“2006 three-month period”) and (2) the nine months ended June 30, 2007 (“2007 nine-month period”) with the nine months ended June 30, 2006 (“2006 nine-month period”).
Executive Overview
The Partnership’s results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. Temperatures during the 2007 nine-month period were 5.8% warmer than normal and 5.0% colder than the prior-year nine-month period.
The Partnership reported net income of $169.8 million during the 2007 nine-month period, an increase of approximately 43% or $50.9 million compared to the prior-year period. The increase in net income principally reflects the effects of colder weather than in 2006 and the absence of a $17.1 million loss on extinguishment of debt associated with fiscal 2006 debt refinancings. Colder temperatures during the 2007 nine-month period had a favorable impact on our retail volumes sold, largely to residential heating customers. Our AmeriGas cylinder exchange program also experienced higher volumes sold primarily reflecting customer growth. Our total margin increased approximately 10% compared to the 2006 nine-month period principally due to higher average propane margins per gallon, higher volumes sold and, to a lesser extent, higher fees in response to increases in operating and administrative expenses.
As previously announced, in February 2007, we signed a definitive agreement to sell our Bumstead liquefied petroleum gas storage terminal located near Phoenix, Arizona for approximately $52 million. The transaction closed in July 2007 and the Partnership expects to record a gain on the sale of approximately $47 million during our fourth fiscal quarter.

AMERIGAS PARTNERS, L.P.
2007 three-month period compared with 2006 three-month period

Three Months Ended June 30,	2007	2006	Increase
(millions of dollars)

Gallons sold (millions):
Retail	182.1	171.1	11.0	6.4%
Wholesale	18.7	16.4	2.3	14.0%

	200.8	187.5	13.3	7.1%

Revenues:
Retail propane	$366.5	$318.9	$47.6	14.9%
Wholesale propane	22.5	19.1	3.4	17.8%
Other	44.9	41.1	3.8	9.2%

	$433.9	$379.1	$54.8	14.5%

Total margin (a)	$161.8	$144.7	$17.1	11.8%
EBITDA (b)	$30.9	$20.7	$10.2	49.3%
Operating income	$12.0	$2.9	$9.1	313.8%
Net loss	$(5.7)	$(14.8)	$9.1	61.5%
Heating degree days — % warmer than normal (c)	6.1	21.9	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	June 30,
	2007	2006

Net loss	$(5.7)	$(14.8)
Income tax benefit	(0.2)	(0.1)
Interest expense	17.8	17.8
Depreciation	18.0	16.7
Amortization	1.0	1.1

EBITDA	$30.9	$20.7

(c)
Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, temperatures were 6.1% warmer than normal in the 2007 three-month period compared to 21.9% warmer than normal in the prior-year period. Retail propane volumes sold increased approximately 6% principally due to the colder weather and the effects of higher sales in our AmeriGas cylinder exchange program.
Retail propane revenues increased $47.6 million reflecting a $27.3 million increase due to higher average selling prices and $20.3 million due to the higher retail volumes sold. Wholesale propane revenues in the 2007 three-month period increased $3.4 million largely due to higher wholesale propane volumes sold. Total cost of sales increased to $272.1 million in the 2007 three-month period from $234.4 million in the 2006 three-month period, primarily reflecting an increase in propane product costs and the increased volumes sold. Total margin increased $17.1 million compared to the 2006 three-month period principally due to the higher retail propane gallons sold at higher average retail margins per gallon.
EBITDA during the 2007 three-month period was $30.9 million compared to $20.7 million during the 2006 three-month period. The $10.2 million increase in EBITDA reflects the increase in total margin and a $0.7 million increase in other income partially offset by increases in operating and administrative expenses. Operating and administrative expenses increased $7.5 million principally reflecting higher employee compensation and benefits expenses, increased vehicle costs and higher repair and maintenance expenses partially offset by a favorable reduction in general insurance expense reflecting continued improvement in claims experience.
Operating income increased $9.1 million largely reflecting the increase in EBITDA partially offset by an increase in depreciation expense. Net loss in the 2007 three-month period decreased $9.1 million mainly reflecting the increase in operating income.

AMERIGAS PARTNERS, L.P.
2007 nine-month period compared with 2006 nine-month period

			Increase
Nine Months Ended June 30,	2007	2006	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	835.1	804.4	30.7	3.8%
Wholesale	95.7	98.6	(2.9)	(2.9)%

	930.8	903.0	27.8	3.1%

Revenues:
Retail propane	$1,614.3	$1,492.4	$121.9	8.2%
Wholesale propane	109.4	112.4	(3.0)	(2.7)%
Other	136.6	122.7	13.9	11.3%

	$1,860.3	$1,727.5	$132.8	7.7%

Total margin (a)	$699.2	$638.0	$61.2	9.6%
EBITDA (b)	$280.4	$229.1	$51.3	22.4%
Operating income	$226.6	$193.9	$32.7	16.9%
Net income	$169.8	$118.9	$50.9	42.8%
Heating degree days — % warmer than normal (c)	5.8	10.3	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Nine Months Ended
	June 30,
	2007	2006

Net income	$169.8	$118.9
Income tax expense	0.9	—
Interest expense	53.6	56.2
Depreciation	53.2	50.5
Amortization	2.9	3.5

EBITDA	$280.4	$229.1

(c)
Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, temperatures in the 2007 nine-month period were 5.8% warmer than normal and 5.0% colder than in the prior-year nine-month period. Retail propane volumes sold increased approximately 4% primarily reflecting greater demand attributable to the colder weather and the effects of higher sales in our AmeriGas cylinder exchange program.
Retail propane revenues increased $121.9 million reflecting a $64.9 million increase due to higher average selling prices and $57.0 million due to the higher volumes sold. Wholesale propane revenues decreased $3.0 million principally reflecting the effects of lower wholesale volumes sold. Total cost of sales increased to $1,161.1 million in the 2007 nine-month period from $1,089.5 million in the 2006 nine-month period, primarily reflecting an increase in propane product costs and the increased volumes sold. Total margin increased $61.2 million compared to the 2006 nine-month period principally due to higher average propane margins per gallon, higher volumes sold and, to a lesser extent, higher fees in response to increases in operating and administrative expenses. Our total margin also benefited from higher sales in our AmeriGas cylinder exchange program, resulting from customer growth.
EBITDA during the 2007 nine-month period was $280.4 million compared to $229.1 million during the 2006 nine-month period. The $51.3 million increase in EBITDA mainly reflects the increase in total margin and the absence of a $17.1 million loss on extinguishment of debt partially offset by a $26.6 million increase in operating and administrative expenses and an increase in depreciation expense. Operating and administrative expenses increased principally due to higher employee compensation and benefits expenses, higher repair and maintenance expenses and increased vehicle costs.
Operating income increased $32.7 million mainly reflecting the previously mentioned increase in EBITDA excluding the impact of the absence of the prior period’s $17.1 million loss on extinguishment of debt which is included in EBITDA but excluded from operating income. Net income in the 2007 nine-month period increased $50.9 million reflecting the increase in operating income, the absence of the 2006 nine-month period loss on extinguishment of debt and a decrease in interest expense, partially offset by higher income tax expense related to certain corporate subsidiaries and higher minority interest.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s long-term debt outstanding at June 30, 2007 totaled $932.5 million (including current maturities of $1.5 million) compared to $933.7 million (including current maturities of $1.8 million) at September 30, 2006.
AmeriGas OLP’s Credit Agreement expires on October 15, 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs

AMERIGAS PARTNERS, L.P.
are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At June 30, 2007, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $58.0 million at June 30, 2007 and was approximately the same amount outstanding during the entire nine-month period. Issued and outstanding letters of credit under the Revolving Credit Facility totaled $58.9 million at June 30, 2006 and was approximately the same amount outstanding during the entire nine-month period. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2007 nine-month period were $2.0 million and $92.0 million, respectively. There were no significant borrowings under the Credit Agreement during the 2006 nine-month period.
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
As previously announced, the Partnership’s regular quarterly distribution was increased by approximately 5% to $0.61 for the quarter ended March 31, 2007 which was paid on May 18, 2007 to unitholders of record on May 10, 2007. In addition, on July 30, 2007, the General Partner’s Board of Directors approved a distribution of $0.86 per Common Unit payable on August 18, 2007 to unitholders of record on August 10, 2007. This distribution includes the regular quarterly distribution of $0.61 per Common Unit and $0.25 per Common Unit reflecting a distribution of a portion of the proceeds from the Partnership’s July 2007 sale of its Arizona storage facility.
Generally, the percentage of cash distributions to the General Partner increases when the amount of any distribution to the limited partners exceeds $0.605 per Common Unit. Accordingly, beginning with the partnership distribution of $0.61 per Common Unit paid on May 18, 2007, the General Partner received a greater percentage of the total partnership distribution than its general partner ownership interest of 1%, but only with respect to the total amount distributed by which the distribution per Common Unit to limited partners exceeded $0.605.
During the nine months ended June 30, 2007, the Partnership declared and paid quarterly distributions on all limited partner units for the quarters ended March 31, 2007, December 31, 2006 and September 30, 2006. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

AMERIGAS PARTNERS, L.P.
Cash Flows
Operating activities. The Partnership had cash and cash equivalents totaling $15.5 million at June 30, 2007 compared to $84.8 million at September 30, 2006. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the nine months ended June 30, 2007 are not necessarily indicative of cash flows to be expected for a full year. The Partnership generally uses its Credit Agreement to satisfy its seasonal cash flow needs.
Cash flow provided by operating activities was $117.0 million during the 2007 nine-month period compared to $103.3 million during the 2006 nine-month period. Cash flow from operating activities before changes in working capital was $239.4 million in the 2007 nine-month period compared to $192.8 million in the prior-year nine-month period. Cash required to fund changes in operating working capital during the 2007 nine-month period totaled $122.4 million compared to $89.5 million required in the prior-year nine-month period. The increase in cash flow provided by operating activities predominately reflects the improved earnings experienced compared with the prior-year nine-month period partially offset by changes in customer deposits and advances and accounts receivable.
Investing activities. We spent $58.3 million for property, plant and equipment (including maintenance capital expenditures of $19.6 million and growth capital expenditures of $38.7 million) during the 2007 nine-month period compared to $51.7 million (including maintenance capital expenditures of $17.0 million and growth capital expenditures of $34.7 million) during the prior-year nine-month period. During the 2007 nine-month period, we acquired propane distribution and cylinder refurbishment businesses for total cash consideration of $27.8 million.
Financing activities. Cash flow used by financing activities was $103.6 million in the 2007 nine-month period compared to $95.0 million in the prior-year period. The Partnership’s financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests.
Sale of Arizona Storage Facility
In February 2007, we signed a definitive agreement with Plains LPG Services, L.P. to sell our 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona for approximately $52 million. The transaction closed in July 2007 and we expect to record a gain of approximately $47 million associated with this transaction during our fourth fiscal quarter.

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
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2007. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2007.

AMERIGAS PARTNERS, L.P.
The table also includes the changes in fair value that would result if there were an adverse change of ten percent in (1) the market price of propane and (2) the three-month LIBOR:

	Fair	Change in
	Value	Fair Value
	(Millions of dollars)
June 30, 2007:
Propane commodity price risk	$3.1	$(17.7)
Interest rate risk	3.2	(4.5)

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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P.
(Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: August 9, 2007	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President – Finance and Chief Financial Officer

Date: August 9, 2007	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.