Form 10-K
period 2007-09-30
AMERIGAS PARTNERS LP
filed 2007-11-29
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2007 was approximately $1,046,601,007. At November 23, 2007, there were outstanding 56,993,202 Common Units representing limited partner interests.

(ii)

PART I:
ITEM 1. BUSINESS
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. As of September 30, 2007, we served approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 650 district locations in 46 states. The increase in district locations from approximately 600 district locations as of September 30, 2006 is primarily a result of acquisitions made during fiscal year 2007. In fiscal year 2008, we anticipate that many of the district locations added in fiscal year 2007 will be combined with other district locations that are situated in close geographic proximity.
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
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The General Partner has an approximate 44% effective ownership interest in the Partnership. See Notes 1 and 2 to the Partnership’s Consolidated Financial Statements.
Business Strategy
Our strategy is to grow through acquisitions and internal sales programs, leverage our national and local economies of scale and achieve operating efficiencies through productivity improvements. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. Acquisitions are an important part of our strategy because only modest growth in total demand for propane in the United States is foreseen. We compete for acquisitions with others engaged in the propane distribution business. During fiscal year 2007, we completed a number of transactions in pursuit of this strategy, including the acquisition of a 13 million gallon propane distribution business in Michigan and a 32 million gallon propane distribution business serving Arkansas, Arizona, Colorado, Missouri and Wyoming. We expect that internal growth will be provided in part from expansion of our AmeriGas Cylinder Exchange (“ACE”) program through which consumers can exchange an empty propane grill cylinder for a filled one, and our Strategic Accounts program, through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with us rather than with many small suppliers. In addition, we believe opportunities exist to grow our business internally through sales and marketing programs designed to attract and retain customers.

General Partner Information
The Partnership’s website can be found at www.amerigas.com. The Partnership makes available free of charge at this website (under the caption “Investor Relations & Corporate Governance — SEC Filings”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website, under the caption “Investor Relations & Corporate Governance.” All of these documents are also available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our market areas; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses; (5) changes in laws and regulations, including safety, tax and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) reduced access to capital markets and interest rate fluctuations; and (15) the impact of pending and future legal proceedings.

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
Based on the most recent annual survey by the American Petroleum Institute, 2005 domestic retail propane sales (annual sales for other than chemical uses) totaled approximately 10.4 billion gallons and, based on LP-GAS magazine rankings, 2006 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales. Based upon 2005 sales data, management believes the Partnership’s 2007 retail volume represents approximately 9% of domestic retail sales.
Products, Services and Marketing
As of September 30, 2007, the Partnership served approximately 1.3 million customers from district locations in 46 states. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of British Columbia and Quebec.
The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. The Partnership distributed over one billion gallons of propane in fiscal year 2007. Approximately 90% of the Partnership’s fiscal year 2007 sales (based on gallons sold) were to retail accounts and approximately 10% were to wholesale customers. Sales to residential customers in fiscal year 2007 represented approximately 40% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 14%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of 2007 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.

The Partnership continues to expand its ACE program. At September 30, 2007, ACE cylinders were available at approximately 23,600 retail locations throughout the United States. Sales of our ACE grill cylinders to retailers are included in the commercial/industrial market. The ACE program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders or to purchase filled cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to fill customers’ 20-pound propane grill cylinders directly at the retailer’s location.
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
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2007, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2008. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, no single supplier provided more than 10% of the Partnership’s total propane supply in fiscal year 2007. In certain market areas, however, some suppliers provide more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.

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

The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas, a major storage area.
Average Propane Spot Market Prices
Competition
Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating, and cooking. However, in some areas electricity may have a competitive price advantage or be relatively equivalent in price to propane due to government regulated rate caps on electricity. Additionally, high efficiency electric heat pumps have led to a decrease in the cost of electricity for heating. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

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
Trade Names, Trade and Service Marks
The Partnership markets propane principally under the “AmeriGas®,” and “America’s Propane Company®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. Approximately 55% to 60% of the Partnership’s retail sales volume occurs, and substantially all of the Partnership’s income is earned, during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation
The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or, the “Superfund Law”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws. See Notes 2 and 11 to the Company’s Consolidated Financial Statements.
All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. The most recent editions of NFPA Pamphlet No. 58, adopted by a majority of states, requires certain stationary cylinders that are filled in place to be re-qualified periodically, depending on the date of manufacture and previous schedule of re-qualification. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.
With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and to conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.

Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2007, the General Partner had approximately 6,200 employees, including approximately 430 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.
ITEM 1A. RISK FACTORS
There are many factors that may affect our business and results of operations. Additional discussion regarding factors that may affect our businesses and operating results is included elsewhere in this Report.
Risks Related to Our Business
Decreases in the demand for propane because of warmer-than-normal heating season weather or unfavorable weather may adversely affect our results of operations.
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
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our ACE operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of unfavorable weather conditions can negatively affect our ACE revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane-filled appliances which could reduce the demand for our portable propane tank exchange services.

Our profitability is subject to propane pricing and inventory risk.
The retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that we and other marketers purchase can change rapidly over a short period of time. Most of our propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas or Conway, Kansas. Because our profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the industry, we may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause us to sell inventory at less than the price we purchased it, which would adversely affect our operating results.
High propane prices can lead to customer conservation, resulting in reduced demand for our product.
Prices for propane are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high propane costs such as those experienced in fiscal years 2007 and 2006, our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.
Supplier defaults may have a negative effect on our operating results.
When we enter into fixed-price sales contracts with customers, we also enter into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of propane, a default of one or more of our suppliers under such contracts could cause us to purchase propane at higher prices which would have a negative impact on our operating results.
Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers, a change in the market price of propane could create a margin payment obligation for us and expose us to an increased liquidity risk.
Our operations may be adversely affected by competition from other energy sources.
Propane competes with other sources of energy, some of which are less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations. We compete for customers against suppliers of electricity, fuel oil and natural gas.
Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.

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
Our ability to grow will be adversely affected if we are not successful in making acquisitions or integrating the acquisitions we have made.
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
We may be unable to timely respond to changes within the propane sector that may result from regulatory initiatives to further increase competition within our industry. Such regulatory initiatives may create opportunities for additional competitors to enter our markets, and, as a result, we may be unable to maintain our revenues or continue to pursue our current business strategy.
Our net income will decrease if we are required to incur additional costs to comply with new governmental safety, health, transportation and environmental regulations.
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
Risks Inherent in an Investment in Our Common Units
Cash distributions are not guaranteed and may fluctuate with our performance.
Although we distribute all of our available cash each quarter, the amount of cash that we generate each quarter fluctuates. As a result, we cannot guarantee that we will pay the current regular quarterly distribution each quarter. Available cash generally means, with respect to any fiscal quarter, all cash on hand at the end of each quarter, plus all additional cash on hand as of the date of the determination of available cash resulting from borrowings after the end of the quarter, less the amount of reserves established to provide for the proper conduct of our business, to comply with applicable law or agreements, or to provide funds for future distributions to partners. The actual amount of cash that is available to be distributed each quarter will depend upon numerous factors, including:
•	our cash flow generated by operations;

•	the weather in our areas of operation;

•	our borrowing capacity under our bank credit facilities;

•	required principal and interest payments on our debt;

•	fluctuations in our working capital;

•	our cost of acquisitions (including related debt service payments);

•	restrictions contained in our debt instruments;

•	our capital expenditures;

•	our issuances of debt and equity securities;

•	reserves made by our General Partner in its discretion;

•	prevailing economic and industry conditions; and

•	financial, business and other factors, a number of which are beyond our control.
Our General Partner has broad discretion to determine the amount of “available cash” for distribution to holders of our equity securities through the establishment and maintenance of cash reserves, thereby potentially lessening and limiting the amount of “available cash” eligible for distribution.
Our General Partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our General Partner to establish reserves. Decisions as to amounts to be reserved have a direct impact on the amount of available cash for distributions because reserves are taken into account in computing available cash. Each fiscal quarter, our General Partner may, in its reasonable discretion, determine that amounts to be reserved, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:
•	to comply with terms of any of our agreements or obligations, including the establishment of reserves to fund the payment of interest and principal in the future of debt securities;

•	to provide for level distributions of cash notwithstanding the seasonality of our business; and

•	to provide for future capital expenditures and other payments deemed by our General Partner to be necessary or advisable.
The decision by our General Partner to establish reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our equity securities will not receive payments unless we are able to first satisfy our own obligations and the establishment of any reserves.
Holders of Common Units may experience dilution of their interests.
We may issue an unlimited number of additional limited partner interests and other equity securities, including senior equity securities, for such consideration and on such terms and conditions as shall be established by our General Partner in its sole discretion, without the approval of any unitholders. We also may issue an unlimited number of partnership interests junior to the Common Units without a unitholder vote. When we issue additional equity securities, a unitholder’s proportionate partnership interest will decrease and the amount of cash distributed on each unit and the market price of the Common Units could decrease. Issuance of additional Common Units will also diminish the relative limited voting power of each previously outstanding unit. Please read “Holders of Common Units have limited voting rights, management and control of us” below. The ultimate effect of any such issuance may be to dilute the interests of holders of units in AmeriGas Partners and to make it more difficult for a person or group to remove our General Partner or otherwise change our management.

 The market price of the Common Units may be adversely affected by various change of management provisions.
Our Partnership Agreement contains certain provisions that are intended to discourage a person or group from attempting to remove our General Partner as general partner or otherwise change the management of AmeriGas Partners. If any person or group other than the General Partner or its affiliates acquires beneficial ownership of 20% or more of the Common Units, such person or group will lose its voting rights with respect to all of its Common Units. The effect of these provisions and the change of control provisions in our debt instruments may be to diminish the price at which the Common Units will trade under certain circumstances.
Restrictive covenants in the agreements governing our indebtedness and other financial obligations may reduce our operating flexibility.
The various agreements governing our and the Operating Partnership’s indebtedness and other financing transactions restrict quarterly distributions. These agreements contain various negative and affirmative covenants applicable to us and the Operating Partnership and some of these agreements require us and the Operating Partnership to maintain specified financial ratios. If we or the Operating Partnership violate any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit our and the Operating Partnership’s ability to, among other things:
•	incur additional indebtedness;

•	engage in transactions with affiliates;

•	create or incur liens;

•	sell assets;

•	make restricted payments, loans and investments;

•	enter into business combinations and asset sale transactions; and

•	engage in other lines of business.
Holders of Common Units have limited voting rights, management and control of us.
Our General Partner manages and operates AmeriGas Partners. Unlike the holders of common stock in a corporation, holders of outstanding Common Units have only limited voting rights on matters affecting our business. Holders of Common Units have no right to elect the general partner or its directors, and our General Partner generally may not be removed except pursuant to the vote of the holders of not less than two-thirds of the outstanding units. In addition, removal of the general partner may result in a default under our debt instruments and loan agreements. As a result, holders of Common Units have limited say in matters affecting our operations and others may find it difficult to attempt to gain control or influence our activities.
Holders of Common Units may be required to sell their Common Units against their will.
If at any time our General Partner and its affiliates hold 80% or more of the issued and outstanding Common Units, our General Partner will have the right (but not the obligation) to purchase all, but not less than all, of the remaining Common Units held by nonaffiliates at certain specified prices pursuant to the Partnership Agreement. Accordingly, under certain circumstances holders of Common Units may be required to sell their Common Units against their will and the price that they receive for those securities may be less than they would like to receive. They may also incur a tax liability upon a sale of their Common Units.
Holders of Common Units may not have limited liability in certain circumstances and may be liable for the return of distributions that cause our liabilities to exceed our assets.
The limitations on the liability of holders of Common Units for the obligations of a limited partnership have not been clearly established in some states. If it were determined that AmeriGas Partners had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right or the exercise of the right by the holders of Common Units as a group to remove or replace our General Partner, to make certain amendments to our Partnership Agreement or to take other action pursuant to that Partnership Agreement constituted participation in the “control” of the business of AmeriGas Partners, then a holder of Common Units could be held liable under certain circumstances for our obligations to the same extent as our General Partner. We are not obligated to inform holders of Common Units about whether we are in compliance with the limited partnership statutes of any states.

Holders of Common Units may also have to repay AmeriGas Partners amounts wrongfully returned or distributed to them. Under Delaware law, we may not make a distribution to holders of Common Units if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date.
Our General Partner has conflicts of interest and limited fiduciary responsibilities, which may permit our General Partner to favor its own interest to the detriment of holders of Common Units.
Conflicts of interest can arise as a result of the relationships between AmeriGas Partners, on the one hand, and the General Partner and its affiliates, on the other. The directors and officers of the General Partner have fiduciary duties to manage the General Partner in a manner beneficial to the General Partner’s sole shareholder, AmeriGas, Inc., a wholly owned subsidiary of UGI Corporation. At the same time, the General Partner has fiduciary duties to manage AmeriGas Partners in a manner beneficial to both it and the unitholders. The duties of our General Partner to AmeriGas Partners and the unitholders, therefore, may come into conflict with the duties of the directors and officers of our General Partner to its sole shareholder, AmeriGas, Inc.
Such conflicts of interest might arise in the following situations, among others:
•
Decisions of our General Partner with respect to the amount and timing of cash expenditures, borrowings, issuances of additional units and reserves in any quarter affect whether and the extent to which there is sufficient available cash from operating surplus to make quarterly distributions in a given quarter. In addition, actions by our General Partner may have the effect of enabling the General Partner to receive distributions that exceed 2% of total distributions.

•	AmeriGas Partners does not have any employees and relies solely on employees of the General Partner and its affiliates.

•
Under the terms of the Partnership Agreement, we reimburse our General Partner and its affiliates for costs incurred in managing and operating AmeriGas Partners, including costs incurred in rendering corporate staff and support services to us.

•
Any agreements between us and our General Partner and its affiliates do not grant to the holders of Common Units, separate and apart from AmeriGas Partners, the right to enforce the obligations of our General Partner and such affiliates in our favor. Therefore, the General Partner, in its capacity as the general partner of AmeriGas Partners, is primarily responsible for enforcing such obligations.

•
Under the terms of the Partnership Agreement, our General Partner is not restricted from causing us to pay the General Partner or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of such entities on behalf of AmeriGas Partners. Neither the Partnership Agreement nor any of the other agreements, contracts and arrangements between us, on the one hand, and the General Partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations.

•	Our General Partner may exercise its right to call for and purchase units as provided in the Partnership Agreement or assign such right to one of its affiliates or to us.
Our Partnership Agreement expressly permits our General Partner to resolve conflicts of interest between itself or its affiliates, on the one hand, and us or the unitholders, on the other, and to consider, in resolving such conflicts of interest, the interests of other parties in addition to the interests of the unitholders. In addition, the Partnership Agreement provides that a purchaser of Common Units is deemed to have consented to certain conflicts of interest and actions of our General Partner and its affiliates that might otherwise be prohibited and to have agreed that such conflicts of interest and actions do not constitute a breach by the General Partner of any duty stated or implied by law or equity. The General Partner is not in breach of its obligations under the Partnership Agreement or its duties to us or the unitholders if the resolution of such conflict is fair and reasonable to us. The latitude given in the Partnership Agreement to the General Partner in resolving conflicts of interest may significantly limit the ability of a unitholder to challenge what might otherwise be a breach of fiduciary duty.
Our Partnership Agreement expressly limits the liability of our General Partner by providing that the General Partner, its affiliates and its officers and directors are not liable for monetary damages to us, the limited partners or assignees for errors of judgment or for any actual omissions if the General Partner and other persons acted in good faith. In addition, we are required to indemnify our General Partner, its affiliates and their respective officers, directors, employees and agents to the fullest extent permitted by law, against liabilities, costs and expenses incurred by our General Partner or such other persons, if the General Partner or such persons acted in good faith and in a manner they reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceedings, had no reasonable cause to believe the conduct was unlawful.

 Our General Partner may voluntarily withdraw or sell its general partner interest.
Our General Partner may withdraw as the general partner of AmeriGas Partners and the Operating Partnership without the approval of our unitholders. Our General Partner may also sell its general partner interest in AmeriGas Partners and the Operating Partnership without the approval of our unitholders. Any such withdrawal or sale could have a material adverse effect on us and could substantially change the management and resolutions of conflicts of interest, as described above.
Tax Risks
The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to holders of Common Units.
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
The law could be changed so as to cause us to be treated as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. If we become subject to widespread entity-level taxation for state tax purposes, it could substantially reduce distributions to our unitholders. Our Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, certain provisions of our Partnership Agreement will be subject to change. These changes would include a decrease in the current regular quarterly distribution and the target distribution levels to reflect the impact of this law on us. Any such reductions could increase our General Partner’s percentage of cash distributions and decrease our limited partners’ percentage of cash distributions.

States may subject partnerships to entity-level taxation in the future; thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in our distribution levels.
Several states have enacted or are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If additional states were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced.
Holders of Common Units will likely be subject to state, local and other taxes in states where holders of Common Units live or as a result of an investment in the Common Units.
In addition to United States federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the unitholder resides or in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all applicable United States federal, state and local tax returns.
A successful IRS contest of the federal income tax positions that we take may adversely affect the market for Common Units and the costs of any contest will be borne directly or indirectly by the unitholders and our General Partner.
We have not requested a ruling from the IRS with respect to our classification as a partnership for federal income tax purposes, the classification of any of the revenue from our propane operations as “qualifying income” under Section 7704 of the Internal Revenue Code, or any other matter affecting us. Accordingly, the IRS may adopt positions that differ from the conclusions expressed herein or the positions taken by us. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of such conclusions or the positions taken by us. A court may not concur with some or all of our positions. Any contest with the IRS may materially and adversely impact the market for the Common Units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by the unitholders and our General Partner.
Holders of Common Units may be required to pay taxes even if they do not receive any cash distributions.
A unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder’s allocable share of our income, even if the unitholder receives no cash distributions from us. We cannot guarantee that a unitholder will receive cash distributions equal to the unitholder’s allocable share of our taxable income or even the tax liability to the unitholder resulting from that income. Further, a unitholder may incur a tax liability, in excess of the amount of cash received, upon the sale of the unitholder’s Common Units.

Ownership of Common Units may have adverse tax consequences for tax-exempt organizations and certain other investors.
Investment in Common Units by certain tax-exempt entities, regulated investment companies and foreign persons raises issues unique to them. For example, virtually all of our taxable income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to the unitholder. Distributions to foreign persons will be reduced by withholding taxes.
There are limits on the deductibility of losses that may adversely affect holders of Common Units.
In the case of taxpayers subject to the passive loss rules (generally, individuals, closely-held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of the unitholder’s entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships.
Our tax shelter registration could increase the risk of a potential audit by the IRS.
We are registered with the IRS as a “tax shelter.” The IRS has issued to us the following tax shelter registration number: 95-192000149. Issuance of the registration number does not indicate that an investment in us or the claimed tax benefits have been reviewed, examined or approved by the IRS. We cannot guarantee that we will not be audited by the IRS or that tax adjustments will not be made. The rights of a unitholder owning less than a 1% profits interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns will lead to adjustments in the unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. Each unitholder would bear the cost of any expenses incurred in connection with an examination of the unitholder’s personal tax return.
Tax gain or loss on disposition of Common Units could be different than expected.
A unitholder who sells Common Units will recognize the gain or loss equal to the difference between the amount realized, including the unitholder’s share of our nonrecourse liabilities, and the unitholder’s adjusted tax basis in the Common Units. Prior distributions in excess of cumulative net taxable income allocated for a common unit which decreased a unitholder’s tax basis in that common unit will, in effect, become taxable income if the common unit is sold at a price greater than the unitholder’s tax basis in that common unit, even if the price is less than the unit’s original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income. Furthermore, should the IRS successfully contest some conventions used by us, a unitholder could recognize more gain on the sale of Common Units than would be the case under those conventions, without the benefit of decreased income in prior years.

The reporting of partnership tax information is complicated and subject to audits.
We will furnish each unitholder with a Schedule K-1 that sets forth the unitholder’s share of our income, gains, losses and deductions. In preparing these schedules, we will use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, our tax return may be audited, which could result in an audit of a unitholder’s individual tax return and increased liabilities for taxes because of adjustments resulting from the audit.
There is a possibility of loss of tax benefits relating to nonconformity of Common Units and nonconforming depreciation conventions.
Because we cannot match transferors and transferees of Common Units, uniformity of the tax characteristics of the Common Units to a purchaser of Common Units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions which we believe conform to Treasury Regulations under Section 743(b) of the Internal Revenue Code. A successful challenge to those conventions by the IRS could adversely affect the amount of tax benefits available to a purchaser of Common Units and could have a negative impact on the value of the Common Units.
Holders of Common Units may have negative tax consequences if we default on our debt or sell assets.
If we default on any of our debt, the lenders will have the right to sue us for non-payment. This could cause an investment loss and negative tax consequences for unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, our unitholders could have increased taxable income without a corresponding cash distribution.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of September 30, 2007, the Partnership owned approximately 83% of its district locations. The Partnership owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to an LPG marketer for the storage of LPG.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2007, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased

530	Trailers	92	8
300	Tractors	27	73
180	Railroad tank cars	0	100
2,600	Bobtail trucks	13	87
330	Rack trucks	9	91
2,200	Service and delivery trucks	16	84
Other assets owned at September 30, 2007 included approximately 900,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 2.7 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,400 large volume tanks with typical capacities of more than 2,000 gallons which are used for its own storage requirements.
ITEM 3. LEGAL PROCEEDINGS
With the exception of the matter set forth below, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership’s business.
Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas OLP (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants’ failure to install underground propane lines at depths required by applicable safety standards. In 2003, we settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, we filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to AmeriGas OLP’s acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys’ fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the last fiscal quarter of the 2007 fiscal year.
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

	Price Range		Cash
2007 Fiscal Year	High	Low	Distribution

Fourth Quarter	$38.00	$31.20	$0.86
Third Quarter	38.89	32.62	0.61
Second Quarter	34.00	31.28	0.58
First Quarter	33.10	30.35	0.58

	Price Range		Cash
2006 Fiscal Year	High	Low	Distribution

Fourth Quarter	$31.27	$29.40	$0.58
Third Quarter	31.35	28.27	0.58
Second Quarter	31.83	28.22	0.56
First Quarter	32.54	27.10	0.56
As of November 23, 2007, there were 1,319 record holders of the Partnership’s Common Units.
The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended by Amendment No. 1 (the “Partnership Agreement”). Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership’s debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership’s business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this report is incorporated herein by reference to Notes 5 and 6 to the Partnership’s Consolidated Financial Statements which are incorporated herein by reference.

During fiscal year 2007, the Partnership issued 166,205 Common Units to the General Partner. The Partnership relied on the exemption from the provisions of Section 5 of the Securities Act of 1933, as amended (the “Act”), contained in Section 4(2) of the Act for transactions not involving a public offering. For additional information, see “Related Person Transactions” under Item 13.
ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	September 30,
	2007	2006	2005	2004	2003
	(Thousands of dollars, except per unit)
FOR THE PERIOD:
Income statement data:
Revenues	$2,277,375	$2,119,266	$1,963,256	$1,775,900	$1,628,424

Net income	$190,784	$91,158	$60,845	$91,854	$71,958

Limited partners’ interest in net income	$185,184	$90,246	$60,237	$90,935	$71,238

Income per limited partner unit — basic and diluted (a)	$3.15	$1.59	$1.10	$1.71	$1.42

Cash distributions declared per limited partner unit	$2.63	$2.28	$2.22	$2.20	$2.20

AT PERIOD END:
Balance sheet data:
Current assets	$375,020	$368,209	$417,740	$298,116	$250,244
Total assets	1,696,784	1,611,767	1,663,075	1,550,227	1,496,088
Current liabilities (excluding debt)	376,668	378,331	338,928	292,402	253,255
Total debt	933,042	933,746	913,502	901,351	927,286
Minority interests	11,386	10,448	8,570	7,749	7,005
Partners’ capital	311,228	221,503	337,417	289,038	253,683

OTHER DATA:
Capital expenditures (including capital leases)	$73,764	$70,915	$63,584	$62,303	$53,429
Retail propane gallons sold (millions)	1,006.7	975.2	1,034.9	1,059.1	1,074.9
Degree days — % (warmer) colder than normal (b)	(6.5)	(10.2)	(6.9)	(4.9)	0.2

(a)	Calculated in accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”

(b)
Deviation from average heating degree days for the 30-year period of 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the United States, excluding Alaska.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
AmeriGas Partners is the largest retail propane marketer in the United States, with sales to retail customers of more than a billion gallons during the year ended September 30, 2007 (“Fiscal 2007”). We deliver propane to more than a million customers from our distribution locations in 46 states. The propane industry is mature, with only modest growth in residential customer demand. Accordingly, our growth strategy focuses on acquisition of other propane marketers and internal growth to be achieved by leveraging our geographic coverage to secure regional and national accounts, serving the growing grill cylinder program and offering superior customer service.
During the past three years our financial results reflect growth achieved through (1) acquisitions of retail propane distribution and cylinder refurbishment businesses, (2) additions of multi-location regional and national accounts and new distribution points for our cylinder exchange operation, and (3) growth in our traditional residential and commercial customer base. During Fiscal 2007, we achieved record net income of $190.8 million which includes, among other things, the effects of a $46.1 million gain from the sale of our 3.5 million barrel liquefied petroleum gas storage facility located in Arizona. Net income during the year ended September 30, 2006 (“Fiscal 2006”) includes the impact of a $17.1 million loss on early extinguishment of debt related to debt refinancings. Colder temperatures during Fiscal 2007 had a favorable impact on our retail volumes sold and total margin compared to the prior year. Our AmeriGas Cylinder Exchange program also experienced higher volumes sold primarily reflecting customer growth.
In Fiscal 2008 and beyond, we will continue to focus on growing our traditional customer base, as well as growing through acquisitions and our strategic account and grill cylinder program. We expect to achieve base business growth by providing best-in-class customer service and improving the effectiveness of our sales force, while maintaining competitive prices. In addition, we plan to manage the growth rate of operating and administrative expenses by executing a series of initiatives to enhance safety and productivity.
Analysis of Results of Operations
The following analysis compares the Partnership’s results of operations for (1) Fiscal 2007 with Fiscal 2006 and (2) Fiscal 2006 with the year ended September 30, 2005 (“Fiscal 2005”).

The following table provides gallon, weather and certain financial information for the Partnership and should be read in conjunction with “Fiscal 2007 Compared to Fiscal 2006” and “Fiscal 2006 Compared to Fiscal 2005” sections below.
(Millions of dollars, except where noted)

	Year Ended September 30,
	2007	2006	2005
Gallons sold (millions):
Retail	1,006.7	975.2	1,034.9
Wholesale	117.4	119.7	148.7

	1,124.1	1,094.9	1,183.6

Revenues:
Retail propane	$1,958.5	$1,816.0	$1,679.2
Wholesale propane	137.6	137.7	140.5
Other	181.3	165.6	143.6

	$2,277.4	$2,119.3	$1,963.3

Total margin (a)	$840.2	$775.5	$743.3
EBITDA (b)	$338.7	$237.9	$215.9
Operating income	$265.7	$184.1	$177.3
Net income	$190.8	$91.2	$60.8

Degree days — % warmer than normal (c)	6.5%	10.2%	6.9%

(a)	Total margin represents total revenues less cost of sales-propane and cost of sales-other.

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

	Year Ended September 30,
	2007	2006	2005

Net income	$190.8	$91.2	$60.8
Income tax expense	0.8	0.2	1.5
Interest expense	71.5	74.1	79.9
Depreciation	71.6	67.8	68.2
Amortization	4.0	4.6	5.5

EBITDA	$338.7	$237.9	$215.9

(c)
Deviation from average heating degree days for the 30-year period of 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Fiscal 2007 Compared with Fiscal 2006
Temperatures in the Partnership’s service territories based upon heating degree days during Fiscal 2007 were 6.5% warmer than normal compared with temperatures that were 10.2% warmer than normal during Fiscal 2006. Retail propane volumes sold increased approximately 3.2% reflecting greater demand attributable to the colder weather and the effects of higher sales in our AmeriGas Cylinder Exchange program.
Retail propane revenues increased $142.5 million reflecting an $83.8 million increase due to higher average selling prices and $58.7 million due to the higher volumes sold. Wholesale propane revenues decreased slightly reflecting a $2.6 million decrease due to lower volumes sold largely offset by a $2.5 million increase due to higher average selling prices. In Fiscal 2007, our average retail propane product cost per retail gallon sold was approximately 4% higher than in Fiscal 2006 resulting in higher year-over-year prices to our customers. Total cost of sales increased to $1,437.2 million in Fiscal 2007 from $1,343.8 million in Fiscal 2006 primarily reflecting the increase in propane product costs and the increased volumes sold. Total margin increased $64.7 million principally due to the higher average retail propane margins per gallon, the higher volumes and higher fees in response to increases in operating and administrative expenses.
EBITDA during Fiscal 2007 increased $100.8 million as a result of the previously mentioned increase in total margin, a $46.1 gain from the sale of the Partnership’s storage facility in Arizona, and the absence of a $17.1 million loss on early extinguishments of debt recorded in Fiscal 2006 partially offset by a $27.2 million increase in operating and administrative expenses. The $17.1 million loss on early extinguishments of debt incurred during Fiscal 2006 was associated with the refinancings of AmeriGas OLP’s Series A and Series C First Mortgage Notes totaling $228.8 million, and $59.6 million of AmeriGas Partners’ 10% Senior Notes, with $350 million of 7.125% AmeriGas Partners’ Senior Notes due 2016. The Partnership also used a portion of the proceeds from the issuance of the 7.125% Senior Notes to repay AmeriGas OLP’s $35 million term loan. The increase in Fiscal 2007 operating and administrative expenses principally resulted from higher (1) employee compensation and benefits, (2) vehicle costs and (3) maintenance and repairs expenses. Both Fiscal 2007 and 2006 benefited from favorable expense reductions related to general insurance primarily reflecting improved claims experience.
Operating income increased $81.6 million mainly reflecting the previously mentioned increase in EBITDA but excluding the impact of the prior period’s $17.1 million loss on extinguishment of debt (which is included in EBITDA but not operating income) slightly offset by greater depreciation expense. Net income in Fiscal 2007 increased $99.6 million reflecting the increase in operating income, the absence of the Fiscal 2006 loss on extinguishment of debt and a decrease in interest expense.

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
EBITDA during Fiscal 2006 increased $22.0 million compared to Fiscal 2005 as a result of the previously mentioned increase in total margin and a $16.5 million decrease in losses on early extinguishments of debt ($17.1 million of such losses in Fiscal 2006 compared to $33.6 million in Fiscal 2005). These favorable year-over-year changes were partially offset by a $17.2 million increase in operating and administrative expenses and a $9.5 million decrease in other income. Other income in Fiscal 2005 benefited from a $9.1 million pre-tax gain on the sale of AmeriGas Propane’s 50% ownership interest in Atlantic Energy to Energy Services, Inc. (“Energy Services”), which is owned by an affiliate of UGI. The increase in operating and administrative expenses principally resulted from higher (1) vehicle fuel and lease costs, (2) employee compensation and benefits costs, and (3) repairs and maintenance expenses. These increases were partially offset by a $7.2 million favorable net expense reduction related to general insurance and litigation, primarily reflecting improved claims history. During Fiscal 2006, the Partnership recovered significant increases in certain costs, such as vehicle fuel, through delivery surcharges.
Operating income increased $6.8 million reflecting the previously mentioned increase in total margin and a $1.2 million decrease in depreciation and amortization expense, largely offset by the aforementioned $17.2 million increase in operating and administrative expenses and decrease in other income. Net income in Fiscal 2006 increased $30.3 million principally reflecting the previously mentioned increase in EBITDA and a $5.8 million decrease in interest expense resulting from the previously mentioned debt refinancings and reduced use of our revolving credit facility.

Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2007 totaled $933.0 million. There were no amounts outstanding under AmeriGas OLP’s Credit Agreement at September 30, 2007.
AmeriGas OLP’s Credit Agreement expires on October 15, 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.0 million at September 30, 2007 and $58.9 million at September 30, 2006. Approximately the same amounts were outstanding all year in each of the respective fiscal years. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during Fiscal 2007 were $1.6 million and $92.0 million, respectively. There were no significant borrowings under the Credit Agreement during Fiscal 2006.
AmeriGas Partners periodically issues equity securities in public offerings and may continue to do so. Proceeds from the Partnership’s equity offerings have generally been used by the Partnership to reduce indebtedness and for general Partnership purposes, including funding acquisitions. The Partnership has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.
In order to borrow under its Credit Agreement, AmeriGas OLP must satisfy certain financial covenants including, but not limited to, a minimum interest coverage ratio, a maximum debt to EBITDA ratio and a minimum EBITDA, as defined. AmeriGas OLP’s financial covenants calculated as of September 30, 2007 permitted it to borrow up to the maximum amount available under its Credit Agreement. For a more detailed discussion of the Partnership’s credit facilities, see Note 6 to Consolidated Financial Statements. Based upon existing cash balances, cash expected to be generated from operations and borrowings available under its Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs in Fiscal 2008.
Partnership Distributions
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash as defined in the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) for such quarter. Available Cash generally means:
1.	all cash on hand at the end of such quarter,
2.	plus all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter,

3.	less the amount of cash reserves established by the General Partner in its reasonable discretion.

The General Partner may establish reserves for the proper conduct of the Partnership’s business and for distributions during the next four quarters. In addition, certain of the Partnership’s debt agreements require reserves be established for the payment of debt principal and interest. Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (giving effect to the 1.01% interest of the General Partner in distributions of Available Cash from AmeriGas OLP to AmeriGas Partners) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). If Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution than its 1% general partner interest in AmeriGas Partners (the “incentive distribution”) but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605. Accordingly, because the Partnership made distributions to Common Unitholders of $0.61 per limited partner unit on May 18, 2007 and $0.86 per limited partner unit on August 18, 2007 (which amount included a one-time $0.25 per limited partner unit increase in the regular quarterly distribution reflecting a distribution of a portion of the proceeds from the sale of the Partnership’s Arizona storage facility), the General Partner received a greater percentage of the total Partnership distributions than its aggregate 2% general partner interest in AmeriGas Partners and AmeriGas OLP. The total amount of distributions received by the General Partner with respect to its 1% general partner interest in AmeriGas Partners during Fiscal 2007 totaled $5.2 million which includes approximately $3.7 million of incentive distributions.
As previously mentioned, on July 30, 2007, the General Partner’s Board of Directors approved a distribution of $0.86 per Common Unit payable on August 18, 2007 to unitholders of record on August 10, 2007. This distribution included the regular quarterly distribution of $0.61 per Common Unit and $0.25 per Common Unit reflecting a distribution of a portion of the proceeds from the Partnership’s sale of its Arizona storage facility in July 2007.
A reasonable proxy for the amount of cash available for distribution that is generated by the Partnership can be calculated by subtracting from the Partnership’s EBITDA interest expense and capital expenditures needed to maintain operating capacity and adding back losses on extinguishments of debt associated with refinancings.

Partnership distributable cash as calculated under this method for Fiscal 2007, 2006 and 2005 is as follows:

Year Ended September 30,
(Millions of dollars)	2007	2006	2005

Net income	$190.8	$91.2	$60.8
Income tax expense	0.8	0.2	1.5
Interest expense	71.5	74.1	79.9
Depreciation	71.6	67.8	68.2
Amortization	4.0	4.6	5.5

EBITDA	338.7	237.9	215.9
Interest expense	(71.5)	(74.1)	(79.9)
Maintenance capital expenditures	(27.2)	(23.6)	(19.3)
Loss on extinguishment of debt	—	17.1	33.6

Distributable cash	$240.0	$157.3	$150.3

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

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2007 including obligations associated with long-term debt, interest on long-term fixed-rate debt, lease obligations and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2007:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal	Fiscal 2013
(Millions of dollars)	Total	2008	2009-2010	2011-2012	and thereafter
Long-term debt	$932.2	$1.5	$150.9	$14.8	$765.0
Interest on long-term fixed-rate debt	499.4	68.1	129.9	111.4	190.0
Operating leases	224.2	47.3	74.1	51.1	51.7
Propane supply contracts	25.8	25.8	—	—	—

Total	$1,681.6	$142.7	$354.9	$177.3	$1,006.7

Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its Credit Agreement to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $204.5 million in Fiscal 2007, $177.8 million in Fiscal 2006 and $183.6 million in Fiscal 2005. Cash flow from operating activities before changes in operating working capital was $234.7 million in Fiscal 2007, $185.3 million in Fiscal 2006 and $166.9 million in Fiscal 2005. Cash required to fund changes in operating working capital totaled $30.2 million in Fiscal 2007 and $7.4 million in Fiscal 2006 compared to cash provided from changes in operating working capital of $16.7 million in Fiscal 2005. The increase in cash flow from operations in Fiscal 2007 primarily reflects the improved earnings partially offset by greater cash used to fund working capital.
Investing activities. Cash flow used in investing activities was $97.5 million in Fiscal 2007, $63.1 million in Fiscal 2006 and $55.4 million in Fiscal 2005. We spent $73.8 million for property, plant and equipment (comprising $27.2 million of maintenance capital expenditures and $46.6 million of growth capital expenditures) in Fiscal 2007 compared to expenditures of $70.7 million for property, plant and equipment (comprising $23.6 million of maintenance capital expenditures and $47.1 million of growth capital expenditures) in Fiscal 2006. In July 2007, the Partnership completed the sale of its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona for net cash proceeds of $49.0 million. Also during Fiscal 2007, the Partnership acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA, and several cylinder refurbishing businesses for total net cash consideration of $78.8 million.
Financing activities. Cash flow used by financing activities was $157.7 million in Fiscal 2007, $129.1 million in Fiscal 2006 and $69.5 million in Fiscal 2005. The Partnership’s financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests.

Related Party Transactions
In September 2007, in conjunction with a propane business acquisition, the Partnership issued 166,205 Common Units to the General Partner in consideration for the retention of certain income tax liabilities at a price of $34.28 per Common Unit. See Notes 3 and 12 to Consolidated Financial Statements for more information related to this transaction.
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $333.6 million, $313.6 million and $303.6 million in Fiscal 2007, 2006 and 2005, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI Corporation (“UGI”) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $10.8 million, $10.4 million and $13.1 million in Fiscal 2007, 2006 and 2005, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These costs totaled $2.5 million, $2.7 million and $3.1 million in Fiscal 2007, 2006 and 2005, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $34.7 million, $37.7 million and $28.5 million during Fiscal 2007, 2006 and 2005, respectively. Amounts due to Energy Services at September 30, 2007 and 2006 totaled $3.5 million and $3.1 million, respectively, which are included in accounts payable – related parties in our Consolidated Balance Sheets.
The Partnership sold propane to certain affiliates of UGI. Such amounts were not material during Fiscal 2007, 2006 or 2005.
Off-Balance Sheet Arrangements
We do not have any off–balance sheet arrangements that are expected to have an effect on the Partnership’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Our variable rate debt includes borrowings under AmeriGas OLP’s Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The Partnership generally did not need to use its Revolving Credit Facility during Fiscal 2007 to fund its operations. At September 30, 2007 and 2006, there were no borrowings outstanding under the Credit Agreement.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $48.1 million and $53.7 million at September 30, 2007 and 2006, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $52.0 million and $58.4 million at September 30, 2007 and 2006, respectively.
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

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2007 and 2006. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

		Change in Fair
	Fair Value	Value
	(Millions of dollars)
September 30, 2007
Propane swap contracts	$18.3	$(18.4)
Interest rate protection agreements	0.6	(4.4)

September 30, 2006
Propane swap and option contracts	$(26.2)	$(21.1)
Interest rate protection agreements	(0.3)	(4.3)
Because the Partnership’s derivative instruments generally qualify as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated anticipated transactions.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management. The Partnership has identified the following critical accounting policies that are most important to the portrayal of the Partnership’s financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with its Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.
Litigation accruals. The Partnership is involved in litigation regarding pending claims and legal actions that arise in the normal course of its business. In accordance with GAAP, the Partnership establishes reserves for pending claims and legal actions when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.
Depreciation and amortization of long-lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2007, our net property, plant and equipment totaled $634.0 million. Depreciation expense of $71.6 million was recorded during Fiscal 2007.

Purchase Price Allocation. From time to time, we enter into material business combinations. In accordance with SFAS No. 141, “Business Combinations,” the purchase price is allocated to the various assets and liabilities acquired at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be a complex and judgmental area and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” in February 2007 and SFAS No. 157 “Fair Value Measures” in September 2006. See Note 2 to the Consolidated Financial Statements for additional discussion of such pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
“Quantitative and Qualitative Disclosures About Market Risk” are contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk Disclosures” and are incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting and the financial statements and financial statement schedules referred to in the Index contained on page F-2 of this Report are incorporated herein by reference.
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

(b)	For “Management’s Annual Report on Internal Control Over Financial Reporting” see Item 8 of this Report (which information is incorporated herein by reference).

(c)
No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See “Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions” and Note 12 to the Partnership’s Consolidated Financial Statements.
The Board of Directors of the General Partner has an Audit Committee, Compensation/Pension Committee, Corporate Governance Committee and an Executive Committee. The functions of and other information about these committees is summarized below.
The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:
•	oversee the accounting and financial reporting processes and audits of the financial statements of the Partnership;

•	monitor the independence of the Partnership’s independent registered public accountants and the performance of the independent registered public accountants and internal audit staff;

•	oversee the adequacy of the Partnership’s controls relative to financial and business risk;

•	provide a means for open communication among the independent registered public accountants, management, internal audit staff and the Board of Directors; and

•	oversee compliance with applicable legal and regulatory requirements.
The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the independent registered public accountants. A copy of the current charter of the Audit Committee is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations – Corporate Governance.”
The Audit Committee members are Messrs. Pratt (Chairman), Marrazzo and Stoeckel. Each member of the Audit Committee is “independent” as defined by the New York Stock Exchange listing standards. In addition, the Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as “audit committee financial experts” within the meaning of the Securities and Exchange Commission regulations.
The Compensation/Pension Committee members are Messrs. Gozon (Chairman) and Marrazzo and Dr. Ban. The Committee establishes executive compensation policies and programs, recommends to the Board of Directors base salary, annual target bonus levels and long-term compensation awards for executives, approves corporate goals and objectives relating to the Chief Executive Officer’s compensation and reviews the General Partner’s management development and succession planning policies. Each member of the Compensation/Pension Committee is independent as defined by the New York Stock Exchange listing standards.
The Corporate Governance Committee members are Messrs. Stratton (Chairman), Gozon and Pratt. The Committee identifies nominees and reviews qualifications of persons eligible to stand for election as Directors and makes recommendations to the Board on these matters, advises the Board with respect to significant developments in corporate governance matters, reviews and assesses the performance of the Board and each Committee, and reviews and recommends director compensation. Each member of the Corporate Governance Committee is independent as defined by the New York Stock Exchange listing standards.
The Executive Committee members are Messrs. Stratton (Chairman), Gozon and Greenberg. The Committee has the full authority of the Board to act on matters between meetings of the Board, with specified limitations relating to major transactions.
The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations – Corporate Governance.” Copies of all corporate governance documents posted on the Partnership’s website are available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P. O. Box 965, Valley Forge, PA 19482.

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

Name	Age	Position with the General Partner

Lon R. Greenberg	57	Chairman and Director

Eugene V. N. Bissell	54	President, Chief Executive Officer and Director

John L. Walsh	52	Vice Chairman and Director

Stephen D. Ban	67	Director

Richard C. Gozon	69	Director

William J. Marrazzo	58	Director

Gregory A. Pratt	59	Director

Howard B. Stoeckel	61	Director

James W. Stratton	71	Director

William D. Katz	54	Vice President – Human Resources

Robert H. Knauss	54	Vice President, General Counsel and Corporate Secretary

David L. Lugar	50	Vice President – Supply and Logistics

Carey M. Monaghan	56	Vice President – Sales and Marketing

Jerry E. Sheridan	42	Vice President – Finance and Chief Financial Officer

William J. Stanczak	52	Controller and Chief Accounting Officer

Mr. Greenberg is a director (since 1994) and Chairman of the General Partner. He previously served as President and Chief Executive Officer of the General Partner from 1996 until July 2000. He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been Senior Vice President – Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc. and Aqua America, Inc.
Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000). He previously served as Senior Vice President – Sales and Marketing of the General Partner (October 1999 to July 2000), having served as Vice President – Sales and Operations (1995 to 1999). Previously, he was Vice President – Distributors and Fabrication, BOC Gases (1995), having been Vice President – National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI Corporation and its subsidiaries, including Director, Corporate Development. He is a member of the Board of Directors of the National Propane Gas Association and a member of the Kalamazoo College Board of Trustees.
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
Mr. Pratt was elected a director of the General Partner on May 24, 2005. He is Vice Chairman and a director of OAO Technology Solutions, Inc. (OAOT), an information technology professional services company (2002 to present). He joined OAOT in 1998 as President and CEO after OAOT acquired Enterprise Technology Group, Inc., a software engineering firm founded by Mr. Pratt. He served as President and COO of Intelligent Electronics, Inc. from 1991 through 1996, and was co-founder, and served as CFO of Atari Corp. and President of Atari (US) Corp. from 1984 through 1991. He serves as a director and is chair of the governance committee of Carpenter Technology Corporation and as a director of Ceridian Corporation.
Mr. Stoeckel was elected a director of the General Partner on September 30, 2006. Mr. Stoeckel is currently President and Chief Executive Officer of Wawa, Inc. and also serves as Vice Chairman of the Board of Directors of Wawa, Inc. Wawa, Inc. is a multi-state retailer of food products and gasoline. He joined Wawa, Inc. in 1987 as Vice President – Human Resources and was promoted to various positions, including Chief Operating Officer, Executive Vice President, Chief Retail Officer, and Vice President – Marketing. He also serves as a director of Riddle Memorial Hospital, a trustee for Rider University, and a member of the Main Line Health Board of Governors.
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
Mr. Katz is Vice President – Human Resources of the General Partner (since December 1999), having served as Vice President – Corporate Development (1996 to 1999). Previously, he was Vice President – Corporate Development of UGI Corporation (1995 to 1996). Prior to joining UGI Corporation, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day, Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.
Mr. Knauss is Vice President and General Counsel of the General Partner (since October 2003) and UGI Corporation (since September 2003). He is also Corporate Secretary of the General Partner (since 1994). Prior to October 2003, Mr. Knauss served as Vice President – Law and Associate General Counsel of the General Partner (1996 to 2003). Previously he was Group Counsel – Propane (1989 to 1996) of UGI Corporation. He joined UGI Corporation as Associate Counsel in 1985. Before joining UGI Corporation, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia, Pennsylvania.

Mr. Lugar is Vice President – Supply and Logistics of the General Partner (since September 2000). Previously, he served as Director – NGL Marketing for Conoco, Inc., where he spent 20 years in increasingly responsible positions in propane marketing, operations, and supply.
Mr. Monaghan is Vice President – Sales and Marketing of the General Partner (since May 2000). Prior to joining the General Partner, he was Vice President-General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for the 10 prior years.
Mr. Sheridan is Vice President – Finance and Chief Financial Officer of the General Partner (since August 2005). From 2003 to 2005, he served as President and Chief Executive Officer of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation, a global producer of inorganic specialty chemicals.
Mr. Stanczak is Controller and Chief Accounting Officer of the General Partner (since September 2004). Previously he held the position of Director – Corporate Accounting and Reporting of UGI Corporation (2003 to 2004). Mr. Stanczak also served as Controller of the Gas Utility Division of UGI Utilities, Inc., a subsidiary of UGI Corporation, from 1991 to 2003.
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

In making its determination of independence, the Board of Directors considered charitable contributions and underwriting support by the Partnership and its affiliates to WHYY, of which Mr. Marrazzo is the Chief Executive Officer, as well as ordinary course business transactions between the Partnership and its affiliates and companies for which Mr. Pratt serves on the Board of Directors. All such transactions were in compliance with the categorical standards set by the Board of Directors for determining director independence.
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
Typically, the General Partner does not forward to the Board of Directors communications from Unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including customer complaints, job inquiries, surveys and polls, business solicitations and junk mail.
These procedures have been posted on the Partnership’s website at www.amerigas.com (click the “Investor Relations and Corporate Governance” caption, then click on “Contact AmeriGas Propane, Inc. Board of Directors”).

Section 16(a) – Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during fiscal year 2007 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them, except (i) Mr. Stanczak did not timely report on a Form 4 the award of 750 restricted Common Units to his wife under the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees in October of 2006 and the October 2006 sale of 250 Common Units by his wife. These failures were inadvertent and the transactions were reported on a Form 4 four days late. AmeriGas Propane, Inc. did not timely report on a Form 4 the acquisition of 166,205 Common Units received in connection with a contribution of assets to AmeriGas Propane, L.P. See Note 12 to the Partnership’s Consolidated Financial Statements. This failure was inadvertent and the transaction was reported on a Form 4 eleven days late.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Compensation/Pension Committee of the General Partner are Messrs. Gozon and Marrazzo and Dr. Ban. None of the members is a former or current officer or employee of the General Partner or any of its subsidiaries. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.
COMPENSATION COMMITTEE REPORT
The Compensation/Pension Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors and the Board of Directors approved the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2007.
Compensation/Pension Committee
Richard C. Gozon, Chairperson
William J. Marrazzo
Stephen D. Ban

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Bissell, Sheridan, Greenberg, Walsh and Knauss. We refer to these executive officers as our “named executive officers.”
Compensation decisions for Messrs. Bissell and Sheridan were made by the Board of Directors of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P., after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Messrs. Greenberg, Walsh and Knauss were made by the Board of Directors of UGI, after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to one or more of the entities involved in the relevant compensation decisions, unless the context indicates otherwise.
Compensation Philosophy and Objectives
We believe that our compensation program for our named executive officers is designed to provide a competitive level of total compensation necessary to attract and retain talented and experienced executives. Additionally, our compensation program is intended to motivate our executives to contribute to our success and reward our executives for their performance and leadership excellence.
In fiscal year 2007, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards and stock option grants), perquisites, retirement benefits, and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program.
Determination of Competitive Compensation
The Compensation/Pension Committee engages Towers Perrin as its compensation consultant. Towers Perrin supports the Compensation/Pension Committee in performing its responsibilities with respect to our executive compensation program. The primary duties of Towers Perrin are to:
•	provide the Compensation/Pension Committee with independent and objective market data;

•	conduct compensation analysis; and

•	review and advise on pay programs and salary, target bonus and long-term incentive levels applicable to our executives.
These duties are performed annually. In addition, Towers Perrin recommends plan design changes as requested from time to time by the Compensation/Pension Committee.
Towers Perrin also performs other services for us and our affiliates under separate agreements. These services include providing (i) actuarial services for UGI’s pension plan, (ii) consulting services with respect to benefits programs, and (iii) non-discrimination testing for qualified benefit plans.

In assessing competitive compensation, we relied on data provided to us in fiscal year 2006 by Towers Perrin and applied this data as described herein. For Messrs. Bissell and Sheridan, Towers Perrin provided us with two reports: the “2006 Executive Cash Compensation Review” and the “Executive Compensation Analysis 2006 Long-Term Incentive Review.” Each of these reports includes an executive compensation analysis. We utilize similar but separate Towers Perrin data for UGI, including an executive compensation analysis, in determining compensation for Messrs. Greenberg, Walsh and Knauss.
For Messrs. Bissell and Sheridan, the executive compensation analysis is based on general industry data in Towers Perrin’s General Industry Executive Compensation Database, which includes approximately 800 companies. For Messrs. Greenberg, Walsh and Knauss, the analysis was weighted 75 percent based on the General Industry Executive Compensation Database and 25 percent based on Towers Perrin’s Energy Services Executive Compensation Database, which includes approximately 90 utility companies. This weighting is designed to approximate the relative sizes of UGI’s non-utility and utility businesses. Towers Perrin’s General Industry Executive Compensation Database is comprised of companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications.  The energy services and financial services industries are excluded from this database because compensation in these industries typically differs from general industry compensation practices.
For comparison purposes, due to the variance in size among the companies in the General Industry Executive Compensation Database, regression analysis, which is an objective analytical tool used to determine the relationship among data, was used to adjust the data for differences in company revenues. We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range in the salary grade approximates the 50th percentile of salaries for comparable executives included in the executive compensation database material referenced by Towers Perrin.
Elements of Compensation
Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners or UGI, as the case may be.
As noted above, we seek to position the midpoint of the applicable salary grade for our named executive officers to approximate the 50th percentile of salaries for comparable executives as determined in the applicable Towers Perrin executive compensation databases. Based on the data provided by Towers Perrin, we increased the range of salary in each salary grade by 2.5 percent. We also adjusted individual salaries to reflect merit increases. The merit increases were targeted at 3.5 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Criteria reviewed in such performance evaluations included: overall leadership, accomplishment of annual goals and objectives, development of an effective management team, and commitment to the job and company.

The following table sets forth each named executive officer’s fiscal year 2007 salary and his percentage increase over fiscal year 2006.

		Percentage Increase
		over Fiscal 2006
Name	Salary	Salary
Eugene V. N. Bissell	$426,400	4.0%
Jerry E. Sheridan	$269,000	3.5%
Lon R. Greenberg	$966,000	5.0%
John L. Walsh	$588,016	5.0%
Robert H. Knauss	$291,720	6.0%
Annual Bonus Awards
Our General Partner and UGI annual bonus plans provide our named executive officers with the opportunity to earn annual cash incentives provided that certain performance goals are satisfied. Our annual cash incentives are intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance will result in the enhancement of partnership unitholder or shareholder value.
In determining the target award levels under our annual bonus plan, we reviewed information in the Towers Perrin executive compensation databases regarding the percentage of salary payable upon achievement of target goals relative to other companies as described above. In establishing the target award level, we position the amount within the 50th to 75th percentiles for comparable executives. We determined that the 50th to 75th percentile range was appropriate because we believe that the annual bonus opportunities should have a significant reward potential to recognize the difficulty of achieving the annual goals and the significant corporate impact of such achievement. For fiscal year 2007, each executive’s target award opportunity set forth in the table below falls within the 50th to 75th percentile ranges provided in Towers Perrin’s executive compensation databases.

	Target Award		Approximate Location of
	Opportunity as a	Target Award	Target Award in 50th to
Name	Percentage of Salary	Opportunity	75th Percentile Range
Eugene V. N. Bissell	75%	$319,800	67th Percentile
Jerry E. Sheridan	45%	$121,050	63rd Percentile
Lon R. Greenberg	100%	$966,000	50th Percentile
John L. Walsh	85%	$499,814	56th Percentile
Robert H. Knauss	60%	$175,032	50th Percentile
Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan. For Messrs. Bissell and Sheridan, the entire target award opportunity was based on earnings per common unit (“EPU”) of AmeriGas Partners, although the bonus achieved based on EPU is subject to adjustment based on customer growth, as described below. We believe that enhancing financial performance is the most important goal of a principal executive, operating or financial officer, and earnings per partnership unit provides a straightforward, “bottom line” measure of the performance of an executive in a large, well-established business. In addition, we believe that customer growth is an important corollary to EPU. Because we foresee only modest growth in total demand for propane, customer growth is an important factor in our ability to improve the Partnership’s financial performance.
Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Executive Annual Bonus Plan. For reasons similar to those underlying our use of EPU as a goal for Messrs. Bissell and Sheridan, the entire target award for Messrs. Greenberg, Walsh and Knauss was based on UGI’s earnings per share (“EPS”). We also believe that EPS is an appropriate measure for Mr. Knauss, our General Counsel, whose duties encompass UGI and its affiliated enterprises, including the General Partner and the Partnership. The EPS measure is not subject to adjustment based on customer growth or any other metric.
As noted above, each of Messrs. Bissell’s and Sheridan’s target award opportunity was based on EPU of the Partnership, subject to modification based on customer growth. The EPU target amount was derived based on a targeted EBITDA range for AmeriGas Partners of approximately $265 million to $275 million for fiscal year 2007. Under the target bonus criteria applicable to Messrs. Bissell and Sheridan, no awards would be paid if the EPU amount was less than 82 percent of the target award, while 200 percent of the target award might be payable if the EPU amount was at least 133 percent of the target award (the percentage of target bonus payable based on various levels of EPU is referred to as the “EPU Leverage Factor”). Additionally, no awards would be paid to Messrs. Bissell and Sheridan if customer growth achieved in fiscal year 2007 was less than 1 percent, while 200 percent of the target award might be payable if customer growth achieved was 3 percent or more (the percentage of target bonus payable based on various levels of customer growth is referred to as the “Customer Growth Leverage Factor”). EPU may be adjusted in the discretion of the AmeriGas Compensation/Pension Committee to take into consideration unusual circumstances that occurred during the fiscal year. Based on our past practice of eliminating the effect of unusual gains and losses, the Compensation/Pension Committee decided to exclude from the calculation of the EPU Leverage Factor the gain associated with the divestiture of our 3.5 million barrel liquefied petroleum gas storage facility in Arizona. This exclusion resulted in a 70 percentage point reduction to the EPU Leverage Factor.
Once the EPU Leverage Factor and Customer Growth Leverage Factor are determined as explained above, the EPU Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain an adjusted leverage factor. This adjusted leverage factor is then multiplied by the target award opportunity to arrive at Messrs. Bissell and Sheridan’s actual bonus payment for the fiscal year. For fiscal year 2007, the Compensation/Pension Committee adjusted the resulting bonus for Messrs. Bissell and Sheridan downward approximately 5 percent to reflect the partial achievement of strategic initiatives relating to the introduction of new technologies and operating model efficiencies. Accordingly, each of Messrs. Bissell and Sheridan received a bonus payout for fiscal year 2007 equal to 130 percent of his target bonus.
The bonus award opportunity for each of Messrs. Greenberg, Walsh and Knauss was structured so that no amounts would be paid unless UGI’s EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s EPS was 100 percent of the targeted EPS. The maximum award, equal to 200 percent of the target award, would be payable if the EPS exceeded 120 percent of the EPS target (the percentage of target bonus payable based on various levels of EPS is referred to as the “EPS Leverage Factor”). The targeted EPS for bonus purposes for fiscal year 2007 was set at a level between $1.75 and $1.85 per share. EPS may be adjusted in the discretion of the UGI Compensation and Management Development Committee to take into consideration unusual circumstances that occurred during the fiscal year. For fiscal year 2007, UGI’s Compensation and Management Development Committee excluded from the calculation of the EPS Leverage Factor 75 percent of the gain associated with the divestiture of the Partnership’s 3.5 million barrel liquefied petroleum gas storage facility in Arizona due to its unusual nature. This exclusion resulted in a 5 percentage point reduction to the EPS Leverage Factor. Accordingly, for fiscal year 2007, Messrs. Greenberg, Walsh and Knauss each received a bonus payout equal to 97.8 percent of his target bonus.

Based on the achievement relating to the modified EPU and the modified EPS target, as well as the discretionary adjustments set forth above, the following annual bonus payments were made for 2007:

	Percent of
	Target	Amount
Name	Bonus Paid	of Bonus
Eugene V. N. Bissell	130.0%	$415,740
Jerry E. Sheridan	130.0%	$157,365
Lon R. Greenberg	97.8%	$944,748
John L. Walsh	97.8%	$488,818
Robert H. Knauss	97.8%	$171,181
Long-Term Compensation — 2007 Awards
Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage a significant equity stake in our company. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market.
We awarded our long-term compensation effective January 1, 2007 for Messrs. Bissell and Sheridan, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Messrs. Greenberg, Walsh, and Knauss were granted performance units under the Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan. Our long-term compensation included UGI stock option grants and either AmeriGas performance unit awards tied to the three-year performance of AmeriGas Partners common units representing limited partnership interests or UGI performance unit awards tied to the three-year performance of UGI common stock. Each performance unit represents the right of the recipient to receive a common unit (or a share of common stock in the case of Messrs. Greenberg, Walsh and Knauss) if specified performance goals and other conditions are met.
As is the case with cash compensation and annual bonus awards, we relied on Towers Perrin’s executive compensation databases as the basis for establishing equity compensation. In determining the total dollar value of the long-term compensation opportunity to be provided in fiscal year 2007, we initially referenced information provided by Towers Perrin regarding the percentage of the market median base salary for each position to be delivered as a long-term compensation opportunity. This percentage was developed using the applicable executive compensation databases and was targeted to produce long-term compensation opportunity at the 50th percentile level. The following table shows the base salary market medians we referenced for each of our named executive officers.

Market Median
Name	Base Salary Amount
Eugene V. N. Bissell	$484,000
Jerry E. Sheridan	$247,000
Lon R. Greenberg	$960,000
John L. Walsh	$601,000
Robert H. Knauss	$384,000
In accordance with our practice over the past several years, we applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We have bifurcated long-term compensation in this manner since 2000 and believe it provides a good balance between two related, but discrete goals. Stock options are designed to align the executive’s interests with shareholder interests, because the value of stock options is a function of the appreciation or depreciation of UGI’s stock price. As explained in more detail below, the performance units are designed to encourage performance that not only increases shareholder or partnership unitholder value, but increases it to an extent that compares favorably relative to a competitive peer group.
In providing award calculations, Towers Perrin valued UGI stock options by applying a binomial model. The stock price used in the model for January 1, 2007 awards was $24.46 which was the three month average UGI stock price from June 26, 2006 through September 26, 2006. The model also assumes a 5 percent turnover annually over the vesting period to account for options forfeited by terminating participants. As a result of this analysis, Towers Perrin valued the stock options at $4.07 per underlying share. Based on its valuation, Towers Perrin calculated the number of options to be granted to the named executive officers covering a specified number of underlying shares.
The remaining 50 percent of the long-term compensation opportunity is applied to performance units. In calculating the number of AmeriGas Partners performance units to be awarded to each of Messrs. Bissell and Sheridan, Towers Perrin placed a value of $22.80 per unit underlying an AmeriGas Partners performance unit. The unit price used in the model for January 1, 2007 awards was $29.91 which was the three-month average AmeriGas Partners common unit price from June 26, 2006 through September 26, 2006, subject to the same 5 percent turnover assumption used in valuing stock options. The number of UGI performance units awarded was computed in a similar fashion, subject to the same 5 percent turnover assumption. In calculating the number of UGI performance units to be awarded to Messrs. Greenberg, Walsh and Knauss, Towers Perrin placed a value of $18.64 per share underlying a UGI performance unit, based on the average price of UGI common stock over the three month period from June 26, 2006 through September 26, 2006.
Management recommended reductions to the aggregate number of UGI stock options and AmeriGas Partners and UGI performance units calculated by Towers Perrin. The reduced amounts were designed to address historic grant practices, internal pay equity and the policy of UGI’s Compensation and Management Development Committee that the three year average of the annual number of UGI equity awards, expressed as a percentage of UGI common shares outstanding at fiscal year-end, made under the Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan for the fiscal years 2007 through 2009 will not exceed 2 percent. For purposes of calculating the annual number of equity awards: (i) each stock option granted is deemed to equal one share and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal four shares. In the case of UGI stock options granted to Mr. Sheridan, however, management recommended a modest increase over Towers Perrin’s calculations to reflect internal equity considerations.

As a result of the General Partner’s Compensation/Pension Committee’s and UGI’s Compensation and Management Development Committee’s acceptance of management’s recommendations, the number of shares underlying stock options calculated by Towers Perrin was reduced by approximately 13 percent to 22 percent (other than for Mr. Sheridan) and the number of performance units calculated by Towers Perrin was reduced by approximately 7 percent to 20 percent. The actual grant amounts are set forth below:

	Shares Underlying
	Stock Options	Performance Units
Name	# Granted	# Granted
Eugene V. N. Bissell	70,000	14,000
Jerry E. Sheridan	18,000	2,700
Lon R. Greenberg	280,000	60,000	[1]
John L. Walsh	120,000	26,000	[1]
Robert H. Knauss	45,000	9,000	[1]

[1]	Constitutes UGI performance units.
While the number of performance units awarded to the named executive officers was determined as described above, the actual number of shares or partnership common units underlying performance units that are paid out at the expiration of the three-year performance period will be based upon comparative AmeriGas Partners total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2007 to December 31, 2009. In computing TUR, we use the average of the daily closing prices for our common units and those of each entity in the peer group below for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. For the AmeriGas Partners performance units awarded to Messrs. Bissell and Sheridan, we compare the TUR of AmeriGas Partners’ common units to the TUR performance of each member of a peer group comprised of the following limited partnerships engaged in the propane, pipeline and coal industries:

Alliance Resource Partners, L.P.	Kinder Morgan Energy Partners, L.P.	Plains All American Pipeline, L.P.
Buckeye Partners, L.P.	Magellan Midstream Partners, L.P.	Star Gas Partners, L.P.
Enbridge Energy Partners, L.P.	Natural Resources Partners, L.P.	Suburban Propane Partners, L.P.
Enterprise Products Partners, L.P.	NuStar Energy, L.P.	Sunoco Logistics Partners, L.P.
Ferrellgas Partners, L.P.	ONEOK Partners, L.P.	TC Pipelines, L.P.
Energy Transfer Partners, L.P.	Penn Virginia Resource Partners, L.P.	TEPPCO Partners, L.P.
Inergy, L.P.

In determining the number of UGI performance units to be paid out, UGI will compare the TSR of UGI common stock relative to the TSR performance of those companies comprising the Standard and Poors 500 Utilities Index (S&P Utilities Index) as of the beginning of a performance period. In computing TSR, UGI uses the average of the daily closing prices for its common stock and the common stock of each company in the S&P Utilities Index for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the S&P Utilities Index during a three-year performance period, UGI does not include that company in its TSR analysis. UGI will only remove a company from its TSR analysis that was included in the S&P Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the S&P Utilities Index as of December 31, 2006 were as follows:

Allegheny Energy, Inc.	Edison International	PPL Corporation
Ameren Corporation	Entergy Corporation	Progress Energy, Inc.
American Electric Power Company, Inc.	Exelon Corporation	Public Service Enterprise Group Inc
Centerpoint Energy, Inc.	FirstEnergy Corp.	Questar Corporation
CMS Energy Corporation	FPL Group, Inc.	Sempra Energy
Consolidated Edison, Inc.	Keyspan Corporation	TECO Energy, Inc.
Constellation Energy Group, Inc.	Nicor Inc.	The AES Corporation
Dominion Resources, Inc.	NiSource Inc.	The Southern Company
DTE Energy Company	Peoples Energy Corporation	TXU Corp.
Duke Energy Corporation	PG&E Corporation	Xcel Energy Inc.
Dynegy Inc.	Pinnacle West Capital Corp
Each award payable to the named executive officers provides a number of AmeriGas Partners common units or UGI shares equal to the number of performance units earned. Management of the General Partner or UGI, as the case may be, has the authority to provide for a cash payment in lieu of up to 35 percent of the common units or shares payable, except for UGI awards earned in excess of the target award, which are paid entirely in cash. The cash payment is based on the value of the securities at the payment date and is designed to meet minimum statutory tax withholding requirements. The minimum award, equivalent to 50 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 40th percentile of the peer group or S&P Utilities Index companies, as applicable. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the TUR or TSR rank is the highest of all peer group or S&P Utilities Index companies, as applicable.
All performance units have distribution or dividend equivalent rights, as applicable. A distribution equivalent is an amount determined by multiplying the number of performance units credited to a recipient’s account by the per-unit cash distribution, or the per-unit fair market value of any non-cash distribution, paid by AmeriGas Partners on its common units on a distribution payment date. Accrued distribution and dividend (in the case of UGI performance units) equivalents are payable on the number of common units or common shares payable, if any, at the end of the performance period and are paid in cash.

The number of shares underlying options that were awarded to the named executive officers are set forth below in the Grants of Plan Based Awards Table under the column heading, “All Other Option Awards; Number of Securities Underlying Options.” The options generally vest in annual increments over a three-year period. We believe that these vesting terms provide to our executives (other than those executives who are retirement eligible) a meaningful incentive for continued employment.
Long-Term Compensation — Payout of Performance Units for 2004-2006 Period
During 2007, we paid out awards to those executives who received performance units for the period from January 1, 2004 to December 31, 2006. The award criteria for AmeriGas Partners common units and UGI common stock during that period was the same as those for the performance units granted for 2007-2009, described above. For the 2004-2006 period, the General Partner’s TUR ranked 11th relative to the peer group placing the General Partner in the 47th percentile ranking, resulting in an 87 percent payout of the target award. UGI’s TSR ranked 17th relative to the S&P 500 Utilities Index companies, placing UGI in the 54th percentile ranking, resulting in a 111 percent payout of the target award. As a result of the foregoing, the payouts on performance unit awards were as follows:

	Performance Unit Payout
	(Number of	Performance Unit Payout
Name	Units or Shares)	Value[1] ($)
Eugene V. N. Bissell	13,035	513,709
Jerry E. Sheridan	869	30,884
Lon R. Greenberg	77,490	2,266,679
John Walsh	16,605	472,973
Robert H. Knauss	6,642	194,287

[1]	Includes distribution equivalent or dividend equivalent payout.
Long-Term Compensation — Lapse of Restriction Period on UGI Stock Units
In connection with the lapse of restrictions on 40,000 UGI stock units held by Mr. Walsh, UGI’s Compensation and Management Development Committee authorized the conversion and payout in cash of up to 35 percent of these shares. The cash payout in lieu of shares was designed to assist him with payment of his tax obligations and was made during fiscal year 2007.
Perquisites
We provide limited perquisite opportunities to our executive officers, and in several instances, our executives did not utilize the opportunities. Among the perquisites is a company car provided to Mr. Greenberg. In addition, we provide several executives with tax preparation services, club memberships, limited health maintenance reimbursement and limited spousal travel reimbursement. The aggregate cost of perquisites for all named executive officers in fiscal year 2007 was less than $50,000. Management discontinued offering company cars and reimbursement for club memberships, in lieu of which the executives who used these perquisites in prior years received a nominal salary adjustment effective for fiscal year 2008.

Other Benefits
Our named executive officers participate in various retirement, deferred compensation and severance plans which are described in greater detail in the “Ongoing Plans and Post-Employment Agreements” section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid holidays and vacations. These benefits generally are available to all of our full-time employees.
Ongoing Plans and Post-Employment Agreements
We have several plans and agreements that enable our named executive officers to accrue retirement benefits as the executives continue to work for us, provide severance benefits upon certain types of termination of employment events or provide other forms of deferred compensation.
AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Propane Savings Plan”)
This plan is a tax-qualified defined contribution plan for General Partner employees. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations (which, among other things, limited annual contributions in 2007 to $15,500), up to 50 percent of his or her compensation on a pre-tax basis, and the General Partner provides a matching contribution equal to 100 percent of the first 5 percent of compensation contributed in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including a UGI stock fund. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane Savings Plan.
UGI Utilities Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations (which, among other things, limited annual contributions in 2007 to $15,500), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 6 percent of his or her eligible compensation on an after-tax basis. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next three percent. Like the AmeriGas Propane Savings Plan, participants in the UGI Savings Plan may invest amounts credited to their account among a number of funds, including a UGI stock fund. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)
This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries, but not including the General Partner. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Pension Plan. See the “Pension Benefits” table and accompanying narrative for additional information.

UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified deferred compensation plan that provides benefits for executives in excess of the maximum benefits that may be provided under the UGI Pension Plan as a result of limits imposed by the Internal Revenue Code on benefits payable under the plan and on the amount of compensation that may be subject to the plan. We refer to compensation that exceeds these limits as “excess compensation.” For 2007, compensation in excess of $225,000 constitutes excess compensation. Under the plan, each employee who satisfies vesting requirements will accrue a lump sum benefit that has the actuarial equivalent present value of (i) the benefit that would have been produced under the UGI Pension Plan absent Internal Revenue Code limits minus (ii) the benefit that the participant is entitled to receive under the UGI Pension Plan. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Supplemental Executive Retirement Plan. See the “Pension Benefits” table and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, AmeriGas credits to each participant’s account 5 percent of the compensation below the Internal Revenue Code compensation limits and 10 percent of excess compensation. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. Savings Plan is forfeited due to nondiscrimination requirements under the Internal Revenue Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Through the 2007 Fiscal Year, participants’ accounts were credited with interest generally equal to the actual return on the trust portfolio of the UGI Pension Plan subject to certain limitations as set forth in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. Beginning in Fiscal Year 2008, participants may direct the investment of deferred amounts to be invested among a number of funds. Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See the “Deferred Compensation” table and accompanying narrative for additional information.

UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits for executives in excess of the benefits that may be provided under the UGI Savings Plan as a result of limits imposed by the Internal Revenue Code. We refer to compensation in excess of these limits as “excess compensation.” Generally, under the Supplemental Savings Plan, if the participant contributed to the UGI Savings Plan the lesser of 6 percent of his or her eligible compensation or the maximum annual contribution permissible under the Internal Revenue Code, UGI will credit to the participant’s account an amount equal to the matching contribution that would have made for the participant under the UGI Savings Plan with respect to the participant’s excess compensation if the excess compensation had been taken into account under the UGI Savings Plan. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return based 60 percent on the total return of the Standard & Poor’s 500 Index and 40 percent on the Lehman Brothers Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Corporation Supplemental Savings Plan.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
The General Partner maintains a nonqualified deferred compensation plan under which participants may defer certain amounts of their compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of funds. The funds available are the same funds available under the AmeriGas Propane Savings Plan, other than the UGI stock fund. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See the “Deferred Compensation” table and accompanying narrative for additional information.
Severance Pay Plans for Senior Executive Employees
The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner plan covers Messrs. Bissell and Sheridan and the UGI plan covers Messrs. Greenberg, Walsh and Knauss. See “Potential Payments Upon Termination or Change in Control” below for further information regarding the severance plans.

Change in Control Agreements
The General Partner has change in control agreements with Messrs. Bissell and Sheridan, and UGI has change in control agreements with Messrs. Greenberg, Walsh and Knauss. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for “good reason” within two years following a change in control of UGI (and, in the case of Messrs. Bissell and Sheridan, the General Partner or AmeriGas Partners). The agreements also provide that if change in control payments exceed certain threshold amounts, we or UGI, as the case may be, will make additional payments to reimburse the executives for excise and related taxes imposed under the Internal Revenue Code. See “Potential Payments Upon Termination or Change in Control” for further information regarding the change in control agreements. See “Tax Considerations” below for further information regarding the excise tax reimbursement.
Equity Ownership Guidelines
We seek to underscore stakeholder incentives through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners or, if applicable, UGI, we will enhance the link between our executives and unitholders or shareholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment and must use 10 percent of his annual bonus award to purchase Partnership common units or UGI stock (or, in the case of Messrs. Greenberg, Walsh and Knauss, UGI stock) until his equity ownership requirement is met. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock for the executive’s account in the relevant savings plan. The following table provides information regarding our equity ownership guidelines for, and the number of shares held at September 30, 2007, by our named executive officers:

	Required Ownership of
Name	UGI Common Stock		Number of Shares of UGI Stock Held at 9/30/2007
Eugene V. N. Bissell	90,000	[1]	See footnote 1
Jerry E. Sheridan	12,000	[2]	See footnote 2
Lon R. Greenberg	300,000		613,006
John L. Walsh	150,000		65,030
Robert H. Knauss	30,000		26,412

[1]
In lieu of UGI common stock, Mr. Bissell may satisfy the stock ownership guidelines if he holds 60,000 AmeriGas Partners common units or a combination of UGI Corporation common stock and AmeriGas Partners common units deemed equivalent to 90,000 shares of UGI common stock; for this purpose, each AmeriGas Partners common unit equals 1.5 shares of UGI Corporation common stock. Mr. Bissell owned 66,380 shares of UGI common stock and 30,746 AmeriGas Partners common units, thereby meeting his stock ownership requirement.

[2]
In lieu of UGI common stock, Mr. Sheridan may satisfy the stock ownership guidelines if he holds 8,000 AmeriGas Partners common units or a combination of UGI common stock and AmeriGas Partners common units deemed equivalent to 12,000 shares of UGI Corporation common stock; for this purpose, each AmeriGas Partners common unit equals 1.5 shares of UGI common stock. Mr. Sheridan owned 2,597 shares of UGI common stock and 3,953 AmeriGas Partners common units.

In November 2007, the Compensation/Pension Committee of the General Partner and the Compensation and Management Development Committee of UGI each reviewed the equity ownership requirements applicable to our executives, as each committee does from time to time. As a result of the review, each committee decided to decrease the executive equity ownership requirements by one-third. The reason for the reduction was to adjust the ownership requirements to reflect the appreciation of Partnership common units and UGI stock since 2004 when the stock ownership guidelines were last revised.
Stock Option Grant Practices
The UGI Compensation and Management Development Committee and the General Partner’s Compensation/Pension Committee approve annual stock option grants to executive officers in the last calendar quarter of each year, effective the following January 1. The exercise price per share of the options is equal to the closing share price of UGI common stock on the last trading day of December. A grant to a new employee is generally effective on the later of the date the employee commences employment with us or the date the committee authorizes the grant. In either case the exercise price is equal to the closing price per share of UGI common stock on the effective date of grant. From time to time, management recommends stock option grants for non-executive employees, and the grants, if approved by the committee, are effective on the date of committee action and have an exercise price equal to the closing price per share of UGI common stock on the date of grant. We believe that our stock option grant practices are appropriate and effectively eliminate any question regarding “timing” of grants in anticipation of material events.

Role of Executive Officers in Determining Executive Compensation
In connection with fiscal year 2007 compensation, Messrs.  Bissell, Greenberg and Walsh, aided by our human resources personnel, provided statistical data and recommendations to the Compensation/Pension Committee (and Mr. Greenberg to UGI’s Compensation and Management Development Committee) to assist it in determining compensation levels. Messrs. Bissell, Greenberg and Walsh did not make recommendations as to their own respective compensation and each was excused from the committee meeting when his compensation was discussed by the committee. While the committees utilized this information, and valued the observations of Messrs. Bissell, Greenberg and Walsh with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the appropriate board of directors following committee recommendations.
Tax Considerations
In the event of a change in control, payments to an executive may be subject to an excise tax, and may not be deductible by us, under Sections 280G and 4999 of the Internal Revenue Code. If change in control payments exceed certain threshold amounts, the change in control agreements require that we may make additional payments to the executives to reimburse them for excise tax imposed by Section 4999 of the Internal Revenue Code, as well as other taxes in respect of the additional payments. We believe that the purposes of the change in control agreements, as described above, would be diminished by the possible imposition of significant excise taxes on the executives, and we did not wish to have the provisions of the executives’ agreements serve as a disincentive to their pursuit of a change in control that might otherwise be in the best interests of AmeriGas Partners and its unitholders or UGI and its stockholders. Accordingly, we determined to provide a payment under certain circumstances to reimburse the executives for excise taxes payable in connection with change in control payments, as well as any taxes that accrue as a result of our reimbursement.

Summary Compensation Table
The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers in fiscal year 2007.
Summary Compensation Table — Fiscal 2007

							Change in Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive	Deferred	All Other
				Awards	Awards	Plan	Compensation	Compensation	Total
Name and Principal	Fiscal	Salary	Bonus	($)	($)	Compensation	Earnings ($)	($)	($)
Position	Year	($)	($)	(1)	(1)	($) (2)	(3)	(4)	(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eugene V.N. Bissell
President and Chief
Executive Officer	2007	425,770	0	409,923	395,188	415,740	16,856	$84,401	$1,747,878
Jerry E. Sheridan
Vice President –
Finance and Chief
Financial Officer	2007	268,660	0	73,592	68,230	157,365	862	$44,531	$613,240
Lon R. Greenberg
Chairman	2007	966,885	0	870,627	1,601,600	944,748	1,988,689	95,560	$6,468,109
John L. Walsh
Vice Chairman	2007	588,016	0	857,590	588,650	488,818	159,195	19,625	$2,701,894
Robert H. Knauss
Vice President and
General Counsel	2007	291,720	0	132,331	205,080	171,181	242,625	10,922	$1,053,859

(1)
The amounts shown in these columns represent the dollar amount recognized for financial statement reporting purposes by the Partnership or, with respect to Messrs. Greenberg, Walsh and Knauss, UGI, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), of the fair value of awards of performance units, stock units and stock options, as the case may be, under the UGI Corporation 2004 Omnibus Equity Compensation Plan, and with respect to Messrs. Bissell and Sheridan only, the 2000 AmeriGas Propane, Inc. Long-term Incentive Plan. Accordingly, these figures include amounts from awards granted in and prior to fiscal year 2007 and are affected if an executive is eligible for retirement. For assumptions used in the calculation of the amounts shown, see Note 2 and Note 10 to our audited consolidated financial statements for fiscal year 2007 and Exhibit No. 99 to this Report. See the Grants of Plan-Based Awards table for information on awards of performance units and UGI stock options made in fiscal 2007.

(2)	The amounts shown in this column represent payments determined under the applicable performance-based annual bonus plan.

(3)
The amounts shown in this column reflect (i) for Messrs. Greenberg, Walsh and Knauss, the change from September 30, 2006 to September 30, 2007 in the actuarial present value of the named executive officer’s accumulated benefit under UGI’s defined benefit and actuarial pension plans, including the UGI Corporation Supplemental Executive Retirement Plan and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Mr. Bissell has a vested annual benefit of approximately $3,300 under UGI’s defined benefit pension plan, based on prior credited service. Mr. Bissell is not a current participant in that plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. Earnings on deferred compensation are considered to be above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. The material terms of UGI’s and the General Partner’s pension plans and deferred compensation plans are described in the Pension Benefits Table and the Nonqualified Deferred Compensation Table, respectively. For purposes of this table, the market rate on deferred compensation for fiscal year 2007 was 6.13 percent, which is 120 percent of the federal long-term rate for September, 2007. The amounts attributed to items described above in clauses (i) and (ii) are set forth below.

	Change in	Above-Market
	Pension	Earnings on
Name	Value	Deferred Compensation
E.V.N. Bissell	$0	$16,856
J.E. Sheridan	$0	$862
L.R. Greenberg	$1,988,689	$0
J.L. Walsh	$159,195	$0
R.H. Knauss	$237,517	$5,108

(4)	The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table.

		Employer
		Contribution
		to AmeriGas
	Employer	Supplemental
	Contribution to	Executive
	401(k)	Retirement Plan/UGI
	Savings	Supplemental Savings	Tax
Name	Plan	Plan	Reimbursement	Perquisites	Total
E.V.N. Bissell	$11,250	$73,151	$0	$0	$84,401
J.E. Sheridan	$12,928	$31,603	$0	$0	$44,531
L.R. Greenberg (a)	$10,012	$22,523	$22,982	$40,043	$95,560
J.L. Walsh	$10,021	$9,604	$0	$0	$19,625
R.H. Knauss	$9,909	$1,013	$0	$0	$10,922
(a)
The perquisites shown for Mr. Greenberg include the use of a company vehicle, club membership dues, spousal travel expenses when attending industry-related events where it is customary that officers attend with their spouses, tax preparation fees and, on occasion, use of UGI’s tickets for sporting and entertainment events for personal rather than business purposes. The incremental cost to UGI for these benefits are based on the actual costs or charges incurred by UGI for the benefits and are included in the totals above.

(5)
The compensation reported for Messrs. Greenberg, Walsh and Knauss is paid by UGI. For fiscal year 2007, UGI charged the Partnership 42 percent of the compensation expenses, other than the change in pension value, for Messrs. Greenberg, Walsh and Knauss.

Grants of Plan-Based Awards In Fiscal Year 2007
The following table and footnotes provide information regarding equity and non-equity awards granted to the named executive officers in fiscal 2007.
Grants of Plan-Based Awards Table — Fiscal 2007

										All Other
									All	Option
									Other	Awards:	Exercise
						Estimated Future Payouts			Stock Awards:	Number of	or Base	Grant Date
			Estimated Possible Payouts Under			Under Equity Incentive Plan			Number of	Securities	Price of	Fair Value of
		Board	Non-Equity Incentive Plan Awards (1)			Awards(2)			Shares of	Underlying	Option	Stock and
	Grant	Action	Threshold	Target	Maximum	Thres-	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	hold (#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
Eugene V.N. Bissell	10/1/06	12/4/06	$76,752	$319,800	$639,600
	1/1/07	12/5/06								70,000	$27.28	$400,400
	1/1/07	12/5/06				7,000	14,000	28,000				$227,710

Jerry E. Sheridan	10/1/06	12/4/06	$29,052	$121,050	$242,100
	1/1/07	12/5/06								18,000	$27.28	$102,960
	1/1/07	12/5/06				1,350	2,700	5,400				$43,916

Lon R. Greenberg	10/1/06	12/5/06	$579,600	$966,000	$1,932,000
	1/1/07	12/5/06								280,000	$27.28	$1,601,600
	1/1/07	12/5/06				30,000	60,000	120,000				$1,662,600

John L. Walsh	10/1/06	12/5/06	$299,888	$499,814	$999,627
	1/1/07	12/5/06								120,000	$27.28	$686,400
	1/1/07	12/5/06				13,000	26,000	52,000				$720,460

Robert H. Knauss	10/1/06	12/5/06	$105,019	$175,032	$350,064
	1/1/07	12/5/06								45,000	$27.28	$257,400
	1/1/07	12/5/06				4,500	9,000	18,000				$249,390

(1)
The amounts shown in this column relate to bonus opportunities under the relevant company’s annual bonus plan for fiscal year 2007. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table. The threshold amount shown for Messrs. Bissell and Sheridan is based on achievement of 82 percent of the financial goal and minimum customer growth of 1 percent. The threshold amount shown for Messrs. Greenberg, Walsh and Knauss is based on achievement of 80% of the UGI financial goal.

(2)
The awards shown for Messrs. Bissell and Sheridan are performance units under the 2000 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance periods in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be paid as if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee.

The awards shown for Messrs. Greenberg, Walsh and Knauss are performance units under the UGI Corporation 2004 Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the UGI Corporation 2004 Plan, are fashioned in a similar manner to the terms of the performance units granted under the 2000 AmeriGas Long-Term Incentive Plan.

(3)
Options are granted under the UGI Corporation 2004 Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option or the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement or disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, or the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, or the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2007 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2007

							Stock Awards
								Market	Equity
								Value of	Incentive		Equity
							Number of	Shares or	Plan Awards:		Incentive Plan
	Option Awards						Shares or	Units of	Number of		Awards: Market
	Number of						Units of	Stock/Part-	Unearned		or Payout Value
	Securities		Number of				Stock/Part-	nership	Shares, Units		of Unearned
	Underlying		Securities				nership	Units	or Other		Shares, Units or
	Unexercised		Underlying		Option		Units that	That Have	Rights That		Other Rights
	Options		Options		Exercise	Option	Have Not	Not	Have Not		That Have Not
	(#)		(#)		Price	Expiration	Vested	Vested	Vested		Vested
Name	Exercisable		Unexercisable		($)	Date	(#)	($)	(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)	(h)	(i)		(j)
Eugene V.N. Bissell	34,667	(1)			$16.99	12/31/2013	0	$0	10,000	(9)	$357,000
	64,000	(2)	32,000	(2)	$20.47	12/31/2014			12,000	(10)	$428,400
	21,666	(3)	43,334	(3)	$20.48	12/31/2015			14,000	(11)	$499,800
			70,000	(4)	$27.28	12/31/2016

Jerry E. Sheridan	10,000	(5)	5,000	(5)	$27.57	08/14/2015	0	$0	1,667	(12)	$59,512
	6,000	(3)	12,000	(3)	$20.48	12/31/2015			2,500	(10)	$89,250
			18,000	(4)	$27.28	12/31/2016			2,700	(11)	$96,390

Lon R. Greenberg	35,000	(6)			$10.20	12/31/2011	0	$0	60,000	(13)	$1,558,800
	360,000	(7)			$12.57	12/31/2012			50,000	(14)	$1,299,000
	360,000	(1)			$16.99	12/31/2013			60,000	(15)	$1,558,800
	233,333	(2)	116,667	(2)	$20.47	12/31/2014
	83,333	(3)	166,667	(3)	$20.48	12/31/2015
			280,000	(4)	$27.28	12/31/2016

John L. Walsh	180,000	(8)	90,000	(8)	$22.92	03/31/2015	0	$0	30,000	(16)	$779,400
	35,000	(3)	70,000	(3)	$20.48	12/31/2015			25,000	(14)	$649,500
			120,000	(4)	$27.28	12/31/2016			26,000	(15)	$675,480

Robert H. Knauss	24,000	(7)			$12.57	12/31/2012	0	$0	8,000	(13)	$207,840
	38,000	(1)			$16.99	12/31/2013			7,500	(14)	$194,850
	26,667	(2)	13,333	(2)	$20.47	12/31/2014			9,000	(15)	$233,820
	13,333	(3)	26,667	(3)	$20.48	12/31/2015
			45,000	(4)	$27.28	12/31/2016
Column (d) intentionally omitted.
(1)	These options were granted on 1/1/2004 and were fully vested on 1/1/2007.

(2)	These options were granted on 1/1/2005. These options vest 33 1/3% on each anniversary of the grant date and will be fully vested on 1/1/2008.

(3)	These options were granted on 1/1/2006. These options vest 33 1/3% on each anniversary of the grant date and will be fully vested on 1/1/2009.

(4)	These options were granted on 1/1/2007. These options vest 33 1/3% on each anniversary of the grant date and will be fully vested on 1/1/2010.

(5)	These options were granted on 8/15/2005. These options vest 33 1/3% on each anniversary of the grant date and will be fully vested on 8/15/2008.

(6)	These options were granted on 1/1/2002 and were fully vested on 1/1/2005.

(7)	These options were granted on 1/1/2003 and were fully vested on 1/1/2006

(8)	These options were granted on 4/1/2005. These options vest 33 1/3% on each anniversary of the grant date and will be fully vested on 4/1/2008.

(9)
These performance units were awarded on 1/1/2005. The measurement period for the performance goal is the period beginning 1/1/2005 and ending 12/31/2007. The performance units will be payable, if at all, on 1/1/2008 if AmeriGas Partners, L.P. Total Unitholder Return (TUR) equals the median TUR of a comparison group for the Performance Period. The comparison group is a group of publicly traded master limited partnerships in the propane, pipeline and coal industries. The actual amount of the award of performance units may be higher or lower than the target award, or even zero, based on AmeriGas Partners, L.P. TUR percentile rank relative to the companies in the comparison group. See “Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2007 Equity Awards” for more information on TUR performance measurements.

(10)
These performance units were awarded on 1/1/2006. The measurement period for the performance goal is the period beginning 1/1/2006 and ending 12/31/2008. The performance goal is the same as described in footnote (9) above, but it is measured for a different 3-year period. The performance units will be payable, if at all, on 1/1/2009.

(11)
These performance units were awarded on 1/1/2007. The measurement period for the performance goal is the period beginning 1/1/2007 and ending 12/31/2009. The performance goal is the same as described in footnote (9) above, but it is measured for a different 3-year period. The performance units will be payable, if at all, on 1/1/2010.

(12)
These performance units were awarded on 8/15/2005. The measurement period for the performance goal is the period beginning 1/1/2005 and ending 12/31/2007. The performance goal is the same as described in footnote (9) above. The performance units will be payable, if at all, on 1/1/2008.

(13)
These performance units were awarded on 1/1/2005. The measurement period for the performance goal is the period beginning 1/1/2005 and ending 12/31/2007. The target award level of Performance Units and Dividend Equivalents will be payable on 1/1/2008 if UGI’s Total Shareholder Return (TSR) equals the median TSR of a peer group for the measurement period. The peer group is a group of companies that comprises the S&P Utilities Index on 1/1/2005. The actual amount of the award of performance units may be higher or lower than the target award, or even zero, based on UGI’s TSR percentile rank relative to the companies in the S&P Utilities Index. See “Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2007 Awards” for more information on TSR performance measurements.

(14)
These performance units were awarded on 1/1/2006. The measurement period for the performance goal is the period beginning 1/1/2006 and ending 12/31/2008. The performance goal is the same as described in footnote (13) above, but it is measured for a different 3-year period. The performance units will be payable, if at all, on 1/1/2009.

(15)
These performance units were awarded on 1/1/2007. The measurement period for the performance goal is the period beginning 1/1/2007 and ending 12/31/2009. The performance goal is the same as described in footnote (13) above, but it is measured for a different 3-year period. The performance units will be payable, if at all, on 1/1/2010.

(16)
These performance units were awarded on 4/1/2005. The measurement period for the performance goal is the period beginning 1/1/2005 and ending 12/31/2007. The performance goal is the same as described in footnote (13) above. The performance units will be payable, if at all, on 1/1/2008.

Option Exercises and Stock/Units Vested in Fiscal Year 2007
Option Exercises and Stock Vested

	Option Awards		Stock/Unit Awards
	Number of Shares		Number of Shares/Units
	Acquired on	Value Realized	Acquired on		Value Realized
	Exercise	on Exercise	Vesting		on Vesting
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)
Eugene V.N. Bissell	104,333	$1,217,540	13,035	(5)	$424,029	(6)
Jerry E. Sheridan	- 0 -	- 0 -	869	(5)	$28,269	(6)
Lon R. Greenberg	225,000	$3,973,025	77,490	(3)	$2,113,927	(4)
John L. Walsh	- 0 -	- 0 -	56,605	(3)	$1,521,384	(4)
Robert H. Knauss	- 0 -	- 0 -	6,642	(3)	$181,194	(4)
The table above sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in fiscal year 2007 from the exercise of stock options, (2) the value realized by those officers upon the exercise of those stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Greenberg, Walsh and Knauss, the number of UGI performance units and stock units previously granted to those officers that vested in fiscal year 2007, (4) the value realized by those officers upon the vesting of such units based on the closing market price for shares of UGI common stock on the vesting date, (5) for Messrs. Bissell and Sheridan, the number of performance units previously granted to them that vested in fiscal year 2007, and (6) the value realized by those officers upon the vesting of such units based on the closing market price for AmeriGas Partners common units on the vesting date.

Retirement Benefits
The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI supplemental executive retirement plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2007, and any payments made to the named executive officers in fiscal year 2007 under those plans.
Pension Benefits Table — Fiscal 2007

		Number of		Payments
		Years Credited	Present Value of	During Last
		Service	Accumulated Benefit	Fiscal Year
Name (1)	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Eugene V.N. Bissell	UGI Utilities Retirement Plan	6	$22,738	$0
Lon R. Greenberg	UGI SERP	27	$9,471,853	$0
	UGI Utilities Retirement Plan	27	$856,191	$0
John L. Walsh	UGI SERP	3	$304,376	$0
	UGI Utilities Retirement Plan	3	$54,987	$0
Robert H. Knauss	UGI SERP	20	$407,306	$0
	UGI Utilities Retirement Plan	20	$425,464	$0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.
UGI participates in the UGI Utilities Retirement Plan, a qualified defined benefit retirement plan (“Pension Plan”) to provide retirement income to its employees and executives. The Pension Plan pays benefits based upon final average earnings, consisting of base salary or wages and annual bonuses, and years of credited service. Benefits vest after the participant completes 5 years of vesting service.
The Pension Plan provides normal annual retirement benefits at age 65, unreduced early retirement benefits at age 62 with 10 years of service, and reduced, but subsidized, early retirement benefits at age 55 with 10 years of service. Employees terminating prior to early retirement eligibility are eligible to receive a benefit under the plan formula commencing at age 65 or an unsubsidized benefit as early as age 55, provided they had 10 years of service at termination. Employees who have attained age 50 with 15 years of service and are involuntarily terminated by UGI prior to age 55 are also eligible for subsidized early retirement benefits, beginning at age 55.
The Pension Plan’s normal retirement benefit formula is (A) – (B) and is shown below:
(A)	= The minimum of (1) and (2), where
(1)	= 1.9% of final five-year average earnings (as defined in the Pension Plan) multiplied by years of service;

(2)	= 60% of the highest year of earnings; and
(B)	=1% of the estimated primary Social Security benefit multiplied by years of service.

The amount of the benefit produced by the formula will be reduced by an early retirement factor based on the employee’s actual age in years and months as of his early retirement date. The reduction factors range from 65 percent at age 55 to 100 percent (no reduction) at age 62.
The normal form of benefit under the Pension Plan for a married employee is a 50 percent joint and survivor lifetime annuity. Regardless of marital status, a participant may choose from a number of lifetime annuity payments. Lump sum payments are not permitted unless the present value of the lump sum benefit is $5,000 or less.
The Pension Plan is subject to qualified-plan Internal Revenue Code of 1986, as amended (“Code”), limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2007, the limit on the compensation that may be used is $225,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2007 is $180,000. Benefits in excess of those permitted under the statutory limits are paid from the UGI Corporation Supplemental Executive Retirement Plan, described below.
Mr. Greenberg is currently eligible for early retirement benefits under the Pension Plan.
UGI Corporation Supplemental Executive Retirement Plan
The UGI Corporation Supplemental Executive Retirement Plan (“SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the Pension Plan, but are prohibited from being paid from the Pension Plan by Internal Revenue Code limits. The benefit paid by the SERP is approximately equal to the difference between the benefits provided under the Pension Plan and benefits that would have been provided by the Pension Plan if not for the limitations of the Employee Retirement Income Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the SERP are payable in the form of a lump sum payment. Payment is due within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
Actuarial Assumptions Used to Determine Values in the Pension Benefits Table
The amounts shown in the Pension Benefits table above are actuarial present values of the benefits accumulated through September 30, 2007. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive officer is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2007	September 30, 2006
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	6.40%	6.00%

SERP lump sum rate	4.07%	3.69%

Retirement age:	62	62

Post-retirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2010 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2010 using Scale AA without collar adjustments

Post-retirement mortality for SERP	1994 GAR unisex	1994 GAR unisex

Pre-retirement mortality	None	None

Termination and disability rates	None	None

Form of payment for Pension Plan	Single life annuity	Single life annuity

Form of payment for SERP	Lump sum	Lump sum
Nonqualified Deferred Compensation
The following table shows the executive and employer contributions, earnings, withdrawals and account balances for the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2007

				Employer
		Executive		Contributions		Aggregate		Aggregate	Aggregate
		Contributions		in Last Fiscal		Earnings in Last		Withdrawals/	Balance at Last
		in Last Fiscal Year		Year		Fiscal Year		Distributions	Fiscal Year
Name		($)		($)		($)		($)	($)(3)
(a)	Plan Name	(b)		(c)		(d)		(e)	(f)
Eugene V.N. Bissell	AmeriGas SERP	$0		$73,151	(1)	$47,518	(2)	$0	$620,857
	AmeriGas Non-Qualified Deferred Compensation Plan	$4,592	(4)	$0		$135		$0	$4,727
Jerry E. Sheridan	AmeriGas SERP	$0		$31,603	(1)	$2,431	(5)	$0	$59,623
	AmeriGas Non-Qualified Deferred Compensation Plan	$0		$0		$0		$0	$0
Lon R. Greenberg	UGI Supplemental Savings Plan	$0		$22,523	(6)	$21,810		$0	$526,848
John L. Walsh	UGI Supplemental Savings Plan	$0		$9,604	(6)	$1,009		$0	$32,941
Robert H. Knauss (7)	UGI Supplemental Savings Plan	$0		$1,013	(6)	$613		$0	$15,196
	AmeriGas SERP	$0		$0		$14,399	(8)	$0	$165,962

(1)
This amount represents the General Partner contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table in the “All Other Compensation” column.

(2)	Of this amount, $16,856 is reported in the Summary Compensation Table in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column.

(3)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Bissell, $425,736; Mr. Sheridan, $25,473; Mr. Greenberg, $405,249; Mr. Walsh, $22,018; and Mr. Knauss, $130,989.

(4)	This amount is included in the amount reported in the Summary Compensation Table in the “Salary” column.

(5)	Of this amount, $862 is reported in the Summary Compensation Table in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column.

(6)	This amount represents the employer match under the UGI Corporation Supplemental Savings Plan, which is also reported in the Summary Compensation Table in the “All Other Compensation” column.

(7)	Mr. Knauss participated in the AmeriGas SERP prior to transferring to UGI in 2003.

(8)	Of this amount, $5,108 is reported in the Summary Compensation Table in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column.
The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) below the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Through fiscal year 2007, participants’ accounts were credited annually with interest generally equal to the actual return on the trust portfolio of the UGI Utilities, Inc. Retirement Income Plan, subject to certain limitations as set forth in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. Beginning in Fiscal Year 2008, in lieu of receiving interest on account balances, participants will direct the investment of their account balances among a number of funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
The AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under the AmeriGas 401(k) Savings Plan. The plan is intended to permit participants to defer up to $10,000 of annual compensation that would generally not be eligible for contribution to the AmeriGas 401(k) Savings Plan due to Code limitations and nondiscrimination requirements. Participants may direct the investment of deferred amounts into a number of funds. The funds available are the same funds available under the AmeriGas 401(k) Savings Plan, other than the UGI stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limit for 2006 was $220,000 and the limit for 2007 is $225,000. The Code contribution limit for 2006 was $44,000 and the limit for 2007 is $45,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation or the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Executive Employee Severance Pay Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner including Messrs. Bissell and Sheridan in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
The AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service. In the case of Mr. Bissell, the time period is from 12 months to 24 months. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, we have discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the weighting to be applied to the participant’s business/financial goals under the AmeriGas Annual Bonus Plan will be deemed to be 100 percent. The levels of severance payment were established based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
Under the AmeriGas Severance Plan, medical and dental benefits are grossed up and paid as a lump sum upon termination of employment. The maximum period for calculating the payment of such benefits is 18 months (24 months in the case of Mr. Bissell). The AmeriGas Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive tax preparation services for their final year of employment under the AmeriGas Severance Plan. The General Partner has the option to pay a participant the cash equivalent of those employee benefits. All payments under the AmeriGas Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

In order to receive benefits under the AmeriGas Severance Plan, a participant is required to execute a release which discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. Each senior executive is also required to ratify a post-employment activities agreement (which restricts the senior executive from competing with AmeriGas and its affiliates following termination of his or her employment) and to cooperate in attending to matters pending at the time of his or her termination of employment.
Named Executive Officers Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Pay Plan (the “UGI Severance Plan”) provides for payment to certain senior level employees of UGI, including Messrs. Greenberg, Walsh and Knauss, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the UGI Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
The UGI Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service. In the case of Mr. Greenberg, the time period is 30 months; for Mr. Walsh, the time period is from 12 months to 24 months. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination. However, if the termination occurs in the last two months of the fiscal year, UGI has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant’s entire bonus was contingent on meeting the applicable financial performance goal. The levels of severance payment were established based on competitive practice and are reviewed by management and the Compensation Management and Development Committee from time to time.
Under the UGI Severance Plan, medical and dental benefits are grossed up and paid as a lump sum upon termination of employment. The maximum period for calculating the payment of such benefits is 18 months (30 months in the case of Mr. Greenberg and 24 months in the case of Mr. Walsh). The UGI Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive tax preparation services for their final year of employment under the UGI Severance Plan. UGI has the option to pay a participant the cash equivalent of those employee benefits. All payments under the Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
In order to receive benefits under the UGI Severance Plan, a participant is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries. Each senior executive is also required to ratify a post-employment activities agreement (which restricts the senior executive from competing with UGI and its affiliates following termination of his or her employment) and to cooperate in attending to matters pending at the time of his or her termination of employment.

Change in Control Arrangements
Named Executive Officers Employed by the General Partner. Messrs. Bissell and Sheridan each have an agreement with the General Partner that provides benefits in the event of a change in control. The agreements are automatically extended for one-year terms beginning in 2008 unless, prior to a change in control, the General Partner terminates an agreement. In the absence of a change in control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner. A change in control is generally deemed to occur in the following instances:
•
any person (other than certain persons or entities affiliated with UGI), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (A) the then outstanding shares of common stock, or (B) the combined voting power of UGI’s then outstanding voting securities;

•
individuals, who at the beginning of any 24-month period constitute the Board of Directors (the “Incumbent Board”) and any new Director whose election by the Board of Directors, or nomination for election by UGI’s shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority;

•
UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation;

•
the General Partner, Partnership or Operating Partnership is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another entity in a transaction in which with respect to all of the individuals and entities who were owners of the General Partner’s voting securities or of the outstanding units of the Partnership do not own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation, or if the resulting entity is a partnership, the former unitholders do not own more than 50 percent of the outstanding common units in substantially the same proportion as their ownership immediately prior to the transaction;

•	UGI, the General Partner, the Partnership or the Operating Partnership is liquidated or dissolved;
•	UGI fails to own more than 50 percent of the general partnership interests of the Partnership or the Operating Partnership;
•	UGI fails to own more than 50 percent of the outstanding shares of common stock of the General Partner; or
•	AmeriGas Propane, Inc. is removed as the general partner of the Partnership or the Operating Partnership.
The General Partner will provide Messrs. Bissell and Sheridan with cash benefits (“Benefits”) if we terminate the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within two years following a change in control of the General Partner, AmeriGas Partners or UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the General Partner. “Good reason” generally includes termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of the General Partner to comply with the terms of the agreement; and a substantial relocation or excessive travel requirements. If the events trigger a payment following a change in control, the benefits payable to Messrs. Bissell and Sheridan will be as specified under his change in control agreement unless payments under the AmeriGas Severance Plan described above would be greater, in which case Benefits would be provided under the AmeriGas Severance Plan.
Following a change in control, each of Messrs. Bissell and Sheridan may elect to terminate his employment without loss of Benefits in certain situations, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; or excessive travel requirements. Benefits under this arrangement would be equal to three times Mr. Bissell’s base salary and annual bonus and two times Mr. Sheridan’s base salary and annual bonus. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Bissell and Sheridan are entitled to receive health and welfare benefits (or cash in lieu of benefits) for three years each of their benefits under the AmeriGas Supplemental Executive Retirement Plan would be calculated as if he had continued in employment for three years. Outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of AmeriGas Partners common units in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards” table.
The Benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). The General Partner will provide the tax gross-up if the aggregate parachute value of Benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the Benefits for each of Messrs. Bissell and Sheridan will be reduced to the extent necessary to avoid imposition of the excise tax on “excise parachute payments.”

In order to receive benefits under his change in control agreement, each named executive is required to execute a release which discharges the General Partner and its affiliates from liability for any claims he may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates.
Named Executive Officers Employed By UGI Corporation. Messrs. Greenberg, Walsh and Knauss each have an agreement with UGI which provides benefits in the event of a change in control. For Messrs. Greenberg, Walsh and Knauss, the agreements are automatically extended for one-year terms, beginning in 2008, unless, prior to a change in control, UGI terminates an agreement. In the absence of a change in control or termination by the Company, each agreement will terminate when, for any reason, the executive terminates his or her employment with UGI. A change in control is generally deemed to occur in the following instances:
•
any person (other than certain persons or entities affiliated with UGI Corporation), together with all affiliates and associates of such person, acquires securities representing 20 percent or more of either (A) the then outstanding shares of common stock, or (B) the combined voting power of UGI Corporation’s then outstanding voting securities; or

•
individuals, who at the beginning of any 24-month period constitute the Board of Directors (the “Incumbent Board”) and any new Director whose election by the Board of Directors, or nomination for election by UGI Corporation’s shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority; or

•
UGI Corporation is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI Corporation do not own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation; or

•	UGI Corporation is liquidated or dissolved.
UGI will provide Messrs. Greenberg, Walsh and Knauss with cash benefits (“Benefits”) if UGI terminates the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within two years following a change in control of UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of UGI. “Good reason” generally includes termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of UGI to comply with the terms of the agreement; and a substantial relocation or excessive travel requirements. If the events trigger a payment following a change in control, the Benefits payable to each of Messrs. Greenberg, Walsh and Knauss will be as specified under his change in control agreement unless payments under the UGI Severance Plan described above would be greater, in which case Benefits would be provided under the UGI Severance Plan.
Following a change in control, each of Messrs. Greenberg, Walsh and Knauss may elect to terminate his employment without loss of Benefits in certain situations, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; or excessive travel requirements. Benefits under this arrangement would be equal to three times the executive officer’s base salary and annual bonus. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Greenberg, Walsh and Knauss are entitled to receive health and welfare benefits (or cash in lieu of benefits) for three years and each of their benefits under UGI’s Supplemental Executive Retirement Plan would be calculated as if he had continued in employment for three years. Outstanding stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock on the date of the change in control. In addition, outstanding performance units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards” table.
The Benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). UGI will provide the tax gross-up if the aggregate parachute value of Benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the Benefits for each of Messrs. Greenberg, Walsh and Knauss will be reduced to the extent necessary to avoid imposition of the excise tax on “excise parachute payments.”
In order to receive benefits under his change in control agreement, each named executive officer is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries.

Potential Payments Upon Termination or Change-in-Control Table
The amounts shown in the table below assume that each named executive officer’s termination was effective as of September 30, 2007 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits” and “Nonqualified Deferred Compensation” tables.

		Equity
		Awards
		with	Nonqualified		Welfare &
	Severance	Accelerated	Retirement		Other
Name & Triggering Event (1)	Pay (2)	Vesting(3)	Benefits		Benefits(6)	Total
Eugene V.N. Bissell
Death	$0	$414,653	$0		$0	$414,653
Involuntary Termination Without Cause	$1,470,670	$0	$0		$51,501	$1,522,171
Termination Following Change in Control	$2,574,408	$1,349,933	$187,328	(4)	$28,298	$4,139,967

Jerry E. Sheridan
Death	$0	$66,000	$0		$0	$66,000
Involuntary Termination Without Cause	$353,580	$0	$0		$44,376	$397,956
Termination Following Change in Control	$901,150	$244,405	$54,400	(4)	$426,712	$1,626,667

Lon R. Greenberg
Death	$0	$1,559,500	$0		$0	$1,559,500
Involuntary Termination Without Cause	$5,796,000	$0	$0		$58,626	$5,854,626
Termination Following Change in Control	$7,675,090	$5,976,100	$5,104,967	(5)	$34,445	$18,790,602

John L. Walsh
Death	$0	$660,400	$0		$0	$660,400
Involuntary Termination Without Cause	$1,708,979	$0	$0		$51,501	$1,760,480
Termination Following Change in Control	$3,763,304	$2,764,780	$775,767	(5)	$2,716,187	$10,020,038

Robert H. Knauss
Death	$0	$220,133	$0		$0	$220,133
Involuntary Termination Without Cause	$731,544	$0	$0		$44,376	$775,920
Termination Following Change in Control	$1,684,897	$856,643	$620,368	(5)	$1,301,471	$4,463,379

(1)	There are no incremental payments in the event of voluntary resignation, involuntary termination for cause or disability.

(2)
Amounts listed under “Severance Pay” are calculated pursuant to the terms of the UGI Severance Plan for Messrs. Greenberg, Walsh and Knauss, and the AmeriGas Severance Plan for Messrs. Bissell and Sheridan. We assumed that 100 percent of target annual bonus was paid.

(3)
In calculating the amounts shown above, we assumed (i) the continuation of AmeriGas Partner’s distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2007; and (ii) performance at target levels with respect to performance shares.

(4)	Amounts listed are in addition to amounts shown in the “Non-Qualified Deferred Compensation” table.

(5)	Amounts listed are in addition to amounts shown in the “Pension Benefits” table and the “Non-Qualified Deferred Compensation” table.

(6)
Amounts listed under “Welfare and Other Benefits” include estimated (a) medical, dental and life insurance premiums; (b) outplacement services fees; (c) tax preparation fees; and (d) a Code Section 280G tax gross up payment of $409,078 for Mr. Sheridan, $2,676,093 for Mr. Walsh and $1,274,622 for Mr. Knauss in the event of a change in control.

Compensation of Directors
The table below shows the components of director compensation for fiscal year 2007. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation

					Change in
					Pension Value
				Non-Equity	and
	Fees Earned			Incentive	Nonqualified	All
	or Paid	Stock	Option	Plan	Deferred	Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Stephen D. Ban	$65,000	0	0	0	0	0	$65,000

Richard C. Gozon	$65,000	0	0	0	0	0	$65,000

William J. Marrazzo	$75,000	0	0	0	0	0	$75,000

Gregory A. Pratt	$80,000	0	0	0	0	0	$80,000

Howard B. Stoeckel	$75,000	0	0	0	0	0	$75,000

James W. Stratton	$65,000	0	0	0	0	0	$65,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners
The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of November 1, 2007. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

		Amount and
		Nature of
		Beneficial
	Name and Address (1)	Ownership of	Percent
Title of Class	of Beneficial Owner	Partnership Units	of Class

Common Units	UGI Corporation	24,691,209 (2)	43%
	AmeriGas, Inc.	24,691,209 (3)	43%
	AmeriGas Propane, Inc.	24,691,209 (4)	43%
	Petrolane Incorporated	7,839,911 (4)	14%

(1)
The address of each of UGI and the General Partner is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated is 100 Kachel Boulevard, Green Hills Corporate Center, Reading, PA 19607.

(2)	Based on the number of units held by its indirect, wholly-owned subsidiaries, Petrolane Incorporated (“Petrolane”) and AmeriGas Propane, Inc.

(3)	Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4)	AmeriGas Propane, Inc.’s beneficial ownership includes 7,839,911 Common Units held by its subsidiary, Petrolane. Beneficial ownership of those Common Units is shared with UGI and AmeriGas, Inc.
Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner
The table below sets forth as of October 1, 2007 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns more than 1 percent of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents 1.3 percent of the Partnership’s outstanding Common Units.

	Amount and Nature of
Name of	Beneficial Ownership of
Beneficial Owner	Partnership Common Units (1)
Lon R. Greenberg	2,000
John L. Walsh	0
Stephen D. Ban	0
Richard C. Gozon	5,000
James W. Stratton	1,000	(2)
Gregory A. Pratt	0
William J. Marrazzo	500	(3)
Eugene V. N. Bissell	30,746	(4)
Robert H. Knauss	13,108
Jerry E. Sheridan	3,953	(5)
Howard B. Stoeckel	0
Directors and executive officers as a group (15 persons)	76,127

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Stratton’s Units are held jointly with his spouse.

(3)	Mr. Marrazzo’s Units are held jointly with his spouse.

(4)	Mr. Bissell’s Units are held jointly with his spouse.

(5)	Mr. Sheridan’s Units are held jointly with his spouse.
The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2007, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.6 percent of UGI’s Common Stock. All other directors and executive officers own less than 1 percent of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 1,899,731 shares subject to exercisable options), represents approximately 2.8 percent of UGI’s outstanding shares.

	Number of UGI Shares
	and Nature of
	Beneficial Ownership		Number of
Name of	Excluding		Exercisable UGI
Beneficial Owner	UGI Stock Options (1)		Stock Options	Total

Lon R. Greenberg	613,006	(2)	1,071,666	1,684,672
John L. Walsh	65,030	(3)	215,000	280,030
Stephen D. Ban	63,327	(4)	58,000	121,327
Richard C. Gozon	111,909	(4)	84,400	196,309
James W. Stratton	81,357	(4)(5)	84,400	165,757
Howard B. Stoeckel	0		0	0
Gregory A. Pratt	0		0	0
William J. Marrazzo	0		0	0
Eugene V. N. Bissell	66,380	(6)	120,333	186,713
Robert H. Knauss	26,412		102,000	128,412
Jerry E. Sheridan	2,597	(7)	16,000	18,597
Directors and executive officers as a group (15 persons)	1,077,255		1,899,731	2,976,986

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Greenberg holds 338,977 shares jointly with his spouse.

(3)	Mr. Walsh holds these shares jointly with his spouse.

(4)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Omnibus Equity Compensation Plan. Each Unit will be paid out to the director upon retirement or termination of service in the form of shares of UGI Common Stock (65%) and cash (35%). The number of Units included for the directors is as follows: Messrs. Ban 46,831, Gozon 79,301 and Stratton 59,749.

(5)	Mr. Stratton holds 21,608 shares jointly with his spouse.

(6)	Mr. Bissell holds these shares jointly with his spouse.

(7)	Mr. Sheridan holds these shares jointly with his spouse.

Equity Compensation Plan Information
The following table sets forth information as of the end of the Partnership’s 2007 fiscal year with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	119,317	0	454,436
Equity compensation plans not approved by security holders	0	0	0

Total	119,317	0	454,436

(1)
The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees were approved pursuant to Section 6.4 of the Partnership Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc. and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during fiscal year 2007.
Interests of the General Partner in the Partnership
We make quarterly cash distributions of all of our Available Cash, generally defined as all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. According to the Partnership Agreement, the General Partner receives incremental incentive cash distributions when unitholders’ cash distributions exceed target thresholds as follows:

Related Person Transactions
During fiscal year 2007, the General Partner contributed to the Partnership the net assets and liabilities of All Star Gas Corporation, a Missouri corporation, which was acquired by the General Partner in August 2007. In consideration for the retention of certain income tax liabilities related to the acquisition of All Star Gas Corporation, the Partnership issued 166,205 Common Units to the General Partner having a fair value of approximately $5.7 million ($34.28 per Common Unit).
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For fiscal year 2007, these costs totaled approximately $333.6 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with a formula that has been in effect since commencement of the Partnership. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $500,000 per occurrence and, in the aggregate, $500,000 in excess of the deductible, and stop loss medical coverage. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under “Business—Trade Names; Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. For fiscal year 2007, the Partnership paid UGI and its affiliates, including the General Partner, approximately $13.4 million for the services and expense reimbursements referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $34.7 million during fiscal year 2007. Of this amount, $33.1 million was pursuant to a Product Sales Agreement between Energy Services and AmeriGas OLP which was approved by the Audit Committee of the General Partner’s Board of Directors in 2004. In accordance with the Product Sales Agreement, Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase a minimum of 25 million gallons of propane annually at the Atlantic Energy, Inc. terminal in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for an initial term of five years with an option to extend the agreement for up to an additional five years. Amounts due to Energy Services at September 30, 2007 totaled $3.5 million.
The Partnership sold propane to certain affiliates of UGI which totaled $1.8 million. The highest amount due from affiliates of the Partnership during fiscal year 2007 and at November 1, 2007 was $0.4 million.

Policies regarding Transactions with Related Persons
The Partnership Agreement, the Audit Committee Charter and the Codes of Conduct set forth policies and procedures for the review and approval of certain transactions with persons affiliated with the Partnership.
Pursuant to the Audit Committee Charter, the Audit Committee has responsibility to review, and if acceptable, approve any transactions involving the Partnership or the General Partner in which a director or executive officer has a material interest. The Audit Committee also has authority to review and approve any transaction involving a potential conflict of interest between the General Partner and any of its affiliates, on the one hand, or the Partnership or any partner or assignee, on the other hand, based on the provisions of the Partnership Agreement for determining that a transaction is fair and reasonable to the Partnership. Such determinations are made at the request of the General Partner. In addition, the Audit Committee conducts an annual review of all “related person transactions,” as defined by applicable rules of the SEC.
Director Independence
For a discussion of director independence, see Item 10 “Directors and Executive Officers of the General Partner and Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accountants, in fiscal years 2007 and 2006 were as follows:

	2007	2006

Audit Fees[1]	$844,143	$1,311,595
Audit-Related Fees	- 0 -	- 0 -
Tax Fees[2]	640,771	478,795
All Other Fees[3]	12,800	- 0 -

Total Fees for Services Provided	$1,497,714	$1,790,390

[1]
Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements and internal control over financial reporting of the Partnership, (ii) the audit of management’s assessment of the effectiveness of internal control over financial reporting (for fiscal year 2006 only), (iii) subsidiary audits, (iv) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (v) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.

[2]	Tax Fees were for (i) the preparation of Substitute Schedule K-1 forms for unitholders of the Partnership, and (ii) tax planning and advice.

[3]	All Other Fees were for a software license.
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
PART IV:
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2007 and 2006
Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Partners’ Capital for the years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Quarterly Data for the years ended September 30, 2007 and 2006
(2) Financial Statement Schedules
I —	Condensed Financial Information of Registrant (Parent Company)

II —	Valuation and Qualifying Accounts for the years ended September 30, 2007, 2006 and 2005
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or notes thereto contained in this report.

(3) List of Exhibits:
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

2.1		Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21

2.2		Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22

3.1		Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 8-K (12/1/04)	3.1

3.1	(a)	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

3.1	(b)	Amendment No. 1, effective October 15, 2007, to the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., dated as of December 1, 2004.	AmeriGas Partners, L.P.	Form 8-K (10/15/07)	3.1

3.2		Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

4		Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.1		Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004 referred to in 3.1 above

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

4.2		Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.3		Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

4.4		Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

4.5		Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated as of July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

10.1		Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities, Inc. and Credit Suisse First Securities (USA) LLC, as Co- Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

10.2		Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

10.3		Release of Liens and Termination of Security Documents dated November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

10.4	**	AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, as amended December 6, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	10.4

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.5**	Description of AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, amended July 24, 2006	AmeriGas Partners, L.P.	Form 10-Q (6/30/06)	10.1

10.6**	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees	AmeriGas Partners, L.P.	Form 10-K (9/30/02)	10.2

10.7**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended December 15, 2003 (“AmeriGas 2000 Plan”)	AmeriGas Partners, L.P.	Form 10-Q (6/30/04)	10.2

10.8**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.10

10.9	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.10	Trademark License Agreement dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.11	Stock Purchase Agreement dated May 27, 1989, as amended and restated July 31, 1989, between Texas Eastern Corporation and QFB Partners	Petrolane Incorporated/AmeriGas, Inc.	Registration on Form S-1 (No. 33-69450)	10.16	(a)

10.12**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI Corporation	Form 8-K (3/27/07)	10.1

10.13**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended on December 7, 2004 – Terms and Conditions as amended December 6, 2005	UGI Corporation	Form 8-K (12/6/05)	10.10

10.14**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.14

10.15**	UGI Corporation 2004 Omnibus Equity Compensation Plan AmeriGas Employees Stock Option Grant Letter dated as of January 1, 2006	UGI Corporation	Form 8-K (12/6/05)	10.6

10.16**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI Corporation	Form 8-K (12/6/05)	10.4

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

	10.17**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI Corporation	Form 10-K (9/30/06)	10.7

	10.18**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI Corporation	Form 10-K (9/30/07)	10.8

*	10.19**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006

	10.20**	AmeriGas 2000 Plan Restricted Unit Grant Letter dated as of January 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.20

	10.21**	UGI Corporation Senior Executive Employee Severance Pay Plan as amended December 7, 2004	UGI Corporation	Form 10-K (9/30/04)	10.12

	10.22**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter	UGI Corporation	Form 8-K (12/6/05)	10.9

	10.23**	UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.38

	10.24**	UGI Corporation 1992 Non-Qualified Stock Option Plan, Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.39

*	10.25**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, As Amended July 30, 2007

	10.26	[Intentionally Omitted]

	10.27	[Intentionally Omitted]

	10.28**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, As Amended and Restated on July 31, 2007	UGI Corporation	Form 10-K (9/30/07)	10.16

	10.29**	Description of oral employment at-will arrangement for Messrs. Greenberg and Walsh	UGI Corporation	Form 10-K (9/30/05)	10.30

	10.30**	Description of oral employment at-will arrangements for Messrs. Bissell, Knauss and Sheridan	AmeriGas Partners, L.P.	Form 10-K (9/30/05)	10.30

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.31**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Messrs. Bissell, and Knauss	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.32**	Confidentiality and Post-Employment Activities Agreement between AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., and Mr. Sheridan	AmeriGas Partners, L.P.	Form 8-K (8/15/05)	10.1

10.33**	Form of Change in Control Agreement for Messrs. Greenberg and Walsh	UGI Corporation	Form 8-K (12/6/05)	10.1

10.34**	Form of Change in Control Agreement for Messrs. Bissell, Knauss and Sheridan	AmeriGas Partners, L.P.	Form 8-K (12/5/05)	10.1

10.35	Purchase Agreement by and among Columbia Energy Group, Columbia Propane Corporation, CP Holdings, Inc., Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. dated as of January 30, 2001 and amended and restated August 7, 2001	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

10.36	Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

10.37	Capital Contribution Agreement dated as of August 21, 2001 by and between Columbia Propane, L.P. and AmeriGas Propane, L.P. acknowledged and agreed to by CP Holdings, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/21/01)	10.2

10.38	Promissory Note by National Propane L.P., a Delaware limited partnership in favor of Columbia Propane Corporation dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.39

10.39	Loan Agreement dated July 19, 1999, between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.40

10.40	First Amendment dated August 21, 2001 to Loan Agreement dated July 19, 1999 between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.41

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

	10.41	Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

	10.42	Keep Well Agreement by and between AmeriGas Propane, L.P. and Columbia Propane Corporation dated August 21, 2001	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.46

	10.43**	Summary of Director Compensation	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.43

	10.44**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan effective February 1, 2007.	AmeriGas Partners, L.P.	Form 10-Q (3/31/07)	10.1

	14	Code of Ethics for principal executive, financial and accounting officers	AmeriGas Partners, L.P.	Form 10-K (9/30/03)	14

*	21	Subsidiaries of AmeriGas Partners, L.P.

*	23	Consent of PricewaterhouseCoopers LLP

*	31.1	Certification by the Chief Executive Officer relating to the Registrants’ Report on Form 10-K for the year ended September 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification by the Chief Financial Officer relating to the Registrants’ Report on Form 10-K for the year ended September 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants’ Report on Form 10-K for the fiscal year ended September 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	99	UGI Corporation Incentive Stock Award Information

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
	By:	AmeriGas Propane, Inc., Its General Partner
Date: November 29, 2007	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 26, 2007, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Eugene V. N. Bissell	President

Eugene V. N. Bissell	and Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Lon R. Greenberg	Chairman and Director

Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director

John L. Walsh

/s/ Jerry E. Sheridan	Vice President — Finance

Jerry E. Sheridan	and Chief Financial Officer
(Principal Financial Officer)

/s/ William J. Stanczak	Controller and Chief

William J. Stanczak	Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 26, 2007, by the following persons on behalf of the Registrant in the capacities indicated.

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
YEAR ENDED SEPTEMBER 30, 2007

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated November 29, 2007 and Management’s Report on Internal Control over Financial Reporting listed in the following index and are included in this report on Form-10-K.

AmeriGas Partners, L.P. and Subsidiaries	Form 10-K page

Management’s Report on Internal Control over Financial Reporting	F - 21

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-20

Consolidated Balance Sheets as of September 30, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	F-5

Consolidated Statements of Partners’ Capital for the years ended September 30, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7 to F-19

Supplementary Data (unaudited):

Quarterly Data for the years ended September 30, 2007 and 2006	F-19

Financial Statements Schedules:

I — Condensed Financial Information of Registrant (Parent Company)	S-1 to S-3

II — Valuation and Qualifying Accounts	S-4 to S-5

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$34,034	$84,775
Accounts receivable (less allowances for doubtful accounts of $15,150 and $14,460 respectively)	184,038	171,091
Accounts receivable — related parties	3,684	3,104
Inventories	124,840	99,836
Derivative financial instruments	18,300	12
Prepaid expenses and other current assets	10,124	9,391

Total current assets	375,020	368,209

Property, plant and equipment (less accumulated depreciation and amortization of $679,081 and $622,684, respectively)	633,978	580,592
Goodwill	640,664	619,938
Intangible assets (less accumulated amortization of $29,253 and $25,216, respectively)	29,809	25,608
Other assets	17,313	17,420

Total assets	$1,696,784	$1,611,767

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$1,925	$1,825
Accounts payable — trade	163,092	143,528
Accounts payable — related parties	3,588	3,530
Employee compensation and benefits accrued	31,330	28,279
Interest accrued	23,364	23,373
Customer deposits and advances	99,137	103,329
Derivative financial instruments	—	25,778
Other current liabilities	56,157	50,514

Total current liabilities	378,593	380,156

Long-term debt	931,117	931,921
Other noncurrent liabilities	64,460	67,739

Commitments and contingencies (note 11)

Minority interests	11,386	10,448

Partners’ capital:
Common unitholders (units issued - 56,988,702 and 56,797,105, respectively)	293,245	250,493
General partner	2,952	2,525
Accumulated other comprehensive income (loss)	15,031	(31,515)

Total partners’ capital	311,228	221,503

Total liabilities and partners’ capital	$1,696,784	$1,611,767

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit)

		Year Ended
	September 30,
	2007	2006	2005

Revenues:
Propane	$2,096,080	$1,953,714	$1,819,659
Other	181,295	165,552	143,597

	2,277,375	2,119,266	1,963,256

Costs and expenses:
Cost of sales — propane	1,365,071	1,277,306	1,161,808
Cost of sales — other	72,125	66,463	58,198
Operating and administrative expenses	562,524	535,288	518,127
Depreciation and amortization	75,614	72,452	73,625
Gain on sale of Arizona storage facility	(46,117)	—	—
Other (income), net	(17,572)	(16,299)	(25,781)

	2,011,645	1,935,210	1,785,977

Operating income	265,730	184,056	177,279
Loss on extinguishments of debt	—	(17,079)	(33,602)
Interest expense	(71,487)	(74,094)	(79,900)

Income before income taxes	194,243	92,883	63,777
Income tax expense	(846)	(185)	(1,514)
Minority interests	(2,613)	(1,540)	(1,418)

Net income	$190,784	$91,158	$60,845

General partner’s interest in net income	$5,600	$912	$608

Limited partners’ interest in net income	$185,184	$90,246	$60,237

Income per limited partner unit — basic and diluted (note 2)	$3.15	$1.59	$1.10

Average limited partner units outstanding (thousands):
Basic	56,826	56,797	54,602

Diluted	56,862	56,835	54,655

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,784	$91,158	$60,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,614	72,452	73,625
Gain on sale of Arizona storage facility	(46,117)	—	—
Gain on sale of Atlantic Energy	—	—	(9,135)
Loss on extinguishments of debt	—	17,079	33,602
Provision for uncollectible accounts	9,544	10,768	11,591
Other, net	4,856	(6,182)	(3,631)
Net change in:
Accounts receivable	(17,142)	(21,027)	(28,184)
Inventories	(18,829)	(9,039)	(5,741)
Accounts payable	17,819	7,557	25,798
Other current assets and liabilities	(12,030)	15,061	24,788

Net cash provided by operating activities	204,499	177,827	183,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(73,764)	(70,710)	(62,616)
Proceeds from disposals of assets	5,954	10,448	18,335
Net proceeds from sale of Arizona storage facility	49,031	—	—
Net proceeds from sale of Atlantic Energy	—	—	11,504
Acquisitions of businesses, net of cash acquired	(78,763)	(2,846)	(22,656)

Net cash used by investing activities	(97,542)	(63,108)	(55,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(154,672)	(130,805)	(122,187)
Minority interest activity	(2,144)	1,130	(967)
Issuance of long-term debt	—	343,875	446,000
Repayment of long-term debt	(1,762)	(343,453)	(466,380)
Proceeds from issuance of Common Units	814	146	73,248
Capital contributions from General Partner	66	1	740

Net cash used by financing activities	(157,698)	(129,106)	(69,546)

Cash and cash equivalents (decrease) increase	$(50,741)	$(14,387)	$58,579

CASH AND CASH EQUIVALENTS:
End of year	$34,034	$84,775	$99,162
Beginning of year	84,775	99,162	40,583

(Decrease) increase	$(50,741)	$(14,387)	$58,579

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of		General	comprehensive	partners’
	Common Units	Common	partner	income (loss)	capital
Balance September 30, 2004	54,473,272	$276,876	$2,794	$9,368	$289,038

Net income		60,237	608		60,845
Net gains on derivative instruments				32,471	32,471
Reclassification of net losses on derivative instruments				3,262	3,262

Comprehensive income		60,237	608	35,733	96,578
Distributions		(120,965)	(1,222)		(122,187)
Common Units issued in connection with public offering	2,300,000	72,675	734		73,409
Common Units issued in connection with incentive compensation plans	19,333	573	6		579

Balance September 30, 2005	56,792,605	289,396	2,920	45,101	337,417

Net income		90,246	912		91,158
Net losses on derivative instruments				(56,552)	(56,552)
Reclassification of net gains on derivative instruments				(20,064)	(20,064)

Comprehensive income		90,246	912	(76,616)	14,542
Distributions		(129,497)	(1,308)		(130,805)
Unit-based compensation expense		202	—		202
Common Units issued in connection with incentive compensation plans	4,500	146	1		147

Balance September 30, 2006	56,797,105	250,493	2,525	(31,515)	221,503

Net income		185,184	5,600		190,784
Net gains on derivative instruments				25,270	25,270
Reclassification of net losses on derivative instruments				21,276	21,276

Comprehensive income		185,184	5,600	46,546	237,330
Distributions		(149,433)	(5,239)		(154,672)
Unit-based compensation expense		489	—		489
Common Units issued in connection with incentive compensation plans	25,392	814	8		822
Common Units issued in connection with acquisition	166,205	5,698	58		5,756

Balance September 30, 2007	56,988,702	$293,245	$2,952	$15,031	$311,228

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 1 – Partnership Organization and Formation
AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as “the Operating Partnerships,” and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”
     The Operating Partnerships are engaged in the distribution of propane and related equipment and supplies. The Operating Partnerships comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states, including Alaska and Hawaii.
     At September 30, 2007, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 Common Units of AmeriGas Partners. The remaining 32,297,493 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
     AmeriGas Partners holds a 99% limited partner interest in AmeriGas OLP. AmeriGas OLP, indirectly through subsidiaries, owns an effective 0.1% general partner interest and a direct approximate 99.8% limited partner interest in Eagle OLP. An unrelated third party (“minority partner”) holds an approximate 0.1% limited partner interest in Eagle OLP.
     AmeriGas Partners and the Operating Partnerships have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner provides management and administrative services to AmeriGas Eagle Holdings, Inc. (“AEH”), the general partner of Eagle OLP, under a management services agreement. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 12).
Note 2 – Summary of Significant Accounting Policies
Consolidation Principles. The consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP and the minority partner’s 0.1% limited partner interest in Eagle OLP as minority interests in the consolidated financial statements. Prior to its sale in November 2004, the Partnership’s 50% ownership interest in Atlantic Energy, Inc. (“Atlantic Energy”) was accounted for by the equity method (see Note 4).
Finance Corps. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners.
Reclassifications. We have reclassified certain prior-year balances to conform to the current–year presentation.
Use of Estimates. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
Revenue Recognition. We recognize revenue from the sale of propane principally as product is delivered to customers. Revenue from the sale of appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenues from annually billed nonrefundable tank fees are recorded on a straight-line basis over one year. We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis.
Inventories. Our inventories are stated at the lower of cost or market. We determine cost using an average cost method for propane, specific identification for appliances and the first-in, first-out (“FIFO”) method for all other inventories.
Property, Plant and Equipment and Related Depreciation. We record property, plant and equipment at cost. The amounts we assign to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When plant and equipment are retired or otherwise disposed of, we eliminate the associated cost and accumulated depreciation from the appropriate accounts and recognize any resulting gain or loss in “Other income, net” in the Consolidated Statements of Operations. Also see Note 4. We compute depreciation expense on plant and equipment using the straight-line method over estimated service lives generally ranging from 15 to 40 years for buildings and improvements; 7 to 30 years for storage and customer tanks and cylinders; and 2 to 10 years for vehicles, equipment and office furniture and fixtures. Costs to install Partnership-owned tanks at customer locations, net of amounts billed to customers, are capitalized and depreciated over the estimated period of benefit not exceeding ten years. Depreciation expense was $71,555 in fiscal 2007, $67,793 in fiscal 2006 and $68,108 in fiscal 2005. No depreciation expense is included in cost of sales in the Consolidated Statements of Operations.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. During fiscal 2007, 2006 and 2005, no provisions for impairments were recorded.
Intangible Assets. The Partnership’s intangible assets comprise the following at September 30:

	2007	2006

Subject to amortization:
Customer relationships and noncompete agreements	$59,062	$50,824
Accumulated amortization	(29,253)	(25,216)

	$29,809	$25,608

Not subject to amortization:
Goodwill	$640,664	$619,938

     The increase in intangible assets and goodwill during fiscal 2007 is a result of business acquisitions (see Note 3). We amortize customer relationship and noncompete agreement intangibles over their estimated periods of benefit, which do not exceed 15 years. Amortization expense of intangible assets was $4,037 in 2007, $4,460 in 2006 and $4,598 in 2005. No amortization expense is included in cost of sales in the Consolidated Statements of Operations. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: 2008 — $4,534; 2009 — $4,161; 2010 — $3,753; 2011 — $3,673; 2012 — $3,602.
     Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the value of goodwill might be impaired. We test amortizable intangible assets for impairment whenever events or circumstances indicate that the carrying value of these assets might not be recoverable. When performing our impairment tests, we use quoted market prices. No provisions for impairments of goodwill or amortizable intangibles were recorded during fiscal 2007, 2006 and 2005.
Deferred Debt Issuance Costs. Included in other assets are net deferred debt issuance costs of $10,721 and $11,929 at September 30, 2007 and 2006, respectively. We are amortizing these costs over the terms of the related debt.
Computer Software Costs. We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our business. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding seven years once the installed software is ready for its intended use.
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount, or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, which exceed associated billings, are classified as customer deposits and advances on the Consolidated Balance Sheets.
Environmental and Other Legal Matters. We accrue environmental investigation and clean-up costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Amounts accrued generally reflect our best estimate of costs expected to be incurred or the minimum liability associated with a range of expected environmental response costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. Similar to environmental issues, we accrue investigation and other legal costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. We do not discount to present value the costs of future expenditures for environmental liabilities.
Income Taxes. AmeriGas Partners and the Operating Partnerships are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to their individual partners. The Operating Partnerships have corporate subsidiaries which are directly subject to federal income taxes. Accordingly, our Consolidated Financial Statements reflect income taxes related to these corporate subsidiaries. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders. This is a result of (1) differences between the tax basis and financial reporting basis of assets and liabilities and (2) the taxable income allocation requirements of the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”) and the Internal Revenue Code. At September 30, 2007, the financial reporting basis of the Partnership’s assets and liabilities exceeded the tax basis by approximately $251,000.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Equity-Based Compensation. The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective October 1, 2005. The General Partner may grant Common Unit awards to key employees under its executive and nonexecutive Common Unit plans, and certain key employees of the General Partner may be granted stock options for UGI Common Stock under UGI’s 2004 Omnibus Equity Compensation Plan, as Amended on December 5, 2006 (“UGI OECP”). Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method. We chose the modified prospective approach which requires that the new guidance be applied to the unvested portion of all outstanding option grants as of October 1, 2005 and to new grants after that date. The adoption of SFAS 123R resulted in pre-tax stock option expense of $994 and $596 in 2007 and 2006, respectively. Assuming no significant change in the level of future UGI stock option grants, we do not believe equity-based compensation expense associated with stock options will be material.
In accordance with SFAS 123R, all of our equity-based compensation, comprising Common Unit awards and UGI stock options, is measured at fair value on the grant date, date of modification or at the end of the reporting period and recognized in earning over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of the awards may be presented as a liability or as equity in the Consolidated Balance Sheets. We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value our Common Unit awards. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their fair value as of the end of each period.
During 2006, the General Partner modified the settlement terms of Common Unit awards that were granted to key employees on January 1, 2006. As a result of this modification, the fair value of a portion of the modified awards was reclassified to partners’ capital. The Partnership did not incur any incremental equity-based compensation cost as a result of the modification.
Prior to October 1, 2005, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in recording compensation expense for grants of equity instruments to employees. Under APB 25, the Partnership did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method prescribed by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
We recognized total equity-based compensation expense of $2,421, $787 and $540 in fiscal 2007, 2006 and 2005, respectively. The chart below reflects the effects on net income and basic and diluted earnings per limited partner unit for fiscal 2005 as if we had applied the provisions of SFAS 123R:

2005
Net income as reported	$60,845
Add: Unit-based employee compensation expense included in reported net income	540
Deduct: Total unit-based employee compensation expense determined under the fair value method for all awards	(1,042)

Pro forma net income	$60,343

Basic income per limited partner unit:
As reported	$1.10
Pro forma	$1.09
Diluted income per limited partner unit:
As reported	$1.10
Pro forma	$1.09
For a further description of our unit-based compensation plans and related disclosures, see Note 10.
Allocation of Net Income. Net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners (“incentive distributions”), if any, in accordance with the Partnership Agreement (see Note 5).
Net Income Per Unit. Income per limited partner unit is computed in accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Due to the seasonality of the propane business, EITF 03-6 will typically impact net income per limited partner unit for the periods in our first three fiscal quarters. Theoretical distributions of net income in accordance with EITF 03-6 for the year ended September 30, 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.11. EITF 03-6 did not impact net income per limited partner unit for the 2006 or 2005 fiscal year periods.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation of approximately 35,000 in fiscal 2007, 37,000 in fiscal 2006 and 53,000 in fiscal 2005 reflect the effects of Common Unit awards issued under AmeriGas Propane, Inc. incentive compensation plans.
Derivative Instruments. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For a detailed description of the derivative instruments we use, our objectives for using them and related supplemental information required by SFAS 133, see Note 14.
Consolidated Statements of Cash Flows. We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value. We paid interest totaling $69,451 in fiscal 2007, $77,802 in fiscal 2006 and $81,023 in fiscal 2005.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) results from gains and losses on derivative instruments qualifying as cash flow hedges.
Segment Information. We have determined that we have a single reportable operating segment that engages in the distribution of propane and related equipment and supplies. No single customer represents ten percent or more of consolidated revenues. In addition, substantially all of our revenues are derived from sources within the United States and substantially all of our long-lived assets are located in the United States.
Recently Issued Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for remeasured assets and liabilities will be reported in earnings. SFAS No. 159 is effective for our fiscal year beginning October 1, 2008 (fiscal 2009) and should not be applied retrospectively, except as permitted by certain conditions for early adoption. We are currently evaluating the potential impact of SFAS 159.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning October 1, 2008 (fiscal 2009). We are currently evaluating the potential impact of SFAS 157.
Note 3 – Acquisitions
During fiscal 2007, the Partnership acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA, and several cylinder refurbishing businesses for total net cash consideration of $78,763. In addition, with respect to the 2007 acquisition of All Star Gas Corporation, the Partnership also issued 166,205 Common Units having a fair value of $5,698 (see Note 12). During fiscal 2006 and 2005, the Partnership acquired several retail distribution businesses and a cylinder refurbishing business. Cash consideration for the fiscal 2006 and 2005 acquisitions totaled $2,846 and $22,656, respectively. In conjunction with these acquisitions, liabilities of $1,516 in fiscal 2007, $464 in fiscal 2006 and $2,599 in fiscal 2005, were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2007	2006	2005
Net current (liabilities) assets	$(2,208)	$172	$628
Property, plant and equipment	59,439	1,626	8,741
Goodwill	20,605	884	10,557
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	8,238	632	5,393
Other long-term assets and liabilities	(98)	(4)	(64)

Total	$85,976	$3,310	$25,255

The pro forma effect of these transactions is not material.
Note 4 – Sales of Assets
In July 2007, AmeriGas OLP sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona to Plains LPG Services, L.P. The Partnership recorded a pre-tax gain of $46,117 which is included in “Gain on sale of Arizona storage facility” in our fiscal 2007 Consolidated Statement of Operations.
In November 2004, the Partnership sold its 50% ownership interest in Atlantic Energy consisting of 3,500 shares of common stock (“Shares”) pursuant to a Stock Purchase Agreement (“Agreement”) by and between AmerE Holdings, Inc. (“AmerE”), an indirect wholly owned subsidiary of AmeriGas OLP, and a subsidiary of Energy Services, Inc. (“Energy Services”), an indirect wholly owned subsidiary of UGI. Energy Services purchased AmerE’s Shares for $11,504 in cash, which is net of post-closing adjustments, as defined in the Agreement.   The Partnership recognized a pre-tax gain on the sale totaling $9,135 ($7,107 net of tax), which amount is included in “Other income, net” in the 2005 Consolidated Statement of Operations.
Note 5 – Quarterly Distributions of Available Cash
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash (as defined in the Partnership Agreement) for such quarter. Available Cash generally means:
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
Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (giving effect to the 1.01% interest of the General Partner in distributions of Available Cash from AmeriGas OLP to AmeriGas Partners) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). If Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605. Accordingly, because the Partnership made distributions to Common Unitholders of $0.61 per limited partner unit on May 18, 2007 and $0.86 per limited partner unit on August 18, 2007 (which amount included a one-time $0.25 per limited partner unit increase in the regular quarterly distribution reflecting a distribution of a portion of the proceeds from the sale of the Partnership’s Arizona storage facility), the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas Partners and AmeriGas OLP. The total amount of distributions received by the General Partner with respect to its 1% general partner interest in AmeriGas Partners during fiscal 2007 totaled $5,239, which includes $3,692 of incentive distributions.
As previously mentioned, On July 30, 2007, the General Partner’s Board of Directors approved a distribution of $0.86 per Common Unit payable on August 18, 2007 to unitholders of record on August 10, 2007. This distribution included the regular quarterly distribution of $0.61 per Common Unit and $0.25 per Common Unit reflecting a distribution of a portion of the proceeds from the Partnership’s sale of its Arizona storage facility in July 2007.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 6 – Debt
Long-term debt comprises the following at September 30:

	2007	2006

AmeriGas Partners Senior Notes:
8.875%, due May 2011 (including unamortized premium of $175 and $223, respectively, effective rate - 8.46%)	$14,815	$14,863
7.25%, due May 2015	415,000	415,000
7.125%, due May 2016	350,000	350,000
AmeriGas OLP First Mortgage Notes:
Series D, 7.11%, due March 2009 (including unamortized premium of $584 and $943, respectively, effective rate - 6.52%)	70,584	70,943
Series E, 8.50%, due July 2010 (including unamortized premium of $66 and $90, respectively, effective rate - 8.47%)	80,066	80,090
Other	2,577	2,850

Total long-term debt	933,042	933,746
Less current maturities (including net unamortized premium of $455 and $431, respectively)	(1,925)	(1,825)

Total long-term debt due after one year	$931,117	$931,921

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2008 — $1,470; 2009 — $70,521; 2010 — $80,345; 2011 — $14,775; 2012 — $105.
AmeriGas Partners Senior Notes. The 8.875% Senior Notes may be redeemed at our option; a redemption premium applies through May 19, 2009. The 7.25% and 7.125% Senior Notes generally cannot be redeemed at our option prior to May 20, 2010 and 2011, respectively. In January 2006, AmeriGas Partners refinanced AmeriGas OLP’s Series A and Series C First Mortgage Notes totaling $228,800, $59,550 of its 10% Senior Notes, and an AmeriGas OLP $35,000 term loan with proceeds from the issuance of $350,000 of its 7.125% Senior Notes due 2016. In May 2005, AmeriGas Partners refinanced $373,360 of its 8.875% Senior Notes pursuant to a tender offer with proceeds from the issuance of $415,000 of 7.25% Senior Notes due 2015. AmeriGas Partners recognized losses of $17,079 and $33,602 associated with these refinancings which amounts are reflected in “Loss on extinguishments of debt” in the fiscal 2006 and 2005 Consolidated Statements of Operations, respectively. AmeriGas Partners may, under certain circumstances following the disposition of assets or a change of control, be required to offer to prepay the 7.25% and 7.125% Senior Notes.
AmeriGas OLP First Mortgage Notes. As of November 6, 2006, AmeriGas OLP’s First Mortgage Notes are no longer collateralized. The General Partner is co-obligor of the Series D and E First Mortgage Notes. AmeriGas OLP may prepay the First Mortgage Notes, in whole or in part. These prepayments include a make whole premium. Following the disposition of assets or a change of control, AmeriGas OLP may be required to offer to prepay the First Mortgage Notes, in whole or in part.
AmeriGas OLP Credit Agreement. Effective November 6, 2006, AmeriGas OLP’s entered into a new unsecured Credit Agreement (“Credit Agreement”) consisting of (1) a Revolving Credit Facility and (2) an Acquisition Facility. The General Partner and Petrolane are guarantors of amounts outstanding under the Credit Agreement. References made herein to the Credit Agreement relate to the former or new Credit Agreement, as appropriate.
Under the Revolving Credit Facility, AmeriGas OLP may borrow up to $125,000 (including a $100,000 sublimit for letters of credit), which is subject to restrictions in the AmeriGas Partners Senior Notes indentures (see “Restrictive Covenants” below). The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Revolving Credit Facility expires on October 15, 2011, but may be extended for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder. There were no borrowings outstanding under AmeriGas OLP’s Revolving Credit Facility at September 30, 2007 and 2006. Issued and outstanding letters of credit, which reduce available borrowings under the Revolving Credit Facility, totaled $58,034 and $58,897 at September 30, 2007 and 2006, respectively.
The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75,000 to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. The Acquisition Facility operates as a revolving facility through October 15, 2011, at which time amounts then outstanding will be immediately due and payable. There were no amounts outstanding under the Acquisition Facility at September 30, 2007 and 2006.
The Revolving Credit Facility and the Acquisition Facility permit AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate (7.75% at September 30, 2007), or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. The margin on Eurodollar Rate borrowings (which ranges from 1.00% to 1.75%), and the Credit Agreement facility fee rate (which ranges from 0.25% to 0.375%), are dependent upon AmeriGas OLP’s ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the Credit Agreement.
AmeriGas OLP Term Loan. In April 2005, AmeriGas OLP entered into a $35,000 variable-rate term loan due October 1, 2006 (“AmeriGas OLP Term Loan”), which bore interest plus margin at the same rates as the Credit Agreement. Proceeds from the AmeriGas OLP Term Loan were used to repay a portion of the $53,750 maturing AmeriGas OLP First Mortgage Notes. The Partnership used a portion of the proceeds from the issuance of the 7.125% Senior Notes due 2016 to repay the AmeriGas OLP Term Loan in January 2006.
Restrictive Covenants. The 7.25% and 7.125% Senior Notes of AmeriGas Partners restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets. Under the 7.25% and 7.125% Senior Note indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. These conditions include:
1.	no event of default exists or would exist upon making such distributions and

2.	the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75-to-1.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $24,000 less the total amount of distributions made during the immediately preceding 16 fiscal quarters.
The Credit Agreement and the First Mortgage Notes restrict the incurrence of additional indebtedness and also restrict certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The Credit Agreement and First Mortgage Notes require the ratio of total indebtedness, as defined, to EBITDA, as defined (calculated on a rolling four-quarter basis or eight- quarter basis divided by two), to be less than or equal to 4.0-to-1 with respect to the Credit Agreement and 5.25-to-1 with respect to the First Mortgage Notes. In addition, the Credit Agreement requires that AmeriGas OLP maintain a ratio of EBITDA to interest expense, as defined, of at least 3.0-to-1 on a rolling four-quarter basis, and a minimum EBITDA. Generally, as long as no default exists or would result, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
Note 7 – Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $7,039 in fiscal 2007, $5,813 in fiscal 2006 and $6,312 in fiscal 2005.
Note 8 – Inventories
Inventories comprise the following at September 30:

	2007	2006

Propane gas	$103,587	$81,325
Materials, supplies and other	16,186	12,399
Appliances for sale	5,067	6,112

Total inventories	$124,840	$99,836

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual review and call for payment based on either market prices at date of delivery or fixed prices.
Note 9 – Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2007	2006

Land	$66,391	$58,107
Buildings and improvements	89,878	83,050
Transportation equipment	68,005	60,279
Storage facilities	109,934	101,509
Equipment, primarily cylinders and tanks	958,917	879,800
Other	19,934	20,531

Gross property, plant and equipment	1,313,059	1,203,276
Less accumulated depreciation and amortization	(679,081)	(622,684)

Net property, plant and equipment	$633,978	$580,592

Note 10 – Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units.
In September 2007, in conjunction with a propane business acquisition, the Partnership issued 166,205 Common Units to the General Partner at $34.28 per Common Unit (see Note 12). In September 2005, AmeriGas Partners sold 2,300,000 Common Units in an underwritten public offering at a public offering price of $33.00 per Common Unit. The net proceeds of the public offering totaling $72,675 and the associated capital contributions from the General Partner totaling $1,483 were contributed to AmeriGas OLP, and used to reduce indebtedness under its bank credit agreement and for general partnership purposes.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Under the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”), the General Partner may award to key employees the right to receive a total of 500,000 AmeriGas Partners Common Units (comprising AmeriGas Performance Units), or cash equivalent to the fair market value of such Common Units. In addition, the 2000 Propane Plan authorizes the crediting of Common Unit distribution equivalents to participants’ accounts. AmeriGas Performance Unit grant recipients are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target amount based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to companies in a peer group. Grantees of AmeriGas Performance Units may not receive any award if AmeriGas Partners’ TUR is below the 40th percentile of the peer group, at the 40th percentile, the employee will be paid an award equal to 50% of the target award; and at the 100th percentile will receive 200% of the target award. The actual amount of the award is interpolated between these percentile rankings. Any distribution equivalents earned are paid in cash. Generally, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
Under SFAS 123R, AmeriGas Performance Units are equity awards with a market-based condition, which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair value of AmeriGas Performance Units awarded prior to fiscal 2006 are estimated using the intrinsic value method. The fair value of these awards is accounted for as liabilities. The fair value of AmeriGas Performance Units awarded during fiscal 2007 and 2006 is estimated using a Monte Carlo valuation model. The fair value determined with respect to the target award and the award above the target, if any, is accounted for as equity and the fair value of all dividend equivalents is accounted for as a liability. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. Expected volatility is based upon the historical volatility of AmeriGas Partners Common Units over a three-year period. The risk-free interest rate is based on the U.S Treasury yield at the time of grant. Volatility for all comparator companies in the peer group is based on historical volatility.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal
	2007	2006
Risk-free rate	4.7%	5.2%
Expected life	3 years	3 years
Expected volatility	17.6%	18.1%
Dividend yield	7.1%	7.7%
We also have a nonexecutive AmeriGas Partners Common Unit plan under which the General Partner may grant awards of up to a total of 200,000 Common Units (comprising AmeriGas Units) to key employees who do not participate in the 2000 Propane Plan. Generally, awards under the nonexecutive plan vest at the end of a three-year period and will be paid in Common Units and cash. The General Partner granted awards under the 2000 Propane Plan and the nonexecutive plan representing 49,650, 38,350 and 41,100 Common Units in fiscal 2007, 2006 and 2005, respectively, having weighted-average grant date fair values per Common Unit of $33.63, $29.62 and $29.51, respectively. At September 30, 2007 and 2006, awards representing 119,317 and 113,517 Common Units, respectively, were outstanding. At September 30, 2007, 316,686 and 137,750 Common Units were available for future grants under the 2000 Propane Plan and the nonexecutive plan, respectively.
The following table summarizes AmeriGas Unit and AmeriGas Performance Unit award activity for fiscal 2007:

	Number of	Weighted-Average
	AmeriGas Partners	Grant Date Fair
	Common Units	Value (per Unit)

Non-vested Units — September 30, 2006	93,900	$29.10
Granted	49,650	$33.63
Forfeited	(1,200)	$31.52
Vested	(31,698)	$28.64
Performance criteria not met	(3,918)	$28.02

Non-vested Units — September 30, 2007	106,734	$30.61

During fiscal 2007, the Partnership paid 38,736 AmeriGas Partners Common Units, including $600 paid in cash, associated with 51,200 awards granted in fiscal 2004. During fiscal 2006, the Partnership paid 6,750 AmeriGas Partners Common Units, including $73 paid in cash, associated with 43,500 awards granted in fiscal 2003. During fiscal 2005, the Partnership paid 29,586 AmeriGas Partners Common Units, including $460 paid in cash, associated with 112,250 awards granted in fiscal 2003 and 2002.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
As of September 30, 2007, there was $1,041 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted average period of 1.5 years. As of September 30, 2007, there was $1,750 of unrecognized compensation cost associated with 119,317 Common Unit awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of Common Units that vested during fiscal 2007, 2006, and 2005 was $1,213, $646 and $1,230, respectively. Also, at September 30, 2007, a liability of $1,769 is reflected in other non-current liabilities in the Consolidated Balance Sheet. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit awards paid out in AmeriGas Partners Common Units.
Note 11 – Commitments and Contingencies
We lease various buildings and other facilities and transportation, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $56,342 in fiscal 2007, $53,085 in fiscal 2006 and $49,701 in fiscal 2005.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2008	$47,342
2009	39,734
2010	34,381
2011	28,553
2012	22,503
Thereafter	51,713

Total minimum operating lease payments	$224,226

The Partnership enters into fixed price contracts with suppliers to purchase a portion of its propane supply requirements. These contracts generally have terms of less than one year. As of September 30, 2007, contractual obligations under these contracts totaled $25,819.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual review and call for payment based on either market prices at the date of delivery or fixed prices.
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At September 30, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.
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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
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
Note 12 – Related Party Transactions
During 2007, the General Partner contributed to the Partnership the net assets of All Star Gas Corporation, a Missouri corporation that was acquired by the General Partner in August 2007. In consideration for the retention of certain income tax liabilities relating to All Star Gas Corporation, the Partnership issued 166,205 Common Units to the General Partner having a fair value of $5,698 ($34.28 per Common Unit).
Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $333,565 in fiscal 2007, $313,553 in fiscal 2006 and $303,561 in fiscal 2005, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $10,820 in fiscal 2007, $10,350 in fiscal 2006 and $13,083 in fiscal 2005. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $2,532 in fiscal 2007, $2,682 in fiscal 2006 and $3,120 in fiscal 2005.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $34,654, $37,720 and $28,457 during fiscal 2007, 2006 and 2005, respectively. Amounts due to Energy Services at September 30, 2007 and 2006 totaled $3,507 and $3,115, respectively, which are included in accounts payable — related parties in our Consolidated Balance Sheets. In November 2004, in conjunction with the Partnership’s sale of its 50% ownership interest in Atlantic Energy to Energy Services, Energy Services and AmeriGas OLP entered into a Product Sales Agreement whereby Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at the Atlantic Energy terminal in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for an initial term of five years with an option to extend the agreement for up to an additional five years. The price to be paid for product purchased under the agreement will be determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the Atlantic Energy terminal.
Prior to the sale of Atlantic Energy, the General Partner provided accounting, insurance and other administrative services to Atlantic Energy and was reimbursed for the related costs. Such costs were not material during 2005. In addition, AmeriGas OLP entered into product cost hedging contracts on behalf of Atlantic Energy. When these contracts were settled, AmeriGas OLP was reimbursed the cost of any losses, or distributed the proceeds of any gains, to Atlantic Energy.
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material in fiscal 2007, 2006 or 2005.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 13 – Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2007	2006

Self-insured property and casualty liability	$17,923	$17,331
Taxes other than income taxes	6,718	5,969
Propane exchange liability	11,950	9,281
Deferred tank fee revenue	11,753	10,566
Other	7,813	7,367

Total other current liabilities	$56,157	$50,514

Note 14 – Financial Instruments
In accordance with its propane price risk management policy, the Partnership uses derivative instruments, including price swap and option contracts and contracts for the forward sale of propane, to manage the cost of a portion of its forecasted purchases of propane and to manage market risk associated with propane storage inventories. These derivative instruments have been designated by the Partnership as cash flow or fair value hedges under SFAS 133. The fair values of these derivative instruments are affected by changes in propane product prices. In addition to these derivative instruments, the Partnership may also enter into contracts for the forward purchase of propane as well as fixed-price supply agreements to manage propane market price risk. These contracts generally qualify for the normal purchases and normal sales exception of SFAS 133 and therefore are not adjusted to fair value.
On occasion, we enter into interest rate protection agreements (“IRPAs”) designed to manage interest rate risk associated with planned issuances of fixed-rate long-term debt. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in accumulated other comprehensive income and are reclassified to interest expense as the interest expense on the associated debt issue affects earnings.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service.
During fiscal 2007, there were no net losses recognized in earnings representing cash flow ineffectiveness. During fiscal 2006 and 2005, the net loss recognized in earnings representing cash flow hedge ineffectiveness was $445 and $1,726, respectively. Gains and losses included in accumulated other comprehensive income at September 30, 2007 relating to cash flow hedges will be reclassified into (1) cost of sales when the forecasted purchase of propane subject to the hedges impacts net income and (2) interest expense when interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. Included in accumulated other comprehensive income at September 30, 2007 are net gains of approximately $577 from IRPAs associated with forecasted issuances of ten-year debt generally anticipated to occur during fiscal 2009 and 2010. The amount of net gain that is expected to be reclassified into net income during the next twelve months is not material. The remaining net gain on derivative instruments included in accumulated other comprehensive income at September 30, 2007 of $18,100 is principally associated with future purchases of propane generally anticipated to occur during the next twelve months. The actual amount of gains or losses on unsettled derivative instruments that ultimately is reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in derivative financial instruments, other assets and other non-current liabilities in the Consolidated Balance Sheets.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amounts and estimated fair values of our remaining financial instruments (including unsettled derivative instruments) at September 30 are as follows:

	Carrying	Estimated
	Amount	Fair Value

2007:
Propane swap and option contracts	$18,290	$18,290
Interest rate protection agreements	583	583
Long-term debt	933,042	923,505
2006:
Propane swap and option contracts	$(26,215)	$(26,215)
Interest rate protection agreements	(305)	(305)
Long-term debt	933,746	934,483

We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. Fair values of derivative instruments reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts.
We have financial instruments such as short-term investments and trade accounts receivable which could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper and U.S. Government securities. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different U.S. markets. We attempt to minimize our credit risk associated with our derivative financial instruments through the application of credit policies.
Note 15 – Other Income, Net
Other income, net, comprises the following:

	2007	2006	2005

Gain on sales of fixed assets	$862	$2,801	$5,196
Finance charges	10,208	8,371	7,552
Gain on sale of Atlantic Energy	—	—	9,135
Other	6,502	5,127	3,898

Total other income, net	$17,572	$16,299	$25,781

Note 16 – Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,		September 30,
	2006	2005	2007	2006(a)	2007	2006	2007 (b)	2006
Revenue	$616,591	$630,224	$809,808	$718,130	$433,917	$379,109	$417,059	$391,803
Operating income	$75,260	$74,665	$139,260	$116,325	$12,035	$2,873	$39,175	$(9,807)
Net income (loss)	$55,640	$55,013	$119,886	$78,759	$(5,712)	$(14,837)	$20,970	$(27,777)
Income (loss) per limited partner unit - basic and diluted	$0.88	$0.87	$1.47	$1.08	$(0.10)	$(0.26)	$0.30	$(0.48)

(a)	Includes a loss on early extinguishment of debt which decreased net income by $16,934 or $0.30 per limited partner unit.

(b)	Includes a gain on sale of the Partnership’s 3.5 million barrel storage facility which increased net income by $45,651 or $0.79 per limited partner unit.

Report of Independent Registered Public Accounting Firm
To the Partners of AmeriGas Partners, L.P. and the Board of Directors of AmeriGas Propane, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 2 and 10 to the consolidated financial statements, the Partnership changed the manner in which it accounts for equity-based compensation as of October 1, 2005.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 29, 2007

General Partner’s Report
Financial Statements
The Partnership’s consolidated financial statements and other financial information contained in this Annual Report are prepared by the management of the General Partner, AmeriGas Propane, Inc., which is responsible for their fairness, integrity and objectivity. The consolidated financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best judgments and estimates.
The Audit Committee of the Board of Directors of the General Partner is composed of three members, none of whom is an employee of the General Partner. This Committee is responsible for overseeing the financial reporting process and the adequacy of controls, and for monitoring the independence and performance of the Partnership’s independent registered public accounting firm and internal auditors. The Committee is also responsible for maintaining direct channels of communication among the Board of Directors, management and both the independent registered public accounting firm and internal auditors.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, is engaged to perform audits of our consolidated financial statements. These audits are performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm was given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. The Partnership believes that all representations made to the independent registered public accounting firm during their audits were valid and appropriate.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
Internal control over financial reporting refers to the process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes policies and procedures that, among other things, provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded to permit the preparation of reliable financial information. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Partnership maintained effective internal control over financial reporting as of September 30, 2007, based on the COSO Framework.

Eugene V. N. Bissell
Chief Executive Officer

Jerry E. Sheridan
Chief Financial Officer

William J. Stanczak
Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2007	2006

ASSETS

Current assets:

Cash	$180	$1,484

Total current assets	180	1,484

Investment in AmeriGas Propane, L.P.	1,107,649	1,017,806
Other assets	9,474	10,649

Total assets	$1,117,303	$1,029,939

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:

Accounts payable and other liabilities	$5,764	$8,077
Accrued interest	20,496	20,496

Total current liabilities	26,260	28,573

Long-term debt	779,815	779,863

Commitments and contingencies

Partners’ capital:
Common unitholders	293,245	250,493
General partner	2,952	2,525
Accumulated other comprehensive income (loss)	15,031	(31,515)

Total partners’ capital	311,228	221,503

Total liabilities and partners’ capital	$1,117,303	$1,029,939

Commitments and Contingencies:
The only scheduled principal repayment of long-term debt during the next five fiscal years ending September 30 is
$14,640 due May 2011.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2007	2006	2005

Operating (income) expenses, net	$78	$151	$42
Loss on extinguishments of debt	—	(2,702)	(33,602)
Interest expense	(58,006)	(51,648)	(39,834)

Loss before income taxes	(57,928)	(54,199)	(73,394)
Income tax expense	30	40	60

Loss before equity in income of AmeriGas Propane, L.P.	(57,958)	(54,239)	(73,454)
Equity in income of AmeriGas Propane, L.P.	248,742	145,397	134,299

Net income	$190,784	$91,158	$60,845

General partner’s interest in net income	$5,600	$912	$608

Limited partners’ interest in net income	$185,184	$90,246	$60,237

Income per limited partner unit — basic and diluted (a)	$3.15	$1.59	$1.10

Average limited partner units outstanding — basic (thousands)	56,826	56,797	54,602

Average limited partner units outstanding — diluted (thousands)	56,862	56,835	54,655

(a)	Calculated in accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2007 (b)	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$152,752	$121,668	$89,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to AmeriGas Propane, L.P.	(264)	(282,207)	(73,415)

Net cash used by investing activities	(264)	(282,207)	(73,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(154,672)	(130,805)	(122,186)
Issuance of long-term debt	—	343,875	410,550
Repayments of long-term debt	—	(60,000)	(373,360)
Proceeds from issuance of Common Units	814	146	73,248
Capital contribution from General Partner	66	1	740

Net cash (used) provided by financing activities	(153,792)	153,217	(11,008)

(Decrease) increase in cash and cash equivalents	$(1,304)	$(7,322)	$5,305

CASH AND CASH EQUIVALENTS:
End of year	$180	$1,484	$8,806
Beginning of year	1,484	8,806	3,501

(Decrease) increase	$(1,304)	$(7,322)	$5,305

(a)	Includes distributions received from AmeriGas Propane, L.P. of $210,996, $171,510 and $161,058 for the years ended September 30, 2007, 2006 and 2005, respectively.

(b)
During the year ended September 30, 2007, the Partnership issued Common Units to the General Partner at a price of $34.28 per Common Unit in consideration for the retention of certain income tax liabilities relating to the acquisition of All Star Gas Corporation.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2007
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$14,460	$9,544	$(10,131	) (1)	$15,149

			1,276	(4)

Other reserves:
Self-insured property and casualty liability	$58,550	$10,987	$(11,823	) (2)	$57,714

Insured property and casualty liability	$377	$—	$—		$377

Environmental, litigation and other	$12,680	$90	$(685	) (2)	$12,056

			(29	) (3)

Year Ended September 30, 2006
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$13,143	$10,768	$(9,451	) (1)	$14,460

Other reserves:
Self-insured property and casualty liability	$60,620	$11,856	$(13,926	) (2)	$58,550

Insured property and casualty liability	$377	$—	$—		$377

Environmental, litigation and other	$8,303	$5,140	$(528	) (2)	$12,680

			(235	) (3)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2005
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$11,964	$11,591	$(10,412	) (1)	$13,143

Other reserves:

Self-insured property and casualty liability	$53,172	$23,486	$(16,038	) (2)	$60,620

Insured property and casualty liability	$627	$(250)	$—		$377

Environmental, litigation and other	$10,888	$744	$(4,249	) (2)	$8,303

			920	(3)

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Payments, net of any refunds

(3)	Other adjustments, primarily reclassifications

(4)	Acquisitions

EXHIBIT INDEX

Exhibit No.	Description

10.19	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006

10.25	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, As Amended July 30, 2007

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99	UGI Corporation Incentive Stock Award Information