Form 10-Q
period 2007-12-31
AMERIGAS PARTNERS LP
filed 2008-02-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2008, there were 57,009,951 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31,	September 30,	December 31,
	2007	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$14,158	$34,034	$27,166
Accounts receivable (less allowances for doubtful accounts of $15,591, $15,150 and $15,169, respectively)	322,419	184,038	237,486
Accounts receivable — related parties	4,237	3,684	4,107
Inventories	155,243	124,840	111,994
Derivative financial instruments	36,249	18,300	5
Prepaid expenses and other current assets	8,570	10,124	9,530

Total current assets	540,876	375,020	390,288

Property, plant and equipment (less accumulated depreciation and amortization of $695,085, $679,081 and $637,920, respectively)	630,269	633,978	582,670
Goodwill	639,350	640,664	619,938
Intangible assets (less accumulated amortization of $30,417, $29,253 and $26,172, respectively)	28,646	29,809	24,728
Other assets	16,496	17,313	16,872

Total assets	$1,855,637	$1,696,784	$1,634,496

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$1,660	$1,925	$1,635
Bank loans	67,000	—	—
Accounts payable — trade	259,095	163,092	192,544
Accounts payable — related parties	3,881	3,588	4,193
Employee compensation and benefits accrued	18,893	31,330	17,657
Interest accrued	12,623	23,364	12,233
Customer deposits and advances	82,566	99,137	77,039
Derivative financial instruments	—	—	25,086
Other current liabilities	52,420	56,157	49,100

Total current liabilities	498,138	378,593	379,487

Long-term debt	930,889	931,117	931,644
Other noncurrent liabilities	67,197	64,460	69,908

Commitments and contingencies (note 3)
Minority interests	11,642	11,386	10,545
Partners’ capital	347,771	311,228	242,912

Total liabilities and partners’ capital	$1,855,637	$1,696,784	$1,634,496

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended
	December 31,
	2007	2006

Revenues:
Propane	$699,669	$569,924
Other	48,499	46,667

	748,168	616,591

Costs and expenses:
Cost of sales — propane	487,865	370,995
Cost of sales — other	18,482	17,711
Operating and administrative expenses	152,884	138,450
Depreciation and amortization	19,824	18,567
Other income, net	(4,845)	(4,392)

	674,210	541,331

Operating income	73,958	75,260
Interest expense	(18,230)	(17,973)

Income before income taxes and minority interests	55,728	57,287
Income taxes	(693)	(911)
Minority interests	(730)	(736)

Net income	$54,305	$55,640

General partner’s interest in net income	$587	$556

Limited partners’ interest in net income	$53,718	$55,084

Income per limited partner unit — basic and diluted (note 1)	$0.87	$0.88

Average limited partner units outstanding (thousands):
Basic	56,993	56,806

Diluted	57,036	56,846

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,305	$55,640
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,824	18,567
Provision for uncollectible accounts	3,394	3,049
Other, net	903	(1,415)
Net change in:
Accounts receivable	(142,328)	(69,444)
Inventories	(30,403)	(12,149)
Accounts payable	96,296	48,675
Other current assets and liabilities	(40,247)	(47,071)

Net cash used by operating activities	(38,256)	(4,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(18,183)	(21,536)
Proceeds from disposals of assets	4,435	2,208
Acquisitions of businesses, net of cash acquired	1,157	(146)

Net cash used by investing activities	(12,591)	(19,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(35,161)	(33,280)
Minority interest activity	(647)	(624)
Increase in bank loans	67,000	—
Issuance of long-term debt	—	70
Repayment of long-term debt	(385)	(417)
Proceeds from issuance of Common Units	162	261
Capital contributions from General Partner	2	3

Net cash provided (used) by financing activities	30,971	(33,987)

Cash and cash equivalents decrease	$(19,876)	$(57,609)

CASH AND CASH EQUIVALENTS:
End of period	$14,158	$27,166
Beginning of period	34,034	84,775

Decrease	$(19,876)	$(57,609)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of	Common	General	comprehensive	partners’
	Common Units	unitholders	partner	income (loss)	capital
Balance September 30, 2007	56,988,702	$293,245	$2,952	$15,031	$311,228
Net income		53,718	587		54,305
Net gains on derivative instruments				34,876	34,876
Reclassification of net gains on derivative instruments				(17,771)	(17,771)

Comprehensive income		53,718	587	17,105	71,410
Distributions		(34,766)	(395)		(35,161)
Unit-based compensation expense		130	—		130
Common Units issued in connection with incentive compensation plans	4,500	162	2		164

Balance December 31, 2007	56,993,202	$312,489	$3,146	$32,136	$347,771

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2007 (“2007 Annual Report”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Allocation of Net Income. Net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners (“Incentive Distributions”), if any, in accordance with the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners as amended by Amendment No. 1.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Net Income Per Unit. Income per limited partner unit is computed in accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Due to the seasonality of the propane business, EITF 03-6 will typically impact net income per limited partner unit for the periods in our first three fiscal quarters. Theoretical distributions of net income in accordance with EITF 03-6 for the three months ended December 31, 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.07. Theoretical distributions of net income in accordance with EITF 03-6 for the three months ended December 31, 2006 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.09.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,
	2007	2006
Net income	$54,305	$55,640
Other comprehensive income (loss)	17,105	(1,274)

Comprehensive income	$71,410	$54,366

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Recently Issued Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 141R.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require, among other things, (1) ownership interests in subsidiaries held by parties other than the parent be presented within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest be presented clearly on the income statement; (3) changes in a parent’s ownership interest while retaining control be accounted for as equity transactions; and (4) any retained noncontrolling equity investments in a former subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 160.

2.	Related Party Transactions

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $89,285 and $83,067 during the three months ended December 31, 2007 and 2006, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,351 and $2,322 during the three months ended December 31, 2007 and 2006, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These costs totaled $511 and $638 during the three months ended December 31, 2007 and 2006, respectively.

AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $13,341 and $8,618, during the three months ended December 31, 2007 and 2006, respectively. Amounts due to Energy Services totaled $3,751, $3,507 and $4,134 at December 31, 2007, September 30, 2007 and December 31, 2006, respectively, and are reflected in accounts payable — related parties in the Condensed Consolidated Balance Sheets.

3.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At December 31, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

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
FORWARD-LOOKING STATEMENTS
Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2007 (“2007 three-month period”) with the three months ended December 31, 2006 (“2006 three-month period”).
Executive Overview
Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes particularly during the first half of our fiscal year. As a result, our earnings are generally higher in the first and second fiscal quarters. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. In addition, high and volatile commodity prices like those experienced over the last several years can result in lower customer consumption and increased competitive pressures in certain markets.
Temperatures during the 2007 three-month period were 7.2% warmer than normal but slightly colder than the prior-year three-month period. The Partnership reported net income of $54.3 million during the 2007 three-month period compared with net income of $55.6 million in the prior-year three-month period. Notwithstanding the earnings benefits from acquisitions made during the twelve months ended September 30, 2007 (“fiscal 2007”), retail gallons sold declined slightly principally due to customer conservation in response to significant increases in propane product costs during the 2007 three-month period. Although retail volumes sold were slightly lower than the prior-year, total margin was higher in the 2007 three-month period due to higher average retail unit margins.

AMERIGAS PARTNERS, L.P.
2007 three-month period compared with 2006 three-month period

			Increase
Three Months Ended December 31,	2007	2006	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	279.1	282.9	(3.8)	(1.3)%
Wholesale	32.3	34.6	(2.3)	(6.6)%

	311.4	317.5	(6.1)	(1.9)%

Revenues:
Retail propane	$647.7	$531.5	$116.2	21.9%
Wholesale propane	52.0	38.5	13.5	35.1%
Other	48.5	46.6	1.9	4.1%

	$748.2	$616.6	$131.6	21.3%

Total margin (a)	$241.8	$227.9	$13.9	6.1%
EBITDA (b)	$93.1	$93.1	$—	0.0%
Operating income	$74.0	$75.3	$(1.3)	(1.7)%
Net income	$54.3	$55.6	$(1.3)	(2.3)%
Heating degree days — % warmer than normal (c)	7.2	8.6	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	December 31,
	2007	2006

Net income	$54.3	$55.6
Income tax expense	0.7	0.9
Interest expense	18.2	18.0
Depreciation	18.7	17.6
Amortization	1.2	1.0

EBITDA	$93.1	$93.1

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were 7.2% warmer than normal compared with temperatures in the prior-year period that were 8.6% warmer than normal. Notwithstanding the slightly colder 2007 three-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold declined 1.3% principally reflecting customer conservation in response to increasing propane product costs. The average wholesale propane cost at Mont Belvieu, Texas for the 2007 three-month period increased nearly 60% over the average cost in the same period last year.
Retail propane revenues increased $116.2 million reflecting a $123.3 million increase due to the higher average selling prices partially offset by a $7.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $13.5 million reflecting $16.1 million from higher wholesale selling prices partially offset by a decrease of $2.6 million from lower wholesale volumes sold. Total cost of sales increased $117.6 million in the 2007 three-month period from $388.7 million to $506.3 million reflecting an increase in propane product costs partially offset by the effects of the lower volumes sold.
Total margin was $13.9 million greater in the 2007 three-month period principally reflecting higher average propane margins per retail gallon sold partially offset by the effects on margin of the lower retail volumes sold.
EBITDA during the 2007 three-month period was $93.1 million, equal to the prior-year period. The previously mentioned increase in total margin was offset by higher operating and administrative expenses as a result of expenses associated with acquisitions, increased compensation and benefits costs and higher vehicle expenses.
Although EBITDA was equal to the prior year, Partnership operating income decreased $1.3 million reflecting higher depreciation and amortization expense. Partnership net income declined $1.3 million in the 2007 three-month period principally reflecting the previously mentioned decline in operating income.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s long-term debt outstanding at December 31, 2007 totaled $932.5 million (including current maturities of $1.7 million) compared to $933.0 million (including current maturities of $1.9 million) at September 30, 2007.
AmeriGas OLP’s Credit Agreement expires on October 15, 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At December 31, 2007, there was $67 million of borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount of available borrowing capacity, totaled $58.0 million at December 31, 2007 and 2006. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2007 three-month period were $26.5 million and $81.0 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2006 three-month period were $4.0 million and $92.0 million, respectively.

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
The quarterly distribution of $0.61 per limited partner unit for the quarter ended December 31, 2007 will be paid on February 18, 2008 to holders of record on February 8, 2008. During the three months ended December 31, 2007, the Partnership declared and paid the quarterly distribution of $0.61 per limited partner unit for the quarter ended September 30, 2007. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
Cash Flows
Operating activities. The Partnership had cash and cash equivalents totaling $14.2 million at December 31, 2007 compared to $34.0 million at September 30, 2007. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the three months ended December 31, 2007 and 2006 are not necessarily indicative of cash flows to be expected for a full year. The Partnership generally uses its Revolving Credit Facility to satisfy its seasonal cash flow needs.
Cash flow used by operating activities was $38.3 million during the 2007 three-month period compared to cash used of $4.1 million during the 2006 three-month period. Cash flow from operating activities before changes in working capital was $78.4 million in the 2007 three-month period compared to $75.8 million in the prior-year three-month period. Cash required to fund changes in operating working capital during the 2007 three-month period totaled $116.7 million compared to $80.0 million required in the prior-year three-month period. The increase in cash used to fund changes in operating working capital during the 2007 three-month period largely reflects the effects of significantly higher propane commodity costs on inventory and accounts receivable.

AMERIGAS PARTNERS, L.P.
Investing activities. We spent $18.2 million for property, plant and equipment (including maintenance capital expenditures of $7.3 million and growth capital expenditures of $10.9 million) during the 2007 three-month period compared to $21.5 million (including maintenance capital expenditures of $7.3 million and growth capital expenditures of $14.2 million) during the prior-year three-month period. During the 2007 three-month period, we received a $1.2 million cash payment from a working capital adjustment associated with a fiscal 2007 business acquisition.
Financing activities. Cash flow provided by financing activities was $31.0 million in the 2007 three-month period compared to cash flow used by financing activities of $34.0 million in the prior-year period. The Partnership’s cash flow from financing activities are typically the result of repayments and issuances of long-term debt, borrowings under our Credit Agreement, issuances of Common Units and distributions on partnership interests. During the 2007 three-month period, the Partnership had net borrowings under the Revolving Credit Agreement of $67 million which were used to fund the increased working capital requirements.
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

AMERIGAS PARTNERS, L.P.
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2007. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2007.
The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Fair	Change in
	Value	Fair Value
	(Millions of dollars)
December 31, 2007:
Propane commodity price risk	$37.0	$(15.5)
Interest rate risk	(3.3)	(4.2)
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

AMERIGAS PARTNERS, L.P.
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit

3.1	Amendment No. 1, effective October 15, 2007, to the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 8-K (10/15/07)	3.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: February 8, 2008	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: February 8, 2008	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.