Form 10-Q
period 2008-03-31
AMERIGAS PARTNERS LP
filed 2008-05-09
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2008, there were 57,009,951 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

-i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2008	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$20,881	$34,034	$52,508
Accounts receivable (less allowances for doubtful accounts of $21,565, $15,150 and $19,333, respectively)	356,399	184,038	268,401
Accounts receivable — related parties	4,661	3,684	5,007
Inventories	130,523	124,840	103,672
Derivative financial instruments	7,419	18,300	3,644
Prepaid expenses and other current assets	8,388	10,124	7,632

Total current assets	528,271	375,020	440,864

Property, plant and equipment (less accumulated depreciation and amortization of $708,893, $679,081 and $651,033, respectively)	624,243	633,978	582,217
Goodwill	640,108	640,664	619,938
Intangible assets (less accumulated amortization of $31,598, $29,253 and $27,119, respectively)	28,471	29,809	23,782
Other assets	14,770	17,313	15,761

Total assets	$1,835,863	$1,696,784	$1,682,562

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$71,682	$1,925	$1,376
Bank loans	56,000	—	—
Accounts payable — trade	215,099	163,092	175,464
Accounts payable — related parties	4,263	3,588	3,001
Customer deposits and advances	37,006	99,137	38,049
Derivative financial instruments	5,204	—	249
Other current liabilities	98,281	110,851	92,439

Total current liabilities	487,535	378,593	310,578

Long-term debt	861,264	931,117	931,386
Other noncurrent liabilities	61,515	64,460	68,069

Commitments and contingencies (note 3)
Minority interests	12,412	11,386	11,881
Partners’ capital	413,137	311,228	360,648

Total liabilities and partners’ capital	$1,835,863	$1,696,784	$1,682,562

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues:
Propane	$960,307	$764,773	$1,659,976	$1,334,697
Other	46,349	45,035	94,848	91,702

	1,006,656	809,808	1,754,824	1,426,399

Costs and expenses:
Cost of sales — propane	661,279	485,015	1,149,144	856,010
Cost of sales — other	14,717	15,289	33,199	33,000
Operating and administrative expenses	164,656	155,702	317,540	294,152
Depreciation and amortization	20,022	18,574	39,846	37,141
Other income, net	(7,305)	(4,032)	(12,150)	(8,424)

	853,369	670,548	1,527,579	1,211,879

Operating income	153,287	139,260	227,245	214,520
Interest expense	(18,697)	(17,816)	(36,927)	(35,789)

Income before income taxes and minority interests	134,590	121,444	190,318	178,731
Income taxes	(84)	(139)	(777)	(1,050)
Minority interests	(1,556)	(1,419)	(2,286)	(2,155)

Net income	$132,950	$119,886	$187,255	$175,526

General partner’s interest in net income	$1,373	$1,199	$1,960	$1,755

Limited partners’ interest in net income	$131,577	$118,687	$185,295	$173,771

Income per limited partner unit (note 1):
Basic	$1.58	$1.47	$2.47	$2.37

Diluted	$1.58	$1.47	$2.46	$2.37

Average limited partner units outstanding (thousands):
Basic	57,005	56,822	56,999	56,814

Diluted	57,037	56,850	57,036	56,848

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,255	$175,526
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,846	37,141
Provision for uncollectible accounts	9,280	7,132
Other, net	1,513	2,534
Net change in:
Accounts receivable	(182,343)	(106,351)
Inventories	(5,580)	(3,714)
Accounts payable	52,682	31,414
Other current assets and liabilities	(74,448)	(71,539)

Net cash provided by operating activities	28,205	72,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(31,276)	(38,830)
Proceeds from disposals of assets	6,253	2,385
Acquisitions of businesses, net of cash acquired	(774)	(438)

Net cash used by investing activities	(25,797)	(36,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(70,332)	(66,570)
Minority interest activity	(1,092)	(1,016)
Increase in bank loans	56,000	—
Issuance of long-term debt	—	70
Repayment of long-term debt	(911)	(833)
Proceeds from issuance of Common Units	766	814
Capital contributions from General Partner	8	8

Net cash used by financing activities	(15,561)	(67,527)

Cash and cash equivalents decrease	$(13,153)	$(32,267)

CASH AND CASH EQUIVALENTS:
End of period	$20,881	$52,508
Beginning of period	34,034	84,775

Decrease	$(13,153)	$(32,267)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of	Common	General	comprehensive	partners’
	Common Units	unitholders	partner	income (loss)	capital
Balance September 30, 2007	56,988,702	$293,245	$2,952	$15,031	$311,228
Net income		185,295	1,960		187,255
Net gains on derivative instruments				22,865	22,865
Reclassification of net gains on derivative instruments				(39,017)	(39,017)

Comprehensive income		185,295	1,960	(16,152)	171,103
Distributions		(69,542)	(790)		(70,332)
Unit-based compensation expense		364	—		364
Common Units issued in connection with incentive compensation plans	21,249	766	8		774

Balance March 31, 2008	57,009,951	$410,128	$4,130	$(1,121)	$413,137

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
1. Basis of Presentation
The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as “the Operating Partnerships,” and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.” We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.’s (the “General Partner’s”) 1.01% interest in AmeriGas OLP and an unrelated third party’s approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. AmeriGas Propane, Inc. is an indirect wholly owned subsidiary of UGI Corporation (“UGI”).
AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2007. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Allocation of Net Income. Net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners, if any, in accordance with the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners as amended by Amendment No. 1.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Net Income Per Unit. Income per limited partner unit is computed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Due to the seasonality of the propane business, EITF 03-6 will typically impact net income per limited partner unit for our first three fiscal quarters. Theoretical distributions of net income in accordance with EITF 03-6 for the three months ended March 31, 2008 and 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.73 and $0.62, respectively. Theoretical distributions of net income in accordance with EITF 03-6 for the six months ended March 31, 2008 and 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.79 and $0.69, respectively.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$132,950	$119,886	$187,255	$175,526
Other comprehensive income (loss)	(33,257)	30,399	(16,152)	29,125

Comprehensive income	$99,693	$150,285	$171,103	$204,651

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
Recently Issued Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in EITF 07-4, “Application of the Two-Class Method under FAS 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 addresses the application of the two-class method for master limited partnerships when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. EITF 07-4 states that when earnings exceed distributions, the computation of earnings per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to incentive distribution rights holders would need to be determined for each reporting period. If distributions are contractually limited to the holder of the incentive distribution rights holders’ share of currently designated available cash as defined in the partnership agreement, undistributed earnings in excess of available cash should not be allocated with respect to the incentive distribution rights. EITF 07-4 is effective for fiscal periods that begin after December 15, 2008, and would be accounted for as a change in accounting principle and applied retrospectively. Early adoption of EITF 07-4 is not permitted. We are currently evaluating the impact of EITF 07-4.
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures on the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of the SFAS 161.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price) and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill).We are currently evaluating the impact of the provisions of SFAS 141R.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require, among other things, (1) ownership interests in subsidiaries held by parties other than the parent be presented within equity, but separate from the parent’s equity; (2) earnings attributable to minority interests be included in net earnings, although such earnings will continue to be deducted to measure earnings per unit; (3) changes in a parent’s ownership interest while retaining control be accounted for as equity transactions; and (4) any retained noncontrolling equity investments in a former subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 160.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended, applies prospectively to new fair value measurements for the Partnership as follows: on October 1, 2008 the standard will apply to our measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on October 1, 2009, the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. We are currently evaluating the impact of the provisions of SFAS 157.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
2. Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $92,947 and $182,232 during the three and six months ended March 31, 2008, respectively, and $92,189 and $175,256 during the three and six months ended March 31, 2007, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $5,436 and $6,787 during the three and six months ended March 31, 2008, respectively, and $3,827 and $6,148 during the three and six months ended March 31, 2007, respectively. In addition, UGI and certain of its subsidiaries provide office space, medical stop loss coverage and automobile liability insurance to the Partnership. These costs totaled $596 and $1,107 during the three and six months ended March 31, 2008, respectively, and $658 and $1,296 during the three and six months ended March 31, 2007, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $21,195 and $34,536 during the three and six months ended March 31, 2008, respectively, and $15,718 and $24,336 during the three and six months ended March 31, 2007, respectively. Amounts due to Energy Services totaled $3,811, $3,507 and $3,001 at March 31, 2008, September 30, 2007 and March 31, 2007, respectively, and are reflected in accounts payable — related parties in the Condensed Consolidated Balance Sheets.
3. Commitments and Contingencies
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”),

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At March 31, 2008, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by AmeriGas OLP in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. Due to the early stage of such investigation, an estimate of possible loss cannot be made.
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended March 31, 2008 (“2008 three-month period”) with the three months ended March 31, 2007 (“2007 three-month period”) and (2) the six months ended March 31, 2008 (“2008 six-month period”) with the six months ended March 31, 2007 (“2007 six-month period”).
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
The Partnership reported net income of $133.0 million during the 2008 three-month period compared with net income of $119.9 million in the prior-year three-month period. Temperatures during the 2008 three-month period were approximately normal but modestly colder than the prior-year three-month period. Notwithstanding the volume benefits from acquisitions made during the twelve months ended September 30, 2007 (“fiscal 2007”) and the colder weather, retail gallons sold declined slightly in the 2008 three-month period due to, among other things, customer conservation, resulting from record high propane commodity costs, and general economic conditions. Although retail volumes sold were slightly lower than in the prior year, the Partnership’s operating results benefited from higher total margin in the 2008 three-month period due to higher average retail unit margins.
The Partnership reported net income of $187.3 million during the 2008 six-month period compared with net income of $175.5 million in the prior-year six-month period. Temperatures during the 2008 six-month period were 3.4% warmer than normal but slightly colder than the prior-year six-month period. Similar to the 2008 three-month period, customer conservation resulting from, among other things, significant increases in propane product costs and general economic conditions resulted in slightly lower retail gallons sold. Although retail volumes sold were slightly lower than in the prior year, operating results benefited from higher total margin in the 2008 six-month period due to higher average retail unit margins.

AMERIGAS PARTNERS, L.P.
2008 three-month period compared with 2007 three-month period

			Increase
Three Months Ended March 31,	2008	2007	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	368.5	370.1	(1.6)	(0.4)%
Wholesale	40.1	42.4	(2.3)	(5.4)%

	408.6	412.5	(3.9)	(0.9)%

Revenues:
Retail propane	$895.5	$716.4	$179.1	25.0%
Wholesale propane	64.8	48.4	16.4	33.9%
Other	46.4	45.0	1.4	3.1%

	$1,006.7	$809.8	$196.9	24.3%

Total margin (a)	$330.7	$309.5	$21.2	6.8%
EBITDA (b)	$171.8	$156.4	$15.4	9.8%
Operating income	$153.3	$139.3	$14.0	10.1%
Net income	$133.0	$119.9	$13.1	10.9%
Heating degree days — % warmer than normal (c)	0.4%	3.7%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales - other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership’s operating performance with other companies within the propane industry and our ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year- over- year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income for the relevant years. Management also uses EBITDA to assess its profitability because the Partnership’s parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the requirement in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to provide profitability information about its domestic propane segment. Management also considers that weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes.

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2008	2007

Net income	$133.0	$119.9
Income tax expense	0.1	0.1
Interest expense	18.7	17.8
Depreciation	18.8	17.6
Amortization	1.2	1.0

EBITDA	$171.8	$156.4

Based upon heating degree-day data, average temperatures in our service territories were approximately normal during the 2008 three-month period compared with temperatures in the prior-year period that were 3.7% warmer than normal. Notwithstanding the slightly colder 2008 three-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold were about equal to the prior-year period reflecting, among other things, customer conservation, in response to increasing propane product costs, and general economic conditions. The average wholesale propane cost at Mont Belvieu, Texas for the 2008 three-month period increased nearly 52% over the average cost in the same period last year.
Retail propane revenues increased $179.1 million reflecting a $182.2 million increase due to the higher average selling prices partially offset by a $3.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $16.4 million reflecting $19.0 million from higher wholesale selling prices partially offset by a decrease of $2.6 million from lower wholesale volumes sold. Total cost of sales increased $175.7 million to $676.0 million reflecting the effects of higher propane product costs.
Total margin was $21.2 million greater in the 2008 three-month period principally reflecting higher average propane margins per retail gallon sold.
EBITDA during the 2008 three-month period was $171.8 million, $15.4 million higher than the prior-year period. The previously mentioned increase in total margin as well as a $3.3 million increase in other income was partially offset by higher operating and administrative expenses as a result of expenses associated with acquisitions, increased vehicle expenses and, to a lesser extent, higher uncollectible accounts expenses.
Partnership operating income increased $14.0 million reflecting the previously mentioned greater EBITDA partially offset by higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Partnership net income increased $13.1 million in the 2008 three-month period principally reflecting the previously mentioned increase in operating income and slightly higher interest expense resulting from greater average short-term borrowings required to fund higher working capital.

AMERIGAS PARTNERS, L.P.
2008 six-month period compared with 2007 six-month period

			Increase
Six Months Ended March 31,	2008	2007	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	647.6	653.0	(5.4)	(0.8)%
Wholesale	72.4	77.0	(4.6)	(6.0)%

	720.0	730.0	(10.0)	(1.4)%

Revenues:
Retail propane	$1,543.2	$1,247.8	$295.4	23.7%
Wholesale propane	116.8	86.9	29.9	34.4%
Other	94.8	91.7	3.1	3.4%

	$1,754.8	$1,426.4	$328.4	23.0%

Total margin (a)	$572.5	$537.4	$35.1	6.5%
EBITDA (b)	$264.8	$249.5	$15.3	6.1%
Operating income	$227.2	$214.5	$12.7	5.9%
Net income	$187.3	$175.5	$11.8	6.7%
Heating degree days — % warmer than normal (c)	3.4%	5.8%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales - other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to compare the Partnership’s operating performance with other companies within the propane industry and our ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income for the relevant years. Management also uses EBITDA to assess its profitability because the Partnership’s parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the requirement in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to provide profitability information about its domestic propane segment. Management also considers that weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes.

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income to EBITDA for the periods presented:

	Six Months Ended
	March 31,
	2008	2007

Net income	$187.3	$175.5
Income tax expense	0.8	1.1
Interest expense	36.9	35.8
Depreciation	37.5	35.2
Amortization	2.3	1.9

EBITDA	$264.8	$249.5

Based upon heating degree-day data, average temperatures in our service territories were 3.4% warmer than normal compared with temperatures in the prior-year period that were 5.8% warmer than normal. Notwithstanding the slightly colder 2008 six-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold were slightly lower reflecting, among other things, customer conservation, in response to increasing propane product costs, and general economic conditions. The average wholesale propane cost at Mont Belvieu, Texas for the 2008 six-month period increased 55% over the average cost in the same period last year.
Retail propane revenues increased $295.4 million reflecting a $305.7 million increase due to the higher average selling prices partially offset by a $10.3 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $29.9 million reflecting $35.2 million from higher wholesale selling prices partially offset by a decrease of $5.3 million from lower wholesale volumes sold. Total cost of sales increased $293.3 million to $1,182.3 million in the 2008 six-month period from $889.0 million in the 2007 six-month period reflecting higher propane product costs.
Total margin was $35.1 million greater in the 2008 six-month period principally reflecting higher average propane margins per retail gallon sold partially offset by the effects on margin of the slightly lower retail volumes sold.
EBITDA during the 2008 six-month period was $264.8 million, $15.3 million higher than the prior-year period. The previously mentioned increase in total margin as well as a $3.7 million increase in other income was partially offset by higher operating and administrative expenses as a result of expenses associated with acquisitions, increased vehicle expenses and, to a lesser extent, higher uncollectible accounts expenses.
Partnership operating income increased $12.7 million reflecting the previously mentioned greater EBITDA reduced by higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Partnership net income increased $11.8 million in the 2008 six-month period principally reflecting the previously mentioned increase in operating income and slightly higher interest expense resulting from greater average short-term borrowings.

AMERIGAS PARTNERS, L.P.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s total debt outstanding at March 31, 2008 was $988.9 million (including current maturities of long-term debt of $71.7 million) compared to total debt outstanding at September 30, 2007 of $933.0 million (including current maturities of $1.9 million). Total debt outstanding at March 31, 2008 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $150.4 million of AmeriGas OLP First Mortgage Notes and $2.7 million of other long-term debt. Total debt outstanding at March 31, 2008 also includes $56 million outstanding under AmeriGas OLP’s Credit Agreement.
AmeriGas OLP’s Credit Agreement is currently scheduled to expire in October 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At March 31, 2008, there were $56 million of borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $44.4 million at March 31, 2008. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2008 six-month period were $50.1 million and $101 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2007 six-month period were $2.4 million and $92 million, respectively.
AmeriGas Partners periodically issues equity securities and may continue to do so. Proceeds from the Partnership’s equity offerings have generally been used by the Partnership to reduce indebtedness and for general Partnership purposes, including funding acquisitions.
At March 31, 2008, the amount of net assets of Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, the applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $1,100 million.
The Partnership increased its regular quarterly distribution by approximately 5% to $0.64 per Common Unit for the quarter ended March 31, 2008. The quarterly distribution of $0.64 per limited partner unit for the quarter ended March 31, 2008 will be paid on May 18, 2008 to holders of record on May 9, 2008. During the six months ended March 31, 2008, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.61 per Common Unit for each of the quarters ended December 31, 2007 and September 30, 2007. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

AMERIGAS PARTNERS, L.P.
Cash Flows
Operating activities. The Partnership had cash and cash equivalents totaling $20.9 million at March 31, 2008 compared to $34.0 million at September 30, 2007. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the six months ended March 31, 2008 and 2007 are not necessarily indicative of cash flows to be expected for a full year. The Partnership generally uses its Revolving Credit Facility to satisfy its seasonal cash flow needs.
Cash flow provided by operating activities was $28.2 million during the 2008 six-month period compared to cash provided of $72.1 million during the 2007 six-month period. Cash flow from operating activities before changes in working capital was $237.9 million in the 2008 six-month period compared to $222.3 million in the prior-year six-month period reflecting the improved 2008 six-month period results. Cash required to fund changes in operating working capital during the 2008 six-month period totaled $209.7 million compared to $150.2 million required in the prior-year six-month period. The higher cash required to fund operating working capital in the 2008 six-month period compared with the 2007 six-month period principally reflects the impact of the timing of and increase in propane prices on cash receipts from customers. This increase in working capital cash requirements was partially offset principally by the effects of the timing and increasing purchase price per gallon of propane on accounts payable and the timing of customers’ use of their deposits and prepayments.
Investing activities. We spent $31.3 million for property, plant and equipment (including maintenance capital expenditures of $12.9 million and growth capital expenditures of $18.4 million) during the 2008 six-month period compared to $38.8 million (including maintenance capital expenditures of $13.2 million and growth capital expenditures of $25.6 million) during the prior-year six-month period. During the 2008 six-month period, we made cash payments of $1.9 million associated with business acquisitions which was partially offset by a $1.2 million cash payment we received from a working capital adjustment associated with a fiscal 2007 business acquisition.

AMERIGAS PARTNERS, L.P.
Financing activities. Cash flow used by financing activities was $15.6 million in the 2008 six-month period compared to $67.5 million of cash flow used in the prior-year period. The Partnership’s cash flow from financing activities are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s Credit Agreement, issuances of Common Units and distributions on partnership interests. During the 2008 six-month period, the Partnership had net borrowings under the Credit Agreement totaling $56 million which were used to fund the increased working capital. AmeriGas Partners paid total cash distributions to Common Unitholders and the General Partner totaling $70.3 million and $66.6 million during the 2008 and the 2007 six-month periods, respectively. The higher amount in the 2008 six-month period principally reflects a higher quarterly per-unit distribution rate in the current year of $0.61 per Common Unit compared to a quarterly rate of $0.58 per Common Unit in the prior-year six-month period.
AmeriGas OLP Environmental Matter
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by AmeriGas OLP in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. Due to the early stage of such investigation, an estimate of possible loss cannot be made.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary financial market risks are commodity prices for propane and interest rates on borrowings.
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact its cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

AMERIGAS PARTNERS, L.P.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2008. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2008. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Fair	Change in
	Value	Fair Value
	(Millions of dollars)
March 31, 2008:
Propane commodity price risk	$7.8	$(7.5)
Interest rate risk	(6.9)	(4.5)
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

AMERIGAS PARTNERS, L.P.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Saranac Lake, New York Matter. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by AmeriGas OLP in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with action required. The Partnership is researching the history of the site and is investigating DEC’s findings.
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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit
No.	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant) By: AmeriGas Propane, Inc., as General Partner
Date: May 9, 2008	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: May 9, 2008	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.