Form 10-Q
period 2008-06-30
AMERIGAS PARTNERS LP
filed 2008-08-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2008, there were 57,009,951 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2008, September 30, 2007 and June 30, 2007	1

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007	3

Condensed Consolidated Statement of Partners’ Capital for the nine months ended June 30, 2008	4

Notes to Condensed Consolidated Financial Statements	5 - 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21 - 22

Item 4. Controls and Procedures	23

Part II Other Information

Item 1A. Risk Factors	24

Item 6. Exhibits	24

Signatures	25

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,	June 30,
	2008	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,502	$34,034	$15,453
Accounts receivable (less allowances for doubtful accounts of $20,415, $15,150 and $18,816, respectively)	234,658	184,038	183,627
Accounts receivable — related parties	4,686	3,684	3,461
Inventories	125,421	124,840	96,791
Derivative financial instruments	28,959	18,300	3,160
Prepaid expenses and other current assets	9,214	10,124	5,927

Total current assets	413,440	375,020	308,419

Property, plant and equipment (less accumulated depreciation and amortization of $725,347, $679,081 and $665,924, respectively)	621,610	633,978	599,963
Goodwill	640,439	640,664	622,694
Intangible assets (less accumulated amortization of $32,764, $29,253 and $28,112, respectively)	27,742	29,809	26,141
Other assets	15,804	17,313	18,864

Total assets	$1,719,035	$1,696,784	$1,576,081

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$71,219	$1,925	$1,508
Bank loans	26,000	—	—
Accounts payable — trade	146,264	163,092	118,518
Accounts payable — related parties	1,373	3,588	2,753
Customer deposits and advances	57,008	99,137	42,534
Derivative financial instruments	2,558	—	50
Other current liabilities	82,911	110,851	76,854

Total current liabilities	387,333	378,593	242,217

Long-term debt	861,455	931,117	931,011
Other noncurrent liabilities	64,245	64,460	67,054

Commitments and contingencies (note 3)
Minority interests	12,076	11,386	11,377
Partners’ capital	393,926	311,228	324,422

Total liabilities and partners’ capital	$1,719,035	$1,696,784	$1,576,081

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Propane	$488,482	$388,964	$2,148,458	$1,723,661
Other	46,647	44,953	141,495	136,655

	535,129	433,917	2,289,953	1,860,316

Costs and expenses:
Cost of sales — propane	343,561	251,663	1,492,705	1,107,673
Cost of sales — other	19,386	20,440	52,585	53,440
Operating and administrative expenses	146,265	135,937	463,805	430,089
Depreciation and amortization	20,158	18,933	60,004	56,074
Other income, net	(3,826)	(5,091)	(15,976)	(13,515)

	525,544	421,882	2,053,123	1,633,761

Operating income	9,585	12,035	236,830	226,555
Interest expense	(18,135)	(17,837)	(55,062)	(53,626)

(Loss) income before income taxes and minority interests	(8,550)	(5,802)	181,768	172,929
Income tax (expense) benefit	(176)	187	(953)	(863)
Minority interests	(62)	(97)	(2,348)	(2,252)

Net (loss) income	$(8,788)	$(5,712)	$178,467	$169,814

General partner’s interest in net income (loss)	$217	$(14)	$2,177	$1,741

Limited partners’ interest in net (loss) income	$(9,005)	$(5,698)	$176,290	$168,073

(Loss) income per limited partner unit (note 1):
Basic	$(0.16)	$(0.10)	$2.79	$2.72

Diluted	$(0.16)	$(0.10)	$2.79	$2.72

Average limited partner units outstanding (thousands):
Basic	57,010	56,822	57,003	56,817

Diluted	57,010	56,822	57,040	56,851

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,467	$169,814
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	60,004	56,074
Provision for uncollectible accounts	12,362	9,262
Other, net	2,952	4,269
Net change in:
Accounts receivable	(63,670)	(18,761)
Inventories	(395)	6,222
Accounts payable	(19,042)	(26,525)
Other current assets and liabilities	(67,697)	(83,321)

Net cash provided by operating activities	102,981	117,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(48,168)	(58,252)
Proceeds from disposals of assets	7,154	3,297
Acquisitions of businesses, net of cash acquired	(1,533)	(27,783)

Net cash used by investing activities	(42,547)	(82,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(107,496)	(101,626)
Minority interest activity	(1,759)	(1,661)
Increase in bank loans	26,000	—
Issuance of long-term debt	—	70
Repayment of long-term debt	(1,485)	(1,223)
Proceeds from issuance of Common Units	766	814
Capital contributions from General Partner	8	8

Net cash used by financing activities	(83,966)	(103,618)

Cash and cash equivalents decrease	$(23,532)	$(69,322)

CASH AND CASH EQUIVALENTS:
End of period	$10,502	$15,453
Beginning of period	34,034	84,775

Decrease	$(23,532)	$(69,322)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of	Common	General	comprehensive	partners’
	Common Units	unitholders	partner	income (loss)	capital
Balance September 30, 2007	56,988,702	$293,245	$2,952	$15,031	$311,228
Net income		176,290	2,177		178,467
Net gains on derivative instruments				60,820	60,820
Reclassification of net gains on derivative instruments				(50,466)	(50,466)

Comprehensive income		176,290	2,177	10,354	188,821
Distributions		(106,029)	(1,467)		(107,496)
Unit-based compensation expense		599			599
Common Units issued in connection with incentive compensation plans	21,249	766	8		774

Balance June 30, 2008	57,009,951	$364,871	$3,670	$25,385	$393,926

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

AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners, L.P.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2007 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2007. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Allocation of Net Income (Loss). Net income (loss) for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners, if any, in accordance with the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners as amended by Amendment No. 1.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Net Income (Loss) Per Unit. Income (loss) per limited partner unit is computed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Due to the seasonality of the propane business, EITF 03-6 will typically impact net income per limited partner unit for our first three fiscal quarters. Theoretical distributions of net income in accordance with EITF 03-6 for the nine months ended June 30, 2008 and 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.30 and $0.24, respectively. There was no dilutive effect of EITF 03-6 on net loss per limited partner unit for the three months ended June 30, 2008 or 2007.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income (Loss). The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(8,788)	$(5,712)	$178,467	$169,814
Other comprehensive income	26,506	4,412	10,354	33,537

Comprehensive income (loss)	$17,718	$(1,300)	$188,821	$203,351

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
Recently Issued Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 clarifies the sources of accounting principles and the framework to be followed in preparing financial statements in conformity with generally accepted accounting principles in the United States of America. We do not expect this standard to impact our financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.
In March 2008, the FASB ratified the consensus reached in EITF 07-4, “Application of the Two-Class Method under FAS 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 addresses the application of the two-class method for master limited partnerships when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. EITF 07-4 states that when earnings exceed distributions, the computation of earnings per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to incentive distribution rights holders would need to be determined for each reporting period. If distributions are contractually limited to the holder of the incentive distribution rights holders’ share of currently designated available cash as defined in the partnership agreement, undistributed earnings in excess of available cash should not be allocated with respect to the incentive distribution rights. EITF 07-4 is effective for fiscal periods that begin after December 15, 2008, and would be accounted for as a change in accounting principle and applied retrospectively. Early adoption of EITF 07-4 is not permitted. We are currently evaluating the impact of EITF 07-4 on our income (loss) per limited partner unit calculation.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures on the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS 161 on our future disclosures.
In December 2007, the FASB issued SFAS 141R. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price) and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of SFAS 141R will depend on future acquisitions.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. FSP 39-1 is effective for fiscal years beginning after November 15, 2007. FSP 39-1 is not expected to have a material effect on our earnings or financial position and will have no effect on our future cash flows
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended, applies prospectively to new fair value measurements for the Partnership as follows: on October 1, 2008 the standard will apply to our measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on October 1, 2009, the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to non-financial assets acquired and liabilities assumed that are initially measured at fair value in a business combination but that are not subject to remeasurement at fair value in subsequent periods. SFAS 157 is not expected to have a material effect on our earnings or financial position and will have no effect on our future cash flows.
2.	Related Party Transactions

Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $81,522 and $263,754 during the three and nine months ended June 30, 2008, respectively, and $79,697 and $254,953 during the three and nine months ended June 30, 2007, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $2,275 and $9,062 during the three and nine months ended June 30, 2008, respectively, and $2,244 and $8,393 during the three and nine months ended June 30, 2007, respectively. In addition, UGI and certain of its subsidiaries provide office space, medical stop loss coverage and automobile liability insurance to the Partnership. These costs totaled $675 and $1,782 during the three and nine months ended June 30, 2008, respectively, and $562 and $1,858 during the three and nine months ended June 30, 2007, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $6,396 and $40,932 during the three and nine months ended June 30, 2008, respectively, and $4,428 and $28,765 during the three and nine months ended June 30, 2007, respectively. Amounts due to Energy Services totaled $1,002, $3,507 and $1,807 at June 30, 2008, September 30, 2007 and June 30, 2007, respectively, and are reflected in accounts payable — related parties in the Condensed Consolidated Balance Sheets.
3.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At June 30, 2008, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

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
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. The General Partner has reviewed the preliminary site characterization study prepared by the DEC and is in the early stages of investigating the extent of contamination and the possible existence of other potentially responsible parties. Due to the early stage of such investigation, an estimate of possible loss cannot be made. It is reasonably possible that such estimate of possible loss could be material to the Partnership’s results of operations.

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
4.	Pending Sale of California Storage Facility

On July 30, 2008, AmeriGas OLP signed a definitive agreement to sell its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43,000 in cash. The transaction is subject to customary closing conditions and is expected to close approximately sixty to ninety days after July 30, 2008. Upon closing, we expect to record a gain of approximately $39,000 to $41,000 associated with this transaction.

AMERIGAS PARTNERS, L.P.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended June 30, 2008 (“2008 three-month period”) with the three months ended June 30, 2007 (“2007 three-month period”) and (2) the nine months ended June 30, 2008 (“2008 nine-month period”) with the nine months ended June 30, 2007 (“2007 nine-month period”).
Executive Overview
Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes particularly during the first half of our fiscal year. As a result, our earnings are generally higher in the first and second fiscal quarters. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. In addition, high and volatile commodity prices like those experienced over the last several years and weak economic conditions can result in lower customer consumption and increased competitive pressures in certain markets.
The Partnership reported a net loss of $8.8 million for the 2008 three-month period compared with a net loss of $5.7 million for the prior-year three-month period. Temperatures based upon heating degree days during the 2008 three-month period were 1.8% colder than normal and 7.0% colder than the prior year. Notwithstanding the volume benefits from acquisitions made during the twelve months ended September 30, 2007 (“fiscal 2007”) and the cooler spring weather, retail gallons sold were slightly lower in the 2008 three-month period due to, among other things, customer conservation, resulting from record high propane commodity costs, and the impact of a sluggish economy on commercial volumes. Although retail volumes sold were slightly lower than in the prior year, the Partnership’s operating results benefited from higher total margin in the 2008 three-month period due to higher average retail unit margins.
The Partnership reported net income of $178.5 million for the 2008 nine-month period compared with net income of $169.8 million for the prior-year nine-month period. Temperatures during the 2008 nine-month period were 2.7% warmer than normal but slightly colder than the prior-year nine-month period. Similar to the 2008 three-month period, customer conservation resulting from, among other things, significant increases in propane product costs and general economic conditions resulted in slightly lower retail gallons sold notwithstanding the volume benefits of acquisitions. Although retail volumes sold were slightly lower than in the prior year, operating results benefited from higher total margin in the 2008 nine-month period due to higher average retail unit margins.

AMERIGAS PARTNERS, L.P.
2008 three-month period compared with 2007 three-month period

			Increase
Three Months Ended June 30,	2008	2007	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	180.7	182.1	(1.4)	(0.8)%
Wholesale	18.0	18.7	(0.7)	(3.7)%

	198.7	200.8	(2.1)	(1.0)%

Revenues:
Retail propane	$456.8	$366.5	$90.3	24.6%
Wholesale propane	31.7	22.5	9.2	40.9%
Other	46.6	44.9	1.7	3.8%

	$535.1	$433.9	$101.2	23.3%

Total margin (a)	$172.2	$161.8	$10.4	6.4%
EBITDA (b)	$29.7	$30.9	$(1.2)	(3.9)%
Operating income	$9.6	$12.0	$(2.4)	(20.0)%
Net loss	$(8.8)	$(5.7)	$(3.1)	54.4%
Heating degree days — % colder (warmer) than normal (c)	1.8%	(6.1)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales - other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the requirement in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to provide profitability information about its domestic propane segment.

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	June 30,
	2008	2007

Net loss	$(8.8)	$(5.7)
Income tax expense (benefit)	0.2	(0.2)
Interest expense	18.1	17.8
Depreciation	19.0	18.0
Amortization	1.2	1.0

EBITDA	$29.7	$30.9

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, average temperatures in our service territories were 1.8% colder than normal during the 2008 three-month period compared with temperatures in the prior-year period that were 6.1% warmer than normal. Notwithstanding the cooler 2008 three-month period weather and the full period benefits of acquisitions made in fiscal 2007, retail gallons sold were about equal to the prior-year period reflecting, among other things, customer conservation, in response to increasing propane product costs, and a weak economy. The average wholesale propane cost at Mont Belvieu, Texas for the 2008 three-month period increased approximately 50% over such average cost for the same period last year.
Retail propane revenues increased $90.3 million reflecting a $92.9 million increase due to the higher average selling prices partially offset by a $2.6 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $9.2 million reflecting a $10.0 million increase from higher wholesale selling prices partially offset by a $0.8 million decrease from lower wholesale volumes sold. Total cost of sales increased $90.8 million to $362.9 million reflecting the effects of the higher propane product costs.
Total margin was $10.4 million greater in the 2008 three-month period principally reflecting higher average propane margins per retail gallon sold and, to a lesser extent, higher fee and service income.
Partnership EBITDA during the 2008 three-month period was $29.7 million, slightly lower than the prior-year period. The previously mentioned increase in total margin was more than offset by a $10.3 million increase in operating and administrative expenses and, to a lesser extent, lower other income. Operating and administrative expenses increased due in large part to expenses associated with acquisitions, increased vehicle fuel and maintenance expenses and the effects of a greater reduction in general insurance liabilities recorded in the prior year.
The Partnership’s operating income decreased $2.4 million reflecting the $1.2 million reduction in EBITDA and higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.

AMERIGAS PARTNERS, L.P.
2008 nine-month period compared with 2007 nine-month period

			Increase
Nine Months Ended June 30,	2008	2007	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	828.2	835.1	(6.9)	(0.8)%
Wholesale	90.4	95.7	(5.3)	(5.5)%

	918.6	930.8	(12.2)	(1.3)%

Revenues:
Retail propane	$2,000.0	$1,614.3	$385.7	23.9%
Wholesale propane	148.5	109.4	39.1	35.7%
Other	141.5	136.6	4.9	3.6%

	$2,290.0	$1,860.3	$429.7	23.1%

Total margin (a)	$744.7	$699.2	$45.5	6.5%
EBITDA (b)	$294.5	$280.4	$14.1	5.0%
Operating income	$236.8	$226.6	$10.2	4.5%
Net income	$178.5	$169.8	$8.7	5.1%
Heating degree days — % warmer than normal (c)	2.7%	5.8%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales - other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the requirement in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to provide profitability information about its domestic propane segment.

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Nine Months Ended
	June 30,
	2008	2007

Net income	$178.5	$169.8
Income tax expense	0.9	0.9
Interest expense	55.1	53.6
Depreciation	56.5	53.2
Amortization	3.5	2.9

EBITDA	$294.5	$280.4

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, average temperatures in our service territories were 2.7% warmer than normal compared with temperatures in the prior-year period that were 5.8% warmer than normal. Notwithstanding the slightly colder 2008 nine-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold were slightly lower reflecting, among other things, customer conservation, in response to increasing propane product costs, and a weak economy. The average wholesale propane cost at Mont Belvieu, Texas during the 2008 nine-month period increased more than 50% over the average cost during the same period last year.
Retail propane revenues increased $385.7 million reflecting a $399.0 million increase due to the higher average selling prices partially offset by a $13.3 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $39.1 million reflecting a $45.2 million increase from higher wholesale selling prices partially offset by a $6.1 million decrease from lower wholesale volumes sold. Total cost of sales increased $384.2 million to $1,545.3 million in the 2008 nine-month period reflecting higher propane product costs.
Total margin was $45.5 million greater in the 2008 nine-month period principally reflecting higher average propane margins per retail gallon sold and, to a much lesser extent, higher fee income.
Partnership EBITDA during the 2008 nine-month period was $294.5 million, $14.1 million higher than the prior-year period. The previously mentioned increase in total margin as well as a $2.5 million increase in other income was partially offset by a $33.7 million increase in operating and administrative expenses as a result of expenses associated with acquisitions, increased vehicle fuel and maintenance expenses, greater general insurance expense and, to a lesser extent, higher uncollectible accounts expenses attributable to the higher revenues.
The Partnership’s operating income increased $10.2 million reflecting the previously mentioned greater EBITDA reduced by higher depreciation and amortization expense from acquisitions and plant and equipment expenditures made since the prior year.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s total debt outstanding at June 30, 2008 was $958.7 million (including current maturities of long-term debt of $71.2 million) compared to total debt outstanding at September 30, 2007 of $933.0 million (including current maturities of $1.9 million). Total debt outstanding at June 30, 2008 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $150.3 million of AmeriGas OLP First Mortgage Notes and $2.6 million of other long-term debt. Total debt outstanding at June 30, 2008 also includes $26 million outstanding under AmeriGas OLP’s Credit Agreement.

AMERIGAS PARTNERS, L.P.
AmeriGas OLP’s Credit Agreement is currently scheduled to expire in October 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At June 30, 2008, there were $26 million of borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $44.4 million at June 30, 2008. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2008 nine-month period were $47.4 million and $101 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2007 nine-month period were $2.0 million and $92 million, respectively. The higher balances in fiscal 2008 reflect in large part higher cash needed to fund increases in working capital due to the significantly higher propane product costs.
AmeriGas Partners periodically issues equity securities and may continue to do so. Proceeds from the Partnership’s equity offerings have generally been used by the Partnership to reduce indebtedness and for general Partnership purposes, including funding acquisitions.
At June 30, 2008, the amount of net assets of Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, the applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $1,100 million.
During the nine months ended June 30, 2008, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.61 per Common Unit for each of the quarters ended December 31, 2007 and September 30, 2007, and at a rate of $0.64 per Common Unit for the quarter ended March 31, 2008. The quarterly distribution of $0.64 per limited partner unit for the quarter ended June 30, 2008 will be paid on August 18, 2008 to holders of record on August 8, 2008. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

AMERIGAS PARTNERS, L.P.
Cash Flows
Operating activities. The Partnership had cash and cash equivalents totaling $10.5 million at June 30, 2008 compared to $34.0 million at September 30, 2007. Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. Accordingly, cash flows from operating activities during the nine months ended June 30, 2008 and 2007 are not necessarily indicative of cash flows to be expected for a full year. The Partnership generally uses its Revolving Credit Facility to satisfy its seasonal cash flow needs.
Cash flow provided by operating activities was $103.0 million during the 2008 nine-month period compared to cash provided of $117.0 million during the 2007 nine-month period. Cash flow from operating activities before changes in working capital was $253.8 million in the 2008 nine-month period compared to $239.4 million in the prior-year nine-month period reflecting the improved 2008 nine-month period results. Cash required to fund changes in operating working capital during the 2008 nine-month period totaled $150.8 million compared to $122.4 million required in the prior-year nine-month period. The higher cash required to fund operating working capital in the 2008 nine-month period compared with the 2007 nine-month period principally reflects the impact of the timing of purchases of propane and increases in propane prices on cash receipts from customers. This increase in working capital cash requirements was partially offset principally by the effects of the timing of payments and increasing purchase price per gallon of propane on accounts payable and the timing of customers’ use of their deposits and prepayments.
Investing activities. We spent $48.2 million for property, plant and equipment (including maintenance capital expenditures of $20.9 million and growth capital expenditures of $27.3 million) during the 2008 nine-month period compared to $58.3 million (including maintenance capital expenditures of $19.6 million and growth capital expenditures of $38.7 million) during the prior-year nine-month period. During the 2008 nine-month period, we made cash payments of $2.7 million associated with business acquisitions which was partially offset by a $1.2 million cash payment we received from a working capital adjustment associated with a fiscal 2007 business acquisition. During the 2007 nine-month period, we made cash payments of $27.8 million associated with business acquisitions.
Financing activities. Cash flow used by financing activities was $84.0 million in the 2008 nine-month period compared to $103.6 million of cash flow used in the prior-year period. The Partnership’s cash flows from financing activities are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s Credit Agreement, issuances of Common Units and distributions on partnership interests. During the 2008 nine-month period, the Partnership had net borrowings under the Credit Agreement totaling $26 million which were used to fund the increased working capital. AmeriGas Partners paid total cash distributions to Common Unitholders and the General Partner totaling $107.5 million and $101.6 million during the 2008 and the 2007 nine-month periods, respectively. The higher amount in the 2008 nine-month period principally reflects higher quarterly per-unit distribution rates in the current year compared with the prior year nine-month period.

AMERIGAS PARTNERS, L.P.
AmeriGas OLP Environmental Matter
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. The General Partner has reviewed the preliminary site characterization study prepared by the DEC and is in the early stages of investigating the extent of contamination and the possible existence of other potentially responsible parties. Due to the early stage of such investigation, an estimate of possible loss cannot be made. It is reasonably possible that such estimate of possible loss could be material to the Partnership’s results of operations.
Pending Asset Sale
On July 30, 2008, AmeriGas OLP signed a definitive agreement to sell its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43.0 million in cash. The transaction is subject to customary closing conditions and is expected to close approximately sixty to ninety days after July 30, 2008. Upon closing, we expect to record a gain of approximately $39.0 million to $41.0 million associated with this transaction.
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
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2008. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2008. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Fair	Change in
	Value	Fair Value
	(Millions of dollars)

June 30, 2008:
Propane commodity price risk	$30.3	$(31.2)
Interest rate risk	(3.4)	(4.2)
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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell

10.2	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Sheridan, Monaghan, Katz and Lugar

10.3	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Stanczak

10.4	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Knauss and Walsh	UGI Corporation	Form 10-Q (6/30/08)	10.3

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P.
(Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: August 8, 2008	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: August 8, 2008	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX
10.1	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell

10.2	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Sheridan, Monaghan, Katz and Lugar

10.3	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Stanczak

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.