Form 10-K
period 2008-09-30
AMERIGAS PARTNERS LP
filed 2008-11-21
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2008 was approximately $974,410,071. At November 21, 2008, there were outstanding 57,013,951 Common Units representing limited partner interests.

PART I:
ITEM 1. BUSINESS
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. As of September 30, 2008, we served approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers from approximately 600 district locations in 46 states.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”) and its subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP” and together with AmeriGas OLP, the “Operating Partnership”), both Delaware limited partnerships. Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2008” and “Fiscal 2007” refer to the fiscal years ended September 30, 2008 and September 30, 2007, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 44% effective ownership interest in the Partnership. See Notes 1 and 2 to the Partnership’s Consolidated Financial Statements.
Business Strategy
Our strategy is to grow by (i) acquisitions and internal sales and marketing programs, (ii) leveraging our scale and driving productivity and (iii) achieving world class safety performance. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2008, we completed the acquisition of four propane distribution companies. We expect that internal growth will be provided in part from expansion of our AmeriGas Cylinder Exchange (“ACE”) program through which consumers can purchase pre-filled propane grill cylinders or exchange an empty propane grill cylinder for a filled one, and our Strategic Accounts program, through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with us rather than with many small suppliers. In addition, we believe opportunities exist to grow our business internally through other sales and marketing programs designed to attract and retain customers.
Global Climate Change
There is a growing concern about climate change and the contribution of greenhouse gas emissions, most notably carbon dioxide, to global warming. While some states have adopted laws regulating the emission of greenhouse gases for some industry sectors, there is currently no federal regulation of greenhouse gas emissions in the United States. It is anticipated that federal legislation, likely consisting of a cap and trade system, governing the emission of greenhouse gases will be enacted in the United States in the near future. Since propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, when new climate change regulations become effective. In addition, we are developing a strategy to identify both our greenhouse gas emissions and our energy consumption in order to be in a position to comply with new regulations and to take advantage of any opportunities that may arise from the regulation of such emissions.
General Partner Information
The Partnership’s website can be found at www.amerigas.com. The Partnership makes available free of charge at this website (under the caption “Investor Relations & Corporate Governance — SEC Filings”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website, under the caption “Investor Relations & Corporate Governance.” All of these documents are also available free of charge by writing to Robert W. Krick, Vice President and Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.

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
In Fiscal 2008, the Partnership’s retail propane sales totaled approximately 993 million gallons. Based on the most recent annual survey by the American Petroleum Institute, total 2006 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 9.5 billion gallons. Based on LP-GAS magazine rankings, 2007 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 43% of domestic retail sales.
Products, Services and Marketing
As of September 30, 2008, the Partnership served approximately 1.3 million customers from district locations in 46 states. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of British Columbia and Quebec.

The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. The Partnership distributed over one billion gallons of propane in Fiscal 2008. Approximately 90% of the Partnership’s Fiscal 2008 sales (based on gallons sold) were to retail accounts and approximately 10% were to wholesale customers. Sales to residential customers in Fiscal 2008 represented approximately 40% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 14%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2008 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its ACE program. At September 30, 2008, ACE cylinders were available at approximately 25,000 retail locations throughout the United States. Sales of our ACE grill cylinders to retailers are included in the commercial/industrial market. The ACE program enables consumers to exchange their empty propane grill cylinders for filled cylinders or to purchase filled cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to fill customers’ propane grill cylinders directly at the retailer’s location.
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
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders (including ACE propane grill cylinders) which are filled with 3.5 to 24 gallons of propane. Some of these deliveries are made to the customer’s location, where empty cylinders are either picked up for replenishment or filled in place.
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2008, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2009. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, supplied approximately 48% of the Partnership’s Fiscal 2008 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2008. In certain market areas, however, some suppliers provide more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona and Pennsylvania, as well as at smaller facilities in several other states.

Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. In Fiscal 2008, the Partnership experienced significant product cost increases over Fiscal 2007 due to crude oil price increases. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
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
The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the Strategic Accounts program as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.
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
Trade Names, Trade and Service Marks
The Partnership markets propane principally under the “AmeriGas®” and “America’s Propane Company®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. Approximately 55% to 60% of the Partnership’s retail sales volume occurs, and substantially all of the Partnership’s operating income is earned, during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.
Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation
The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws.

All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. The most recent editions of NFPA Pamphlet No. 58, adopted by a majority of states, requires certain stationary cylinders that are filled in place to be re-qualified periodically, depending on the date of manufacture and previous schedule of re-qualification of the cylinders. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.
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
Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2008, the General Partner had approximately 5,900 employees, including approximately 380 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.
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
Prices for propane are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high propane costs such as those experienced in fiscal years 2008, 2007 and 2006, our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.
Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our customers and counterparties and adversely affect our operating results.
The recent volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk resulting from, among things, changes in interest rates and conditions in the credit and capital markets. Recent developments in the credit markets increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that recent financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited or could adversely affect our operating results.
Supplier defaults may have a negative effect on our operating results.
When we enter into fixed-price sales contracts with customers, we typically enter into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of propane, a default of one or more of our suppliers under such contracts could cause us to purchase propane at higher prices which would have a negative impact on our operating results.
Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers as well as our use of financial instruments to reduce volatility in the cost of propane, changes in the market price of propane can create margin payment obligations for us and expose us to an increased liquidity risk.
Our operations may be adversely affected by competition from other energy sources.
Propane competes with other sources of energy, some of which are less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations. We compete for customers against suppliers of electricity, fuel oil and natural gas.
Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region into which natural gas distribution systems are expanded. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.

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
We have historically expanded our propane business through acquisitions. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms, that we will be able to finance acquisitions on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions or that any additional debt incurred to finance an acquisition will not affect our ability to make distributions.
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
We are subject to various federal, state and local safety, health, transportation and environmental laws and regulations governing the storage, distribution and transportation of propane. We have implemented safety and environmental programs and policies designed to avoid potential liability and costs under applicable laws. It is possible; however, that we will incur increased costs as a result of complying with new safety, health, transportation and environmental regulations and such costs will reduce our net income. It is also possible that material environmental liabilities will be incurred, including those relating to claims for damages to property and persons.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.
There is a growing concern about climate change and the contribution of greenhouse gas emissions, most notably carbon dioxide, to global warming. In response to this concern, there have been numerous federal legislative proposals in the United States, as well as the enactment or consideration of various state and local laws, aimed at reducing greenhouse gas emissions.
Increased regulation of greenhouse gas emissions, especially in the transportation sector, could impose significant costs on us. While there is currently no federal regulation in the United States that mandates the reduction of greenhouse gas emissions, it is likely that legislation governing such emissions will be enacted in fiscal year 2009 or fiscal year 2010. Until legislation is passed in the United States, it will remain unclear as to (i) what industry sectors would be impacted, (ii) when compliance would be required, (iii) the magnitude of the greenhouse gas emissions reductions that would be required and (iv) the costs and opportunities associated with compliance. At this time, we are uncertain as to the effect climate change regulation may have on our operations, capital expenditures and financial results in the future.
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
Our General Partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our General Partner to establish reserves. Decisions as to amounts to be reserved have a direct impact on the amount of available cash for distributions because reserves are taken into account in computing available cash. Each fiscal quarter, our General Partner may, in its reasonable discretion, determine that amounts to be reserved, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:
•	to comply with terms of any of our agreements or obligations, including the establishment of reserves to fund the future payment of interest and principal on our debt securities;

•	to provide for level distributions of cash notwithstanding the seasonality of our business; and

•	to provide for future capital expenditures and other payments deemed by our General Partner to be necessary or advisable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of September 30, 2008, the Partnership owned approximately 82% of its district locations. On November 13, 2008, the Partnership sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43 million in cash. See Note 17 to the Partnership’s Consolidated Financial Statements.
The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2008, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
540	Trailers	89	11
290	Tractors	29	71
180	Railroad tank cars	0	100
2,640	Bobtail trucks	13	87
350	Rack trucks	9	91
2,200	Service and delivery trucks	16	84
Other assets owned at September 30, 2008 included approximately 875,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 2.7 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,600 large volume tanks with typical capacities of more than 2,000 gallons which are used for its own storage requirements.
ITEM 3. LEGAL PROCEEDINGS
With the exception of the matters set forth in Note 11 to the Partnership’s Consolidated Financial Statements, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership’s business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the last fiscal quarter of Fiscal 2008.

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

	Price Range		Cash
2008 Fiscal Year	High	Low	Distribution
Fourth Quarter	$32.42	$28.84	$0.64
Third Quarter	35.90	30.25	0.64
Second Quarter	36.81	29.46	0.61
First Quarter	37.90	34.71	0.61

	Price Range		Cash
2007 Fiscal Year	High	Low	Distribution
Fourth Quarter	$38.00	$31.20	$0.86
Third Quarter	38.89	32.62	0.61
Second Quarter	34.00	31.28	0.58
First Quarter	33.10	30.35	0.58
As of November 3 , 2008, there were 1,263 record holders of the Partnership’s Common Units.
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

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended September 30,
(Thousands of dollars, except per share amounts)	2008	2007	2006	2005	2004
FOR THE PERIOD:
Income statement data:
Revenues	$2,815,189	$2,277,375	$2,119,266	$1,963,256	$1,775,900

Net income	$158,019	$190,784	$91,158	$60,845	$91,854

Limited partners’ interest in net income	$155,741	$185,184	$90,246	$60,237	$90,935

Income per limited partner unit — basic and diluted (a)	$2.70	$3.15	$1.59	$1.10	$1.71

Cash distributions declared per limited partner unit	$2.50	$2.63	$2.28	$2.22	$2.20

AT PERIOD END:
Balance sheet data:
Current assets	$425,096	$375,020	$368,209	$417,740	$298,116

Total assets	1,725,073	1,696,784	1,611,767	1,663,075	1,550,227

Current liabilities (excluding debt)	461,095	376,668	378,331	338,928	292,402

Total debt	933,390	933,042	933,746	913,502	901,351

Minority interests	10,723	11,386	10,448	8,570	7,749

Partners’ capital	247,375	311,228	221,503	337,417	289,038

OTHER DATA:
Capital expenditures (including capital leases)	$62,756	$73,764	$70,915	$63,584	$62,303
Retail propane gallons sold (millions)	993.2	1,006.7	975.2	1,034.9	1,059.1
Degree days — % warmer than normal (b)	3.4	6.5	10.2	6.9	4.9

(a)	Calculated in accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”

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
EXECUTIVE OVERVIEW
AmeriGas Partners is the largest retail propane marketer in the United States, with sales to retail customers of nearly a billion gallons during the year ended September 30, 2008 (“Fiscal 2008”). We deliver propane to approximately 1.3 million customers from our distribution locations in 46 states. The propane industry is mature, with only modest growth in residential customer demand. Our strategy is to grow through acquisitions and internal sales programs, leverage our national and local economies of scale and achieve operating efficiencies through productivity programs.
During the past three years our financial results reflect growth achieved through execution of the strategy referred to above. Temperatures based upon heating degree days in Fiscal 2008 were colder than in the year ended September 30, 2007 (“Fiscal 2007”) although slightly warmer than normal. Notwithstanding the slightly colder year-over-year weather and the full-year effects of Fiscal 2007 acquisitions, retail volumes declined modestly in Fiscal 2008 reflecting the effects of record high propane commodity prices on customer usage and a weak economy. In Fiscal 2008, net income was $158.0 million compared with net income of $190.8 million in Fiscal 2007 which included the effects of a $46.1 million pre-tax gain from the sale of our 3.5 million barrel liquefied petroleum gas storage facility located in Arizona. Notwithstanding the lower retail volumes sold in Fiscal 2008, total margin increased due principally to high average propane margin per retail gallon sold. Colder temperatures during Fiscal 2007 compared with the year ended September 30, 2006 (“Fiscal 2006”) had a favorable impact on retail volumes sold and total margin. Net income during Fiscal 2006 includes the impact of a $17.1 million loss on early extinguishment of debt resulting from the refinancings of certain AmeriGas Partners and AmeriGas OLP debt.
In Fiscal 2009 and beyond, we will continue to focus on growing through acquisitions and internal sales programs, leveraging our national and local economies of scale and achieving operating efficiencies through productivity programs. We expect to achieve base business growth by providing best-in-class customer service and improving the effectiveness of our sales force, while maintaining competitive prices.

Analysis of Results of Operations
The following analysis compares the Partnership’s results of operations for (1) Fiscal 2008 with Fiscal 2007 and (2) Fiscal 2007 with Fiscal 2006. The following table provides gallons sold, weather and certain financial information for the Partnership and should be read in conjunction with the sections “Fiscal 2008 Compared to Fiscal 2007” and “Fiscal 2007 Compared to Fiscal 2006” below.

	Year Ended September 30,
(Millions of dollars, except where noted)	2008	2007	2006
Gallons sold (millions):
Retail	993.2	1,006.7	975.2
Wholesale	111.2	117.4	119.7

	1,104.4	1,124.1	1,094.9

Revenues:
Retail propane	$2,439.2	$1,958.5	$1,816.0
Wholesale propane	185.4	137.6	137.7
Other	190.6	181.3	165.6

	$2,815.2	$2,277.4	$2,119.3

Total margin (a)	$906.9	$840.2	$775.5
EBITDA (b)	$313.0	$338.7	$237.9
Operating income	$234.9	$265.7	$184.1
Net income	$158.0	$190.8	$91.2
Degree days — % warmer than normal (c)	3.4%	6.5%	10.2%

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Year Ended September 30,
	2008	2007	2006
Net income	$158.0	$190.8	$91.2
Income tax expense	1.7	0.8	0.2
Interest expense	72.9	71.5	74.1
Depreciation	75.7	71.6	67.8
Amortization	4.7	4.0	4.6

EBITDA	$313.0	$338.7	$237.9

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Fiscal 2008 Compared with Fiscal 2007
Based upon heating degree-day data, average temperatures in our service territories were 3.4% warmer than normal in Fiscal 2008 compared with temperatures that were 6.5% warmer than normal in Fiscal 2007. Notwithstanding the slightly colder Fiscal 2008 weather and the full-year benefits of acquisitions made in Fiscal 2007, retail gallons sold were slightly lower reflecting, among other things, customer conservation in response to increasing propane product costs and a weak economy. The average wholesale propane cost at Mont Belvieu, Texas, one of the major liquefied petroleum gas (“LPG”) supply points in the U.S. increased nearly 50% during Fiscal 2008 over the average cost during Fiscal 2007.
Retail propane revenues increased $480.7 million in Fiscal 2008 reflecting a $507.0 million increase due to the higher average selling prices partially offset by a $26.3 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $47.8 million in Fiscal 2008 reflecting a $55.1 million increase from higher average wholesale selling prices partially offset by a $7.3 million decrease from lower wholesale volumes sold. Total cost of sales increased $471.1 million to $1,908.3 million in Fiscal 2008 reflecting higher propane product costs.
Total margin was $66.7 million greater in Fiscal 2008 principally reflecting higher average propane margin per retail gallon sold and, to a much lesser extent, higher fee income.
EBITDA in Fiscal 2008 was $313.0 million compared to EBITDA of $338.7 million in Fiscal 2007. Fiscal 2007 EBITDA includes $46.1 million resulting from the sale of the Partnership’s Arizona storage facility. Excluding the effects of this gain in Fiscal 2007, EBITDA in Fiscal 2008 increased $20.4 million over Fiscal 2007 principally reflecting the previously mentioned increase in total margin partially offset by a $47.9 million increase in operating and administrative expenses. The increased operating expenses reflect expenses associated with acquisitions, increased vehicle fuel and maintenance expenses, greater general insurance expense and, to a lesser extent, higher uncollectible accounts expenses largely attributable to the higher revenues.
The Partnership’s operating income decreased $30.8 million in Fiscal 2008 reflecting the lower EBITDA and higher depreciation and amortization expense resulting from the full-year effects of Fiscal 2007 propane business acquisitions and plant and equipment expenditures.
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
Retail propane revenues increased $142.5 million in Fiscal 2007 reflecting an $83.8 million increase due to higher average selling prices and $58.7 million due to the higher volumes sold. Wholesale propane revenues decreased slightly reflecting a $2.6 million decrease due to lower volumes sold largely offset by a $2.5 million increase due to higher average selling prices. In Fiscal 2007, our average retail propane product cost per retail gallon sold was approximately 4% higher than in Fiscal 2006 resulting in higher year-over-year prices to our customers. Total cost of sales increased to $1,437.2 million in Fiscal 2007 from $1,343.8 million in Fiscal 2006 primarily reflecting the increase in propane product costs and the increased volumes sold. Total margin increased $64.7 million principally due to the higher average retail propane margins per gallon, the higher volumes and higher fees in response to increases in operating and administrative expenses.

EBITDA during Fiscal 2007 increased $100.8 million as a result of the previously mentioned increase in total margin, a $46.1 million gain from the sale of the Partnership’s storage facility in Arizona, and the absence of a $17.1 million loss on early extinguishments of debt recorded in Fiscal 2006 partially offset by a $27.2 million increase in operating and administrative expenses. The $17.1 million loss on early extinguishments of debt in Fiscal 2006 was associated with refinancings of AmeriGas OLP’s Series A and Series C First Mortgage Notes totaling $228.8 million, and $59.6 million of AmeriGas Partners’ 10% Senior Notes, with $350 million of 7.125% AmeriGas Partners’ Senior Notes due 2016. The Partnership also used a portion of the proceeds from the issuance of the 7.125% Senior Notes to repay AmeriGas OLP’s $35 million term loan. The increase in Fiscal 2007 operating and administrative expenses principally resulted from higher (1) employee compensation and benefits, (2) vehicle costs and (3) maintenance and repairs expenses. Both Fiscal 2007 and 2006 benefited from favorable expense reductions related to general insurance primarily reflecting improved claims experience.
Operating income increased $81.6 million in Fiscal 2007 mainly reflecting the previously mentioned increase in EBITDA but excluding the impact of the prior period’s $17.1 million loss on extinguishments of debt (which is included in EBITDA but not operating income) slightly offset by greater depreciation expense. Net income in Fiscal 2007 increased $99.6 million reflecting the increase in operating income, the absence of the Fiscal 2006 loss on extinguishments of debt and a decrease in interest expense.
Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2008 totaled $933.4 million (including current maturities of long-term debt of $71.5 million). Total debt outstanding at September 30, 2008 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $150.2 million of AmeriGas OLP First Mortgage Notes and $3.4 million of other long-term debt. AmeriGas OLP expects to refinance $70 million of long-term debt maturing in March 2009 with proceeds from the issuance of a term loan.
AmeriGas OLP’s Credit Agreement expires on October 15, 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas OLP First Mortgage Notes. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $42.9 million at September 30, 2008 and $58.0 million at September 30, 2007. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during Fiscal 2008 were $39.1 million and $106.0 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during Fiscal 2007 were $1.6 million and $92.0 million, respectively. There were no borrowings outstanding under the Credit Agreement at September 30, 2008 or 2007. At September 30, 2008, the Partnership’s available borrowing capacity under the Credit Agreement was $157.1 million.
Although commodity propane prices increased through much of Fiscal 2008, a precipitous decline in prices in late Fiscal 2008 which continued into Fiscal 2009 has resulted in greater cash needed by the Partnership to fund counterparty collateral requirements. These collateral requirements are associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating-season months of October through March. At September 30, 2008, the Partnership had made collateral deposits of $17.8 million associated with these derivative financial instruments. At November 20, 2008, such collateral deposits totaled $144.5 million. In order to reduce cash collateral payment obligations and to provide the Partnership with greater borrowing flexibility and a more cost effective use of its Credit Agreement, in October 2008, UGI agreed to provide guarantees of up to $50 million to AmeriGas OLP’s propane suppliers through September 30, 2009. In addition, on November 14, 2008, AmeriGas OLP entered into a revolving credit agreement with two major banks (“Supplemental Credit Agreement”). The Supplemental Credit Agreement expires on May 14, 2009, and permits AmeriGas OLP to borrow up to $50 million for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the Supplemental Credit Agreement has restrictive covenants substantially similar to the existing AmeriGas OLP Credit Agreement. At November 20, 2008, the Partnership had $49.5 million of available borrowing capacity under its revolving credit agreements and $25.0 million of unused UGI guarantees.

At September 30, 2008, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, the applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $900 million.
In order to borrow under the Credit Agreement and the Supplemental Credit Agreement, AmeriGas OLP must satisfy certain financial covenants including, but not limited to, a minimum interest coverage ratio, a maximum debt to EBITDA ratio and a minimum EBITDA, as defined. AmeriGas OLP’s financial covenants calculated as of September 30, 2008 permitted it to borrow up to the maximum amount available under its Credit Agreement.
Based upon existing cash balances, the availability of the UGI guarantees, cash expected to be generated from operations and borrowings available under its Credit Agreement and the Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs in Fiscal 2009. In addition, the Partnership’s management believes its liquidity will begin to improve in December 2008. For a more detailed discussion of the Partnership’s credit facilities, see Note 6 to Consolidated Financial Statements.
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

Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2008, Fiscal 2007 and Fiscal 2006 were as follows:

	Fiscal
	2008	2007	2006
1st Quarter	$0.61	$0.58	$0.56
2nd Quarter	0.61	0.58	0.56
3rd Quarter	0.64	0.61	0.58
4th Quarter	0.64	0.86	0.58
Because the Partnership made distributions to Common Unitholders in excess of $0.605 per limited partner unit beginning in the third quarter of Fiscal 2007, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas Partners and AmeriGas OLP. The total amount of distributions received by the General Partner with respect to its 1% general partner interest in AmeriGas Partners during Fiscal 2008 and Fiscal 2007 totaled $2.1 million and $5.2 million which amounts included incentive distributions of $0.7 million and $3.7 million, respectively.
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
Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2008 including obligations associated with long-term debt, interest on long-term fixed-rate debt, lease obligations, derivative instruments and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2008:

	Payments Due by Period
					Fiscal 2014
		Fiscal	Fiscal	Fiscal	and
(Millions of dollars)	Total	2009	2010-2011	2012-2013	thereafter
Long-term debt (a)	$933.0	$71.2	$95.9	$0.9	$765.0
Interest on long-term fixed-rate debt (b)	432.2	67.7	119.4	110.1	135.0
Operating leases	222.0	45.4	71.5	48.1	57.0
Derivative financial instruments (c)	59.8	55.8	4.0	—	—
Propane supply contracts	36.5	36.5	—	—	—

Total	$1,683.5	$276.6	$290.8	$159.1	$957.0

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents the sum of amounts due from us if derivative financial instrument liabilities were settled at the September 30, 2008 amounts reflected in the financial statements.
The components of the other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2008 principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. The table above excludes the Penn Fuel Propane, LLC purchase obligation of $33.6 million (see “Subsequent Events—Acquisition of Penn Fuel Propane, LLC and Partnership sale of Propane Storage Facility” below).

Effect of Recent Market Conditions
The recent unprecedented volatility in credit and capital markets may create additional risks to the Partnership in the future. We are exposed to financial market risk resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Recent developments in the credit markets increase our possible exposure to the liquidity and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers.
We believe that we have sufficient liquidity in the form of revolving credit facilities, letters of credit and guarantee arrangements to fund our operations including the collateral requirements of our derivative financial instruments. Additionally, we do not have significant amounts of long-term debt maturing or revolving credit agreements terminating in the next several fiscal years. Accordingly, we do not believe that recent conditions in the credit and capital markets will have a significant impact on our liquidity. Although we believe that recent financial market conditions will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to make a significant acquisition or limit the scope of major capital projects, if access to credit and capital markets is limited, and could adversely affect our results of operations.
We are subject to credit risk relating to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at contract prices. We monitor our counterparty credit risk exposure in order to minimize credit risk with any one supplier or financial instrument counterparty. We have a diverse customer base that spans broad geographic, economic and demographic constituencies. No single customer represents more than ten percent of our revenues or operating income. Notwithstanding our diverse customer profile, current conditions in the credit markets could affect the ability of some of our customers to pay timely or result in increased customer bankruptcies which may lead to increased bad debts.
As previously mentioned, in order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane, the Partnership has entered into derivative financial instruments that have collateral provisions. These derivative instruments are used to manage market price risk principally during the heating-season months of October through March. If market prices for propane were to continue to fall during the Fiscal 2009 heating season, we could be required to make significant additional cash collateral payments or to provide guarantees. The Partnership’s management believes it has sufficient liquidity to meet such obligations and its projected cash needs in Fiscal 2009. In addition, the Partnership’s management believes its liquidity will begin to improve in December 2008.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its Credit Agreement and Supplemental Credit Agreement to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $180.2 million in Fiscal 2008, $204.5 million in Fiscal 2007 and $177.8 million in Fiscal 2006. Cash flow from operating activities before changes in operating working capital was $255.1 million in Fiscal 2008, $234.7 million in Fiscal 2007 and $185.3 million in Fiscal 2006. The year-over-year increase in cash flow from operating activities before changes in working capital in the three-year period ended September 30, 2008 principally reflects the improved year-over-year operating results. Cash required to fund changes in operating working capital totaled $74.9 million in Fiscal 2008, $30.2 million in Fiscal 2007 and $7.4 million in Fiscal 2006. The greater cash required to fund operating working capital in Fiscal 2008 compared to Fiscal 2007 principally reflects the impact of the timing of purchases and increases in propane prices on cash receipts from customers and net collateral deposit payments of $17.8 million in Fiscal 2008 associated with unsettled commodity derivative instruments. As previously mentioned, falling commodity propane prices late in fiscal 2008 resulted in greater cash needed to fund counterparty collateral requirements under product cost management contracts. The increase in cash flow required to fund working capital in Fiscal 2007 compared with Fiscal 2006 principally reflects the impact of propane prices on purchases of inventories and the timing of customers’ use of their deposits and prepayments.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $55.6 million in Fiscal 2008, $97.5 million in Fiscal 2007 and $63.1 million in Fiscal 2006. We spent $62.8 million for property, plant and equipment (comprising $29.1 million of maintenance capital expenditures and $33.7 million of growth capital expenditures) in Fiscal 2008; $73.8 million for property, plant and equipment (comprising $27.2 million of maintenance capital expenditures and $46.6 million of growth capital expenditures) in Fiscal 2007; and $70.7 million for property, plant and equipment (comprising $23.6 million of maintenance capital expenditures and $47.1 million of growth capital expenditures) in Fiscal 2006. The lower growth capital expenditures in Fiscal 2008 reflect in large part lower capital expenditures associated with the Partnership’s grill cylinder exchange business. In July 2007, the Partnership sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona for net cash proceeds of $49.0 million. Also during Fiscal 2007, the Partnership acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA, and several cylinder refurbishing businesses for total net cash consideration of $78.8 million.
Financing activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt, net Credit Agreement borrowings, distributions on AmeriGas Partners Common Units and issuances of AmeriGas Partners Common Units. Cash flow used by financing activities was $147.7 million in Fiscal 2008, $157.7 million in Fiscal 2007 and $129.1 million in Fiscal 2006. Distributions in Fiscal 2007 include the effects of an additional $0.25 per Common Unit distribution paid in August 2007 to distribute a portion of the proceeds from the Partnership’s July 2007 sale of its Arizona storage facility. Cash flows from financing activities in Fiscal 2006 reflect cash transactions associated with refinancings of certain AmeriGas Partners and AmeriGas OLP debt.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2008, Fiscal 2007 and Fiscal 2006. We also provide amounts we expect to spend in Fiscal 2009. We expect to finance Fiscal 2009 capital expenditures principally from cash generated by operations and borrowings under our credit agreements.

Year Ended September 30,	2009	2008	2007	2006
(Millions of dollars)	(estimate)
Property, plant and equipment expenditures	$87.1	$62.8	$73.8	$70.7
The increase in Fiscal 2009 estimated capital expenditures includes expenditures associated with a Partnership system software replacement.
AmeriGas OLP Environmental Matter
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. The General Partner has reviewed the preliminary site characterization study prepared by DEC and is in the early stages of investigating the extent of contamination and the possible existence of other potentially responsible parties. Due to the early stage of such investigation, the amount of expected clean up costs cannot be reasonably estimated. When such expected clean up costs can be reasonably estimated, it is possible that the amount could be material to the Partnership’s results of operations.

Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $345.5 million, $333.6 million and $313.6 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI Corporation (“UGI”) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $11.2 million, $10.8 million and $10.4 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These costs totaled $2.3 million, $2.5 million and $2.7 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $47.3 million, $34.7 million and $37.7 million during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Amounts due to Energy Services at September 30, 2008 and 2007 totaled $1.3 million and $3.5 million, respectively, which are included in accounts payable – related parties in our Consolidated Balance Sheets.
In September 2007, in conjunction with a propane business acquisition, the Partnership issued 166,205 Common Units to the General Partner in consideration for the retention of certain income tax liabilities having a fair value of $34.28 per Common Unit. See Notes 3 and 12 to Consolidated Financial Statements for more information related to this transaction.
The Partnership sold propane to certain affiliates of UGI. Such amounts were not material during Fiscal 2008, Fiscal 2007 or Fiscal 2006.
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
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. As previously mentioned, precipitous declines in propane commodity prices late in Fiscal 2008 which continued into Fiscal 2009 has resulted in greater collateral requirements by our derivative instruments counterparties. In order to minimize our credit risk associated with derivative commodity contracts, we monitor established credit limits with our contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact its cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. At September 30, 2008 and 2007, there were no borrowings outstanding under the Credit Agreement. Based upon the average level of borrowings outstanding under the Credit Agreement in Fiscal 2008, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.4 million.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $38.9 million and $48.1 million at September 30, 2008 and 2007, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $41.7 million and $52.0 million at September 30, 2008 and 2007, respectively.
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
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2008 and 2007. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Fair Value -
	Asset	Change in
(Millions of dollars)	(Liability)	Fair Value
September 30, 2008:
Propane swap and option contracts	$(54.0)	$(29.1)
Interest rate protection agreements	(5.8)	(4.0)

September 30, 2007:
Propane swap and option contracts	$18.3	$(18.4)
Interest rate protection agreements	0.6	(4.4)
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
Litigation accruals and environmental liabilities. The Partnership is involved in litigation regarding pending claims and legal actions that arise in the normal course of its business and may own sites at which hazardous substances may be present. In accordance with GAAP, the Partnership establishes reserves for pending claims and legal actions or environmental remediation liabilities when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.
Depreciation and amortization of long-lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2008, our net property, plant and equipment totaled $616.8 million. Depreciation expense of $75.7 million was recorded during Fiscal 2008.
Purchase price allocation. From time to time, we enter into material business combinations. In accordance with SFAS No. 141, “Business Combinations,” the purchase price is allocated to the various assets and liabilities acquired at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.
Subsequent Events — Acquisition of Penn Fuel Propane, LLC and Partnership Sale of Propane Storage Facility
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a subsidiary of UGI Central Penn Gas, Inc, for $32.0 million cash plus estimated working capital of $1.6 million. CPP sells propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from borrowings under its Credit Agreement.
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43.0 million in cash. We expect to record a pre-tax gain of approximately $40.0 million associated with this transaction during our first quarter of Fiscal 2009.

Recently Issued Accounting Pronouncements Not Yet Adopted
Below is a listing of recently issued accounting pronouncement by the Financial Accounting Standards Board (“FASB”). See Note 2 to the Consolidated Financial Statements for additional discussion of these pronouncements.

Title of Pronouncement	Month of Issue	Effective Date
FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets”	April 2008	Fiscal 2010

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”	March 2008	Fiscal 2009 (2nd Quarter)

EITF 07-04 “Application of the Two-Class Method under FAS 128 to Master Limited Partnerships”	March 2008	Fiscal 2010

SFAS 141R, “Business Combinations”	December 2007	Fiscal 2010

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”	December 2007	Fiscal 2010

FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39”	April 2007	Fiscal 2009

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”	February 2007	Fiscal 2009

SFAS 157, “Fair Value Measurements”	September 2006	Fiscal 2009
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”). FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that an entity has taken or expects to take on a tax return. The adoption of FIN 48 did not have a significant effect on the Partnership.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our market areas; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses; (5) changes in laws and regulations, including safety, tax and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counter-party or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including, reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; and (16) the impact of pending and future legal proceedings.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)
The General Partner’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this Report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the independent registered public accountants. A copy of the current charter of the Audit Committee is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations - Corporate Governance.”
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

Name	Age	Position with the General Partner
Lon R. Greenberg	58	Chairman and Director
Eugene V. N. Bissell	55	President, Chief Executive Officer and Director
John L. Walsh	53	Vice Chairman and Director
Stephen D. Ban	68	Director
Richard C. Gozon	70	Director
William J. Marrazzo	59	Director
Gregory A. Pratt	60	Director
Howard B. Stoeckel	62	Director
James W. Stratton	71	Director
William D. Katz	55	Vice President — Human Resources
Robert H. Knauss	55	Vice President, General Counsel and Corporate Secretary
David L. Lugar	51	Vice President — Supply and Logistics
Carey M. Monaghan	57	Vice President — Sales and Marketing
Jerry E. Sheridan	43	Vice President — Finance and Chief Financial Officer
William J. Stanczak	53	Controller and Chief Accounting Officer

Mr. Greenberg is a director (since 1994) and Chairman of the General Partner. He previously served as President and Chief Executive Officer of the General Partner from 1996 until July 2000. He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been Senior Vice President — Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc. and Aqua America, Inc., and serves on the compensation committee of Aqua America, Inc.
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
Mr. Gozon was elected a director of the General Partner on February 24, 1998. He retired as Executive Vice President of Weyerhaeuser Company in 2002, an integrated forest products company, and Chairman of Norpac, a North Pacific Paper Company, a joint venture with Nippon Paper Industries, positions he had held since 1994. Mr. Gozon was formerly a director (1984 to 1993), President and Chief Operating Officer of Alco Standard Corporation, a provider of paper and office products (1988 to 1993); Executive Vice President and Chief Operating Officer (1988), President (1985 to 1987) of Paper Corporation of America. He also serves as a director of UGI Corporation, UGI Utilities, Inc., AmerisourceBergen Corp., and Triumph
Group, Inc.
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
Mr. Pratt was elected a director of the General Partner on May 24, 2005. He is Vice Chairman and a director of OAO Technology Solutions, Inc. (OAOT), an information technology professional services company (2002 to present). He joined OAOT in 1998 as President and CEO after OAOT acquired Enterprise Technology Group, Inc., a software engineering firm founded by Mr. Pratt. He served as President and COO of Intelligent Electronics, Inc. from 1991 through 1996, and was co-founder, and served as CFO of Atari Corp. and President of Atari (US) Corp. from 1984 through 1991. He serves as Lead Director and is chair of the governance committee of Carpenter Technology Corporation.

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
Mr. Stratton was elected a director of the General Partner on April 25, 1995. He is the Chief Investment Officer and a Director of Stratton Management Company, an investment advisory and financial consulting firm, which was acquired by Susquehanna Bancorp on April 30, 2008. Previously, he was Chairman, Chief Executive Officer and a Director of Stratton Holding Company (an investment advisory and consulting firm) since 1972. In addition, Mr. Stratton is a director of UGI Corporation, UGI Utilities, Inc., Stratton Multi Cap Value Fund, Inc., Stratton Monthly Dividend REIT Shares, Inc., and Stratton Small-Cap Value Fund.
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
Typically, the General Partner does not forward to the Board of Directors communications from Unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including customer complaints, job inquiries, surveys and polls and business solicitations.
These procedures have been posted on the Partnership’s website at www.amerigas.com (click the “Investor Relations and Corporate Governance” caption, then click on “Contact AmeriGas Propane, Inc. Board of Directors”).
Section 16(a) — Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2008 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

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
COMPENSATION COMMITTEE REPORT
The Compensation/Pension Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2008.
Compensation/Pension Committee
Richard C. Gozon, Chairperson
William J. Marrazzo
Stephen D. Ban
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Bissell, Sheridan, Greenberg, Walsh and Knauss. We refer to these executive officers as our “named executive officers.”
Compensation decisions for Messrs. Bissell and Sheridan were made by the Board of Directors of the General Partner after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Messrs. Greenberg, Walsh and Knauss were made by the Board of Directors of UGI, after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to one or more of the entities involved in the relevant compensation decisions, unless the context indicates otherwise.
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
In Fiscal 2008, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards and stock option grants), perquisites, retirement benefits, and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program.
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
In assessing competitive compensation, we referenced market data provided to us in Fiscal 2007 by Towers Perrin. For Messrs. Bissell and Sheridan, Towers Perrin provided us with two reports: the “2007 Executive Cash Compensation Review” and the “Executive Compensation Analysis 2007 Long-Term Incentive Review.” Each of these reports includes an executive compensation analysis. We utilize similar but separate Towers Perrin market data for UGI, including an executive compensation analysis, in determining compensation for Messrs. Greenberg, Walsh and Knauss. While we do not benchmark against specific companies in the Towers Perrin reports, our Compensation/Pension Committee and the UGI Compensation and Management Development Committee do reference the data and consider the reports when discussing our executives’ compensation. Our Compensation/Pension Committee and the UGI Compensation and Management Development Committee exercise discretion and also review other factors, such as internal equity and sustained individual and company performance, when setting our executives’ compensation.
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
For comparison purposes, due to the variance in size among the companies in the General Industry Executive Compensation Database, regression analysis, which is an objective analytical tool used to determine the relationship among data, was used to adjust the data for differences in company revenues. We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range in the salary grade approximates the 50th percentile of salaries for comparable executives included in the executive compensation database material referenced by Towers Perrin. We consider salaries that are within 15 percent of market median salary levels developed by Towers Perrin to be competitive.
Elements of Compensation
Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners or UGI, as the case may be.
As noted above, we seek to position the midpoint of the applicable salary grade for our named executive officers to approximate the 50th percentile of salaries for comparable executives as determined in the applicable Towers Perrin executive compensation databases. For Fiscal 2008, all named executive officers received a salary that was within 90 percent to 110 percent of the midpoint for his salary range. Based on the data provided by Towers Perrin, we increased the range of salary in each salary grade by 2.5 percent. We also adjusted individual salaries to reflect merit increases. The merit increases were targeted at 3.5 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Criteria reviewed in such performance evaluations included: overall leadership, accomplishment of annual goals and objectives, development of an effective management team, and commitment to the job and company.

The following table sets forth each named executive officer’s Fiscal 2008 salary and his percentage increase over Fiscal 2007.

		Percentage Increase
		over Fiscal 2007
Name	Salary	Salary
Eugene V. N. Bissell	$442,624	3.8%
Jerry E. Sheridan	$281,112	4.5%
Lon R. Greenberg	$1,026,300	6.2	%(1)
John L. Walsh	$617,500	5.0%
Robert H. Knauss	$315,068	8.0%

(1)	Mr. Greenberg’s salary increase includes a modest adjustment to compensate for the discontinuance of certain perquisites as reported in Fiscal 2007.
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
In determining the target award levels under our annual bonus plan, we considered information in the Towers Perrin executive compensation databases regarding the percentage of salary payable upon achievement of target goals relative to other companies as described above. In establishing the target award level, we position the amount within the 50th to 75th percentiles for comparable executives. We determined that the 50th to 75th percentile range was appropriate because we believe that the annual bonus opportunities should have a significant reward potential to recognize the difficulty of achieving the annual goals and the significant corporate impact of such achievement. For Fiscal 2008, each executive’s target award opportunity was established within the 50th to 75th percentile range provided in Towers Perrin’s executive compensation databases, with Mr. Bissell’s opportunity set at the 67th percentile.
Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan. For Messrs. Bissell and Sheridan, the entire target award opportunity was based on earnings per common unit (“EPU”) of AmeriGas Partners, although the bonus achieved based on EPU is subject to adjustment based on customer growth, as described below. We believe that enhancing financial performance is the most important goal of a principal executive, operating or financial officer, and earnings per partnership unit provides a straightforward, “bottom line” measure of the performance of an executive in a large, well-established business. In addition, we believe that customer growth for AmeriGas Partners is an important corollary to EPU because we foresee only modest growth in total demand for propane, and, therefore, is an important factor in our ability to improve the Partnership’s financial performance.
Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Executive Annual Bonus Plan. For reasons similar to those underlying our use of EPU as a goal for Messrs. Bissell and Sheridan, the entire target award for Messrs. Greenberg, Walsh and Knauss was based on UGI’s earnings per share (“EPS”). We also believe that EPS is an appropriate measure for Messrs. Greenberg, Walsh and Knauss, whose duties encompass UGI and its affiliated enterprises, including the General Partner and the Partnership. The EPS measure is not subject to adjustment based on customer growth or any other metric.
As noted above, each of Messrs. Bissell’s and Sheridan’s target award opportunity was based on EPU of the Partnership, subject to modification based on customer growth. The EPU target amount was derived based on a targeted EBITDA range for AmeriGas Partners of approximately $300 million to $310 million for Fiscal 2008. Under the target bonus criteria applicable to Mr. Bissell, no awards would be paid if the EPU amount was less than approximately 80 percent of the target award, while 200 percent of the target award might be payable if the EPU amount was approximately 120 percent or more of the target award (the percentage of target bonus payable based on various levels of EPU is referred to as the “EPU Leverage Factor”). The amount of the award determined by applying the EPU Leverage Factor is then adjusted to reflect the degree of achievement of predetermined customer growth objectives (“Customer Growth Leverage Factor”). For Fiscal 2008, the adjustment ranged from 70 percent if the minimum growth objective was not achieved, to 120 percent if the growth objective exceeded 150 percent of the growth target. In Fiscal 2007, the adjustment based on achievement of customer growth objectives ranged from 0 to 200 percent, in effect placing the entire annual bonus opportunity at risk if customer growth targets were not met. The customer growth adjustment was changed in Fiscal 2008 to avoid potentially inequitable variations in annual bonus amounts due to over-weighting of customer growth objectives compared to financial performance goals.

Once the EPU Leverage Factor and Customer Growth Leverage Factor are determined as explained above, the EPU Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain an adjusted leverage factor. This adjusted leverage factor is then multiplied by the target award opportunity to arrive at Messrs. Bissell’s and Sheridan’s actual bonus payment for the fiscal year. Accordingly, each of Messrs. Bissell and Sheridan received a bonus payout for Fiscal 2008 equal to 76 percent of his target bonus.
The Compensation/Pension Committee and the UGI Compensation and Management Development Committee each have discretion to adjust performance results for extraordinary items or other events, as the Committee deems appropriate. When an executive’s entire target award opportunity is based solely on the achievement of business financial performance goals, each Committee also has discretion to increase or decrease the amount of the award otherwise determined by up to 50 percent, based on the Committee’s assessment of the executive’s contribution to the achievement of the financial performance goal, overall leadership, accomplishment of annual goals and objectives, development of an effective management team, commitment to the job and company, and other factors.
The bonus award opportunity for each of Messrs. Greenberg, Walsh and Knauss was structured so that no amounts would be paid unless UGI’s EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s EPS was 100 percent of the targeted EPS. The maximum award, equal to 200 percent of the target award, would be payable if the EPS exceeded 120 percent of the EPS target. The targeted EPS for bonus purposes for Fiscal 2008 was established to be in the range of $1.95 to $2.05 per share. Accordingly, for Fiscal 2008, Messrs. Greenberg, Walsh and Knauss each received a bonus payout equal to 94 percent of his target bonus.
Based on the achievement relating to the EPU and the EPS target, the following annual bonus payments were made for 2008:

	Percent of
	Target	Amount
Name	Bonus Paid	of Bonus
Eugene V. N. Bissell	76%	$252,960
Jerry E. Sheridan	76%	$96,393
Lon R. Greenberg	94%	$964,722
John L. Walsh	94%	$493,383
Robert H. Knauss	94%	$177,698
Long-Term Compensation — Fiscal Year 2008 Equity Awards
Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage a significant equity stake in our company. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market.
We awarded our long-term compensation effective January 1, 2008 for Messrs. Bissell and Sheridan, under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan. Messrs. Greenberg, Walsh, and Knauss were granted performance units under the Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan. Our long-term compensation included UGI stock option grants and either AmeriGas performance unit awards tied to the three-year total return performance of AmeriGas Partners’ common units relative to that of a peer group of publicly traded partnerships or UGI performance unit awards tied to the three-year total return performance of UGI common stock relative to that of the companies in the S&P Utilities Index. Each performance unit represents the right of the recipient to receive a common unit (or a share of common stock in the case of Messrs. Greenberg, Walsh and Knauss) if specified performance goals and other conditions are met.
As is the case with cash compensation and annual bonus awards, we referenced Towers Perrin’s executive compensation databases in establishing equity compensation. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2008, we initially referenced (i) market median salary information and (ii) the percentage of the market median base salary for each position to be delivered as a long-term compensation opportunity, both as calculated by Towers Perrin. The aforementioned percentage was developed using the applicable executive compensation databases and was targeted to produce long-term compensation opportunity at the 50th percentile level.

We initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We have bifurcated long-term compensation in this manner since 2000 and believe it provides a good balance between two related, but discrete goals. Stock options are designed to align the executive’s interests with shareholder interests, because the value of stock options is a function of the appreciation or depreciation of UGI’s stock price. As explained in more detail below, the performance units are designed to encourage performance that compares favorably relative to a competitive peer group.
In providing award calculations, Towers Perrin valued UGI stock options by applying a binomial model. The stock price used in the model for January 1, 2008 awards was $26.41 which was the three month average UGI stock price from June 7, 2007 through September 6, 2007. The model also assumes a 5 percent turnover annually over the vesting period to account for options forfeited by terminating participants. As a result of this analysis, Towers Perrin valued the stock options at $4.58 per underlying share. Based on its valuation, Towers Perrin calculated the number of options to be granted to the named executive officers covering a specified number of underlying shares.
The remaining 50 percent of the long-term compensation opportunity is applied to performance units. In calculating the number of AmeriGas Partners performance units to be awarded to each of Messrs. Bissell and Sheridan, Towers Perrin placed a value of $26.88 per unit underlying an AmeriGas Partners performance unit. The unit price used in the model for January 1, 2008 awards was $35.78 which was the three-month average AmeriGas Partners common unit price from June 7, 2007 through September 6, 2007, subject to the same 5 percent turnover assumption used in valuing stock options. The number of UGI performance units awarded was computed in a similar fashion, subject to the same 5 percent turnover assumption. In calculating the number of UGI performance units to be awarded to Messrs. Greenberg, Walsh and Knauss, Towers Perrin placed a value of $19.84 per share underlying a UGI performance unit, based on the average price of UGI common stock over the three month period from June 7, 2007 through September 6, 2007.
While management used the Towers Perrin calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI stock options and AmeriGas Partners and UGI performance units calculated by Towers Perrin. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI’s Compensation and Management Development Committee that the three year average of the annual number of UGI equity awards, expressed as a percentage of UGI common shares outstanding at fiscal year-end, made under the Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan for the fiscal years 2008 through 2010 will not exceed 2 percent. For purposes of calculating the annual number of equity awards: (i) each stock option granted is deemed to equal one share and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal four shares.
As a result of the General Partner’s Compensation/Pension Committee’s and UGI’s Compensation and Management Development Committee’s acceptance of management’s recommendations, the named executives received between approximately 88 percent and 115 percent of the total dollar value of long-term compensation opportunity recommended by Towers Perrin. The actual grant amounts are set forth below:

	Shares Underlying
	Stock Options	Performance Units
Name	# Granted	# Granted
Eugene V. N. Bissell	65,000	12,000
Jerry E. Sheridan	17,000	2,500
Lon R. Greenberg	300,000	70,000	(1)
John L. Walsh	120,000	27,000	(1)
Robert H. Knauss	55,000	9,000	(1)

(1)	Constitutes UGI performance units.

While the number of performance units awarded to the named executive officers was determined as described above, the actual number of shares or partnership common units underlying performance units that are paid out at the expiration of the three-year performance period will be based upon comparative AmeriGas Partners total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2008 to December 31, 2010. In computing TUR, we use the average of the daily closing prices for our common units and those of each entity in the peer group below for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. For the AmeriGas Partners performance units awarded to Messrs. Bissell and Sheridan, we compare the TUR of AmeriGas Partners’ common units to the TUR performance of each member of a peer group comprised of the following limited partnerships engaged in the propane, pipeline and coal industries:

Alliance Resource Partners, L.P.	Kinder Morgan Energy Partners,L.P.	Plains All American Pipeline, L.P.
Buckeye Partners, L.P.	Magellan Midstream Partners, L.P.	Star Gas Partners, L.P.
Enbridge Energy Partners, L.P.	Natural Resources Partners, L.P.	Suburban Propane Partners, L.P.
Energy Transfer Partners, L.P.	NuStar Energy, L.P.	Sunoco Logistics Partners, L.P.
Enterprise Products Partners, L.P.	ONEOK Partners, L.P.	TC Pipelines, L.P.
Ferrellgas Partners, L.P.	Penn Virginia Resource Partners, L.P.	TEPPCO Partners, L.P.
Inergy, L.P.
In determining the number of UGI performance units to be paid out, UGI will compare the TSR of UGI common stock relative to the TSR performance of those companies comprising the Standard and Poors 500 Utilities Index (S&P Utilities Index) as of the beginning of a performance period. In computing TSR, UGI uses the average of the daily closing prices for its common stock and the common stock of each company in the S&P Utilities Index for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the S&P Utilities Index during a three-year performance period, UGI does not include that company in its TSR analysis. UGI will only remove a company from its TSR analysis that was included in the S&P Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the S&P Utilities Index as of December 31, 2007 were as follows:

Allegheny Energy, Inc.	Edison International	PPL Corporation
Ameren Corporation	Entergy Corporation	Progress Energy, Inc.
American Electric Power Company, Inc.	Exelon Corporation	Public Service Enterprise Group Inc.
Centerpoint Energy, Inc.	FirstEnergy Corp.	Questar Corporation
CMS Energy Corporation	FPL Group, Inc.	Sempra Energy
Consolidated Edison, Inc.	Integrys Energy Group, Inc.	TECO Energy, Inc.
Constellation Energy Group, Inc.	Nicor Inc.	The AES Corporation
Dominion Resources, Inc.	NiSource Inc.	The Southern Company
DTE Energy Company	PG&E Corporation	Xcel Energy Inc.
Duke Energy Corporation	Pepco Holdings, Inc.
Dynegy Inc.	Pinnacle West Capital Corp.
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
The number of shares underlying options that were awarded to the named executive officers are set forth below in the Grants of Plan Based Awards Table under the column heading, “All Other Option Awards: Number of Securities Underlying Options.” The options generally vest in annual increments over a three-year period. We believe that these vesting terms provide to our executives (other than those executives who are retirement eligible) a meaningful incentive for continued employment.

Long-Term Compensation — Payout of Performance Units for 2005-2007 Period
During Fiscal 2008, we paid out awards to those executives who received performance units for the period from January 1, 2005 to December 31, 2007. The award criteria for AmeriGas Partners common units and UGI common stock during that period was the same as those for the performance units granted for 2008-2010, described above. For the 2005-2007 period, the General Partner’s TUR ranked 9th relative to its peer group of 19 other partnerships, placing the General Partner at the 57.9th percentile ranking, resulting in a 119.7 percent payout of the target award. UGI’s TSR ranked 19th relative to the 29 other companies in the S&P 500 Utilities Index, placing UGI just below the 40th percentile ranking necessary for any payout. As a result of the foregoing, the payouts on performance unit awards were as follows:

	Performance Unit Payout
	(Number of	Performance Unit Payout
Name	Units or Shares)	Value(1) ($)
Eugene V. N. Bissell	11,970	432,237
Jerry E. Sheridan	1,995	72,054
Lon R. Greenberg	0	0
John L. Walsh	0	0
Robert H. Knauss	0	0

(1)	Includes distribution equivalent or dividend equivalent payout.
Perquisites
We provide limited perquisite opportunities to our executive officers. We provide reimbursement for tax preparation services, certain health maintenance services and limited spousal travel. The aggregate cost of perquisites for all named executive officers in Fiscal 2008 was less than $50,000.
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
Ongoing Plans and Post-Employment Agreements
We have several plans and agreements (described below) that enable our named executive officers to accrue retirement benefits as the executives continue to work for us, provide severance benefits upon certain types of termination of employment events or provide other forms of deferred compensation.
AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Propane Savings Plan”)
This plan is a tax-qualified defined contribution plan for General Partner employees. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2008 to $15,500), up to 50 percent of his or her compensation on a pre-tax basis, and the General Partner provides a matching contribution equal to 100 percent of the first 5 percent of compensation contributed in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including a UGI stock fund. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane Savings Plan.
UGI Utilities Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2008 to $15,500), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 6 percent of his or her eligible compensation on an after-tax basis. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next three percent. Like the AmeriGas Propane Savings Plan, participants in the UGI Savings Plan may invest amounts credited to their account among a number of funds, including a UGI stock fund. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Savings Plan.

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
UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan, but are prohibited from being paid from the UGI Pension Plan by Code limits. The benefit paid by the plan is approximately equal to the difference between the benefits provided under the UGI Pension Plan and benefits that would have been provided by the UGI Pension Plan if not for the limitations of the Employee Retirement Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes five years of vesting service. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Supplemental Executive Retirement Plan. See the “Pension Benefits” table and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, AmeriGas credits to each participant’s account 5 percent of the compensation below the Code compensation limits and 10 percent of excess compensation. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Through Fiscal 2007, participants’ accounts were credited with interest generally equal to the actual return on the trust portfolio of the UGI Pension Plan subject to certain limitations as set forth in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. Beginning in Fiscal 2008, participants direct the investment of deferred amounts to be invested among a number of mutual funds. Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See the “Nonqualified Deferred Compensation” table and accompanying narrative for additional information.
UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return based 60 percent on the total return of the Standard & Poor’s 500 Index and 40 percent on the Lehman Brothers Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss are each eligible to participate in the UGI Corporation Supplemental Savings Plan.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
The General Partner maintains a nonqualified deferred compensation plan under which participants may defer certain amounts of their compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See the “Nonqualified Deferred Compensation” table and accompanying narrative for additional information.
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

Change in Control Agreements
The General Partner has change in control agreements with Messrs. Bissell and Sheridan, and UGI has change in control agreements with Messrs. Greenberg, Walsh and Knauss. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for “good reason” within two years following a change in control of UGI (and, in the case of Messrs. Bissell and Sheridan, the General Partner or AmeriGas Partners). The agreements also provide that if change in control payments exceed certain threshold amounts, we or UGI, as the case may be, will make additional payments to reimburse the executives for excise and related taxes imposed under the Code. See “Potential Payments Upon Termination or Change in Control” for further information regarding the change in control agreements. See “Tax Considerations” below for further information regarding the excise tax reimbursement.
Equity Ownership Guidelines
We seek to underscore stakeholder incentives through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners or, if applicable, UGI, we will enhance the link between our executives and unitholders or shareholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment and must use 10 percent of his annual bonus award to purchase Partnership common units or UGI stock (or, in the case of Messrs. Greenberg, Walsh and Knauss, UGI stock) until his equity ownership requirement is met. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock for the executive’s account in the relevant savings plan. The following table provides information regarding our equity ownership guidelines for, and the number of shares held at September 30, 2008, by our named executive officers:

	Required Ownership of		Number of Shares of
Name	UGI Common Stock		UGI Stock Held at 9/30/2008
Eugene V. N. Bissell	60,000	(1)	See footnote 1
Jerry E. Sheridan	8,000	(2)	See footnote 2
Lon R. Greenberg	200,000		503,006
John L. Walsh	100,000		70,030
Robert H. Knauss	20,000		26,412

(1)
In lieu of UGI common stock, Mr. Bissell may satisfy the stock ownership guidelines if he holds 40,000 AmeriGas Partners common units or a combination of UGI Corporation common stock and AmeriGas Partners common units deemed equivalent to 60,000 shares of UGI common stock; for this purpose, each AmeriGas Partners common unit equals 1.5 shares of UGI Corporation common stock. Mr. Bissell owned 66,380 shares of UGI common stock and 37,246 AmeriGas Partners common units, thereby meeting his equity ownership requirement.

(2)
In lieu of UGI common stock, Mr. Sheridan may satisfy the stock ownership guidelines if he holds 5,333 AmeriGas Partners common units or a combination of UGI common stock and AmeriGas Partners common units deemed equivalent to 8,000 shares of UGI Corporation common stock; for this purpose, each AmeriGas Partners common unit equals 1.5 shares of UGI common stock. Mr. Sheridan owned 678 shares of UGI common stock and 11,437 AmeriGas Partners common units, thereby meeting his equity ownership requirement.

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

Role of Executive Officers in Determining Executive Compensation
In connection with Fiscal 2008 compensation, Messrs. Bissell, Greenberg and Walsh, aided by our human resources personnel, provided statistical data and recommendations to the Compensation/Pension Committee (and Mr. Greenberg to UGI’s Compensation and Management Development Committee) to assist it in determining compensation levels. Messrs. Bissell, Greenberg and Walsh did not make recommendations as to their own respective compensation and each was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized this information, and valued the observations of Messrs. Bissell, Greenberg and Walsh with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the appropriate board of directors following Committee recommendations.
Tax Considerations
In the event of a change in control, payments to an executive may be subject to an excise tax, and may not be deductible by us, under Sections 280G and 4999 of the Code. If change in control payments exceed certain threshold amounts, the change in control agreements require that we may make additional payments to the executives to reimburse them for excise tax imposed by Section 4999 of the Code, as well as other taxes in respect of the additional payments. We believe that the purposes of the change in control agreements, as described above, would be diminished by the possible imposition of significant excise taxes on the executives, and we did not wish to have the provisions of the executives’ agreements serve as a disincentive to their pursuit of a change in control that might otherwise be in the best interests of AmeriGas Partners and its unitholders or UGI and its stockholders. Accordingly, we determined to provide a payment under certain circumstances to reimburse the executives for excise taxes payable in connection with change in control payments, as well as any taxes that accrue as a result of our reimbursement.
Summary Compensation Table
The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer, and our 3 other most highly compensated executive officers in Fiscal 2008 and Fiscal 2007.
Summary Compensation Table

							Change in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and				Awards	Awards	Compensation	Earnings	Compensation	Total
Principal	Fiscal	Salary	Bonus	($)	($)	($)	($)	($)	($)
Position	Year	($)	($)	(1)	(1)	(2)	(3)	(4)	(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eugene V.N. Bissell President and Chief	2008	442,000	0	669,566	625,745	252,960	376	70,200	2,060,847
Executive Officer	2007	425,770	0	409,923	395,188	415,740	16,856	84,401	1,747,878

Jerry E. Sheridan Vice President — Finance and Chief	2008	280,646	0	104,427	95,108	96,393	0	40,396	616,970
Financial Officer	2007	268,660	0	73,592	68,230	157,365	862	44,531	613,240

Lon R. Greenberg	2008	1,026,300	0	617,329	1,524,000	964,722	945,498	81,405	5,159,254
Chairman	2007	966,885	0	870,627	1,601,600	944,748	1,988,689	95,560	6,468,109

John L. Walsh	2008	616,933	0	188,035	656,050	493,383	147,550	24,494	2,126,445
Vice Chairman	2007	588,016	0	857,590	588,650	488,818	159,195	19,625	2,701,894

Robert H. Knauss Vice President and	2008	314,619	0	82,493	439,746	177,698	262,102	10,521	1,287,179
General Counsel	2007	291,720	0	132,331	205,080	171,181	242,625	10,922	1,053,859

(1)
The amounts shown in these columns represent the dollar amount recognized for financial statement reporting purposes by the Partnership or, with respect to Messrs. Greenberg, Walsh and Knauss, UGI, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), of the fair value of awards of performance units, stock units and stock options, as the case may be, under the UGI Corporation 2004 Omnibus Equity Compensation Plan, and with respect to Messrs. Bissell and Sheridan only, the 2000 AmeriGas Propane, Inc. Long-term Incentive Plan. Accordingly, these figures include amounts from awards granted in and prior to the fiscal year indicated. The Fiscal 2008 stock award amounts shown for Messrs. Greenberg, Walsh and Knauss in column (e) were reduced by the previously accrued value of performance unit awards which expired without payment. The assumptions used in the calculation of the amounts shown, are included in Note 2 and Note 10 to our audited consolidated financial statements for Fiscal 2008 and Exhibit No. 99 to this Report. It is difficult to make comparisons among named executive officers because retirement eligibility influences accounting expense. See the Grants of Plan-Based Awards table for information on awards of performance units and UGI stock options made in Fiscal 2008.

(2)	The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan.

(3)
The amounts shown in column (h) of the Summary Compensation Table reflect (i) for Messrs. Greenberg, Walsh and Knauss, the change from September 30, 2007 to September 30, 2008 in the actuarial present value of the named executive officer’s accumulated benefit under UGI’s defined benefit and actuarial pension plans, including the UGI Corporation Supplemental Executive Retirement Plan and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Mr. Bissell has a vested annual benefit of approximately $3,300 under UGI’s defined benefit pension plan, based on prior credited service. Mr. Bissell is not a current participant in that plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table and the Nonqualified Deferred Compensation Table, and the related narratives to each. For purposes of this table, the market rate on deferred compensation for Fiscal 2008 was 5.54 percent, which is 120 percent of the federal long-term rate for Fiscal 2008. The amounts included in column (h) of the Summary Compensation Table are itemized below.

	Change in	Above-Market
	Pension	Earnings on
Name	Value	Deferred Compensation
E.V.N. Bissell	$376	$0
J.E. Sheridan	$ N/A	$0
L.R. Greenberg	$942,642	$2,856
J.L. Walsh	$147,371	$179
R.H. Knauss	$262,020	$82

(4)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table. Other than as set forth below, the named executive officers did not receive perquisites with an aggregate value of $10,000 or more.

		Employer
		Contribution
		to AmeriGas
	Employer	Supplemental
	Contribution to	Executive
	401(k)	Retirement Plan/UGI
	Savings	Supplemental Savings	Tax
Name	Plan	Plan	Reimbursement	Perquisites	Total
E.V.N. Bissell	$9,704	$58,246	$2,250	$—	$70,200
J.E. Sheridan	$11,692	$26,454	$2,250	$—	$40,396
L.R. Greenberg (a)	$5,175	$38,269	$15,808	$22,153	$81,405
J.L. Walsh	$5,175	$19,319	$0	$—	$24,494
R.H. Knauss	$5,047	$5,474	$0	$—	$10,521

(a)
The perquisites shown for Mr. Greenberg include spousal travel expenses when attending industry-related events where it is customary that officers attend with their spouses, tax preparation fees and occasional use of UGI’s tickets for sporting events for personal rather than business purposes. The incremental cost to UGI for these benefits are based on the actual costs or charges incurred by UGI for the benefits and are included in the totals above.

(5)
The compensation reported for Messrs. Greenberg, Walsh and Knauss is paid by UGI. For Fiscal 2008, UGI charged the Partnership 40 percent of the compensation expenses, other than the change in pension value, for Messrs. Greenberg, Walsh and Knauss.

Grants of Plan-Based Awards In Fiscal Year 2008
The following table and footnotes provide information regarding equity and non-equity awards granted to the named executive officers in Fiscal 2008.
Grants of Plan-Based Awards Table — Fiscal 2008

									All	All Other
									Other	Option
									Stock	Awards:	Exercise	Grant Date
									Awards:	Number of	or Base	Fair Value
			Estimated Possible Payouts Under			Estimated Future Payouts Under			Number of	Securities	Price of	of
		Board	Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (2)			Shares of	Underlying	Option	Stock and
	Grant	Action	Threshold	Target	Maximum	Thres-	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	hold (#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
Eugene V.N. Bissell	10/1/07	11/26/07	139,427	331,968	663,936
	1/1/08	11/26/07								65,000	27.25	330,200
	1/1/08	11/26/07				6,000	12,000	24,000				467,520

Jerry E. Sheridan	10/1/07	11/26/07	55,138	126,500	253,000
	1/1/08	11/26/07								17,000	27.25	86,360
	1/1/08	11/26/07				1,250	2,500	5,000				97,400

Lon R. Greenberg	10/1/07	11/27/07	615,780	1,026,300	2,052,600
	1/1/08	11/27/07								300,000	27.25	1,524,000
	1/1/08	11/27/07				35,000	70,000	140,000				2,123,800

John L. Walsh	10/1/07	11/27/07	314,925	524,875	1,049,750
	1/1/08	11/27/07								120,000	27.25	609,600
	1/1/08	11/27/07				13,500	27,000	54,000				819,180

Robert H. Knauss	10/1/07	11/27/07	113,424	189,041	378,082
	1/1/08	11/27/07								45,000	27.25	228,600
	1/1/08	11/27/07				4,500	9,000	18,000				273,060

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2008. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table. The threshold amount shown for Messrs. Bissell and Sheridan is based on achievement of 81 percent of the financial goal and the minimum customer growth goal. The threshold amount shown for Messrs. Greenberg, Walsh and Knauss is based on achievement of 80 percent of the UGI financial goal.

(2)
The awards shown for Messrs. Bissell and Sheridan are performance units under the 2000 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be paid as if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee.

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

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2008 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2008

	Option Awards						Stock Awards
								Market	Equity		Equity
								Value of	Incentive		Incentive
							Number of	Shares or	Plan Awards:		Plan Awards:
							Shares or	Units of	Number of		Market
	Number of						Units of	Stock/Part-	Unearned		or Payout Value
	Securities		Number of				Stock/Part-	nership	Shares, Units		of Unearned
	Underlying		Securities				nership	Units	or Other		Shares, Units or
	Unexercised		Underlying		Option		Units that	That Have	Rights That		Other Rights
	Options		Options		Exercise	Option	Have Not	Not	Have Not		That Have Not
	(#)		(#)		Price	Expiration	Vested	Vested	Vested		Vested
Name	Exercisable		Unexercisable		($)	Date	(#)	($)	(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)	(h)	(i)		(j)
Eugene V.N. Bissell			21,667	(4)	20.48	12/31/2015	0	0	12,000	(11)	365,160
	23,333	(5)	46,667	(5)	27.28	12/31/2016			14,000	(12)	426,020
			65,000	(6)	27.25	12/31/2017			12,000	(13)	365,160

Jerry E. Sheridan	15,000	(14)			27.57	8/14/2015	0	0	2,500	(11)	76,075
	12,000	(4)	6,000	(4)	20.48	12/31/2015			2,700	(12)	82,161
	6,000	(5)	12,000	(5)	27.28	12/31/2016			2,500	(13)	76,075
			17,000	(6)	27.25	12/31/2017

Lon R. Greenberg	125,000	(1)			12.57	12/31/2012	0	0	50,000	(8)	1,289,000
	360,000	(2)			16.99	12/31/2013			60,000	(9)	1,546,800
	350,000	(3)			20.47	12/31/2014			70,000	(10)	1,804,600
	166,666	(4)	83,334	(4)	20.48	12/31/2015
	93,333	(5)	186,667	(5)	27.28	12/31/2016
			300,000	(6)	27.25	12/31/2017

John L. Walsh	270,000	(7)			22.92	3/31/2015	0	0	25,000	(8)	644,500
	30,000	(4)	35,000	(4)	20.48	12/31/2015			26,000	(9)	670,280
	40,000	(5)	80,000	(5)	27.28	12/31/2016			27,000	(10)	696,060
			120,000	(6)	27.25	12/31/2017

Robert H. Knauss	40,000	(3)			20.47	12/31/2014	0	0	7,500	(8)	193,350
	26,666	(4)	13,334	(4)	20.48	12/31/2015			9,000	(9)	232,020
	15,000	(5)	30,000	(5)	27.28	12/31/2016			9,000	(10)	232,020
			45,000	(6)	27.25	12/31/2017

Note: Column (d) was intentionally omitted.

(1)	These options were granted on January 1, 2003 and were fully vested on January 1, 2006.

(2)	These options were granted on January 1, 2004 and were fully vested on January 1, 2007.

(3)	These options were granted on January 1, 2005 and were fully vested on January 1, 2008.

(4)	These options were granted on January 1, 2006. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2009.

(5)	These options were granted on January 1, 2007. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2010.

(6)	These options were granted on January 1, 2008. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2011.

(7)	These options were granted on April 1, 2005 and were fully vested on April 1, 2008.

(8)
These performance units were awarded on January 1, 2006. The measurement period for the performance goal is the period beginning January 1, 2006 and ending December 31, 2008. The target award level of performance units and dividend equivalents will be payable on January 1, 2009 if the Company’s TSR equals the median TSR of a peer group for the measurement period. The peer group is the group of companies that comprises the S&P Utilities Index on January 1, 2006. The actual number of performance units earned may be higher or lower than the target award, or even zero, based on the Company’s TSR percentile rank relative to the companies in the S&P Utilities Index. See "Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2008 Equity Awards” for more information on TSR performance measurements.

(9)
These performance units were awarded on January 1, 2007. The measurement period for the performance goal is the period beginning January 1, 2007 and ending December 31, 2009. The performance goal is the same as described in footnote (8) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2010.

(10)
These performance units were awarded on January 1, 2008. The measurement period for the performance goal is the period beginning January 1, 2008 and ending December 31, 2010. The performance goal is the same as described in footnote (8) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2011.

(11)
These performance units were awarded on January 1, 2006. The measurement period for the performance goal is the period beginning January 1, 2006 and ending December 31, 2008. The performance units will be payable on January 1, 2009 if the AmeriGas Partners’ TUR equals the median TUR of a comparison group for the performance period. The comparison group is a group of publicly traded master limited partnerships in the propane, pipeline and coal industries. The actual amount of the award of performance units may be higher or lower than the target award, or even zero, based on the AmeriGas Partners’ TUR percentile rank relative to the companies in the comparison group. See “Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2008 Equity Awards” for more information on TUR performance measurements.

(12)
These performance units were awarded on January 1, 2007. The measurement period for the performance goal is the period beginning on January 1, 2006 and ending December 31, 2008. The performance goal is the same as described in footnote (11) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2010.

(13)
These performance units were awarded on January 1, 2008. The measurement period for the performance goal is the period beginning on January 1, 2008 and ending December 31, 2010. The performance goal is the same as described in footnote (11) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2011.

(14)	These options were granted on August 15, 2005 and were fully vested on August 15, 2008.

Option Exercises and Stock Vested Table — Fiscal 2008

	Option Awards		Stock/Unit Awards
	Number of Shares		Number of Shares/Units
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Eugene V.N. Bissell	174,000	1,405,876	11,970	432,237
Jerry E. Sheridan	0	0	1,995	72,054
Lon R. Greenberg	270,000	3,775,049	0	0
John L. Walsh	40,000	273,240	0	0
Robert H. Knauss	62,000	683,444	0	0
The table above sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2008 from the exercise of stock options, (2) the value realized by those officers upon the exercise of those stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Greenberg, Walsh and Knauss, the number of UGI performance units and stock units previously granted to those officers that vested in Fiscal 2008, (4) for Messrs. Bissell and Sheridan, the number of performance units previously granted to them that vested in Fiscal 2008, and (5) the value realized by those officers upon the vesting of such units based on the closing market price for AmeriGas Partners common units on the vesting date.
Retirement Benefits
The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2008 and any payments made to the named executive officers in Fiscal 2008 under those plans.
Pension Benefits Table — Fiscal 2008

		Number of		Payments
		Years Credited	Present Value of	During Last
		Service	Accumulated Benefit	Fiscal Year
Name (1)	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Eugene V.N. Bissell (2)	UGI Utilities Retirement Plan	6	23,114	0
Lon R. Greenberg	UGI SERP	28	10,380,944	0
	UGI Utilities Retirement Plan	28	889,742	0
John L. Walsh	UGI SERP	3	428,993	0
	UGI Utilities Retirement Plan	3	77,741	0
Robert H. Knauss	UGI SERP	21	661,677	0
	UGI Utilities Retirement Plan	21	433,113	0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.

(2)	Mr. Bissell has a vested annual benefit under the UGI Utilities Retirement Plan based on prior service. He is not a current participant in that Plan.
UGI participates in the UGI Utilities Retirement Plan, a qualified defined benefit retirement plan (“Pension Plan”) to provide retirement income to its employees. The Pension Plan pays benefits based upon final average earnings, consisting of base salary or wages and annual bonuses, and years of credited service. Benefits vest after the participant completes 5 years of vesting service.

The Pension Plan provides normal annual retirement benefits at age 65, unreduced early retirement benefits at age 62 with 10 years of service, and reduced, but subsidized, early retirement benefits at age 55 with 10 years of service. Employees terminating employment prior to early retirement eligibility are eligible to receive a benefit under the plan formula commencing at age 65 or an unsubsidized benefit as early as age 55, provided they had 10 years of service at termination. Employees who have attained age 50 with 15 years of service and are involuntarily terminated by UGI prior to age 55 are also eligible for subsidized early retirement benefits, beginning at age 55.
The Pension Plan’s normal retirement benefit formula is (A) — (B) and is shown below:
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
The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2008, the limit on the compensation that may be used is $230,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2008 is $185,000. Benefits in excess of those permitted under the statutory limits are paid from the UGI Corporation Supplemental Executive Retirement Plan, described below.
Messrs. Greenberg and Knauss are currently eligible for early retirement benefits under the Pension Plan.
UGI Corporation Supplemental Executive Retirement Plan
The UGI Corporation Supplemental Executive Retirement Plan (“UGI SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the Pension Plan, but are prohibited from being paid from the Pension Plan by Code limits. The benefit paid by the UGI SERP is approximately equal to the difference between the benefits provided under the Pension Plan and benefits that would have been provided by the Pension Plan if not for the limitations of the Employee Retirement Income Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the UGI SERP are payable in the form of a lump sum payment. Payment is due within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
Actuarial Assumptions Used to Determine Values in the Pension Benefits Table
The amounts shown in the Pension Benefits table are actuarial present values of the benefits accumulated through September 30, 2008. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive officer is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2008	September 30, 2007
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	6.80%	6.40%
SERP lump sum rate	4.23%	4.07%
Retirement age:	62	62
Post-retirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2015 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2010 using Scale AA without collar adjustments
Post-retirement mortality for SERP	1994 GAR unisex	1994 GAR unisex
Pre-retirement mortality	None	None
Termination and disability rates	None	None
Form of payment for Pension Plan	Single life annuity	Single life annuity
Form of payment for SERP	Lump sum	Lump sum

Nonqualified Deferred Compensation
The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2008

				Employer
		Executive		Contributions		Aggregate	Aggregate	Aggregate
		Contributions		in Last Fiscal		Earnings in Last	Withdrawals/	Balance at Last
		in Last Fiscal Year		Year		Fiscal Year	Distributions	Fiscal Year
Name		($)		($)		($)	($)	($)(2)
(a)	Plan Name	(b)		(c)		(d)	(e)	(f)
Eugene V.N. Bissell	AmeriGas SERP	0		58,246	(1)	0	0	588,805
	AmeriGas Non-Qualified
	Deferred Compensation Plan	16,259	(3)	0		0	0	19,545
Jerry E. Sheridan	AmeriGas SERP	26,454		26,454	(1)	0	0	75,141
Lon R. Greenberg	UGI Supplemental Savings Plan	0		38,269	(4)	32,032	0	597,149
John L. Walsh	UGI Supplemental Savings Plan	0		19,319	(4)	2,003	0	54,263
Robert H. Knauss (5)	UGI Supplemental Savings Plan	0		5,474	(4)	924	0	21,594
	AmeriGas SERP	0		0		0	0	141,816

(1)
This amount represents the General Partner contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Bissell, $472,434; Mr. Sheridan, $57,938; Mr. Greenberg, $430,260; Mr. Walsh, $31,662; and Mr. Knauss, $137,110.

(3)	This amount is included in the amount reported in the Summary Compensation Table in the “Salary” column.

(4)	This amount represents the employer match under the UGI Corporation Supplemental Savings Plan, which is also reported in the Summary Compensation Table in the “All Other Compensation” column.

(5)	Mr. Knauss participated in the AmeriGas SERP prior to transferring to UGI in 2003.
The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Through Fiscal 2007, participants’ accounts were credited annually with interest generally equal to the actual return on the trust portfolio of the UGI Utilities, Inc. Retirement Income Plan, subject to certain limitations as set forth in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. Beginning in Fiscal 2008, in lieu of receiving interest on account balances, participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

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
The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limit for 2007 was $225,000 and the limit for 2008 is $230,000. The Code contribution limit for 2007 was $45,000 and the limit for 2008 is $46,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation or the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Bissell and Sheridan, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
The AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Bissell, the Continuation Period ranges from 12 months to 24 months, depending on length of service. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last 2 months of the fiscal year, we have discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, provided that the weighting to be applied to the participant’s business/financial goals under the Annual Bonus Plan will be deemed to be 100 percent. The levels of severance payment were established based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
Under the AmeriGas Severance Plan, the participant also receives a payment equal to the cost he or she would have incurred to continue medical and dental coverage under the General Partner’s plans for the Continuation Period (less the amount he would be required to contribute for such coverage if he were an active employee). This amount includes a tax gross-up payment equal to 75 percent of the cost of medical and dental coverage. The AmeriGas Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive reimbursement for tax preparation services for the final year of employment. Provided that the participant is eligible to retire, all payments under the AmeriGas Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
In order to receive benefits under the AmeriGas Severance Plan, a participant is required to execute a release which discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. Each senior executive is also required to ratify a post-employment activities agreement (which restricts the senior executive from competing with the Partnership and its affiliates following termination of his or her employment) and to cooperate in attending to matters pending at the time of his or her termination of employment.

Named Executive Officers Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Plan (the “UGI Severance Plan”) provides for payment to certain senior level employees of UGI, including Messrs. Greenberg, Walsh and Knauss, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the UGI Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
The UGI Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Greenberg, the Continuation Period is 30 months; for Mr. Walsh, the Continuation Period ranges from 12 months to 24 months, depending on the length of service. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination. However, if the termination occurs in the last 2 months of the fiscal year, UGI has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant’s entire bonus was contingent on meeting the applicable financial performance goal. The levels of severance payment were established based on competitive practice and are reviewed by management and the Compensation and Management Development Committee from time to time.
Under the UGI Severance Plan, the participant also receives a payment equal to the cost he or she would have incurred to continue medical and dental coverage under UGI’s plans for the Continuation Period (less the amount he would be required to contribute for such coverage if he were an active employee). This amount includes a tax gross-up payment equal to 75 percent of the cost of medical and dental coverage. The UGI Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive reimbursement for tax preparation services for their final year of employment under the UGI Severance Plan. Provided that the participant is eligible to retire, all payments under the Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
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
Change in Control Arrangements
Named Executive Officers Employed by the General Partner. Messrs. Bissell and Sheridan each have an agreement with the General Partner that provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions beginning May 2011 unless in each case, prior to a change in control, the General Partner terminates an agreement. In the absence of a change in control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner. A change in control is generally deemed to occur in the following instances:
•
any person (other than certain persons or entities affiliated with UGI), together with all affiliates and associates of such person, acquires securities representing 20 percent or more of either (i) the then outstanding shares of common stock, or (ii) the combined voting power of UGI’s then outstanding voting securities;

•
individuals, who at the beginning of any 24-month period constitute the UGI Board of Directors (the “Incumbent Board”) and any new Director whose election by the Board of Directors, or nomination for election by UGI’s shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority;

•
UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation;

•
the General Partner, Partnership or Operating Partnership is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another entity in a transaction with respect to which all of the individuals and entities who were owners of the General Partner’s voting securities or of the outstanding units of the Partnership immediately prior to such transaction do not, following such transaction, own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation, or if the resulting entity is a partnership, the former unitholders do not own more than 50 percent of the outstanding common units in substantially the same proportion as their ownership immediately prior to the transaction;

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
The General Partner will provide Messrs. Bissell and Sheridan with cash benefits (“Benefits”) if we terminate the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of the General Partner, AmeriGas Partners or UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the General Partner. “Good reason” generally includes a material diminution in authority, duties, responsibilities or base compensation; a material breach by the General Partner of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Messrs. Bissell and Sheridan will be as specified under his change in control agreement unless payments under the AmeriGas Severance Plan described above would be greater, in which case Benefits would be provided under the AmeriGas Severance Plan.
Following a change in control, each of Messrs. Bissell and Sheridan may elect to terminate his employment without loss of Benefits in certain situations, including a material diminution in authority, duties, responsibilities or base compensation; or excessive relocation requirements. Benefits under this arrangement would be equal to 3 times Mr. Bissell’s base salary and annual bonus and 2 times Mr. Sheridan’s base salary and annual bonus. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Bissell and Sheridan are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner’s medical and dental plans for 3 years in the case of Mr. Bissell and 2 years in the case of Mr. Sheridan (in each case less the amount he would be required to contribute for such coverage if he were an active employee). This payment would include a tax gross-up payment equal to 75 percent of the total amount payable. Messrs. Bissell and Sheridan would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of AmeriGas Partners common units in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards” table.
The Benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code. The General Partner will provide the tax gross-up if the aggregate parachute value of Benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the Benefits for each of Messrs. Bissell and Sheridan will be reduced to the extent necessary to avoid imposition of the excise tax on “excise parachute payments.”
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

Named Executive Officers Employed By UGI Corporation. Messrs. Greenberg, Walsh and Knauss each have an agreement with UGI which provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions beginning May 2011, unless in each case, prior to a change in control, UGI terminates an agreement. In the absence of a change in control or termination by UGI, each agreement will terminate when, for any reason, the executive terminates his or her employment with UGI. A change in control is generally deemed to occur in the following instances:
•
any person (other than certain persons or entities affiliated with UGI), together with all affiliates and associates of such person, acquires securities representing 20 percent or more of either (i) the then outstanding shares of common stock, or (ii) the combined voting power of UGI’s then outstanding voting securities;

•
individuals, who at the beginning of any 24-month period constitute the UGI Board of Directors (the “Incumbent Board”) and any new Director whose election by the Board of Directors, or nomination for election by UGI’s shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority;

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
UGI will provide Messrs. Greenberg, Walsh and Knauss with cash benefits (“Benefits”) if UGI terminates the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of UGI. “Good reason” generally includes material diminution in authority, duties, responsibilities or base compensation; a material breach by UGI of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the Benefits payable to each of Messrs. Greenberg, Walsh and Knauss will be as specified under his change in control agreement unless payments under the UGI Severance Plan described above would be greater, in which case Benefits would be provided under the UGI Severance Plan.
Following a change in control, each of Messrs. Greenberg, Walsh and Knauss may elect to terminate his employment without loss of Benefits in certain situations, including a material diminution in authority, duties, responsibilities or base compensation; or excessive relocation requirements. Benefits under this arrangement would be equal to 3 times the executive officer’s base salary and annual bonus. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Greenberg, Walsh and Knauss are each entitled to receive a payment equal to the cost he would incur if he enrolled in UGI’s medical and dental plans for 3 years (less the amount he would be required to contribute for such coverage if he were an active employee). This payment would include a tax gross-up payment equal to 75 percent of the total amount payable. Messrs. Greenberg, Walsh and Knauss would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards” table.
The Benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of Code. UGI will provide the tax gross-up if the aggregate parachute value of Benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the Benefits for each of Messrs. Greenberg, Walsh and Knauss will be reduced to the extent necessary to avoid imposition of the excise tax on “excise parachute payments.”
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

Potential Payments Upon Termination or Change-in-Control Table
The amounts shown in the table below assume that each named executive officer’s termination was effective as of September 30, 2008 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits” and “Nonqualified Deferred Compensation” tables. There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

			Equity
			Awards
			with	Nonqualified	Welfare &
	Severance		Accelerated	Retirement	Other
Name & Triggering Event	Pay		Vesting(3)	Benefits(4)	Benefits(5)	Total
Eugene V.N. Bissell Death	$0		$1,382,466	$0	$0	$1,382,466
Involuntary Termination Without Cause	$1,562,378	(1)	$0	$0	$69,430	$1,631,808
Termination Following Change in Control	$2,445,997	(2)	$2,032,349	$197,877	$80,799	$4,757,022

Jerry E. Sheridan Death	$0		$288,244	$0	$0	$288,244
Involuntary Termination Without Cause	$389,881	(1)	$0	$0	$57,822	$447,703
Termination Following Change in Control	$941,725	(2)	$419,813	$58,523	$579,175	$1,999,236

Lon R. Greenberg Death	$0		$4,509,751	$0	$0	$4,509,751
Involuntary Termination Without Cause	$6,157,800	(1)	$0	$0	$52,167	$6,209,967
Termination Following Change in Control	$7,681,182	(2)	$7,316,677	$5,183,798	$45,638	$20,227,295

John L. Walsh Death	$0		$2,006,427	$0	$0	$2,006,427
Involuntary Termination Without Cause	$1,851,788	(1)	$0	$0	$56,326	$1,908,114
Termination Following Change in Control	$4,063,375	(2)	$3,122,048	$1,331,036	$3,310,802	$11,827,261

Robert H. Knauss Death	$0		$658,219	$0	$0	$658,219
Involuntary Termination Without Cause	$945,204	(1)	$0	$0	$40,500	$985,704
Termination Following Change in Control	$1,759,121	(2)	$1,033,937	$744,980	$1,454,804	$4,992,842

(1)
Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Messrs. Greenberg, Walsh and Knauss, and the AmeriGas Severance Plan for Messrs. Bissell and Sheridan. We assumed that 100 percent of target annual bonus was paid.

(2)	Amounts listed under “Severance Pay” in the case of termination following a change in control are calculated under the officer’s change in control agreement.

(3)
In calculating the amounts shown above, we assumed (i) the continuation of AmeriGas Partner’s distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2008; and (ii) performance at target levels with respect to performance shares.

(4)	Amounts shown are in addition to amounts shown in the “Pension Benefits” and “Non-Qualified Deferred Compensation” tables.

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $1,417,190 for Mr. Knauss, $528,832 for Mr. Sheridan, and $3,244,363 for Mr. Walsh in the event of a change in control.

Compensation of Directors
The table below shows the components of director compensation for Fiscal 2008. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation

					Change in
					Pension Value
				Non-Equity	and
	Fees Earned			Incentive	Nonqualified	All
	or Paid	Stock	Option	Plan	Deferred	Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(2)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Stephen D. Ban	$65,000	0	0	0	0	0	$65,000
Richard C. Gozon	$65,000	0	0	0	0	0	$65,000
William J. Marrazzo (1)	$75,000	0	0	0	0	0	$75,000
Gregory A. Pratt (1)	$80,000	0	0	0	0	0	$80,000
Howard B. Stoeckel (1)	$75,000	0	0	0	0	0	$75,000
James W. Stratton	$65,000	0	0	0	0	0	$65,000
(1)
The Partnership pays an additional annual retainer of $10,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee is paid an additional annual retainer of $15,000.

(2)	The Partnership pays no meeting attendance fees to its Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners
The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of November 1, 2008. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

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

Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner
The table below sets forth as of October 1, 2008 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

	Amount and Nature of
Name of	Beneficial Ownership of
Beneficial Owner	Partnership Common Units (1)
Lon R. Greenberg	7,000
John L. Walsh	3,000	(2)
Stephen D. Ban	0
Richard C. Gozon	5,000
James W. Stratton	1,000	(3)
Gregory A. Pratt	0
William J. Marrazzo	500	(4)
Eugene V. N. Bissell	37,246	(5)
Robert H. Knauss	13,108
Jerry E. Sheridan	11,437	(6)
Howard B. Stoeckel	0
Directors and executive officers as a group (15 persons)	103,861

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Walsh’s Units are held jointly with his spouse.

(3)	Mr. Stratton’s Units are held jointly with his spouse.

(4)	Mr. Marrazzo’s Units are held jointly with his spouse.

(5)	Mr. Bissell’s Units are held jointly with his spouse.

(6)	Mr. Sheridan’s Units are held jointly with his spouse.
The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2008, the beneficial ownership of UGI Common Stock by each director and each of the Named Executives, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.5 percent of UGI’s Common Stock. All other directors and executive officers own less than 1 percent of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 1,972,398 shares subject to exercisable options and stock units held by directors under the 2004 plan), represents approximately 3 percent of UGI’s outstanding shares.

	Number of UGI Shares
	and Stock Units and Nature
	of Beneficial Ownership		Number of
Name of	Excluding		Exercisable UGI
Beneficial Owner	UGI Stock Options (1)(4)		Stock Options	Total
Lon R. Greenberg	503,006	(2)	1,095,000	1,598,006
John L. Walsh	70,030	(3)	340,000	410,030
Stephen D. Ban	67,130		66,500	133,630
Richard C. Gozon	116,567		92,900	209,467
James W. Stratton	85,510	(5)	92,900	178,410
Howard B. Stoeckel	0		0	0
Gregory A. Pratt	0		0	0
William J. Marrazzo	0		0	0
Eugene V. N. Bissell	66,380	(6)	23,333	89,713
Robert H. Knauss	26,412		81,666	108,078
Jerry E. Sheridan	678	(7)	33,000	33,678
Directors and executive officers as a group (15 persons)	983,499		1,972,398	2,955,897

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Greenberg holds 345,808 shares jointly with his spouse.

(3)	Mr. Walsh holds these shares jointly with his spouse.

(4)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Omnibus Equity Compensation Plan. Each Unit will be paid out to the director upon retirement or termination of service in the form of shares of UGI Common Stock (65 percent) and cash (35 percent). The number of Units included for the directors is as follows: Dr. Ban 50,634, Mr. Gozon 83,959 and Mr. Stratton 63,902.

(5)	Mr. Stratton holds 21,608 shares jointly with his spouse.

(6)	Mr. Bissell holds these shares jointly with his spouse.

(7)	Mr. Sheridan holds these shares in his 401(k) Savings Plan.
Equity Compensation Plan Information
The following table sets forth information as of the end of Fiscal 2008 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	126,100	0	420,386
Equity compensation plans not approved by security holders	0	0	0

Total	126,100	0	420,386

(1)
The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees were approved pursuant to Section 6.4 of the Partnership Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc. and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2008.

Interests of the General Partner in the Partnership
We make quarterly cash distributions of all of our Available Cash, generally defined as all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. According to the Partnership Agreement, the General Partner receives cash distributions as follows:
Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (giving effect to the 1.01% interest of the General Partner in distributions of Available Cash from AmeriGas OLP to the Partnership) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). If Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605.
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2008, these costs totaled approximately $345.5 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with a formula that has been in effect since commencement of the Partnership. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $500,000 per occurrence and, in the aggregate, $500,000 in excess of the deductible, and stop loss medical coverage. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, a UGI master policy provides accidental death and business travel and accident insurance coverage for employees of the General Partner. The General Partner is billed directly by the insurer for this coverage. As discussed under “Business-Trade Names; Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. The rental payments and insurance premiums charged to the Partnership by UGI and its affiliates are comparable to amounts charged by unaffiliated parties. For Fiscal 2008, the Partnership paid UGI and its affiliates, including the General Partner, approximately $13.5 million for the services and expense reimbursements referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $47.3 million during Fiscal 2008. Of this amount, $46.5 million was pursuant to a Product Sales Agreement between Energy Services and AmeriGas OLP which was approved by the Audit Committee of the General Partner’s Board of Directors in 2004. In accordance with the Product Sales Agreement, Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase propane annually at the Atlantic Energy, Inc. terminal in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for an initial term of 5 years with an option to extend the agreement for up to an additional 5 years. Amounts due to Energy Services at September 30, 2008 totaled $1.3 million.
During Fiscal 2007, the General Partner contributed to the Partnership the net assets and liabilities of All Star Gas Corporation, a Missouri corporation, which was acquired by the General Partner in August 2007. In consideration for the retention of certain income tax liabilities related to the acquisition of All Star Gas Corporation, the Partnership issued 166,205 Common Units to the General Partner having a fair value of approximately $5.7 million ($34.28 per Common Unit).
The Partnership sold propane to certain affiliates of UGI which totaled $2.4 million in Fiscal 2008. The highest amount due from affiliates of the Partnership during Fiscal 2008 and at November 1, 2008 was $5.2 million and $4.5 million, respectively.

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
Director Independence
For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance — Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accountants, in Fiscal 2008 and Fiscal 2007 were as follows:

	2008	2007
Audit Fees(1)	$830,193	$844,143
Audit-Related Fees	- 0 -	- 0 -
Tax Fees(2)	682,850	640,771
All Other Fees(3)	-0-	12,800

Total Fees for Services Provided	$1,513,043	$1,497,714

(1)
Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements and internal control over financial reporting of the Partnership, (ii) subsidiary audits, (iii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (iv) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.

(2)	Tax Fees were for (i) the preparation of Substitute Schedule K-1 forms for unitholders of the Partnership, and (ii) tax planning and advice.

(3)	All Other Fees were for a software license.
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
Prior to engagement of the Partnership’s independent accountants for the next year’s audit, management submits to the Audit Committee for approval a list of services expected to be rendered during that year and fees related thereto for approval.

PART IV:
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2008 and 2007
Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Partners’ Capital for the years ended September 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Quarterly Data for the years ended September 30, 2008 and 2007
(2) Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2008, 2007 and 2006
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or notes thereto contained in this report.
(3) List of Exhibits:
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

2.1		Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21

2.2		Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22
*3.1		Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004, and Amendment No. 1 effective October 15, 2007 thereto

3.1	(a)	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

3.2		Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

4
Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.1		Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004 referred to in 3.1 above

4.2		Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.3		Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

4.4		Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

4.5		Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated as of July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

10.1		Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities, Inc. and Credit Suisse First Securities (USA) LLC, as Co-Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

10.2		Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

10.3		Release of Liens and Termination of Security Documents dated November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

*10.4	**	AmeriGas Propane, Inc. Executive Employee Severance Plan, in effect January 1, 2008

10.5		Credit Agreement dated as of November 14, 2008 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, and Wachovia Bank, National Association, as Administrative Agent.	AmeriGas Partners, L.P.	Form 8-K (11/14/08)	10.1

*10.6	**	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees effective July 1, 2000 and Amended as of January 1, 2005

*10.7	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005 (“AmeriGas 2000 Plan”)

10.8	**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.10

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.9		Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.10		Trademark License Agreement dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.11		Stock Purchase Agreement dated May 27, 1989, as amended and restated July 31, 1989, between Texas Eastern Corporation and QFB Partners	Petrolane Incorporated /AmeriGas, Inc.	Registration on Form S-1 (No. 33-69450)	10.16	(a)

10.12	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI Corporation	Form 8-K (3/27/07)	10.1

10.13	**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended on December 7, 2004 — Terms and Conditions as amended December 6, 2005	UGI Corporation	Form 8-K (12/6/05)	10.10

10.14	**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.14

10.15	**	UGI Corporation 2004 Omnibus Equity Compensation Plan AmeriGas Employees Stock Option Grant Letter dated as of January 1, 2006	UGI Corporation	Form 8-K (12/6/05)	10.6

10.16	**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI Corporation	Form 8-K (12/6/05)	10.4

10.17	**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI Corporation	Form 10-K (9/30/06)	10.7

10.18	**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI Corporation	Form 10-K (9/30/07)	10.8

10.19	**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19

10.20	**	AmeriGas 2000 Plan Restricted Unit Grant Letter dated as of January 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.20

10.21	**	UGI Corporation Senior Executive Employee Severance Plan, in effect as of January 1, 2008	UGI Corporation	Form 10-Q (3/31/08)	10.1

10.22	**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter dated as of January 1, 2008	UGI Corporation	Form 10-K (9/30/08)	10.5

10.23	**	UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.38

10.24	**	UGI Corporation 1992 Non-Qualified Stock Option Plan, Amended and Restated as of May 24, 2005	UGI Corporation	Form 10-K (9/30/06)	10.39

10.25	**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, As Amended July 30, 2007	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.25

10.26	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.1

10.27	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Sheridan	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.2

10.28	**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, As Amended and Restated on July 31, 2007	UGI Corporation	Form 10-K (9/30/07)	10.16

10.29	**	Description of oral compensation arrangements for Messrs. Greenberg and Walsh	UGI Corporation	Form 10-K (9/30/08)	10.30

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.30	**	Description of oral employment at-will arrangements for Messrs. Bissell, Knauss and Sheridan	AmeriGas Partners, L.P.	Form 10-K (9/30/05)	10.30

10.31	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Messrs. Bissell and Knauss	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.32	**	Confidentiality and Post-Employment Activities Agreement between AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., and Mr. Sheridan	AmeriGas Partners, L.P.	Form 8-K (8/15/05)	10.1

10.33	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg and Walsh	UGI Corporation	Form 10-Q (6/30/08)	10.3

10.34		[Intentionally Omitted]

10.35		Purchase Agreement by and among Columbia Energy Group, Columbia Propane Corporation, CP Holdings, Inc., Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. dated as of January 30, 2001 and amended and restated August 7, 2001	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

10.36		Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

10.37		Capital Contribution Agreement dated as of August 21, 2001 by and between Columbia Propane, L.P. and AmeriGas Propane, L.P. acknowledged and agreed to by CP Holdings, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/21/01)	10.2

10.38		Promissory Note by National Propane L.P., a Delaware limited partnership in favor of Columbia Propane Corporation dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.39

10.39		Loan Agreement dated July 19, 1999, between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.40

10.40		First Amendment dated August 21, 2001 to Loan Agreement dated July 19, 1999 between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.41

10.41		Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

10.42		Keep Well Agreement by and between AmeriGas Propane, L.P. and Columbia Propane Corporation dated August 21, 2001	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.46

10.43	**	Summary of Director Compensation	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.43

*10.44	**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009

14		Code of Ethics for principal executive, financial and accounting officers	AmeriGas Partners, L.P.	Form 10-K (9/30/03)	14

* 21		Subsidiaries of AmeriGas Partners, L.P.

* 23		Consent of PricewaterhouseCoopers LLP

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

* 31.1	Certification by the Chief Executive Officer relating to the Registrants’ Report on Form 10-K for the year ended September 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification by the Chief Financial Officer relating to the Registrants’ Report on Form 10-K for the year ended September 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrants’ Report on Form 10-K for the fiscal year ended September 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 99	UGI Corporation Incentive Stock Award Information

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

	By:	AmeriGas Propane, Inc.,
Its General Partner

Date: November 20, 2008	By:	/s/ Jerry E. Sheridan Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2008, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Eugene V. N. Bissell Eugene V. N. Bissell	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Lon R. Greenberg Lon R. Greenberg	Chairman and Director

/s/ John L. Walsh John L. Walsh	Vice Chairman and Director

/s/ Jerry E. Sheridan Jerry E. Sheridan	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Stanczak William J. Stanczak	Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2008, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Stephen D. Ban Stephen D. Ban	Director

/s/ Richard C. Gozon Richard C. Gozon	Director

/s/ William J. Marrazzo William J. Marrazzo	Director

/s/ Gregory A. Pratt Gregory A. Pratt	Director

/s/ Howard B. Stoeckel Howard B. Stoeckel	Director

James W. Stratton	Director

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2008

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The consolidated financial statements of AmeriGas Partners, L.P. and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated November 21, 2008 and Management’s Report on Internal Control over Financial Reporting listed in the following index and are included in this report on Form-10-K.

AmeriGas Partners, L.P. and Subsidiaries	Form 10-K page

Management’s Report on Internal Control over Financial Reporting	F-27

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-26

Consolidated Balance Sheets as of September 30, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006	F-5

Consolidated Statements of Partners’ Capital for the years ended September 30, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7 to F-25

Supplementary Data (unaudited):

Quarterly Data for the years ended September 30, 2008 and 2007	F-25

Financial Statements Schedules:

I — Condensed Financial Information of Registrant (Parent Company)	S-1 to S-3

II — Valuation and Qualifying Accounts	S-4 to S-5

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$10,909	$34,034
Accounts receivable (less allowances for doubtful accounts of $20,215 and $15,150, respectively)	218,411	184,038
Accounts receivable — related parties	5,130	3,684
Inventories	144,206	124,840
Derivative financial instruments	13	18,300
Collateral deposits	17,830	—
Prepaid expenses and other current assets	28,597	10,124

Total current assets	425,096	375,020

Property, plant and equipment (less accumulated depreciation and amortization of $743,097 and $679,081, respectively)	616,834	633,978
Goodwill	640,843	640,664
Intangible assets (less accumulated amortization of $20,033 and $29,253, respectively)	27,579	29,809

Other assets	14,721	17,313

Total assets	$1,725,073	$1,696,784

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$71,466	$1,925
Accounts payable — trade	172,800	163,092
Accounts payable — related parties	2,017	3,588
Employee compensation and benefits accrued	31,408	31,330
Interest accrued	23,490	23,364
Customer deposits and advances	106,946	99,137
Derivative financial instruments	55,792	—
Other current liabilities	68,642	56,157

Total current liabilities	532,561	378,593

Long-term debt	861,924	931,117
Other noncurrent liabilities	72,490	64,460

Total liabilities	1,466,975	1,374,170

Commitments and contingencies (note 11)

Minority interests	10,723	11,386

Partners’ capital:
Common unitholders (units issued — 57,009,951 and 56,988,702, respectively)	308,186	293,245
General partner	3,094	2,952
Accumulated other comprehensive (loss) income	(63,905)	15,031

Total partners’ capital	247,375	311,228

Total liabilities and partners’ capital	$1,725,073	$1,696,784

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit)

	Year Ended
	September 30,
	2008	2007	2006

Revenues:
Propane	$2,624,672	$2,096,080	$1,953,714
Other	190,517	181,295	165,552

	2,815,189	2,277,375	2,119,266

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	1,836,917	1,365,071	1,277,306
Cost of sales — other (excluding depreciation shown below)	71,396	72,125	66,463
Operating and administrative expenses	610,465	562,524	535,288
Depreciation and amortization	80,402	75,614	72,452
Gain on sale of Arizona storage facility	—	(46,117)	—
Other (income), net	(18,855)	(17,572)	(16,299)

	2,580,325	2,011,645	1,935,210

Operating income	234,864	265,730	184,056
Loss on extinguishments of debt	—	—	(17,079)
Interest expense	(72,886)	(71,487)	(74,094)

Income before income taxes	161,978	194,243	92,883
Income tax expense	(1,672)	(846)	(185)
Minority interests	(2,287)	(2,613)	(1,540)

Net income	$158,019	$190,784	$91,158

General partner’s interest in net income	$2,278	$5,600	$912

Limited partners’ interest in net income	$155,741	$185,184	$90,246

Income per limited partner unit — basic and diluted (note 2)	$2.70	$3.15	$1.59

Average limited partner units outstanding (thousands):
Basic	57,005	56,826	56,797

Diluted	57,044	56,862	56,835

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,019	$190,784	$91,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,402	75,614	72,452
Gain on sale of Arizona storage facility	—	(46,117)	—
Loss on extinguishments of debt	—	—	17,079
Provision for uncollectible accounts	15,852	9,544	10,768
Other, net	839	4,856	(6,182)
Net change in:

Accounts receivable	(51,270)	(17,142)	(21,027)
Inventories	(19,032)	(18,829)	(9,039)
Accounts payable	8,136	17,819	7,557
Other current assets	(23,178)	310	3,845
Other current liabilities	10,446	(12,340)	11,216

Net cash provided by operating activities	180,214	204,499	177,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(62,756)	(73,764)	(70,710)
Proceeds from disposals of assets	8,442	5,954	10,448
Net proceeds from sale of Arizona storage facility	—	49,031	—
Acquisitions of businesses, net of cash acquired	(1,322)	(78,763)	(2,846)

Net cash used by investing activities	(55,636)	(97,542)	(63,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(144,659)	(154,672)	(130,805)
Minority interest activity	(2,138)	(2,144)	1,130
Issuance of long-term debt	—	—	343,875
Repayment of long-term debt	(1,680)	(1,762)	(343,453)
Proceeds from issuance of Common Units	766	814	146
Capital contributions from General Partner	8	66	1

Net cash used by financing activities	(147,703)	(157,698)	(129,106)

Cash and cash equivalents decrease	$(23,125)	$(50,741)	$(14,387)

CASH AND CASH EQUIVALENTS:
End of year	$10,909	$34,034	$84,775
Beginning of year	34,034	84,775	99,162

Decrease	$(23,125)	$(50,741)	$(14,387)

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of		General	comprehensive	partners’
	Common Units	Common	partner	income (loss)	capital
Balance September 30, 2005	56,792,605	$289,396	$2,920	$45,101	$337,417

Net income		90,246	912		91,158
Net losses on derivative instruments				(56,552)	(56,552)
Reclassification of net gains on derivative instruments				(20,064)	(20,064)

Comprehensive income		90,246	912	(76,616)	14,542
Distributions		(129,497)	(1,308)		(130,805)
Unit-based compensation expense		202	—		202
Common Units issued in connection with incentive compensation plans	4,500	146	1		147

Balance September 30, 2006	56,797,105	250,493	2,525	(31,515)	221,503

Net income		185,184	5,600		190,784
Net gains on derivative instruments				25,270	25,270
Reclassification of net losses on derivative instruments				21,276	21,276

Comprehensive income		185,184	5,600	46,546	237,330
Distributions		(149,433)	(5,239)		(154,672)
Unit-based compensation expense		489	—		489
Common Units issued in connection with incentive compensation plans	25,392	814	8		822
Common Units issued in connection with acquisition	166,205	5,698	58		5,756

Balance September 30, 2007	56,988,702	293,245	2,952	15,031	311,228

Net income		155,741	2,278		158,019
Net losses on derivative instruments				(25,925)	(25,925)
Reclassification of net gains on derivative instruments				(53,011)	(53,011)

Comprehensive income		155,741	2,278	(78,936)	79,083
Distributions		(142,515)	(2,144)		(144,659)
Unit-based compensation expense		949	—		949
Common Units issued in connection with incentive compensation plans	21,249	766	8		774

Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375

See accompanying notes to consolidated financial statements.

Note 1 — Partnership Organization
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
At September 30, 2008, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 Common Units of AmeriGas Partners. The remaining 32,318,742 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
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
Note 2 — Summary of Significant Accounting Policies
Accounting and Consolidation Principles. Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP and the minority partner’s 0.1% limited partner interest in Eagle OLP as minority interests in the consolidated financial statements.
Finance Corps. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners.
Reclassifications. We have reclassified certain prior-year balances to conform to the current-year presentation.
Use of Estimates. We make estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

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
Delivery Expenses. Expenses associated with the delivery of propane to customers (including expenses of delivery personnel, vehicle repair and maintenance and general liability expenses) are classified as operating and administrative expenses on the Consolidated Statements of Operations. Depreciation expense associated with delivery vehicles is classified in depreciation and amortization on the Consolidated Statements of Operations.
Inventories. Our inventories are stated at the lower of cost or market. We determine cost using an average cost method for propane, specific identification for appliances and the first-in, first-out (“FIFO”) method for all other inventories.
Property, Plant and Equipment and Related Depreciation. We record property, plant and equipment at cost. The amounts we assign to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When plant and equipment are retired or otherwise disposed of, we eliminate the associated cost and accumulated depreciation from the appropriate accounts and recognize any resulting gain or loss in “Other income, net” in the Consolidated Statements of Operations (see Notes 4 and 15).
We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our business. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding seven years once the installed software is ready for its intended use.
We compute depreciation expense on plant and equipment using the straight-line method over estimated service lives generally ranging from 15 to 40 years for buildings and improvements; 7 to 30 years for storage and customer tanks and cylinders; and 2 to 10 years for vehicles, equipment and office furniture and fixtures. Costs to install Partnership-owned tanks at customer locations, net of amounts billed to customers, are capitalized and depreciated over the estimated period of benefit not exceeding ten years. Depreciation expense was $75,679 in Fiscal 2008, $71,555 in Fiscal 2007 and $67,793 in Fiscal 2006. No depreciation expense is included in cost of sales in the Consolidated Statements of Operations.
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2008, Fiscal 2007 or Fiscal 2006.
Intangible Assets. The Partnership’s intangible assets comprise the following at September 30:

	2008	2007
Subject to amortization:
Customer relationships and noncompete agreements	$47,612	$59,062
Accumulated amortization	(20,033)	(29,253)

	27,579	29,809

Not subject to amortization:
Goodwill	$640,843	$640,664

The increase in intangible assets and goodwill during Fiscal 2008 is a result of business acquisitions (see Note 3). We amortize customer relationship and noncompete agreement intangibles over their estimated periods of benefit, which do not exceed 15 years. Amortization expense of intangible assets was $4,712 in Fiscal 2008, $4,037 in Fiscal 2007 and $4,460 in Fiscal 2006. No amortization expense is included in cost of sales in the Consolidated Statements of Operations. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2009 — $4,625; Fiscal 2010 — $4,205; Fiscal 2011 — $4,121; Fiscal 2012 — $4,050; Fiscal 2013 — $3,403.
Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the value of goodwill might be impaired. For purposes of the goodwill impairment test, the Partnership has determined it has one reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into account the quoted market price of AmeriGas Partners Common Units. Amortizable intangible assets are tested for impairment whenever events or circumstances indicate that the carrying value of these assets might not be recoverable. No provisions for impairments of goodwill or amortizable intangibles were recorded during Fiscal 2008, Fiscal 2007 or Fiscal 2006.
Deferred Debt Issuance Costs. Included in other assets are net deferred debt issuance costs of $8,845 and $10,721 at September 30, 2008 and 2007, respectively. We are amortizing these costs over the terms of the related debt.
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount, or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, which exceed associated billings, are classified as customer deposits and advances on the Consolidated Balance Sheets.
Environmental and Other Legal Matters. We accrue environmental investigation and clean-up costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Amounts accrued generally reflect our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental response costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. At September 30, 2008, the Partnership’s accrued liability for environmental investigation and cleanup costs was not material.
Similar to environmental issues, we accrue for other pending claims and legal actions investigation and other legal costs for other matters when it is probable a liability exists and the amount or range of amounts can be reasonably estimated.
Income Taxes. AmeriGas Partners and the Operating Partnerships are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to their individual partners. The Operating Partnerships have corporate subsidiaries which are directly subject to federal and state income taxes. Accordingly, our consolidated financial statements reflect income taxes related to these corporate subsidiaries. Legislation in certain states allows for taxation of partnerships income and the accompanying financial statements reflect state income taxes resulting from such legislation. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders. This is a result of (1) differences between the tax basis and financial reporting basis of assets and liabilities and (2) the taxable income allocation requirements of the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”) and the Internal Revenue Code. At September 30, 2008, the financial reporting basis of the Partnership’s assets and liabilities exceeded the tax basis by approximately $246,000.
Effective October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”). FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that an entity has taken or expects to take on a tax return. The adoption of FIN 48 did not have a significant effect on the Partnership.

Equity-Based Compensation. The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective October 1, 2005. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method. We chose the modified prospective approach which requires that the new guidance be applied to the unvested portion of all outstanding option grants as of October 1, 2005 and to new grants after that date. We recognized total equity-based compensation expense of $3,162, $2,421 and $787 in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.
The General Partner may grant Common Unit awards to key employees under its executive and nonexecutive Common Unit plans, and certain key employees of the General Partner may be granted stock options for UGI Common Stock under UGI’s 2004 Omnibus Equity Compensation Plan, as Amended and Restated on December 5, 2006 (the “UGI OECP”). In accordance with SFAS 123R, all of our equity-based compensation, comprising Common Unit awards and UGI stock options, is measured at fair value on the grant date, date of modification or at the end of the reporting period and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of the awards may be presented as a liability or as equity in the Consolidated Balance Sheets. We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value of our Common Unit awards. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their fair value at the grant date and remeasured as of the end of each period.
During Fiscal 2006, the General Partner modified the settlement terms of Common Unit awards that were granted to key employees on January 1, 2006. As a result of this modification, the fair value of a portion of the modified awards was reclassified to partners’ capital. The Partnership did not incur any incremental equity-based compensation cost as a result of the modification.
For a further description of our equity-based compensation plans and related disclosures, see Note 10.
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
Net Income Per Unit. Income per limited partner unit is computed in accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 will typically impact net income per limited partner unit for periods in our first three fiscal quarters. Theoretical distributions of net income in accordance with EITF 03-6 for Fiscal 2008 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.03. Theoretical distributions of net income in accordance with EITF 03-6 for Fiscal 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.11. EITF 03-6 did not impact net income per limited partner unit for Fiscal 2006.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation of approximately 39,000 in Fiscal 2008, 35,000 in Fiscal 2007 and 37,000 in Fiscal 2006 reflect the effects of Common Unit awards issued under AmeriGas Propane, Inc. incentive compensation plans.
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
Substantially all of our derivative financial instruments qualify and are designated as cash flow hedges. Our cash flow hedges relate principally to the variability in cash flows associated with purchases of propane and variability of interest rates associated with anticipated issuances of long-term debt. For cash flow hedges, changes in the fair value of the derivatives are recorded in accumulated other comprehensive income, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. For cash flow hedges, we discontinue hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable.
Gains and losses on derivative financial instruments qualifying as cash flow hedges of variability in purchase prices of propane, when recognized, are recorded in cost of sales on the Consolidated Statements of Operations. Gains and losses on derivative financial instruments qualifying as cash flow hedges of variability in interest rates associated with anticipated issuances of long-term debt, when recognized, are recorded in interest expense. The portion of any gains or losses on cash flow hedges determined to be ineffective, or any portion of gains or losses excluded from the measurement of the hedging relationship’s effectiveness, are recorded in other income, net. Cash flows from derivative financial instruments are included in cash flows from operating activities.
For a more detailed description of the derivative instruments we use, our objectives for using them and related supplemental information required by SFAS 133, see Note 14.
Consolidated Statements of Cash Flows. We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value. We paid interest totaling $70,801 in Fiscal 2008, $69,451 in Fiscal 2007 and $77,802 in Fiscal 2006.
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
Recently Issued Accounting Pronouncements Not Yet Adopted. In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.

In March 2008, the FASB ratified the consensus reached in EITF 07-4, “Application of the Two-Class Method under FAS 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 addresses the application of the two-class method for master limited partnerships when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. EITF 07-4 states that when earnings exceed distributions, the computation of earnings per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to incentive distribution rights holders would need to be determined for each reporting period. If distributions are contractually limited to the holder of the incentive distribution rights holders’ share of currently designated available cash as defined in the partnership agreement, undistributed earnings in excess of available cash should not be allocated with respect to the incentive distribution rights. EITF 07-4 is effective for fiscal periods that begin after December 15, 2008 (Fiscal 2010), and would be accounted for as a change in accounting principle and applied retrospectively. Early adoption of EITF 07-4 is not permitted. We are currently evaluating the impact of EITF 07-4 on our income (loss) per limited partner unit calculation.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures on the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (second quarter of Fiscal 2009). We are currently evaluating the impact of the provisions of SFAS 161 on our future disclosures.
In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008 (Fiscal 2010). Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition), (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price) and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of SFAS 141R will depend on future acquisitions.
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for us on October 1, 2009 (Fiscal 2010). This standard will change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($10,723 and $11,386 at September 30, 2008 and 2007, respectively) will be classified as partners’ capital, a change from its current classification between liabilities and partners’ capital. Earnings attributable to minority interests ($2,287, $2,613 and $1,540 in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively) will be included in net income, although such income will continue to be deducted to measure income per limited partner unit. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. FSP 39-1 was effective for us on October 1, 2008 (Fiscal 2009). FSP 39-1 did not have a material effect on our earnings or financial position and will have no effect on our future cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, we may elect to report individual financial instruments and certain items at fair value with changes in fair value reported in earnings. Once made, this election is irrevocable for those items. SFAS 159 was effective for us on October 1, 2008 (Fiscal 2009). The adoption of SFAS 159 did not impact our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until Fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended, applies prospectively to new fair value measurements for the Partnership as follows: on October 1, 2008 (Fiscal 2009) the standard applies to our measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on October 1, 2009 (Fiscal 2010) the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to non-financial assets acquired and liabilities assumed that are initially measured at fair value in a business combination but that are not subject to remeasurement at fair value in subsequent periods. SFAS 157 is not expected to have a material effect on our earnings or financial position and will have no effect on our future cash flows.
Note 3 — Acquisitions
During Fiscal 2008, the Partnership acquired several retail propane distribution businesses for total net cash consideration of $2,478. Also during Fiscal 2008, the Partnership received a working capital payment refund of $1,157 associated with a Fiscal 2007 acquisition. During Fiscal 2007, the Partnership acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA, and several cylinder refurbishing businesses for total net cash consideration of $78,763. In addition, with respect to the 2007 acquisition of All Star Gas Corporation, the Partnership also issued 166,205 Common Units having a fair value of $5,698 to the General Partner (see Note 12). During Fiscal 2006, the Partnership acquired several retail distribution businesses and a cylinder refurbishing business for total cash consideration of $2,846. In conjunction with these acquisitions, liabilities of $2,445 in Fiscal 2008, $1,516 in Fiscal 2007 and $464 in Fiscal 2006 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition.

The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2008	2007	2006
Net current (liabilities) assets	$(1,010)	$(2,208)	$172
Property, plant and equipment	2,731	59,439	1,626
Goodwill	751	19,449	884
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	2,451	8,238	632
Other long-term assets and liabilities	—	(98)	(4)

Total	$4,923	$84,820	$3,310

The pro forma effect of these transactions is not material.
Note 4 — Sales of Assets
In July 2007, AmeriGas OLP sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona to Plains LPG Services, L.P. The Partnership recorded a pre-tax gain of $46,117 which is included in “Gain on sale of Arizona storage facility” in our Fiscal 2007 Consolidated Statement of Operations.
Note 5 — Quarterly Distributions of Available Cash
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash (as defined in the Partnership Agreement) for such quarter. Available Cash generally means:
1.	all cash on hand at the end of such quarter,

2.	plus all additional cash on hand as of the date of determination resulting from borrowing after the end of such quarter,

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
Quarterly distributions of Available Cash per limited partner unit during Fiscal 2008, Fiscal 2007 and Fiscal 2006 were as follows:

	2008	2007	2006
1st Quarter	$0.61	$0.58	$0.56
2nd Quarter	0.61	0.58	0.56
3rd Quarter	0.64	0.61	0.58
4th Quarter	0.64	0.86	0.58

Because the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit beginning in the third quarter of Fiscal 2007, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas Partners and AmeriGas OLP. The total amount of distributions received by the General Partner with respect to its 1% general partner interest in AmeriGas Partners during Fiscal 2008 and Fiscal 2007 totaled $2,144 and $5,239 which amounts included incentive distributions of $698 and $3,692, respectively.
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
Note 6 — Debt
Long-term debt comprises the following at September 30:

	2008	2007
AmeriGas Propane:
AmeriGas Partners Senior Notes:
8.875%, due May 2011 (including unamortized premium of $127 and $175, respectively, effective rate — 8.46%)	$14,767	$14,815
7.25%, due May 2015	415,000	415,000
7.125%, due May 2016	350,000	350,000
AmeriGas OLP First Mortgage Notes:
Series D, 7.11%, due March 2009 (including unamortized premium of $201 and $584, respectively, effective rate — 6.52%)	70,201	70,584
Series E, 8.50%, due July 2010 (including unamortized premium of $42 and $66, respectively, effective rate — 8.47%)	80,042	80,066
Other	3,380	2,577

Total long-term debt	933,390	933,042
Less current maturities (including net unamortized premium of $273 and $455, respectively)	(71,466)	(1,925)

Total long-term debt due after one year	$861,924	$931,117

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2009 — $71,193; Fiscal 2010 — $80,749; Fiscal 2011 — $15,174; Fiscal 2012 — $504; Fiscal 2013 — $399.
AmeriGas Partners Senior Notes. The 8.875% Senior Notes may be redeemed at our option; a redemption premium applies through May 19, 2009. The 7.25% and 7.125% Senior Notes generally cannot be redeemed at our option prior to May 20, 2010 and 2011, respectively. In January 2006, AmeriGas Partners refinanced AmeriGas OLP’s Series A and Series C First Mortgage Notes totaling $228,800, $59,550 of AmeriGas Partners 10% Senior Notes, and an AmeriGas OLP $35,000 term loan with proceeds from the issuance of $350,000 of AmeriGas Partners 7.125% Senior Notes due 2016. AmeriGas Partners recognized a loss of $17,079 associated with this refinancing which amount is reflected in “Loss on extinguishments of debt” in the Fiscal 2006 Consolidated Statement of Operations. AmeriGas Partners may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay the 7.25% and 7.125% Senior Notes.
AmeriGas OLP First Mortgage Notes. The General Partner is co-obligor of the Series D and E First Mortgage Notes. AmeriGas OLP may prepay the First Mortgage Notes, in whole or in part. These prepayments include a make whole premium. AmeriGas OLP may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay the First Mortgage Notes, in whole or in part.

AmeriGas OLP Credit Agreements. AmeriGas OLP has a credit agreement (“Credit Agreement”) consisting of (1) a Revolving Credit Facility and (2) an Acquisition Facility. The General Partner and Petrolane are guarantors of amounts outstanding under the Credit Agreement.
Under the Revolving Credit Facility, AmeriGas OLP may borrow up to $125,000 (including a $100,000 sublimit for letters of credit) which is subject to restrictions in the AmeriGas OLP First Mortgage Notes (see “Restrictive Covenants” below). The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Revolving Credit Facility expires on October 15, 2011, but may be extended for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder. There were no borrowings outstanding under AmeriGas OLP’s Revolving Credit Facility at September 30, 2008 or 2007. Issued and outstanding letters of credit, which reduce available borrowings under the Revolving Credit Facility, totaled $42,874 and $58,034 at September 30, 2008 and 2007, respectively.
The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75,000 to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. The Acquisition Facility operates as a revolving facility through October 15, 2011, at which time amounts then outstanding will be immediately due and payable. There were no amounts outstanding under the Acquisition Facility at September 30, 2008 and 2007.
The Revolving Credit Facility and the Acquisition Facility permit AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate (5.00% at September 30, 2008), or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. The margin on Eurodollar Rate borrowings (which ranges from 1.00% to 1.75%) and the Credit Agreement facility fee rate (which ranges from 0.25% to 0.375%) are dependent upon AmeriGas OLP’s ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the Credit Agreement.
In October 2008, UGI agreed to provide guarantees of up to $50,000 to AmeriGas OLP for propane suppliers through September 30, 2009. In addition, on November 14, 2008, AmeriGas OLP entered into a revolving credit agreement with two major banks (“Supplemental Credit Agreement”). The Supplemental Credit Agreement expires on May 14, 2009, and permits AmeriGas OLP to borrow up to $50,000 for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the Supplemental Credit Agreement has restrictive covenants substantially similar to the existing AmeriGas Credit Agreement.
AmeriGas OLP Term Loan. In April 2005, AmeriGas OLP entered into a $35,000 variable-rate term loan due October 1, 2006 (“AmeriGas OLP Term Loan”), which bore interest plus margin at the same rates as the Credit Agreement. Proceeds from the AmeriGas OLP Term Loan were used to repay a portion of the $53,750 maturing AmeriGas OLP First Mortgage Notes. As previously mentioned, the Partnership used a portion of the proceeds from the issuance of the 7.125% Senior Notes due 2016 to repay the AmeriGas OLP Term Loan in January 2006.
Restrictive Covenants. The 7.25% and 7.125% Senior Notes of AmeriGas Partners restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets. Under the 7.25% and 7.125% Senior Notes indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. These conditions include:
1.	no event of default exists or would exist upon making such distributions and

2.	the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75-to-1.
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $24,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2008, The Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.

The credit agreements and the First Mortgage Notes restrict the incurrence of additional indebtedness and also restrict certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The credit agreements and First Mortgage Notes require that AmeriGas OLP maintain a maximum ratio of total indebtedness, as defined, to EBITDA, as defined (calculated on a rolling four-quarter basis or eight- quarter basis divided by two), to be less than or equal to 4.0-to-1 with respect to the Credit Agreement and 5.25-to-1 with respect to the First Mortgage Notes. In addition, the credit agreements require that AmeriGas OLP maintain a ratio of EBITDA to interest expense, as defined, of at least 3.0-to-1 on a rolling four-quarter basis, and a minimum EBITDA. Generally, as long as no default exists or would result, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
At September 30, 2008, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, the applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $900,000.
Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $7,089 in Fiscal 2008, $7,039 in Fiscal 2007 and $5,813 in Fiscal 2006.
The General Partner sponsors a supplemental executive retirement plan, which is a non-qualified deferred compensation plan for executives. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation below the Internal Revenue Code compensation limits and 10% of compensation in excess of such limit. Costs associated with this plan were not material in Fiscal 2008, Fiscal 2007, and Fiscal 2006.
Note 8 — Inventories
Inventories comprise the following at September 30:

	2008	2007
Propane gas	$121,365	$103,587
Materials, supplies and other	19,296	16,186
Appliances for sale	3,545	5,067

Total inventories	$144,206	$124,840

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual review and call for payment based on either market prices at date of delivery or fixed prices.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2008	2007
Land	$66,153	$66,391
Buildings and improvements	91,760	89,878
Transportation equipment	68,254	68,005
Storage facilities	118,650	109,934
Equipment, primarily cylinders and tanks	992,532	958,917
Other	22,582	19,934

Gross property, plant and equipment	1,359,931	1,313,059
Less accumulated depreciation and amortization	(743,097)	(679,081)

Net property, plant and equipment	$616,834	$633,978

Note 10 — Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units. In September 2007, in conjunction with a propane business acquisition, the Partnership issued 166,205 Common Units to the General Partner having a fair value of $34.28 per Common Unit (see Note 12).
Under the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”), the General Partner may award to key employees the right to receive a total of 500,000 AmeriGas Partners Common Units (comprising AmeriGas Performance Units), or cash equivalent to the fair market value of such Common Units. In addition, the 2000 Propane Plan authorizes the crediting of Common Unit distribution equivalents to participants’ accounts. AmeriGas Performance Unit grant recipients are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target amount based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a peer group. Grantees of AmeriGas Performance Units will not receive any award if AmeriGas Partners’ TUR is below the 40th percentile of the peer group, at the 40th percentile, the employee will be paid an award equal to 50% of the target award; and at the 100th percentile will receive 200% of the target award. The actual amount of the award is interpolated between these percentile rankings. Any distribution equivalents earned are paid in cash. Except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
Under SFAS 123R, AmeriGas Performance Units are equity awards with a market-based condition, which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units awarded after Fiscal 2005 are estimated using a Monte Carlo valuation model. The fair value associated with the target award and the award above the target, if any, which will be paid in AmeriGas Units, is accounted for as equity and the fair value of all distribution equivalents, which will be paid in cash, is accounted for as a liability. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. Expected volatility is based upon the historical volatility of AmeriGas Partners Common Units over a three-year period. The risk-free interest rate is based on rates on U.S Treasury bonds at the time of grant. Volatility for all comparator entities in the peer group is based on historical volatility.

The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2008	2007	2006
Risk-free rate	3.1%	4.7%	5.2%
Expected life	3 years	3 years	3 years
Expected volatility	17.7%	17.6%	18.1%
Dividend yield	6.8%	7.1%	7.7%
We also have a nonexecutive AmeriGas Partners Common Unit plan under which the General Partner may grant awards of up to a total of 200,000 Common Units (comprising AmeriGas Units) to key employees who do not participate in the 2000 Propane Plan. Generally, awards under the nonexecutive plan vest at the end of a three-year period and are paid in Common Units and cash. The General Partner granted awards under the 2000 Propane Plan and the nonexecutive plan representing 40,050, 49,650, and 38,350 Common Units in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, having weighted-average grant date fair values per Common Unit of $37.91, $33.63, and $29.62, respectively. At September 30, 2008 and 2007, awards representing 126,100 and 119,317 Common Units, respectively, were outstanding. At September 30, 2008, 281,586 and 138,800 Common Units were available for future grants under the 2000 Propane Plan and the nonexecutive plan, respectively.
The following table summarizes AmeriGas Unit and AmeriGas Performance Unit award activity for Fiscal 2008:

	Total		Vested		Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Common	Fair Value	Common	Fair Value	Common	Fair Value
	Units	(per Unit)	Units	(per Unit)	Units	(per Unit)
September 30, 2007	119,317	$30.63	12,583	$29.87	106,734	$30.72
Granted	40,050	$37.91	—	$—	40,050	$37.91
Forfeited	(750)	$32.54	—	$—	(750)	$32.54
Vested	—	$—	59,900	$31.10	(59,900)	$31.10
Units paid	(32,517)	$29.49	(32,517)	$29.49	—	$—

September 30, 2008	126,100	$33.44	39,966	$32.03	86,134	$34.10

During Fiscal 2008, the Partnership paid 32,517 AmeriGas Partners Common Units, comprising Common Units and $809 in cash, associated with 39,767 awards granted in Fiscal 2005. During Fiscal 2007, the Partnership paid 38,736 AmeriGas Partners Common Units, comprising Common Units and $600 in cash, associated with 51,200 awards granted in Fiscal 2004. During Fiscal 2006, the Partnership paid 6,750 AmeriGas Partners Common Units, comprising Common Units and $73 in cash, associated with 43,500 awards granted in Fiscal 2003.
As of September 30, 2008, there was $751 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2008, there was a total of approximately $1,704 of unrecognized compensation cost associated with 126,100 Common Unit awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of Common Units that vested during Fiscal 2008, Fiscal 2007, and Fiscal 2006 was $2,087, $1,213 and $646, respectively. As of September 30, 2008 and 2007, total liabilities of $1,023 and $1,769 associated with Common Unit awards are reflected in “Other current liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit awards paid out in AmeriGas Partners Common Units.

Note 11 — Commitments and Contingencies
We lease various buildings and other facilities and transportation, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $55,825 in Fiscal 2008, $56,342 in Fiscal 2007 and $53,085 in Fiscal 2006.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2009	$45,417
2010	38,818
2011	32,691
2012	26,712
2013	21,373
Thereafter	56,985

Total minimum operating lease payments	$221,996

The Partnership enters into fixed price contracts with suppliers to purchase a portion of its propane supply requirements. These contracts generally have terms of less than one year. As of September 30, 2008, contractual obligations under these contracts totaled $36,451.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual review and call for payment based on either market prices at the date of delivery or fixed prices.
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At September 30, 2008, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself. We believe that liability under such indemnity agreement is remote.

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
In 2005, the Swigers filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In the Harrison County lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Swigers have also requested that the Court rule that insurance coverage exists under the policies issued by the defendant insurance companies for damages sustained by the members of the class in the Monongalia County lawsuit. The Circuit Court of Harrison County has not certified the class in the Harrison County lawsuit at this time and, in October 2008, stayed that lawsuit pending resolution of the class action lawsuit in Monongalia County. We believe we have good defenses to the claims in both actions.
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The General Partner is researching the history of the site and is investigating DEC’s findings. The General Partner has reviewed the preliminary site characterization study prepared by the DEC and is in the early stages of investigating the extent of contamination and the possible existence of other potentially responsible parties. Due to the early stage of such investigation, the amount of expected clean up costs cannot be reasonably estimated. When such expected clean up costs can be reasonably estimated, it is possible that the amount could be material to the Partnership’s results of operations.
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

Note 12 — Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $345,460 in Fiscal 2008, $333,565 in Fiscal 2007 and $313,553 in Fiscal 2006 include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers the Partnership’s relative percentage of such items to the total of such items for UGI’s other operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $11,197 in Fiscal 2008, $10,820 in Fiscal 2007 and $10,350 in Fiscal 2006. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $2,328 in Fiscal 2008, $2,532 in Fiscal 2007 and $2,682 in Fiscal 2006.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI, pursuant to a Product Sales Agreement whereby Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for an initial term of five years with an option to extend the agreement for up to an additional five years. The price to be paid for product purchased under the agreement will be determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the Atlantic Energy terminal. Purchases of propane by AmeriGas OLP from Energy Services totaled $47,307, $34,654 and $37,720 during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Amounts due to Energy Services at September 30, 2008 and 2007 totaled $1,309 and $3,507, respectively, which are included in accounts payable — related parties in our Consolidated Balance Sheets.
During Fiscal 2007, the General Partner contributed to the Partnership the net assets of All Star Gas Corporation, a Missouri corporation that was acquired by the General Partner in August 2007. In consideration for the retention of certain income tax liabilities relating to All Star Gas Corporation, the Partnership issued 166,205 Common Units to the General Partner having a fair value of $5,698 ($34.28 per Common Unit).
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material in Fiscal 2008, Fiscal 2007 or Fiscal 2006.

Note 13 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2008	2007
Property and casualty liability	$27,831	$17,923
Taxes other than income taxes	6,411	6,718
Propane exchange liability	12,583	11,950
Deferred tank fee revenue	12,470	11,753
Other	9,347	7,813

Total other current liabilities	$68,642	$56,157

Note 14 — Financial Instruments
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
Certain of the Partnership’s over-the-counter derivative financial instruments have bilateral collateral provisions which require the transfer of cash collateral when the value of the derivative instruments reach certain threshold amounts. Although commodity propane prices increased through much of Fiscal 2008, a precipitous decline in prices in late Fiscal 2008 which continued into Fiscal 2009 has resulted in greater cash needed by the Partnership to fund counterparty collateral requirements. These collateral requirements are associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating-season months of October to March. At September 30, 2008, the Partnership had made collateral deposits of $17,830 with counterparties. At November 20, 2008, such collateral deposits totaled $144,493.
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
During Fiscal 2008 and Fiscal 2007, there were no net losses recognized in earnings representing cash flow ineffectiveness. During Fiscal 2006, the net loss recognized in earnings representing cash flow hedge ineffectiveness was $445. Gains and losses included in accumulated other comprehensive income at September 30, 2008 relating to cash flow hedges will be reclassified into (1) cost of sales when the forecasted purchase of propane subject to the hedges impacts net income and (2) interest expense when interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. Included in accumulated other comprehensive income at September 30, 2008 are net losses of approximately $5,719 from IRPAs associated with forecasted issuances of debt generally anticipated to occur during Fiscal 2009 and 2010. The amount of net loss that is expected to be reclassified into net income during the next twelve months is not material. The remaining net loss on derivative instruments included in accumulated other comprehensive income at September 30, 2008 of $53,486 is principally associated with future purchases of propane generally anticipated to occur during the next twelve months. The actual amount of gains or losses on unsettled derivative instruments that ultimately is reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in “Derivative financial instruments”, “Other assets” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amounts and estimated fair values of our remaining financial instrument assets and (liabilities) at September 30 (including unsettled derivative instruments) are as follows:

	Asset (Liability)
	Carrying	Estimated
	Amount	Fair Value
2008:
Propane swap and option contracts	$(54,018)	$(54,018)
Interest rate protection agreements	(5,778)	(5,778)
Long-term debt	(933,390)	(863,550)

2007:
Propane swap and option contracts	$18,290	$18,290
Interest rate protection agreements	583	583
Long-term debt	(933,042)	(923,505)
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
Note 15 — Other Income, Net
Other income, net, comprises the following:

	2008	2007	2006
Gain on sales of fixed assets	$1,698	$862	$2,801
Finance charges	11,822	10,208	8,371
Other	5,335	6,502	5,127

Total other income, net	$18,855	$17,572	$16,299

Note 16 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,		September 30,
	2007	2006	2008	2007	2008	2007	2008	2007(a)
Revenues	$748,168	$616,591	$1,006,656	$809,808	$535,129	$433,917	$525,236	$417,059
Operating income (loss)	$73,958	$75,260	$153,287	$139,260	$9,585	$12,035	$(1,966)	$39,175
Net income (loss)	$54,305	$55,640	$132,950	$119,886	$(8,788)	$(5,712)	$(20,448)	$20,970
Income (loss) per limited partner unit -basic and diluted (b)	$0.87	$0.88	$1.58	$1.47	$(0.16)	$(0.10)	$(0.36)	$0.30

(a)	Includes a gain on sale of the Partnership’s 3.5 million barrel storage facility which increased net income by $45,651 or $0.79 per limited partner unit.

(b)
Theoretical distributions of net income in accordance with EITF 03-6 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing quarterly earnings per limited partner unit for the quarters ended December 31 and March 31 as follows:

	December 31,		March 31,
Quarter ended:	2007	2006	2008	2007
Decrease in income per limited partner unit	$(0.07)	$(0.09)	$(0.73)	$(0.62)
Note 17 — Subsequent Events
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a subsidiary of UGI Central Penn Gas, Inc, for $32,000 cash plus estimated working capital of $1,621. CPP sells propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from borrowings under its Credit Agreement.
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43,000 in cash. We expect to record a pre-tax gain of approximately $40,000 associated with this transaction during our first quarter of Fiscal 2009.

Report of Independent Registered Public Accounting Firm
To the Partners of AmeriGas Partners, L.P. and the Board of Directors of AmeriGas Propane, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 21, 2008

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
Internal control over financial reporting refers to the process designed under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes policies and procedures that, among other things, provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded to permit the preparation of reliable financial information. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Partnership maintained effective internal control over financial reporting as of September 30, 2008, based on the COSO Framework.

Eugene V. N. Bissell
Chief Executive Officer

Jerry E. Sheridan
Chief Financial Officer

William J. Stanczak
Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2008	2007

ASSETS

Current assets:

Cash	$959	$180

Total current assets	959	180

Investment in AmeriGas Propane, L.P.	1,043,285	1,107,649
Other assets	8,207	9,474

Total assets	$1,052,451	$1,117,303

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:

Accounts payable and other liabilities	$4,812	$5,764
Accrued interest	20,496	20,496

Total current liabilities	25,308	26,260

Long-term debt	779,768	779,815

Commitments and contingencies

Partners’ capital:
Common unitholders	308,186	293,245
General partner	3,094	2,952
Accumulated other comprehensive (loss) income	(63,905)	15,031

Total partners’ capital	247,375	311,228

Total liabilities and partners’ capital	$1,052,451	$1,117,303

Commitments and Contingencies:
The only scheduled principal repayment of long-term debt during the next five fiscal years ending September 30 is $14,640 due May 2011.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2008	2007	2006

Operating (income) expenses, net	$(49)	$78	$151
Loss on extinguishments of debt	—	—	(2,702)
Interest expense	(58,003)	(58,006)	(51,648)

Loss before income taxes	(58,052)	(57,928)	(54,199)
Income tax expense	3	30	40

Loss before equity in income of AmeriGas Propane, L.P.	(58,055)	(57,958)	(54,239)

Equity in income of AmeriGas Propane, L.P.	216,074	248,742	145,397

Net income	$158,019	$190,784	$91,158

General partner’s interest in net income	$2,278	$5,600	$912

Limited partners’ interest in net income	$155,741	$185,184	$90,246

Income per limited partner unit — basic and diluted:	$2.70	$3.15	$1.59

Average limited partner units outstanding — basic (thousands)	57,005	56,826	56,797

Average limited partner units outstanding — diluted (thousands)	57,044	56,862	56,835

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2008	2007 (b)	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$144,664	$152,752	$121,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to AmeriGas Propane, L.P.	—	(264)	(282,207)

Net cash used by investing activities	0	(264)	(282,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(144,659)	(154,672)	(130,805)
Issuance of long-term debt	—	—	343,875
Repayments of long-term debt	—	—	(60,000)
Proceeds from issuance of Common Units	766	814	146
Capital contribution from General Partner	8	66	1

Net cash (used) provided by financing activities	(143,885)	(153,792)	153,217

Increase (decrease) in cash and cash equivalents	$779	$(1,304)	$(7,322)

CASH AND CASH EQUIVALENTS:
End of year	$959	$180	$1,484
Beginning of year	180	1,484	8,806

Increase (decrease)	$779	$(1,304)	$(7,322)

(a)	Includes distributions received from AmeriGas Propane, L.P. of $200,983, $210,996 and $171,510 for the years ended September 30, 2008, 2007 and 2006, respectively.

(b)
During the year ended September 30, 2007, the Partnership issued Common Units to the General Partner having a fair value of $34.28 per Common Unit in consideration for the retention of certain income tax liabilities relating to the acquisition of All Star Gas Corporation.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2008

Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$15,149	$15,852	$(10,786	)(1)	$20,215

Other reserves:
Property and casualty liability	$57,714	$31,498	$(18,040	)(2)	$71,172	(5)

Environmental, litigation and other	$12,056	$4,559	$(2,280	)(2)	$14,481

			146	(3)

Year Ended September 30, 2007

Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$14,460	$9,544	$(10,131	)(1)	$15,149

			1,276	(4)

Other reserves:
Property and casualty liability	$58,550	$10,987	$(11,823	)(2)	$57,714	(5)

Environmental, litigation and other	$12,680	$90	$(685	)(2)	$12,056

			(29	)(3)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2006

Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$13,143	$10,768	$(9,451	)(1)	$14,460

Other reserves:
Property and casualty liability	$60,620	$11,856	$(13,926	)(2)	$58,550	(5)

Environmental, litigation and other	$8,303	$5,140	$(528	)(2)	$12,680

			(235	)(3)

(1)	Uncollectible accounts written off, net of recoveries

(2)	Payments, net of any refunds

(3)	Other adjustments, primarily reclassifications

(4)	Acquisitions

(5)	At September 30, 2008, 2007 and 2006, the Partnership had insurance indemnification receivables associated with its property and casualty liabilities totaling $17,926, $0, and $246, respectively.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004, and Amendment No. 1 effective October 15, 2007 thereto

10.4	AmeriGas Propane, Inc. Executive Employee Severance Plan, in effect January 1, 2008

10.6	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees effective July 1, 2000 and Amended as of January 1, 2005

10.7	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005

10.44	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99	UGI Corporation Incentive Stock Award Information