Form 10-Q
period 2008-12-31
AMERIGAS PARTNERS LP
filed 2009-02-09
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2009, there were 57,046,388 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

-i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31,	September 30,	December 31,
	2008	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$42,032	$10,909	$14,158
Accounts receivable (less allowances for doubtful accounts of $24,610, $20,215 and $15,591, respectively)	267,057	218,411	322,419
Accounts receivable — related parties	4,888	5,130	4,237
Inventories	105,646	144,206	155,243
Derivative financial instruments	600	13	36,249
Collateral deposits	131,784	17,830	—
Prepaid expenses and other current assets	15,856	28,597	8,570

Total current assets	567,863	425,096	540,876

Property, plant and equipment (less accumulated depreciation and amortization of $752,464, $743,097 and $695,085, respectively)	622,639	616,834	630,269
Goodwill	660,597	640,843	639,350
Intangible assets (less accumulated amortization of $21,350, $20,033 and $30,417, respectively)	31,433	27,579	28,646
Other assets	14,476	14,721	16,496

Total assets	$1,897,008	$1,725,073	$1,855,637

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$71,249	$71,466	$1,660
Bank loans	146,000	—	67,000
Accounts payable — trade	179,066	172,800	259,095
Accounts payable — related parties	1,830	2,017	3,881
Employee compensation and benefits accrued	22,987	31,408	18,893
Interest accrued	12,259	23,490	12,623
Customer deposits and advances	83,148	106,946	82,566
Derivative financial instruments	158,369	55,792	—
Other current liabilities	51,240	68,642	52,420

Total current liabilities	726,148	532,561	498,138

Long-term debt	861,756	861,924	930,889
Other noncurrent liabilities	89,047	72,490	67,197

Commitments and contingencies (note 1)
Minority interests	10,225	10,723	11,642
Partners’ capital	209,832	247,375	347,771

Total liabilities and partners’ capital	$1,897,008	$1,725,073	$1,855,637

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended
	December 31,
	2008	2007

Revenues:
Propane	$678,628	$699,669
Other	48,436	48,499

	727,064	748,168

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	428,469	487,865
Cost of sales — other (excluding depreciation shown below)	17,069	18,482
Operating and administrative expenses	159,985	152,884
Depreciation and amortization	20,743	19,824
Gain on sale of California storage facility	(39,887)	—
Other income, net	(4,081)	(4,845)

	582,298	674,210

Operating income	144,766	73,958
Interest expense	(18,725)	(18,230)

Income before income taxes and minority interests	126,041	55,728
Income taxes	(637)	(693)
Minority interests	(1,441)	(730)

Net income	$123,963	$54,305

General partner’s interest in net income	$1,545	$587

Limited partners’ interest in net income	$122,418	$53,718

Income per limited partner unit — basic and diluted (note 1)	$1.50	$0.87

Average limited partner units outstanding (thousands):
Basic	57,014	56,993

Diluted	57,062	57,036

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,963	$54,305
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,743	19,824
Provision for uncollectible accounts	8,589	3,394
Gain on sale of California LPG storage facility	(39,887)	—
Net change in settled accumulated other comprehensive income	(11,408)	2,439
Other, net	(149)	(1,536)
Net change in:
Accounts receivable	(56,193)	(142,328)
Inventories	39,663	(30,403)
Accounts payable	5,342	96,296
Collateral deposits	(113,954)	—
Other current assets	12,740	1,554
Other current liabilities	(57,449)	(41,801)

Net cash used by operating activities	(68,000)	(38,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(19,139)	(18,183)
Proceeds from disposals of assets	1,605	4,435
Net proceeds from sale of California LPG storage facility	42,426	—
Acquisitions of businesses, net of cash acquired	(33,784)	1,157

Net cash used by investing activities	(8,892)	(12,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(37,166)	(35,161)
Minority interest activity	(667)	(647)
Increase in bank loans	146,000	67,000
Repayment of long-term debt	(271)	(385)
Proceeds from issuance of Common Units	118	162
Capital contributions from General Partner	1	2

Net cash provided by financing activities	108,015	30,971

Cash and cash equivalents increase (decrease)	$31,123	$(19,876)

CASH AND CASH EQUIVALENTS:
End of period	$42,032	$14,158
Beginning of period	10,909	34,034

Increase (decrease)	$31,123	$(19,876)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of	Common	General	comprehensive	partners’
	Common Units	unitholders	partner	income (loss)	capital
Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375
Net income		122,418	1,545		123,963
Net losses on derivative instruments				(179,913)	(179,913)
Reclassification of net losses on derivative instruments				55,337	55,337

Comprehensive loss		122,418	1,545	(124,576)	(613)
Distributions		(36,489)	(677)		(37,166)
Unit-based compensation expense		117	—		117
Common Units issued in connection with incentive compensation plans	4,000	118	1		119

Balance December 31, 2008	57,013,951	$394,350	$3,963	$(188,481)	$209,832

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2008 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2008. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Net Income Per Unit. Income per limited partner unit is computed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Due to the seasonality of the propane business, EITF 03-6 will typically impact net income per limited partner unit for our first three fiscal quarters. Theoretical distributions of net income in accordance with EITF 03-6 for the three months ended December 31, 2008 and 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.65 and $0.07, respectively.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income (Loss). The following table presents the components of comprehensive income (loss) for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,
	2008	2007
Net income	$123,963	$54,305
Other comprehensive (loss) income	(124,576)	17,105

Comprehensive (loss) income	$(613)	$71,410

Other comprehensive (loss) income is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements, net of reclassifications of net gains and losses to net income. The significant increase in other comprehensive loss for the three months ended December 31, 2008 reflects the effect of a significant decrease in wholesale propane prices on the fair values of propane commodity derivative instruments.
Reclassifications. We have reclassified certain prior-year balances to conform to the current-period presentation.

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
Newly Adopted Accounting Standards. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two FASB Staff Positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended by FSP SFAS 157-1 and FSP SFAS 157-2, applies to new fair value measurements for the Partnership as follows: effective October 1, 2008 (Fiscal 2009) the standard applies to our measurements of fair values of financial instruments and recurring fair value measurement of non-financial assets and liabilities; on October 1, 2009 (Fiscal 2010), the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to non-financial assets acquired and liabilities assumed that are initially measured at fair value in a business combination but that are not subject to remeasurement at fair value in subsequent periods. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 to financial assets in a market that is not active. FSP 157-3 allows for the use of unobservable inputs in determining the fair value of a financial asset when relevant observable inputs do not exist or when observable inputs require significant adjustment based on unobservable data. FSP 157-3 did not have an impact on our results of operations or financial condition. See Note 5 for further information on fair value measurements in accordance with SFAS 157.
Effective October 1, 2008, we adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. We have elected to continue our policy of reflecting derivative asset or liability positions, as well as cash collateral, on a gross basis in our Condensed Consolidated Balance Sheets. Accordingly, the adoption of FSP 39-1 did not impact our financial statements.
Also effective October 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, we may elect to report individual financial instruments and certain items at fair value with changes in fair value reported in earnings. Once made, this election is irrevocable for those items. The adoption of SFAS 159 did not impact our financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Recently Issued Accounting Standards Not Yet Adopted. In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.
In March 2008, the FASB ratified the consensus reached in EITF 07-4, “Application of the Two-Class Method under FAS 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 addresses the application of the two-class method for master limited partnerships when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. EITF 07-4 states that when earnings exceed distributions, the computation of earnings per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to incentive distribution rights holders would need to be determined for each reporting period. If distributions are contractually limited to the holder of the incentive distribution rights holders’ share of currently designated available cash as defined in the partnership agreement, undistributed earnings in excess of available cash should not be allocated with respect to the incentive distribution rights. EITF 07-4 is effective for fiscal years that begin after December 15, 2008 (Fiscal 2010), and would be accounted for as a change in accounting principle and applied retrospectively. Early adoption of EITF 07-4 is not permitted. We are currently evaluating the impact of EITF 07-4 on our income (loss) per limited partner unit calculation.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures of the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (second quarter of Fiscal 2009). We are currently evaluating the impact of the provisions of SFAS 161 on our future disclosures.

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
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for us on October 1, 2009 (Fiscal 2010). This standard will significantly change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($10,225, $10,723 and $11,642 at December 31, 2008, September 30, 2008 and December 31, 2007, respectively) will be classified as partners’ capital, a change from its current classification as minority interests between liabilities and partners’ capital. Earnings attributable to minority interests ($1,441 and $730 in the three months ended December 31, 2008 and 2007, respectively) will be included in net income although such income, in accordance with EITF 03-06 or EITF 07-04, when adopted, will continue to be deducted to measure income per limited partner unit. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.
2.	Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $90,750 and $89,285 during the three months ended December 31, 2008 and 2007, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers the Partnership’s relative percentage of such items to the total of such items for all UGI’s operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $2,249 and $1,351 during the three months ended December 31, 2008 and 2007, respectively. In addition, UGI and certain of its subsidiaries provide office space, medical stop loss coverage and automobile liability insurance to the Partnership. These costs totaled $813 and $511 during the three months ended December 31, 2008 and 2007, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $5,874 and $13,341 during the three months ended December 31, 2008 and 2007, respectively. Amounts due to Energy Services totaled $1,081, $1,309 and $3,751 at December 31, 2008, September 30, 2008 and December 31, 2007, respectively, and are reflected in accounts payable – related parties in the Condensed Consolidated Balance Sheets.
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a second-tier subsidiary of UGI Utilities, Inc, for $32,000 cash plus estimated working capital of $1,621. UGI Utilities, Inc is a wholly owned subsidiary of UGI. CPP sold propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from borrowings under its Credit Agreement.
3.	Commitments and Contingencies
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
after the 1999 Acquisition (“National Claims”). At December 31, 2008, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself. We believe that liability under such indemnity agreement is remote.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC and the possible existence of other potentially responsible parties. Because of the preliminary nature of available environmental information, the amount of expected clean up costs cannot be reasonably estimated. When such expected clean up costs can be reasonably estimated, it is possible that the amount could be material to the Partnership’s results of operations.
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
4.	Partnership Sale of Propane Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for net cash of $42,426. During the three months ended December 31, 2008, we recorded a pre-tax gain of $39,887 associated with this transaction, which increased net income by $39,485.
5.	Fair Value Measurement
As described in Note 1, the Partnership adopted SFAS 157 effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that the fair value should be based upon assumptions that market participants would use when pricing an asset or

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS 157 requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to certain assets and liabilities principally comprising commodity and interest rate derivative instruments. We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.
In accordance with SFAS 157, we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is based upon actively-quoted market prices, if available. In the absence of actively-quoted market prices, we seek price information from external sources, including counterparty quotes and prices for similar instruments in active markets. If pricing information from external sources is not available, or if we believe that observable pricing is not indicative of fair value, judgment is required to develop estimates of fair value.
For derivative contracts where observable pricing information is not available from external sources for the specific commodity or location, we may determine fair value using a different commodity or delivery location and adjust such prices using spread approximation models, or we may use recent market price indicators and adjust such prices using historical price movements.
We also use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. The partnership did not have any derivative financial instruments categorized as Level 1 at December 31, 2008.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivative financial instruments such as over-the-counter commodity price swaps and interest rate protection agreements.

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The partnership did not have any derivative financial instruments categorized as Level 3 at December 31, 2008.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.
SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and non-current portions as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$—	$623	$—	$623
Liabilities	—	(174,860)	—	(174,860)
6.	Supplemental Credit Agreement
As a result of greater cash needed to fund counterparty collateral requirements resulting from rapid and precipitous declines in propane commodity prices during the three months ended December 31, 2008, on November 14, 2008, AmeriGas OLP entered into a revolving credit agreement with two major banks (“Supplemental Credit Agreement”). The Supplemental Credit Agreement expires on May 14, 2009 and permits AmeriGas OLP to borrow up to $50,000 for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the Supplemental Credit Agreement has restrictive covenants similar to AmeriGas OLP’s existing credit agreement.

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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended December 31, 2008 (“2008 three-month period”) with the three months ended December 31, 2007 (“2007 three-month period”).
Executive Overview
Our net income for the 2008 three-month period increased to $124.0 million from $54.3 million in the prior-year three-month period. The 2008 three-month period net income includes a $39.5 million gain on the sale of our California storage facility in November 2008. Additionally, our results reflect the beneficial impact of weather that was 6.9% colder than the 2007 three-month period and unusually high retail unit margins resulting from a rapid and sharp decline in propane product costs during the 2008 three-month period. We presently expect unit margins to return to more normal levels over the course of Fiscal 2009. Wholesale propane commodity prices declined more than 50% from the beginning to the end of the 2008 three-month period compared with wholesale propane commodity prices that increased nearly 20% from the beginning to the end of the prior-year period. Retail volumes were about equal to the prior year as the effects of the colder weather and the benefits from the acquisition of the assets of Penn Fuel Propane, LLC (“Penn Fuels Acquisition”) were offset by continued customer conservation and the adverse effects of the significant deterioration in general economic activity which has occurred over the last year. Operating expenses were slightly higher than the prior year reflecting greater bad debt expense, higher general insurance expense and incremental expenses associated with the Penn Fuels Acquisition.
2008 three-month period compared with 2007 three-month period

			Increase
Three Months Ended December 31,	2008	2007	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	278.2	279.1	(0.9)	(0.3)%
Wholesale	41.4	32.3	9.1	28.2%

	319.6	311.4	8.2	2.6%

Revenues:
Retail propane	$634.9	$647.7	$(12.8)	(2.0)%
Wholesale propane	43.7	52.0	(8.3)	(15.9)%
Other	48.5	48.5	—	0.0%

	$727.1	$748.2	$(21.1)	(2.8)%

Total margin (a)	$281.5	$241.8	$39.7	16.4%
EBITDA (b)	$164.1	$93.1	$71.0	76.3%
Operating income	$144.8	$74.0	$70.8	95.7%
Net income	$124.0	$54.3	$69.7	128.4%
Heating degree days — % warmer than normal (c)	0.8%	7.2%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

AMERIGAS PARTNERS, L.P.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	December 31,
	2008	2007

Net income	$124.0	$54.3
Income tax expense	0.7	0.7
Interest expense	18.7	18.2
Depreciation	19.4	18.7
Amortization	1.3	1.2

EBITDA	$164.1	$93.1

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Based upon heating degree-day data, average temperatures in our service territories were 0.8% warmer than normal during the 2008 three-month period compared with temperatures in the prior-year period that were 7.2% warmer than normal. Notwithstanding the colder 2008 three-month period weather and the benefit of the Penn Fuels Acquisition on October 1, 2008, retail gallons sold were about equal to the prior-year period reflecting, among other things, continued customer conservation and the adverse effects of the significant deterioration in general economic activity which has occurred over the last year.
Retail propane revenues declined $12.8 million during the 2008 three-month period reflecting a $10.7 million decrease due to lower average selling prices and a $2.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $8.3 million reflecting a $23.0 million decrease from lower wholesale selling prices partially offset by a $14.7 million increase from higher wholesale volumes sold. From the beginning to the end of the 2008 three-month period, wholesale propane commodity prices at Mont Belvieu, Texas declined more than 50% compared with a nearly 20% increase in commodity prices during the 2007 three-month period. Total cost of sales decreased $60.8 million to $445.5 million principally reflecting the effects of the lower propane product costs.

AMERIGAS PARTNERS, L.P.
Total margin was $39.7 million greater in the 2008 three-month period reflecting the beneficial impact of unusually high retail unit margins resulting from a rapid and sharp decline in propane product costs during the 2008 three-month period. We presently expect unit margins to return to more normal levels over the course of Fiscal 2009.
EBITDA during the 2008 three-month period was $164.1 million compared with EBITDA of $93.1 million in the 2007 three-month period. The 2008 three-month period EBITDA includes a $39.9 million pre-tax gain from the sale of the Partnership’s California LPG storage facility. In addition to the gain from the sale of the California storage facility, the 2008 three-month period EBITDA reflects the previously mentioned $39.7 million increase in total margin partially offset by slightly higher operating and administrative expenses. Operating and administrative expenses increased due in large part to higher bad debt expense, greater general insurance expenses and incremental expenses from the Penn Fuels Acquisition partially offset by, among other things, lower vehicle fuel expenses.
Operating income increased $70.8 million reflecting the $71.0 million increase in EBITDA and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Net income increased $69.7 million during the 2008 three-month period reflecting the increase in operating income partially offset by a slight increase in interest expense from greater average bank loan borrowings.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s total debt outstanding at December 31, 2008 was $1,079.0 million (including current maturities of long-term debt of $71.2 million). Total debt outstanding at December 31, 2008 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $150.1 million of AmeriGas OLP First Mortgage Notes and $3.1 million of other long-term debt. The Partnership’s total debt outstanding also includes $146 million outstanding under AmeriGas OLP’s Credit Agreement. AmeriGas OLP expects to repay $70 million of long-term debt maturing in March 2009 with proceeds from the issuance of a term loan or through revolver borrowings.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In addition, a rapid and precipitous decline in commodity propane prices in late Fiscal 2008 which continued into Fiscal 2009 resulted in greater cash needed by the Partnership to fund counterparty collateral requirements. These collateral requirements are associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating-season months of October through March. At December 31, 2008, the Partnership had made collateral deposits of $131.8 million associated with these derivative financial instruments.

AMERIGAS PARTNERS, L.P.
In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. In addition, on November 14, 2008, AmeriGas OLP entered into a $50 million revolving credit agreement with two major banks (“Supplemental Credit Agreement”) which expires on May 14, 2009. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas OLP First Mortgage Notes. The Supplemental Credit Agreement permits AmeriGas OLP to borrow up to $50 million for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the Supplemental Credit Agreement has restrictive covenants substantially similar to the Credit Agreement.
There were $146 million of borrowings outstanding under the credit agreements at December 31, 2008 which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $50.0 million at December 31, 2008. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2008 three-month period were $131.8 million and $184.5 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2007 three-month period were $26.5 million and $81.0 million, respectively. At December 31, 2008, the Partnership’s available borrowing capacity under the credit agreements was $54.0 million.
In order to reduce cash collateral payment obligations and to provide the Partnership with greater borrowing flexibility and a more cost effective use of its credit agreements, UGI agreed to provide guarantees of up to $50 million to AmeriGas OLP’s propane suppliers through September 30, 2009. At December 31, 2008, the Partnership had $25 million of unused UGI guarantees.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP’s Credit Agreement and the Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments, including current maturities of long-term debt, and projected cash needs during Fiscal 2009.
During the three months ended December 31, 2008 the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.64 per Common Unit for the quarter ended September 30, 2008. The quarterly distribution of $0.64 per limited partner unit for the quarter ended December 31, 2008 will be paid on February 18, 2009 to holders of record on February 10, 2009. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

AMERIGAS PARTNERS, L.P.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital is generally greatest. The Partnership may use its Credit Agreement and, in Fiscal 2009, its Supplemental Credit Agreement to satisfy its seasonal operating cash flow needs. Cash flow used by operating activities was $68.0 million in the 2008 three-month period compared to $38.3 million in the 2007 three-month period. Cash flow from operating activities before changes in operating working capital was $101.9 million in the 2008 three-month period compared with $78.4 million in the prior-year period principally reflecting the improved operating results. Cash required to fund changes in operating working capital totaled $169.9 million in the 2008 three-month period compared with $116.7 million in the prior-year period. The greater cash required to fund operating working capital in the current-year period principally reflects $114.0 million of cash required to fund counterparty collateral requirements under product cost management contracts and the impact of the timing of purchases and decrease in current-year period propane product costs on accounts payable. These increases in cash required to fund working capital were partially offset by the amount of cash receipts from customers resulting principally from lower propane prices and the effects of lower wholesale propane product prices on cash used for purchases of propane inventory.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $8.9 million in the 2008 three-month period compared with $12.6 million in the prior-year period. We spent $19.1 million for property, plant and equipment (comprising $8.6 million of maintenance capital expenditures and $10.5 million of growth capital expenditures) in the 2008 three-month period compared with $18.2 million (comprising $7.3 million of maintenance capital expenditures and $10.9 million of growth capital expenditures) in the 2007 three-month period. In November 2008, the Partnership sold its California LPG storage facility for net cash proceeds of $42.4 million. Also during the 2008 three-month period, the Partnership paid total net cash of $33.8 million for acquisitions of retail propane businesses, principally the Penn Fuels Acquisition.
Financing activities. Cash provided by financing activities was $108.0 million in the 2008 three-month period compared with $31.0 million in the prior-year period. Distributions in the 2008 three-month period totaled $37.2 million compared with $35.2 million in the prior-year period principally reflecting a higher per-unit distribution rate. Net cash borrowed under credit agreements totaled $146 million in the 2008 three-month period compared to $67 million in the prior-year period. The higher 2008 three-month period borrowings reflect in large part borrowings to fund the previously mentioned counterparty collateral payments and the Penn Fuels Acquisition.

AMERIGAS PARTNERS, L.P.
Partnership Sale of Propane Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for net cash of $42.4 million. During the three months ended December 31, 2008, we recorded a pre-tax gain of $39.9 million associated with this transaction, which increased net income by $39.5 million.
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
We believe that we have sufficient liquidity in the form of revolving credit facilities, letters of credit and guarantee arrangements to fund our operations including the collateral requirements of our derivative financial instruments and our maturing long-term debt. Additionally, we do not have significant amounts of long-term debt maturing or revolving credit agreements terminating in the next several fiscal years. Accordingly, we do not believe that recent conditions in the credit and capital markets will have a significant impact on our liquidity. Although we believe that recent financial market conditions will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to make a significant acquisition or limit the scope of major capital projects, if access to credit and capital markets is limited, and could adversely affect our results of operations.
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
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. As previously mentioned, precipitous declines in propane commodity prices late in Fiscal 2008 which continued into Fiscal 2009 resulted in greater collateral requirements by our derivative instruments counterparties. In order to minimize our credit risk associated with derivative commodity contracts, we monitor established credit limits with our contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact its cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement and Supplemental Credit Agreement. These agreements have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

AMERIGAS PARTNERS, L.P.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2008. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Asset (Liability)
		Change in
(Millions of dollars)	Fair Value	Fair Value
December 31, 2008:
Propane swap and option contracts	$(149.8)	$(12.3)
Interest rate protection agreements	(24.4)	(2.7)
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

AMERIGAS PARTNERS, L.P.
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit
No.	Exhibit
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
By:	AmeriGas Propane, Inc.,
as General Partner

Date: February 6, 2009	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: February 6, 2009	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.