Form 10-Q
period 2009-03-31
AMERIGAS PARTNERS LP
filed 2009-05-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2009, there were 57,046,388 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2009	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$10,211	$10,909	$20,881
Accounts receivable (less allowances for doubtful accounts of $28,558, $20,215 and $21,565, respectively)	265,711	218,411	356,399
Accounts receivable — related parties	5,814	5,130	4,661
Inventories	92,917	144,206	130,523
Derivative financial instruments	244	13	7,419
Collateral deposits	11,862	17,830	—
Prepaid expenses and other current assets	11,421	28,597	8,388

Total current assets	398,180	425,096	528,271

Property, plant and equipment (less accumulated depreciation and amortization of $769,711, $743,097 and $708,893, respectively)	623,929	616,834	624,243
Goodwill	661,263	640,843	640,108
Intangible assets (less accumulated amortization of $22,658, $20,033 and $31,598, respectively)	30,775	27,579	28,471
Other assets	13,655	14,721	14,770

Total assets	$1,727,802	$1,725,073	$1,835,863

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$1,119	$71,466	$71,682
Bank loans	—	—	56,000
Accounts payable — trade	141,389	172,800	215,099
Accounts payable — related parties	2,735	2,017	4,263
Customer deposits and advances	41,822	106,946	37,006
Derivative financial instruments	61,395	55,792	5,204
Other current liabilities	95,850	123,540	98,281

Total current liabilities	344,310	532,561	487,535

Long-term debt	861,576	861,924	861,264
Other noncurrent liabilities	99,403	72,490	61,515

Commitments and contingencies (note 3)

Minority interests	12,363	10,723	12,412

Partners’ capital	410,150	247,375	413,137

Total liabilities and partners’ capital	$1,727,802	$1,725,073	$1,835,863

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues:
Propane	$780,123	$960,307	$1,458,751	$1,659,976
Other	43,254	46,349	91,690	94,848

	823,377	1,006,656	1,550,441	1,754,824

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	460,189	661,279	888,658	1,149,144
Cost of sales — other (excluding depreciation shown below)	13,737	14,717	30,806	33,199
Operating and administrative expenses	165,118	164,656	325,103	317,540
Depreciation and amortization	20,894	20,022	41,637	39,846
Gain on sale of California storage facility	—	—	(39,887)	—
Other income, net	(4,676)	(7,305)	(8,757)	(12,150)

	655,262	853,369	1,237,560	1,527,579

Operating income	168,115	153,287	312,881	227,245
Interest expense	(17,795)	(18,697)	(36,520)	(36,927)

Income before income taxes and minority interests	150,320	134,590	276,361	190,318
Income taxes	(774)	(84)	(1,411)	(777)
Minority interests	(1,711)	(1,556)	(3,152)	(2,286)

Net income	$147,835	$132,950	$271,798	$187,255

General partner’s interest in net income	$1,783	$1,373	$3,329	$1,960

Limited partners’ interest in net income	$146,052	$131,577	$268,469	$185,295

Income per limited partner unit — basic and diluted (note 1)
Basic	$1.71	$1.58	$3.21	$2.47

Diluted	$1.71	$1.58	$3.21	$2.46

Average limited partner units outstanding (thousands):
Basic	57,046	57,005	57,030	56,999

Diluted	57,081	57,037	57,071	57,036

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$271,798	$187,255
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	41,637	39,846
Provision for uncollectible accounts	12,751	9,280
Gain on sale of California LPG storage facility	(39,887)	—
Net change in settled accumulated other comprehensive income	(7,985)	1,597
Other, net	1,734	(84)
Net change in:
Accounts receivable	(59,480)	(182,343)
Inventories	52,392	(5,580)
Accounts payable	(30,958)	52,682
Collateral deposits	5,968	—
Other current assets	17,175	2,358
Other current liabilities	(89,636)	(76,806)

Net cash provided by operating activities	175,509	28,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(37,894)	(31,276)
Proceeds from disposals of assets	4,161	6,253
Net proceeds from sale of California LPG storage facility	42,426	—
Acquisitions of businesses, net of cash acquired	(38,456)	(774)

Net cash used by investing activities	(29,763)	(25,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(74,353)	(70,332)
Minority interest activity	(1,126)	(1,092)
Increase in bank loans	—	56,000
Repayment of long-term debt	(70,637)	(911)
Proceeds from issuance of Common Units, net of tax withheld	(338)	766
Capital contributions from General Partner	10	8

Net cash used by financing activities	(146,444)	(15,561)

Cash and cash equivalents decrease	$(698)	$(13,153)

CASH AND CASH EQUIVALENTS:
End of period	$10,211	$20,881
Beginning of period	10,909	34,034

Decrease	$(698)	$(13,153)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of	Common	General	comprehensive	partners’
	Common Units	unitholders	partner	income (loss)	capital
Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375
Net income		268,469	3,329		271,798
Net losses on derivative instruments				(182,235)	(182,235)
Reclassification of net losses on derivative instruments				147,098	147,098

Comprehensive income		268,469	3,329	(35,137)	236,661
Distributions		(72,999)	(1,354)		(74,353)
Unit-based compensation expense		795	—		795
Common Units issued in connection with incentive compensation plans, net of tax withheld	36,437	(338)	10		(328)

Balance March 31, 2009	57,046,388	$504,113	$5,079	$(99,042)	$410,150

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
1.	Basis of Presentation
The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as “the Operating Partnerships,” and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.” We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.’s (the “General Partner’s”) 1.01% interest in AmeriGas OLP and an unrelated third party’s approximate 0.1% limited partner interest in Eagle OLP as minority interests in the condensed consolidated financial statements. The General Partner is an indirect wholly owned subsidiary of UGI Corporation (“UGI”).
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
Allocation of Net Income. Net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners (“incentive distributions”), if any, in accordance with the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners as amended by Amendment No. 1. (“Partnership Agreement”)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Net Income Per Unit. Income per limited partner unit is computed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Theoretical distributions of net income in accordance with EITF 03-6 for the three months ended March 31, 2009 and 2008 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.85 and $0.73, respectively. Theoretical distributions of net income in accordance with EITF 03-6 for the six months ended March 31, 2009 and 2008 resulted in an increased allocation of net income to the General Partner in the computation of the income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $1.49 and $0.79, respectively.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$147,835	$132,950	$271,798	$187,255
Other comprehensive income (loss)	89,439	(33,257)	(35,137)	(16,152)

Comprehensive income	$237,274	$99,693	$236,661	$171,103

Other comprehensive income (loss) is principally the result of changes in the fair value of propane commodity derivative instruments and interest rate protection agreements qualifying as cash flow hedges, net of reclassifications of net gains and losses to net income.

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
Newly Adopted Accounting Standards. Effective March 31, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures for all derivative instruments and hedging activity accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 provides greater transparency by requiring disclosure regarding: (1) how and why an entity uses derivatives, (2) how derivatives and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 7 for disclosures required by SFAS 161.
Effective October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSPs”) amending SFAS 157. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 (Fiscal 2010) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of the initial phase of SFAS 157 did not have a material effect on the Partnership’s financial statements and the Partnership does not anticipate that the adoption of the remainder of SFAS 157 will have a material effect on the Partnership’s consolidated financial statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”) which clarifies the application of SFAS 157 to financial assets in a market that is not active. FSP 157-3 did not have an impact on our results of operations or financial condition. See Note 5 for further information on fair value measurements in accordance with SFAS 157.

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
Recently Issued Accounting Standards Not Yet Adopted. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the provisions of FSP 157-4.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1 and 28-1”). FSP 107-1 and 28-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. We are currently evaluating the provisions of FSP 107-1 and 28-1.
Also in April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentations of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the provisions of FSP 115-2 and 124-2.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP 142-3.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for us on October 1, 2009 (Fiscal 2010). This standard will significantly change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($12,363, $10,723 and $12,412 at March 31, 2009, September 30, 2008 and March 31, 2008, respectively) will be classified as partners’ capital, a change from its current classification as minority interests between liabilities and partners’ capital. Earnings attributable to minority interests ($1,711 and $3,152 in the three and six months ended March 31, 2009, respectively, and $1,556 and $2,286 in the three and six months ended March 31, 2008, respectively) will be included in net income although such income, in accordance with EITF 03-06 or EITF 07-04, when adopted, will continue to be deducted to measure income per limited partner unit. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.
2.	Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $98,492 and $189,242 during the three and six months ended March 31, 2009, respectively, and $92,947 and $182,232 during the three and six months ended March 31, 2008, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers the Partnership’s relative percentage of such items to the total of such items for all UGI’s operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $5,324 and $7,573 during the three and six months ended March 31, 2009, respectively, and $5,436 and $6,787 during the three and six months ended March 31, 2008, respectively. In addition, UGI and certain of its subsidiaries provide office space, medical stop loss coverage and automobile liability insurance to the Partnership. These costs totaled $792 and $1,609 during the three and six months ended March 31, 2009, respectively, and $596 and $1,107 during the three and six months ended March 31, 2008, respectively.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by a subsidiary of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $13,507 and $19,381 during the three and six months ended March 31, 2009, respectively, and $21,195 and $34,536 during the three and six months ended March 31, 2008, respectively. Amounts due to Energy Services totaled $1,621, $1,309 and $3,811 at March 31, 2009, September 30, 2008 and March 31, 2008, respectively, and are reflected in accounts payable — related parties in the Condensed Consolidated Balance Sheets.
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a second-tier subsidiary of UGI Utilities, Inc., for $32,000 cash plus estimated working capital of $1,621. UGI Utilities, Inc is a wholly owned subsidiary of UGI. CPP sold propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from borrowings under its Credit Agreement. Pursuant to the acquisition agreement, in February 2009, AmeriGas OLP reached an agreement with UGI Utilities on the working capital adjustment pursuant to which UGI Utilities paid AmeriGas OLP $1,352 plus interest.
3.	Commitments and Contingencies
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At March 31, 2009, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself. We believe that liability under such indemnity agreement is remote.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC and the possible existence of other potentially responsible parties. The Partnership continues to seek additional information about the site. Because of the preliminary nature of available environmental information, the amount of expected clean up costs cannot be reasonably estimated. When such expected clean up costs can be reasonably estimated, it is possible that the amount could be material to the Partnership’s results of operations.
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
4.	Partnership Sale of Propane Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for net cash proceeds of $42,426. We recorded a pre-tax gain of $39,887 associated with this transaction, which increased net income for the six months ended March 31, 2009 by $39,485.
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
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. The Partnership did not have any derivative financial instruments categorized as Level 1 at March 31, 2009.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivative financial instruments such as our over-the-counter commodity price swaps and interest rate protection agreements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The Partnership did not have any derivative financial instruments categorized as Level 3 at March 31, 2009.

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
SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and non-current portions as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$—	$419	$—	$419
Liabilities	$—	$(87,753)	$—	$(87,753)
6.	Supplemental Credit Agreements
As a result of greater cash needed to fund counterparty collateral requirements resulting from rapid and precipitous declines in propane commodity prices during the three months ended December 31, 2008, on November 14, 2008, AmeriGas OLP entered into a revolving credit agreement with two major banks (“Supplemental Credit Agreement”). The Supplemental Credit Agreement was scheduled to expire on May 14, 2009 but was voluntarily terminated on April 17, 2009 concurrent with the signing of a new $75,000 revolving credit facility (as further described below). The Supplemental Credit Agreement permitted AmeriGas OLP to borrow up to $50,000 for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the Supplemental Credit Agreement had restrictive covenants similar to AmeriGas OLP’s $200,000 credit agreement expiring October 15, 2011 (“Credit Agreement”).
In order to increase liquidity, on April 17, 2009, AmeriGas OLP entered into a new $75,000 unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75,000 for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the 2009 Supplemental Credit Agreement has restrictive covenants substantially similar to AmeriGas OLP’s Credit Agreement.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
7.	Disclosures About Derivative Instruments and Hedging Activities
The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our derivative, hedging and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Because our derivative instruments generally qualify as hedges under SFAS No. 133, we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the heating season months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At March 31, 2009, there were 152.3 million gallons of propane hedged with over-the-counter price swap contracts. The maximum period over which we are currently hedging propane market price risk is 21 months. We account for commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and minority interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed rate debt, from time to time we may enter into interest rate protection agreements (“IRPAs”). As of March 31, 2009, the total notional amount of the Partnership’s unsettled IRPAs was $150,000. Our current unsettled IRPA contracts hedge issuances of debt forecasted to occur through July 2010. We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI and minority interest, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense.
Credit Risk Concentration
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the form of letters of credit, parental guarantees or cash. We generally do not have credit-risk-related contingent features in our derivative contracts.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of March 31, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts			Derivative financial instruments and Other noncurrent liabilities	$(64,378)
Interest rate contracts	Other assets	$175	Other noncurrent liabilities	(23,178)

Total Derivatives Designated as Hedging Instruments		$175		$(87,556)

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$244	Derivative financial instruments	$(197)

Total Derivatives Not Designated as Hedging Instruments		$244		$(197)

Total Derivatives		$419		$(87,753)

The following table provides information on the effects of derivative instruments on the consolidated statement of operations and changes in AOCI and minority interest for the three and six months ended March 31, 2009:

		Location of
	Gain or (Loss)	(Loss)	(Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Minority	AOCI and Minority	AOCI and Minority
Three Months Ended March 31, 2009	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(3,709)	Cost of sales	$(90,086)
Interest rate contracts	1,364	Interest expense / other income	(2,585)

Total	$(2,345)		$(92,671)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

		Location of
	Loss	Loss	Loss
	Recognized in	Reclassified from	Reclassified from
	AOCI and Minority	AOCI and Minority	AOCI and Minority
Six Months Ended March 31, 2009	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(166,869)	Cost of sales	$(145,852)
Interest rate contracts	(17,226)	Interest expense / other income	(2,719)

Total	$(184,095)		$(148,571)

The amounts of derivative gain or loss representing ineffectiveness and the amounts of gain or loss recognized in income as a result of excluding from ineffectiveness testing was not material. The Partnership reclassified losses of $1,659 into income during the three and six months ended March 31, 2009 as a result of the discontinuance of cash flow hedges. The amount of net losses associated with cash flow hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $71,827.

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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended March 31, 2009 (“2009 three-month period”) with the three months ended March 31, 2008 (“2008 three-month period”) and (2) the six months ended March 31, 2009 (“2009 six-month period”) with the six months ended March 31, 2008 (“2008 six-month period”).
Executive Overview
Our net income for the 2009 three-month period increased to $147.8 million from $133.0 million in the prior-year three-month period primarily from higher average retail propane unit margins. Temperatures based upon heating degree days were approximately 2.3% warmer than normal compared with temperatures that were 1.0% warmer than normal in the prior-year period. Wholesale propane commodity prices generally stabilized during the three-months ended March 31, 2009 following a more than 50% decline in propane commodity prices during the first quarter of Fiscal 2009. As a result of this decline, average wholesale propane product costs in the three-months ended March 31, 2009 were more than 50% lower than such costs a year ago. Retail volumes sold in the 2009 three-month period were lower than in the prior-year three-month period reflecting the effects of the significant deterioration in general economic activity, customer conservation and the effects of the warmer weather. Notwithstanding the lower retail sales, total margin was higher as a result of greater average unit margins resulting from the significantly lower and less volatile propane product costs. We expect unit margins to return to more normal levels over the remainder of Fiscal 2009.
Our net income for the 2009 six-month period increased to $271.8 million from $187.3 million in the prior-year six-month period. The 2009 six-month period net income includes a $39.5 million gain on the sale of our California storage facility in November 2008. As previously mentioned, wholesale propane commodity prices declined more than 50% during the first half of the 2009 six-month period and generally remained at these lower levels during the second half of the period. Average wholesale propane prices in the six-months ended March 31, 2009 were approximately 50% lower than such prices during the prior-year six-month period. Notwithstanding the benefits from the acquisition of the assets of Penn Fuel Propane, LLC (Penn Fuel Acquisition”) and 2009 six-month period temperatures that were slightly colder than last year, our retail volumes were lower reflecting the effects of the significant deterioration in general economic activity and customer conservation. Operating expenses were slightly higher than the prior year generally reflecting greater provisions for bad debts, incremental expenses from the Penn Fuel Acquisition, and higher payroll and benefits expense.

AMERIGAS PARTNERS, L.P.
2009 three-month period compared with 2008 three-month period

			Increase
Three Months Ended March 31,	2009	2008	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	342.9	368.5	(25.6)	(6.9)%
Wholesale	40.8	40.1	0.7	1.7%

	383.7	408.6	(24.9)	(6.1)%

Revenues:
Retail propane	$740.6	$895.5	$(154.9)	(17.3)%
Wholesale propane	39.5	64.8	(25.3)	(39.0)%
Other	43.3	46.4	(3.1)	(6.7)%

	$823.4	$1,006.7	$(183.3)	(18.2)%

Total margin (a)	$349.5	$330.7	$18.8	5.7%
EBITDA (b)	$187.3	$171.8	$15.5	9.0%
Operating income	$168.1	$153.3	$14.8	9.7%
Net income	$147.8	$133.0	$14.8	11.1%
Heating degree days — % warmer than normal (c)	2.3%	1.0%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2009	2008

Net income	$147.8	$133.0
Income tax expense	0.8	0.1
Interest expense	17.8	18.7
Depreciation	19.6	18.8
Amortization	1.3	1.2

EBITDA	$187.3	$171.8

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, average temperatures in our service territories were 2.3% warmer than normal during the 2009 three-month period compared with temperatures in the prior-year period that were 1.0% warmer than normal. Notwithstanding the benefit of the October 1, 2008 Penn Fuel Acquisition, retail gallons sold were less than the prior-year period reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year, continued customer conservation and the slightly warmer weather.
Retail propane revenues declined $154.9 million during the 2009 three-month period reflecting a $92.7 million decrease due to lower average selling prices and a $62.2 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $25.3 million reflecting the decrease in year-over-year wholesale selling prices. Wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., generally stabilized during the three months ended March 31, 2009 following a more than 50% decline in prices during the first quarter of Fiscal 2009. Wholesale propane commodity prices at Mont Belvieu during the three months ended March 31, 2009 were more than 50% lower than such prices a year ago. Total cost of sales decreased $202.1 million to $473.9 million principally reflecting the effects of the lower propane product costs.
Total margin was $18.8 million greater in the 2009 three-month period reflecting the beneficial impact of higher than normal retail unit margins resulting from the previously mentioned significantly lower and less volatile propane product costs. We expect unit margins to return to more normal levels over the remainder of Fiscal 2009.
EBITDA during the 2009 three-month period was $187.3 million compared with EBITDA of $171.8 million in the 2008 three-month period. The greater 2009 three-month period EBITDA reflects the previously mentioned $18.8 million increase in total margin partially offset by lower other income and slightly higher operating and administrative expenses. The higher operating and administrative expenses reflect greater compensation and benefits expenses, including incremental expenses resulting from the Penn Fuel Acquisition, offset in large part by lower vehicle fuel expense.
Operating income increased $14.8 million reflecting the $15.5 million increase in EBITDA and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Net income increased $14.8 million during the 2009 three-month period largely reflecting the increase in operating income.

AMERIGAS PARTNERS, L.P.
2009 six-month period compared with 2008 six-month period

			Increase
Six Months Ended March 31,	2009	2008	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	621.1	647.6	(26.5)	(4.1)%
Wholesale	82.2	72.4	9.8	13.5%

	703.3	720.0	(16.7)	(2.3)%

Revenues:
Retail propane	$1,375.6	$1,543.2	$(167.6)	(10.9)%
Wholesale propane	83.2	116.8	(33.6)	(28.8)%
Other	91.7	94.8	(3.1)	(3.3)%

	$1,550.5	$1,754.8	$(204.3)	(11.6)%

Total margin (a)	$631.0	$572.5	$58.5	10.2%
EBITDA (b)	$351.4	$264.8	$86.6	32.7%
Operating income	$312.9	$227.2	$85.7	37.7%
Net income	$271.8	$187.3	$84.5	45.1%
Heating degree days — % warmer than normal (c)	1.7%	3.7%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income to EBITDA for the periods presented:

	Six Months Ended
	March 31,
	2009	2008

Net income	$271.8	$187.3
Income tax expense	1.4	0.8
Interest expense	36.5	36.9
Depreciation	39.0	37.5
Amortization	2.7	2.3

EBITDA	$351.4	$264.8

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Based upon heating degree-day data, average temperatures in our service territories were 1.7% warmer than normal during the 2009 six-month period compared with temperatures in the prior-year period that were 3.7% warmer than normal. Notwithstanding the colder 2009 six-month period weather and the benefit of the Penn Fuel Acquisition on October 1, 2008, retail gallons sold were lower than the prior-year period reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year and continued customer conservation.
Retail propane revenues declined $167.6 million during the 2009 six-month period reflecting a $104.5 million decrease due to lower average selling prices and a $63.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $33.6 million reflecting a $49.6 million decrease from lower wholesale selling prices partially offset by a $16.0 million increase from higher wholesale volumes sold. From the beginning to the end of the first quarter of Fiscal 2009, wholesale propane commodity prices at Mont Belvieu, Texas declined more than 50% and generally remained at these lower price levels during the second half of the 2009 six-month period. Average wholesale propane prices in the 2009 six-month period were approximately 50% below average prices in the previous-year period. Total cost of sales decreased $262.8 million to $919.5 million principally reflecting the effects of the lower propane product costs.
Total margin was $58.5 million greater in the 2009 six-month period reflecting the beneficial impact of higher than normal retail unit margins resulting from a rapid and sharp decline in propane product costs during the first half of the 2009 six-month period. We expect unit margins to return to more normal levels over the remainder of Fiscal 2009.
EBITDA during the 2009 six-month period was $351.4 million compared with EBITDA of $264.8 million in the 2008 six-month period. The 2009 six-month period EBITDA includes a $39.9 million pre-tax gain from the sale of the Partnership’s California LPG storage facility. In addition to the gain from the sale of the California LPG storage facility, the 2009 six-month period EBITDA reflects the previously mentioned $58.5 million increase in total margin partially offset by slightly higher operating and administrative expenses and lower other income. The slightly higher operating and administrative expenses reflect in large part higher provisions for bad debts, greater general insurance expenses and incremental expenses from the Penn Fuel Acquisition partially offset by, among other things, lower vehicle fuel expenses.
Operating income increased $85.7 million reflecting the $86.6 million increase in EBITDA and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Net income increased $84.5 million during the 2009 six-month period reflecting the increase in operating income.

AMERIGAS PARTNERS, L.P.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at March 31, 2009 totaled $862.7 million (including current maturities of long-term debt of $1.1 million) compared with total debt outstanding of $933.4 million (including current maturities of long-term debt of $71.5 million) at September 30, 2008. Total debt outstanding at March 31, 2009 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $2.9 million of other long-term debt. At March 31, 2009, there were no amounts borrowed under AmeriGas OLP’s credit agreements (as further described below). In March 2009, AmeriGas OLP repaid $70 million of its First Mortgage Notes with cash generated from operations.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In addition, a rapid and precipitous decline in commodity propane prices in late Fiscal 2008 which continued into Fiscal 2009 resulted in greater cash needed by the Partnership to fund counterparty collateral requirements during the six months ended March 31, 2009. These collateral requirements are associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating-season months of October through March. At March 31, 2009, the Partnership had outstanding $11.9 million of collateral deposits associated with these derivative financial instruments.
In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. In addition, on November 14, 2008, AmeriGas OLP entered into a $50 million revolving credit agreement with two major banks (“Supplemental Credit Agreement”) which was terminated on April 17, 2009 in conjunction with the signing of a new $75 million revolving credit facility described below. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas OLP First Mortgage Notes. The Supplemental Credit Agreement permitted AmeriGas OLP to borrow up to $50 million for working capital and general purposes.

AMERIGAS PARTNERS, L.P.
On April 17, 2009, AmeriGas OLP voluntarily terminated its Supplemental Credit Agreement and entered into a new $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. The New Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the 2009 Supplemental Credit Agreement has restrictive covenants substantially similar to AmeriGas OLP’s Credit Agreement.
There were no borrowings outstanding under the credit agreements at March 31, 2009. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $77.5 million at March 31, 2009. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2009 six-month period were $83.8 million and $184.5 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2008 six-month period were $50.1 million and $101 million, respectively. At March 31, 2009, the Partnership’s available borrowing capacity under the credit agreements was $172.5 million.
In order to reduce cash collateral payment obligations and to provide the Partnership with greater borrowing flexibility and a more cost effective use of its credit agreements, UGI agreed to provide guarantees of up to $50 million to AmeriGas OLP’s propane suppliers through September 30, 2009. At March 31, 2009, the Partnership had $25 million of unused UGI guarantees.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP’s Credit Agreement and the 2009 Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2009.
On April 28, 2009, the General Partner’s Board of Directors approved a quarterly distribution of $0.67 per Common Unit equal to an annual rate of $2.68 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2009 to unitholders of record on May 8, 2009. This distribution reflects an increase of approximately 5% from the previous quarter’s regular quarterly distribution rate of $0.64 per Common Unit. During the six months ended March 31, 2009, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.64 per Common Unit for each of the quarters ended December 31, 2008 and September 30, 2008. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

AMERIGAS PARTNERS, L.P.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital is generally greatest. The Partnership may use its credit agreements to satisfy its seasonal operating cash flow needs. Cash flow provided by operating activities was $175.5 million in the 2009 six-month period compared to $28.2 million in the 2008 six-month period. Cash flow from operating activities before changes in operating working capital was $280.0 million in the 2009 six-month period compared with $237.9 million in the prior-year period principally reflecting the improved operating results. Cash required to fund changes in operating working capital totaled $104.5 million in the 2009 six-month period compared with $209.7 million in the prior-year period. The decrease in cash required to fund operating working capital in the current-year period principally reflects lower net cash required to fund changes in accounts receivable and inventories due in large part to the effects of declining wholesale propane product costs. This decrease in cash used to fund changes in accounts receivable and inventories was partially offset by the impact of the timing of payments and decrease in current-year period propane product costs on accounts payable.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $29.8 million in the 2009 six-month period compared with $25.8 million in the prior-year period. We spent $37.9 million for property, plant and equipment (comprising $17.3 million of maintenance capital expenditures and $20.6 million of growth capital expenditures) in the 2009 six-month period compared with $31.3 million (comprising $12.9 million of maintenance capital expenditures and $18.4 million of growth capital expenditures) in the 2008 six-month period. The greater capital expenditures in the 2009 six-month period include expenditures associated with an ongoing system software replacement. In November 2008, the Partnership sold its California LPG storage facility for net cash proceeds of $42.4 million. Also during the 2009 six-month period, the Partnership paid total net cash of $38.5 million for acquisitions of retail propane businesses, principally the Penn Fuel Acquisition.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $146.4 million in the 2009 six-month period compared with $15.6 million in the prior-year period. Distributions in the 2009 six-month period totaled $74.4 million compared with $70.3 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. There were no borrowings outstanding under the credit agreements at the end of the 2009 six month period compared to $56 million at the end of the prior period. The higher amount at the end of the prior period was required to fund higher working capital. Repayments of long-term debt in the 2009 six-month period totaled $70.6 million compared to $0.9 million in the prior period reflecting the repayment of $70 million of AmeriGas OLP’s First Mortgage Notes.
Partnership Sale of Propane Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for net cash of $42.4 million. We recorded a pre-tax gain of $39.9 million associated with this transaction, which increased net income for the six months ended March 31, 2009 by $39.5 million.

AMERIGAS PARTNERS, L.P.
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
We are subject to credit risk relating to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at contract prices. We monitor our counterparty credit risk exposure in order to minimize credit risk with any one supplier or financial instrument counterparty. We have a diverse customer base that spans broad geographic, economic and demographic constituencies. On an annual basis, no single customer represents more than ten percent of our revenues or operating income. Notwithstanding our diverse customer profile, current economic conditions and the conditions in the credit markets could affect the ability of some of our customers to pay timely or could result in increased customer bankruptcies which may lead to increased bad debts.
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

AMERIGAS PARTNERS, L.P.
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements. These agreements have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2009. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Asset (Liability)
		Change in
(Millions of dollars)	Fair Value	Fair Value
March 31, 2009:
Propane price swap contracts	$(64.3)	$(10.4)
Interest rate protection agreements	(23.0)	(4.4)
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

AMERIGAS PARTNERS, L.P.
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information presented below and the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.
Unforeseen difficulties with the implementation or operation of our information systems could adversely affect our internal controls and our business.
We contracted with third-party consultants to assist us with the design and implementation of an information system that supports our Order-to-Cash business processes. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our information system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.1	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2009.	UGI Corporation	Form 10-Q (3/31/09)	10.3

10.2	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of January 1, 2009.

10.3	Credit Agreement, dated as of April 17, 2009, among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, JPMorgan Chase, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent.	AmeriGas Partners, L.P.	Form 8-K (4/17/09)	10.1

AMERIGAS PARTNERS, L.P.

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.4	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2009.	UGI Corporation	Form 10-Q (3/31/09)	10.1

10.5	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2009.	UGI Corporation	Form 10-Q (3/31/09)	10.5

10.6	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for UGI Employees, dated January 1, 2009.	UGI Corporation	Form 10-Q (3/31/09)	10.8

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: May 8, 2009	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: May 8, 2009	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.2	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of January 1, 2009.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.