Form 10-Q
period 2009-06-30
AMERIGAS PARTNERS LP
filed 2009-08-07
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2009, there were 57,046,388 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,	June 30,
	2009	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$45,950	$10,909	$10,502
Accounts receivable (less allowances for doubtful accounts of $21,707, $20,215 and $20,415, respectively)	152,431	218,411	234,658
Accounts receivable — related parties	6,246	5,130	4,686
Inventories	82,496	144,206	125,421
Derivative financial instruments	4,455	13	28,959
Collateral deposits	—	17,830	—
Prepaid expenses and other current assets	8,628	28,597	9,214

Total current assets	300,206	425,096	413,440

Property, plant and equipment (less accumulated depreciation and amortization of $788,318, $743,097 and $725,347, respectively)	623,868	616,834	621,610
Goodwill	661,736	640,843	640,439
Intangible assets (less accumulated amortization of $23,973, $20,033 and $32,764, respectively)	30,420	27,579	27,742
Other assets	14,122	14,721	15,804

Total assets	$1,630,352	$1,725,073	$1,719,035

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$1,586	$71,466	$71,219
Bank loans	—	—	26,000
Accounts payable — trade	89,996	172,800	146,264
Accounts payable — related parties	1,428	2,017	1,373
Customer deposits and advances	51,473	106,946	57,008
Derivative financial instruments	27,720	55,792	2,558
Other current liabilities	82,692	123,540	82,911

Total current liabilities	254,895	532,561	387,333

Long-term debt	861,831	861,924	861,455
Other noncurrent liabilities	75,387	72,490	64,245

Commitments and contingencies (note 4)
Minority interests	12,399	10,723	12,076
Partners’ capital	425,840	247,375	393,926

Total liabilities and partners’ capital	$1,630,352	$1,725,073	$1,719,035

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Propane	$333,212	$488,482	$1,791,963	$2,148,458
Other	39,465	46,647	131,155	141,495

	372,677	535,129	1,923,118	2,289,953

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	193,206	343,561	1,081,864	1,492,705
Cost of sales — other (excluding depreciation shown below)	17,132	19,386	47,938	52,585
Operating and administrative expenses	140,794	146,265	465,897	463,805
Depreciation and amortization	21,040	20,158	62,677	60,004
Gain on sale of California storage facility	—	—	(39,887)	—
Other income, net	(3,824)	(3,826)	(12,581)	(15,976)

	368,348	525,544	1,605,908	2,053,123

Operating income	4,329	9,585	317,210	236,830
Interest expense	(17,181)	(18,135)	(53,701)	(55,062)

(Loss) income before income taxes and minority interests	(12,852)	(8,550)	263,509	181,768
Income taxes	(670)	(176)	(2,081)	(953)
Minority interests	(3)	(62)	(3,155)	(2,348)

Net (loss) income	$(13,525)	$(8,788)	$258,273	$178,467

General partner’s interest in net (loss) income	$432	$217	$3,761	$2,177

Limited partners’ interest in net (loss) income	$(13,957)	$(9,005)	$254,512	$176,290

(Loss) income per limited partner unit — basic and diluted (note 1)
Basic	$(0.24)	$(0.16)	$3.50	$2.79

Diluted	$(0.24)	$(0.16)	$3.49	$2.79

Average limited partner units outstanding (thousands):
Basic	57,046	57,010	57,035	57,003

Diluted	57,046	57,010	57,077	57,040

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258,273	$178,467
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	62,677	60,004
Provision for uncollectible accounts	11,408	12,362
Gain on sale of California LPG storage facility	(39,887)	—
Net change in settled accumulated other comprehensive income	(3,345)	(2,407)
Other, net	2,603	5,359
Net change in:
Accounts receivable	54,802	(63,670)
Inventories	62,839	(395)
Accounts payable	(83,657)	(19,042)
Collateral deposits	17,830	—
Other current assets	19,968	1,533
Other current liabilities	(91,387)	(69,230)

Net cash provided by operating activities	272,124	102,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(57,421)	(48,168)
Proceeds from disposals of assets	5,361	7,154
Net proceeds from sale of California LPG storage facility	42,426	—
Acquisitions of businesses, net of cash acquired	(40,790)	(1,533)

Net cash used by investing activities	(50,424)	(42,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(113,532)	(107,496)
Minority interest activity	(1,814)	(1,759)
Increase in bank loans	—	26,000
Repayment of long-term debt	(70,985)	(1,485)
Proceeds from issuance of Common Units, net of tax withheld	(338)	766
Capital contributions from General Partner	10	8

Net cash used by financing activities	(186,659)	(83,966)

Cash and cash equivalents increase (decrease)	$35,041	$(23,532)

CASH AND CASH EQUIVALENTS:
End of period	$45,950	$10,502
Beginning of period	10,909	34,034

Increase (decrease)	$35,041	$(23,532)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of	Common	General	comprehensive	partners’
	Common Units	unitholders	partner	income (loss)	capital
Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375
Net income		254,512	3,761		258,273
Net losses on derivative instruments				(149,776)	(149,776)
Reclassification of net losses on derivative instruments				182,905	182,905

Comprehensive income		254,512	3,761	33,129	291,402
Distributions		(111,219)	(2,313)		(113,532)
Unit-based compensation expense		923	—		923
Common Units issued in connection with incentive compensation plans, net of tax withheld	36,437	(338)	10		(328)

Balance June 30, 2009	57,046,388	$452,064	$4,552	$(30,776)	$425,840

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
1.	Basis of Presentation
The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. AmeriGas OLP and Eagle OLP are collectively referred to herein as “the Operating Partnerships,” and AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.” We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.’s (the “General Partner’s”) 1.01% interest in AmeriGas OLP and an unrelated third party’s approximate 0.1% limited partner interest in Eagle OLP, prior to its redemption in July 2009 (See Note 4), as minority interests in the condensed consolidated financial statements. The General Partner is an indirect wholly owned subsidiary of UGI Corporation (“UGI”).

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

Allocation of Net Income (Loss). Net income (loss) for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners (“incentive distributions”), if any, in accordance with the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners (“Partnership Agreement”).

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Net Income (Loss) Per Unit. Income (loss) per limited partner unit is computed in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding. The two class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Due to the seasonality of the propane business, EITF 03-6 will typically impact net income per limited partner unit for our first three fiscal quarters. Theoretical distributions of net income in accordance with EITF 03-6 for the nine months ended June 30, 2009 and 2008 resulted in an increased allocation of net income to the General Partner in the computation of the income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.97 and $0.30, respectively. There was no dilutive effect of EITF 03-6 on net loss per limited partner unit for the three months ended June 30, 2009 or 2008.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(13,525)	$(8,788)	$258,273	$178,467
Other comprehensive income	68,265	26,506	33,129	10,354

Comprehensive income	$54,740	$17,718	$291,402	$188,821

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Subsequent Events. Management has evaluated the impact of subsequent events through August 7, 2009, the date the financial statements were filed with the SEC, and the effects of such evaluation have been reflected in the financial statements and related disclosures.
Newly Adopted Accounting Standards. Effective with the quarter ended June 30, 2009, we adopted Financial Accounting Standards Boards (“FASB”) Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments by SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods for public companies. It also requires disclosures regarding significant fair value assumptions used. See Note 6 for further information on interim period fair value disclosures in accordance with FSP 107-1 and APB 28-1.
Effective with the quarter ended June 30, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on management’s accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued including disclosure of the date through which subsequent events are evaluated. The adoption of SFAS 165 did not have a significant impact on the Partnership’s financial statements.
Effective March 31, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures for all derivative instruments and hedging activity accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 provides greater transparency by requiring disclosure regarding: (1) how and why an entity uses derivatives, (2) how derivatives and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 for disclosures required by SFAS 161.
Effective October 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued two FSPs amending SFAS 157. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 (Fiscal 2010) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of the initial phase of SFAS 157 did not have a material effect on the Partnership’s financial statements and the Partnership does not anticipate that the adoption of the remainder of SFAS 157 will have a material effect on the Partnership’s consolidated financial statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 to financial assets in a market that is not active. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-3 and FSP 157-4 did not have an impact on our results of operations or financial condition. See Note 5 for further information on fair value measurements in accordance with SFAS 157.

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
Recently Issued Accounting Standards Not Yet Adopted. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting accounting principles used in the preparation of financial statements presented in conformity with GAAP. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. The issuance of SFAS 168 will not change existing GAAP. SFAS 168 is effective for all financial statements issued after September 15, 2009.

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
In March 2008, the FASB ratified the consensus reached in EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-4”). EITF 07-4 addresses the application of the two-class method for master limited partnerships when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. EITF 07-4 states that when earnings exceed distributions, the computation of earnings per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to incentive distribution rights holders would need to be determined for each reporting period. If distributions are contractually limited to the holder of the incentive distribution rights holders’ share of currently designated available cash as defined in the partnership agreement, undistributed earnings in excess of available cash should not be allocated with respect to the incentive distribution rights. EITF 07-4 is effective for fiscal years that begin after December 15, 2008 (Fiscal 2010), and would be accounted for as a change in accounting principle and applied retrospectively. Early adoption of EITF 07-4 is not permitted. We are currently evaluating the impact of EITF 07-4 on our income (loss) per limited partner unit calculation.
In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008 (Fiscal 2010). Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition), (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price) and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of SFAS 141R will depend on future acquisitions.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for us on October 1, 2009 (Fiscal 2010). This standard will significantly change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($12,399, $10,723 and $12,076 at June 30, 2009, September 30, 2008 and June 30, 2008, respectively) will be classified as partners’ capital, a change from its current classification as minority interests between liabilities and partners’ capital. Earnings attributable to minority interests ($3 and $3,155 in the three and nine months ended June 30, 2009, respectively, and $62 and $2,348 in the three and nine months ended June 30, 2008, respectively) will be included in net income although such income, in accordance with EITF 03-06 or EITF 07-04, when adopted, will continue to be deducted to measure income per limited partner unit. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.
2.	Intangible Assets
The Partnership’s intangible assets comprise the following:

	June 30,	September 30,	June 30,
	2009	2008	2008
Subject to amortization:
Customer relationships and noncompete agreements	$54,393	$47,612	$60,506
Accumulated amortization	(23,973)	(20,033)	(32,764)

	$30,420	$27,579	$27,742

Not subject to amortization:
Goodwill	$661,736	$640,843	$640,439

The increase in goodwill and other intangible assets during the nine months ended June 30, 2009 principally reflects the effects of acquisitions. Amortization expense of intangible assets was $1,321 and $3,957 for the three and nine months ended June 30, 2009, respectively, and $1,169 and $3,519 for the three and nine months ended June 30, 2008. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2009 — $5,214; Fiscal 2010 — $4,922; Fiscal 2011 — $4,838; Fiscal 2012 — $4,768; Fiscal 2013 — $4,213.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
3.	Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $83,883 and $273,125 during the three and nine months ended June 30, 2009, respectively, and $81,522 and $263,754 during the three and nine months ended June 30, 2008, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers the Partnership’s relative percentage of such items to the total of such items for all UGI’s operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $2,280 and $9,853 during the three and nine months ended June 30, 2009, respectively, and $2,275 and $9,062 during the three and nine months ended June 30, 2008, respectively. In addition, UGI and certain of its subsidiaries provide office space, medical stop loss coverage and automobile liability insurance to the Partnership. These costs totaled $479 and $2,087 during the three and nine months ended June 30, 2009, respectively, and $675 and $1,782 during the three and nine months ended June 30, 2008, respectively.

AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by a subsidiary of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $2,446 and $20,358 during the three and nine months ended June 30, 2009, respectively, and $6,396 and $40,932 during the three and nine months ended June 30, 2008, respectively. Amounts due to Energy Services totaled $608, $1,309 and $1,002 at June 30, 2009, September 30, 2008 and June 30, 2008, respectively, and are reflected in accounts payable — related parties in the Condensed Consolidated Balance Sheets.

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
On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging the General Partner’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all AmeriGas consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.

On June 4, 2009, the General Partner, AmeriGas OLP and AmeriGas Partners were each named in a purported class action lawsuit filed in federal district court in San Francisco, California. This complaint purports to be brought on behalf of a nationwide class defined as to include all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas and another unaffiliated entity nationwide from January 1, 2008 to the present. This complaint claims that defendants’ conduct constituted an unfair and deceptive practice that injured consumers and violated the consumer protection statutes of thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. The complaint also alleges that defendants were unjustly enriched by their conduct and seeks restitution of any unjust benefits received. In addition, these plaintiffs are seeking punitive or treble damages, and pre-judgment and post-judgment interest.

In addition, five other purported class actions have been filed against us in the following federal courts: Northern District of California (two lawsuits), Central District of California, Middle District of Florida, and Eastern District of Pennsylvania. These suits, in essence, reiterate the claims made in the above-described complaints. In addition, some of the suits filed in federal court allege violation of state “slack filling” laws, as well as state consumer protection statutes, some of which contain penalty provisions if violations are proven.

A motion to consolidate all of the purported class action lawsuits is pending in the United States District Court for the District of Kansas. In the interim, defendants have filed motions to stay discovery pending the resolution of the motion to consolidate and no discovery has yet taken place. We are investigating these claims and intend to vigorously defend the lawsuits. We are currently not able to predict the outcome of the class action lawsuits and consequently no amounts have been recorded in the financial statements. It is possible that any judgment or settlement of the claims could be material to our results of operations.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At June 30, 2009, the potential amount payable under this indemnity by the Company Parties was approximately $58,000. These indemnity obligations expired on July 20, 2009 when CPLP, now known as Eagle OLP, redeemed an approximate 0.1% limited partner interest held by an unrelated third party.
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
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC and the possible existence of other potentially responsible parties. The Partnership continues to seek additional information about the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. It is possible that such amount could be material to the Partnership’s results of operations.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
5.	Fair Value Measurement
The Partnership adopted SFAS 157 effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that the fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS 157 requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to certain assets and liabilities principally comprising commodity and interest rate derivative instruments. We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.

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

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. The Partnership did not have any derivative financial instruments categorized as Level 1 at June 30, 2009.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivative financial instruments such as our over-the-counter commodity price swaps and option contracts and interest rate protection agreements.

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The Partnership did not have any derivative financial instruments categorized as Level 3 at June 30, 2009.

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
SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and non-current portions, as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$—	$4,731	$—	$4,731
Liabilities	$—	$(27,720)	$—	$(27,720)
6.	Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the heating season months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At June 30, 2009, there were 155.4 million gallons of propane hedged with over-the-counter price swap and option contracts. The maximum period over which we are currently hedging propane market price risk is 22 months. We account for commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and minority interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed rate debt, from time to time we may enter into interest rate protection agreements (“IRPAs”). As of June 30, 2009, the total notional amount of the Partnership’s unsettled IRPAs was $150,000. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of debt forecasted to occur in June 2010. We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI and minority interest, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of June 30, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
As of June 30, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$337	Derivative financial instruments	$(13,013)
Interest rate contracts	Derivative financial instruments	3,679	Derivative financial instruments	(14,107)

Total Derivatives Designated as Hedging Instruments		$4,016		$(27,120)

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$715	Derivative financial instruments	$(600)

Total Derivatives Not Designated as Hedging Instruments		$715		$(600)

Total Derivatives		$4,731		$(27,720)

The following table provides information on the effects of derivative instruments on the consolidated statement of operations and changes in AOCI and minority interest for the three and nine months ended June 30, 2009:

		Location of
	Gain	(Loss)	(Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Minority	AOCI and Minority	AOCI and Minority
Three Months Ended June 30, 2009	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$20,213	Cost of sales	$(36,062)
Interest rate contracts	12,576	Interest expense / other income	(135)

Total	$32,789		$(36,197)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

		Location of
	Loss	Loss	Loss
	Recognized in	Reclassified from	Reclassified from
	AOCI and Minority	AOCI and Minority	AOCI and Minority
Nine Months Ended June 30, 2009	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(146,656)	Cost of sales	$(181,914)
Interest rate contracts	(4,649)	Interest expense / other income	(2,854)

Total	$(151,305)		$(184,768)

The amounts of derivative gains or losses representing ineffectiveness and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing were not material. The Partnership reclassified losses of $1,659 into income during the nine months ended June 30, 2009 as a result of the discontinuance of cash flow hedges. The amount of net losses associated with cash flow hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $20,007.
Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amounts and estimated fair values of our remaining financial instrument assets and (liabilities) at June 30, 2009 (including unsettled derivative instruments) are as follows:

	Asset (Liability)
	Carrying	Estimated Fair
	Amount	Value
Derivative instruments	$(22,989)	$(22,989)
Long-term debt	(863,417)	(808,523)
We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. Fair values of derivative instruments are determined in accordance with the provisions of SFAS 157 as described in Footnote 5.

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

In order to maintain increased liquidity, on April 17, 2009, AmeriGas OLP entered into a new $75,000 unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75,000 for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the 2009 Supplemental Credit Agreement has restrictive covenants substantially similar to AmeriGas OLP’s $200,000 Credit Agreement expiring October 15, 2011.

8.	Partnership Sale of Propane Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for net cash proceeds of $42,426. We recorded a pre-tax gain of $39,887 associated with this transaction, which increased net income for the nine months ended June 30, 2009 by $39,485.

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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended June 30, 2009 (“2009 three-month period”) with the three months ended June 30, 2008 (“2008 three-month period”) and (2) the nine months ended June 30, 2009 (“2009 nine-month period”) with the nine months ended June 30, 2008 (“2008 nine-month period”).
Executive Overview
Our net loss for the 2009 three-month period increased to $13.5 million from a loss of $8.8 million in the prior-year three-month period primarily as a result of lower total margin on lower retail volumes sold partially offset by slightly lower total operating expenses. Temperatures based upon heating degree days were approximately 3.1% warmer than normal in the 2009 three-month period compared with temperatures that were 8.1% colder than normal in the prior-year three-month period. Average wholesale propane commodity prices were approximately 57% lower for the three months ended June 30, 2009 compared with the prior year period. Retail volumes sold in the 2009 three-month period were lower than in the prior-year three-month period reflecting the effects of the significant deterioration in general economic activity, customer conservation and the effects of the warmer weather. Total margin declined due in large part to the lower retail volumes sold. However average retail propane unit margins were higher in the 2009 three-month period reflecting the significantly lower and less volatile propane product costs.
Our net income for the 2009 nine-month period increased to $258.3 million from $178.5 million in the prior-year nine-month period. The 2009 nine-month period net income includes a $39.5 million gain on the sale of our California storage facility in November 2008. As previously mentioned, wholesale propane commodity prices declined more than 50% during the first three months of Fiscal 2009 and have generally remained at lower and less volatile levels since January 2009. Average wholesale propane prices in the nine-months ended June 30, 2009 were approximately 50% lower than such prices during the prior-year nine-month period. Notwithstanding the benefits from the acquisition of the assets of Penn Fuel Propane, LLC (“Penn Fuel Acquisition”) and 2009 nine-month period temperatures that were slightly colder than last year, our retail volumes were lower reflecting the effects of the significant deterioration in general economic activity and customer conservation. Although retail volumes were lower, total margin was greater in the 2009 nine-month period reflecting higher than normal retail unit margins resulting from a rapid decline in propane product costs that occurred early in the year.

AMERIGAS PARTNERS, L.P.
2009 three-month period compared with 2008 three-month period

Three Months Ended June 30,	2009	2008	Decrease
(millions of dollars)

Gallons sold (millions):
Retail	160.0	180.7	(20.7)	(11.5)%
Wholesale	17.3	18.0	(0.7)	(3.9)%

	177.3	198.7	(21.4)	(10.8)%

Revenues:
Retail propane	$318.7	$456.8	$(138.1)	(30.2)%
Wholesale propane	14.5	31.7	(17.2)	(54.3)%
Other	39.5	46.6	(7.1)	(15.2)%

	$372.7	$535.1	$(162.4)	(30.3)%

Total margin (a)	$162.3	$172.2	$(9.9)	(5.7)%
EBITDA (b)	$25.4	$29.7	$(4.3)	(14.5)%
Operating income	$4.3	$9.6	$(5.3)	(55.2)%
Net loss	$(13.5)	$(8.8)	$(4.7)	53.4%
Heating degree days — % (warmer) colder than normal (c)	(3.1)%	8.1%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Three Months Ended
	June 30,
	2009	2008

Net loss	$(13.5)	$(8.8)
Income tax expense	0.7	0.2
Interest expense	17.2	18.1
Depreciation	19.7	19.0
Amortization	1.3	1.2

EBITDA	$25.4	$29.7

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, average temperatures in our service territories were 3.1% warmer than normal during the 2009 three-month period compared with temperatures in the prior-year period that were 8.1% colder than normal. Notwithstanding the benefit of the October 1, 2008 Penn Fuel Acquisition, retail gallons sold were lower than the prior-year period reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year, continued customer conservation and the warmer spring weather.
Retail propane revenues declined $138.1 million during the 2009 three-month period reflecting a $85.8 million decrease due to lower average selling prices and a $52.3 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $17.2 million principally reflecting the decrease in year-over-year wholesale selling prices. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 57% lower in the 2009 three-month period than such prices in the 2008 three-month period reflecting a precipitous decline in such prices during the first quarter of Fiscal 2009 following a substantial increase in prices during most of the second half of Fiscal 2008. Total cost of sales decreased $152.6 million to $210.3 million principally reflecting the effects of the lower propane product costs and lower sales.
Total margin was $9.9 million lower in the 2009 three-month period as the effects on total margin from the lower retail sales were partially offset by higher than normal retail unit margins resulting from the previously mentioned significantly lower and less volatile propane product costs.
EBITDA during the 2009 three-month period was $25.4 million compared with EBITDA of $29.7 million in the 2008 three-month period. The lower 2009 three-month period EBITDA reflects the previously mentioned $9.9 million decrease in total margin partially offset by lower operating and administrative expenses. The lower operating and administrative expenses reflect in large part lower vehicle fuel expense and lower required allowances for uncollectible accounts partially offset by greater compensation and benefits expenses including incremental expenses resulting from the Penn Fuel Acquisition.
Operating income decreased $5.3 million reflecting the $4.3 million decrease in EBITDA and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Net loss increased $4.7 million during the 2009 three-month period largely reflecting the decrease in operating income and higher income tax expense partially offset by lower interest expense on bank loan borrowings.

AMERIGAS PARTNERS, L.P.
2009 nine-month period compared with 2008 nine-month period

			Increase
Nine Months Ended June 30,	2009	2008	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	781.1	828.2	(47.1)	(5.7)%
Wholesale	99.4	90.4	9.0	10.0%

	880.5	918.6	(38.1)	(4.1)%

Revenues:
Retail propane	$1,694.3	$2,000.0	$(305.7)	(15.3)%
Wholesale propane	97.7	148.5	(50.8)	(34.2)%
Other	131.1	141.5	(10.4)	(7.3)%

	$1,923.1	$2,290.0	$(366.9)	(16.0)%

Total margin (a)	$793.3	$744.7	$48.6	6.5%
EBITDA (b)	$376.7	$294.5	$82.2	27.9%
Operating income	$317.2	$236.8	$80.4	34.0%
Net income	$258.3	$178.5	$79.8	44.7%
Heating degree days — % (warmer) than normal (c)	(1.9)%	(2.2)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Nine Months Ended
	June 30,
	2009	2008

Net income	$258.3	$178.5
Income tax expense	2.1	0.9
Interest expense	53.7	55.1
Depreciation	58.7	56.5
Amortization	3.9	3.5

EBITDA	$376.7	$294.5

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, average temperatures in our service territories were 1.9% warmer than normal during the 2009 nine-month period compared with temperatures in the prior-year period that were 2.2% warmer than normal. Notwithstanding the slightly colder 2009 nine-month period weather and the benefit of the Penn Fuel Acquisition on October 1, 2008, retail gallons sold were 5.7% lower than the prior-year period reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year and continued customer conservation.
Retail propane revenues declined $305.7 million during the 2009 nine-month period reflecting a $192.0 million decrease due to lower average selling prices and a $113.7 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $50.8 million reflecting a $65.6 million decrease from lower wholesale selling prices partially offset by a $14.8 million increase from higher wholesale volumes sold. Wholesale propane commodity prices at Mont Belvieu, Texas were more than 50% lower in the 2009 nine-month period compared with such prices in the 2008 nine-month period reflecting the effects of a precipitous decline in wholesale propane prices during the first fiscal quarter of Fiscal 2009 following a substantial increase in prices during most of the second half of Fiscal 2008. Total cost of sales decreased $415.5 million to $1,129.8 million principally reflecting the effects of the lower propane product costs.
Total margin was $48.6 million greater in the 2009 nine-month period reflecting the beneficial impact of higher than normal retail unit margins resulting from the previously mentioned rapid decline in propane product costs that occurred primarily during the first quarter of the 2009 nine-month period.
EBITDA during the 2009 nine-month period was $376.7 million compared with EBITDA of $294.5 million in the 2008 nine-month period. The 2009 nine-month period EBITDA includes a $39.9 million pre-tax gain from the sale of the Partnership’s California LPG storage facility. In addition to the gain from the sale of the California LPG storage facility, the 2009 nine-month period EBITDA reflects the previously mentioned $48.6 million increase in total margin partially offset by slightly higher operating and administrative expenses and slightly lower other income. The slightly higher operating and administrative expenses reflect in large part higher compensation and benefit expenses including incremental expenses associated with the Penn Fuel Acquisition and slightly higher general insurance expenses substantially offset by lower vehicle fuel expenses.
Operating income increased $80.4 million reflecting the $82.2 million increase in EBITDA partially offset by slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Net income increased $79.8 million during the 2009 nine-month period principally reflecting the increase in operating income.

AMERIGAS PARTNERS, L.P.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at June 30, 2009 totaled $863.4 million (including current maturities of long-term debt of $1.6 million) compared with total debt outstanding of $933.4 million (including current maturities of long-term debt of $71.5 million) at September 30, 2008. Total debt outstanding at June 30, 2009 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $3.7 million of other long-term debt. At June 30, 2009, there were no amounts borrowed under AmeriGas OLP’s credit agreements (as further described below). In March 2009, AmeriGas OLP repaid $70 million of its First Mortgage Notes with cash generated from operations.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In addition, a rapid and precipitous decline in commodity propane prices in late Fiscal 2008 which continued into Fiscal 2009 resulted in greater cash needed by the Partnership to fund counterparty collateral requirements primarily during the first quarter of Fiscal 2009. These collateral requirements were associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating-season months of October through March. At June 30, 2009, the Partnership had no outstanding collateral deposits associated with these derivative financial instruments.
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
In order to maintain increased liquidity, on April 17, 2009, AmeriGas OLP voluntarily terminated its Supplemental Credit Agreement and entered into a new $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the 2009 Supplemental Credit Agreement has restrictive covenants substantially similar to AmeriGas OLP’s Credit Agreement.
There were no borrowings outstanding under the credit agreements at June 30, 2009. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $37.0 million at June 30, 2009. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2009 nine-month period were $58.3 million and $184.5 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2008 nine-month period were $47.4 million and $101 million, respectively. At June 30, 2009, the Partnership’s available borrowing capacity under the credit agreements was $238.0 million.

AMERIGAS PARTNERS, L.P.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP’s Credit Agreement and the 2009 Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2009.
During the nine months ended June 30, 2009, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.64 per Common Unit for each of the quarters ended December 31, 2008 and September 30, 2008 and at a rate of $0.67 per Common Unit for the quarter ended March 31, 2009. On July 27, 2009, the General Partners’ Board of Directors approved a distribution of $0.84 per Common Unit payable on August 18, 2009 to unitholders of record on August 10, 2009. This distribution includes the regular quarterly distribution of $0.67 per Common Unit and $0.17 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s sale of its California storage facility in November 2008. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital is generally greatest. The Partnership may use its credit agreements to satisfy its seasonal operating cash flow needs. Cash flow provided by operating activities was $272.1 million in the 2009 nine-month period compared to $103.0 million in the 2008 nine-month period. Cash flow from operating activities before changes in operating working capital was $291.7 million in the 2009 nine-month period compared with $253.8 million in the prior-year period principally reflecting the improved operating results. Cash required to fund changes in operating working capital totaled $19.6 million in the 2009 nine-month period compared with $150.8 million in the prior-year period. The decrease in cash required to fund operating working capital in the current-year period principally reflects lower net cash required to fund changes in accounts receivable and inventories due in large part to the effects of declining wholesale propane product costs. This decrease in cash used to fund changes in accounts receivable and inventory was partially offset by the impact of the timing of payments and the decrease in current-year period propane product costs on accounts payable. Cash flow from changes in operating working capital in the 2009 nine-month period also includes $17.8 million from repayments of collateral deposits.

AMERIGAS PARTNERS, L.P.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $50.4 million in the 2009 nine-month period compared with $42.5 million in the prior-year period. We spent $57.4 million for property, plant and equipment (comprising $25.9 million of maintenance capital expenditures and $31.5 million of growth capital expenditures) in the 2009 nine-month period compared with $48.2 million (comprising $20.9 million of maintenance capital expenditures and $27.3 million of growth capital expenditures) in the 2008 nine-month period. The greater capital expenditures in the 2009 nine-month period include expenditures associated with an ongoing system software replacement. In November 2008, the Partnership sold its California LPG storage facility for net cash proceeds of $42.4 million. Also during the 2009 nine-month period, the Partnership paid total net cash of $40.8 million for acquisitions of retail propane businesses, principally the Penn Fuel Acquisition.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $186.7 million in the 2009 nine-month period compared with $84.0 million in the prior-year period. Distributions in the 2009 nine-month period totaled $113.5 million compared with $107.5 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. There were no borrowings outstanding under the credit agreements at June 30, 2009 compared to $26 million at June 30, 2008. The higher amount at the end of the prior-year period was required to fund higher working capital balances. Repayments of long-term debt in the 2009 nine-month period totaled $71.0 million compared to $1.5 million in the prior-year period principally reflecting the repayment of $70 million of AmeriGas OLP’s First Mortgage Notes in March 2009.
Purported Consumer Class Action Lawsuits
On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging the General Partner’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all AmeriGas consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.
On June 4, 2009, the General Partner, AmeriGas OLP and AmeriGas Partners were each named in a purported class action lawsuit filed in federal district court in San Francisco, California. This complaint purports to be brought on behalf of a nationwide class defined as to include all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas and another unaffiliated entity nationwide from January 1, 2008 to the present. This complaint claims that defendants’ conduct constituted an unfair and deceptive practice that injured consumers and violated the consumer protection statutes of thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. The complaint also alleges that defendants were unjustly enriched by their conduct and seeks restitution of any unjust benefits received. In addition, these plaintiffs are seeking punitive or treble damages, and pre-judgment and post-judgment interest.

AMERIGAS PARTNERS, L.P.
In addition, five other purported class actions have been filed against us in the following federal courts: Northern District of California (two lawsuits), Central District of California, Middle District of Florida, and Eastern District of Pennsylvania. These suits, in essence, reiterate the claims made in the above-described complaints. In addition, some of the suits filed in federal court allege violation of state “slack filling” laws, as well as state consumer protection statutes, some of which contain penalty provisions if violations are proven.
A motion to consolidate all of the purported class action lawsuits is pending in the United States District Court for the District of Kansas. In the interim, defendants have filed motions to stay discovery pending the resolution of the motion to consolidate and no discovery has yet taken place. We are investigating these claims and intend to vigorously defend the lawsuits. We are currently not able to predict the outcome of the class action lawsuits and consequently no amounts have been recorded in the financial statements. Any judgment or settlement of the claims could have a material adverse impact on our results of operations.
Partnership Sale of Propane Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for net cash of $42.4 million. We recorded a pre-tax gain of $39.9 million associated with this transaction, which increased net income for the nine months ended June 30, 2009 by $39.5 million.
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
We are subject to credit risk relating to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at contract prices. We monitor our counterparty credit risk exposure in order to minimize credit risk with any one supplier or financial instrument counterparty. We have a diverse customer base that spans broad geographic, economic and demographic constituencies. On an annual basis, no single customer represents more than ten percent of our revenues or operating income. Notwithstanding our diverse customer profile, current economic conditions and the conditions in the credit markets could affect the ability of some of our customers to pay timely or could result in increased customer bankruptcies which may lead to increased bad debts. The Partnership’s allowance for uncollectible accounts at June 30, 2009 reflects the estimated impact of the current economic conditions on the collectibility of its accounts receivable.

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
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2009. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Asset (Liability)
		Change in
(Millions of dollars)	Fair Value	Fair Value
June 30, 2009:
Propane price swap and option contracts	$(12.6)	$(12.9)
Interest rate protection agreements	(10.4)	(5.3)

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
Purported Consumer Class Action Lawsuits. On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging the General Partner’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all AmeriGas consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.
On June 4, 2009, the General Partner, AmeriGas OLP and AmeriGas Partners were each named in a purported class action lawsuit filed in federal district court in San Francisco, California. This complaint purports to be brought on behalf of a nationwide class defined as to include all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas and another unaffiliated entity nationwide from January 1, 2008 to the present. This complaint claims that defendants’ conduct constituted an unfair and deceptive practice that injured consumers and violated the consumer protection statutes of thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. The complaint also alleges that defendants were unjustly enriched by their conduct and seeks restitution of any unjust benefits received. In addition, these plaintiffs are seeking punitive or treble damages, and pre-judgment and post-judgment interest.
In addition, five other purported class actions have been filed against us in the following federal courts: Northern District of California (two lawsuits), Central District of California, Middle District of Florida, and Eastern District of Pennsylvania. These suits, in essence, reiterate the claims made in the above-described complaints. In addition, some of the suits filed in federal court allege violation of state “slack filling” laws, as well as state consumer protection statutes, some of which contain penalty provisions if violations are proven.
A motion to consolidate all of the purported class action lawsuits is pending in the United States District Court for the District of Kansas. In the interim, defendants have filed motions to stay discovery pending the resolution of the motion to consolidate and no discovery has yet taken place. We are investigating these claims and intend to vigorously defend the lawsuits.

AMERIGAS PARTNERS, L.P.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009

10.1	Form of Joinder No. 2 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service Inc. for the benefit of Wachovia Bank, National Associations, as agent for the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.1

10.2	Form of Joinder No. 1 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service Inc. for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.2

10.3	Restricted Security Guarantee, dated April 17, 2009, by the Restricted Subsidiaries of AmeriGas Propane, L.P. as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.3

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: August 7, 2009	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President – Finance and Chief Financial Officer

Date: August 7, 2009	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002