Form 10-K
period 2009-09-30
AMERIGAS PARTNERS LP
filed 2009-11-20
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2009 was approximately $910,855,277. At November 16, 2009, there were outstanding 57,054,888 Common Units representing limited partner interests.

FORWARD-LOOKING INFORMATION
Information contained in this Annual Report on Form 10-K may contain forward-looking statements. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses; (5) changes in laws and regulations, including safety, tax and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counter-party or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; and (17) the timing and success of our acquisitions and investments to grow our business.
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
PART I:
ITEM 1. BUSINESS
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers in all 50 states from approximately 1,200 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”) and its subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP” and together with AmeriGas OLP, the “Operating Partnership”), both Delaware limited partnerships. Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2009” and “Fiscal 2008” refer to the fiscal years ended September 30, 2009 and September 30, 2008, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 44% effective ownership interest in the Partnership.

Business Strategy
Our strategy is to grow by (i) acquisitions and internal sales and marketing programs, (ii) leveraging our scale and driving productivity and (iii) achieving world class safety performance. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2009, we completed the acquisition of six propane distribution companies. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program through which consumers can purchase or exchange empty propane grill cylinders at various retail locations, and our Strategic Accounts program, through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with us rather than with many small suppliers. In addition, we believe opportunities exist to grow our business internally through other sales and marketing programs designed to attract and retain customers.
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
Products, Services and Marketing
The Partnership serves approximately 1.3 million customers in all 50 states from approximately 1,200 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain areas, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of Ontario and Quebec.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over one billion gallons of propane in Fiscal 2009. Approximately 89% of the Partnership’s Fiscal 2009 sales (based on gallons sold) were to retail accounts and approximately 11% were to wholesale customers. Sales to residential customers in Fiscal 2009 represented approximately 41% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 13%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2009 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its ACE program. At September 30, 2009, ACE cylinders were available at approximately 27,600 retail locations throughout the United States, an increase of more than 10% compared to Fiscal 2008. Sales of our ACE grill cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange their empty propane grill cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane grill cylinders directly at the retailer’s location.

Residential customers use propane primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders (including ACE propane grill cylinders) which contain 3.5 to 24 gallons of propane. Some of these deliveries are made to the customer’s location, where empty cylinders are either picked up or replenished in place.
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2009, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2010. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, supplied approximately 46% of the Partnership’s Fiscal 2009 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2009. In certain areas, however, some suppliers provide more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at various storage facilities and terminals located in strategic areas across the United States.
Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. In Fiscal 2009, the Partnership experienced significant product cost reductions over Fiscal 2008 due to sharp declines in the price of crude oil. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”

The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas, a major storage area.
Average Propane Spot Market Prices
General Industry Information
Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow for its detection. Propane is clean burning, producing negligible amounts of pollutants when properly consumed.
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

For motor fuel customers, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.
The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE and Strategic Accounts programs as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.
The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses. The Partnership also offers customers various payment and service options, including fixed price and guaranteed price programs.
In Fiscal 2009, the Partnership’s retail propane sales totaled approximately 928 million gallons. Based on the most recent annual survey by the American Petroleum Institute, 2007 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 9.6 billion gallons. Based on LP-GAS magazine rankings, 2007 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 43% of domestic retail sales.
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
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. Approximately 65% to 70% of the Partnership’s retail sales volume occurs, and substantially all of the Partnership’s operating income is earned, during the peak heating season from October through March. As a result of this seasonality, sales are higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.
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
With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and to conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects employees who provide information to their employers or to the federal government as to pipeline safety from adverse employment actions.
Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2009, the General Partner had approximately 5,950 employees, including approximately 465 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.
Global Climate Change
There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. While some states have adopted laws regulating the emission of GHGs for some industry sectors, there is currently no federal regulation mandating the reduction of GHG emissions in the United States. In June of 2009, the United States House of Representatives passed the American Clean Energy and Security Act (“ACES Act”). The ACES Act would establish an economy-wide GHG cap-and-trade system to reduce GHG emissions over time. Subsequently, the United States Senate offered a draft of its own climate change bill, the Clean Energy Jobs and American Power Act. While the Senate’s bill is based on the ACES Act, there are differences between the bills and no legislation can be enacted until a final combined bill is approved by both the House of Representatives and the Senate.
Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, when new climate change regulations become effective. In addition, we are in the process of refining and implementing our strategy to identify both our GHG emissions and our energy consumption in order to be in a position to comply with new regulations and to take advantage of any opportunities that may arise from the regulation of such emissions.

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
Because many of our customers rely on propane as a heating fuel, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, the volume of propane sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically approximately 65% to 70% of our annual retail propane volumes are sold during these months. There can be no assurance that normal winter weather in our service territories will occur in the future.
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our ACE operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of unfavorable weather conditions can negatively affect our ACE revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane appliances which could reduce the demand for our portable propane tank exchange services.
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
Prices for propane are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high propane costs our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.
Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our customers and counterparties and adversely affect our operating results.
The recent volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Recent developments in the credit markets increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that recent financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited or could adversely affect our operating results.
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

We are dependent on our principal propane suppliers, which increases the risks from an interruption in supply and transportation.
During Fiscal 2009, AmeriGas Propane purchased approximately 80% of its propane needs from ten suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain areas, some of AmeriGas Propane’s suppliers provide more than 50% of its propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as propane for use by consumers. As a result, we are often a defendant in legal proceedings and litigation arising in the ordinary course of business. There can be no assurance that our insurance will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.
Our net income will decrease if we are required to incur additional costs to comply with new governmental safety, health, transportation, tax and environmental regulations.
We are subject to various federal, state and local safety, health, transportation, tax and environmental laws and regulations governing the storage, distribution and transportation of propane. We have implemented safety and environmental programs and policies designed to avoid potential liability and costs under applicable laws. It is possible, however, that we will incur increased costs as a result of complying with new safety, health, transportation and environmental regulations and such costs will reduce our net income. It is also possible that material environmental liabilities will be incurred, including those relating to claims for damages to property and persons.
Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.
There is a growing concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. In response to this concern, the United States House of Representatives passed the American Clean Energy and Security Act (“ACES Act”) in June of 2009 to establish an economy-wide GHG cap-and-trade system to reduce GHG emissions over time. Subsequently, the United States Senate offered a draft climate change bill, the Clean Energy Jobs and American Power Act, based on the ACES Act. The proposed legislation includes a cap-and-trade policy structure in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. The legislation establishes mechanisms for GHG sources to obtain allowances to emit GHGs during the course of a year which may be used to cover their own emissions or sell them to other sources that do not hold enough allowances for their own operations.
It is expected that climate change legislation will continue to be a priority in the foreseeable future and it is possible that federal legislation mandating the reduction of GHG emissions on an economy-wide basis may be enacted during calendar year 2010. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on the Partnership and our customers. The impact of legislation and regulations on us will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that domestic and international climate change regulation may have on our business, financial condition or results of operations in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of September 30, 2009, the Partnership owned approximately 84% of its district locations. On November 13, 2008, the Partnership sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43 million in cash. See Note 5 to Consolidated Financial Statements.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2009, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
1,610	Trailers	90%	10%
300	Tractors	15%	85%
180	Railroad tank cars	0%	100%
2,480	Bobtail trucks	13%	87%
270	Rack trucks	1%	99%
2,300	Service and delivery trucks	15%	85%
Other assets owned at September 30, 2009 included approximately 858,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 3.1 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 6,000 large volume tanks with typical capacities of more than 2,000 gallons which are used for its own storage requirements.
ITEM 3. LEGAL PROCEEDINGS
With the exception of the matters set forth in Note 13 to Consolidated Financial Statements, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership’s business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the last fiscal quarter of Fiscal 2009.
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

	Price Range		Cash
2009 Fiscal Year	High	Low	Distribution
Fourth Quarter	$38.00	$32.95	$0.84 (1)
Third Quarter	34.75	28.10	0.67
Second Quarter	32.60	23.37	0.64
First Quarter	31.98	17.98	0.64

	Price Range		Cash
2008 Fiscal Year	High	Low	Distribution
Fourth Quarter	$32.81	$28.40	$0.64
Third Quarter	36.09	30.00	0.64
Second Quarter	36.88	25.00	0.61
First Quarter	37.99	34.39	0.61

(1)	Includes a one-time distribution of $0.17 from the proceeds of the Partnership’s November 13, 2008 sale of its storage facility in California.
As of November 16, 2009, there were 1,211 record holders of the Partnership’s Common Units.
The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. (the “Partnership Agreement”). Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Certain reserves are maintained to provide for the payment of principal and interest under the terms of the Partnership’s debt agreements and other reserves may be maintained to provide for the proper conduct of the Partnership’s business, and to provide funds for distribution during the next four fiscal quarters. The information concerning restrictions on distributions required by Item 5 of this Report is incorporated herein by reference to Notes 6 and 7 to Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended September 30,
(Thousands of dollars, except per share amounts)	2009	2008	2007	2006	2005
FOR THE PERIOD:
Income statement data:
Revenues	$2,260,095	$2,815,189	$2,277,375	$2,119,266	$1,963,256

Net income	$224,643	$158,019	$190,784	$91,158	$60,845

Limited partners’ interest in net income	$217,906	$155,741	$185,184	$90,246	$60,237

Income per limited partner unit — basic and diluted (a)	$3.59	$2.70	$3.15	$1.59	$1.10

Cash distributions declared per limited partner unit	$2.79	$2.50	$2.63	$2.28	$2.22

AT PERIOD END:
Balance sheet data:
Current assets	$316,507	$425,096	$375,020	$368,209	$417,740

Total assets	1,657,564	1,725,073	1,696,784	1,611,767	1,663,075

Current liabilities (excluding debt)	338,380	461,095	376,668	378,331	338,928

Total debt	865,644	933,390	933,042	933,746	913,502

Minority interests	11,866	10,723	11,386	10,448	8,570

Partners’ capital	364,459	247,375	311,228	221,503	337,417

OTHER DATA:
Capital expenditure (including capital leases)	$78,739	$62,756	$73,764	$70,915	$63,584

Retail propane gallons sold (millions)	928.2	993.2	1,006.7	975.2	1,034.9

Degree days — % (warmer) than normal (b)	(2.5%)	(3.0%)	(6.5%)	(10.2%)	(6.9%)

(a)	Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships.

(b)
Deviation from average heating degree days for the 30-year period of 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2008 has been adjusted to correct for a NOAA error.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our results of operations and our financial condition. MD&A should be read in conjunction with our Items 1 “Business,” 1A “Risk Factors,” and 2 “Properties” and our Consolidated Financial Statements in Item 8 below.
Executive Overview
The Partnership’s net income in Fiscal 2009 was $224.6 million, which includes $39.5 million from the sale of its California storage facility, compared with net income of $158.0 million in Fiscal 2008. A number of factors contributed to the improved performance. The most important factor was a significant decline in propane product costs. Commodity prices for propane declined precipitously as we entered our critical winter heating season during the first quarter of Fiscal 2009 following a significant increase in propane prices during most of the second half of Fiscal 2008. As a result of the decline in propane commodity prices we realized higher than normal retail unit margins. Although propane commodity prices rose later in Fiscal 2009 from earlier Fiscal 2009 low levels, propane costs were less volatile during much of Fiscal 2009 and at the end of Fiscal 2009 remained more than 35% lower than such prices at the end of Fiscal 2008. As previously mentioned, results in Fiscal 2009 benefited from the Partnership’s November 2008 sale of its California LPG storage facility which increased our net income by $39.5 million and resulted in net cash proceeds to the Partnership of approximately $42 million. During Fiscal 2009, our delivery expenses benefited from lower vehicle fuel prices. Average temperatures during the Fiscal 2009 heating season were slightly colder than the prior year.
Partially offsetting these beneficial factors in Fiscal 2009 were the effects of the economic recession on economic activity and customer conservation. The effects of the economic recession were particularly evident in our commercial business, notably our reduced forklift volumes, and to a lesser extent in our reduced residential volumes.
Looking ahead, our Fiscal 2010 results will be influenced by a number of factors including temperatures during the heating-season months, the length and severity of the economic recession and the level and volatility of commodity prices for propane. As previously mentioned, the precipitous decline in propane commodity prices in Fiscal 2009 resulted in higher than normal unit margins.
We believe that we have sufficient liquidity in the forms of revolving credit facilities and letters of credit to fund business operations for the foreseeable future. Due in large part to declining commodity prices for propane, Fiscal 2009 cash flow was stronger than Fiscal 2008 as our investment in working capital, principally inventories and accounts receivable, declined. We finished Fiscal 2009 with $59.2 million of cash and cash equivalents on the balance sheet and no borrowings outstanding on our revolving credit facilities.

Analysis of Results of Operations
The following analyses compares the Partnership’s results of operations for (1) Fiscal 2009 with Fiscal 2008 and (2) Fiscal 2008 with the year ended September 30, 2007 (“Fiscal 2007”). The following table provides gallons sold, weather and certain financial information for the Partnership and should be read in conjunction with the sections “Fiscal 2009 Compared to Fiscal 2008” and “Fiscal 2008 Compared to Fiscal 2007” below.

	Year Ended September 30,
(Millions of dollars, except where noted)	2009	2008	2007
Gallons sold (millions):
Retail	928.2	993.2	1,006.7
Wholesale	119.7	111.2	117.4

	1,047.9	1,104.4	1,124.1

Revenues:
Retail propane	$1,976.0	$2,439.2	$1,958.5
Wholesale propane	115.9	185.4	137.6
Other	168.2	190.6	181.3

	$2,260.1	$2,815.2	$2,277.4

Total margin (a)	$943.6	$906.9	$840.2
EBITDA (b)	$381.4	$313.0	$338.7
Operating income	$300.5	$234.9	$265.7
Net income (c)	$224.6	$158.0	$190.8

Degree days — % (warmer) than normal (d)	(2.5%)	(3.0%)	(6.5%)

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in Fiscal 2009 and Fiscal 2007 includes the effects of pre-tax gains of $39.9 million and $46.1 million, respectively, from the sales of LPG storage facilities.

The following table includes reconciliations of net income to EBITDA for the periods presented:

	Year Ended September 30,
	2009	2008	2007
Net income	$224.6	$158.0	$190.8
Income tax expense	2.7	1.7	0.8
Interest expense	70.3	72.9	71.5
Depreciation	78.5	75.7	71.6
Amortization	5.3	4.7	4.0

EBITDA	$381.4	$313.0	$338.7

(c)	Net income in Fiscal 2009 and Fiscal 2007 includes net income of $39.5 million and $45.7 million, respectively, from the sales of LPG storage facilities.

(d)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2008 data has been adjusted to correct a NOAA error.

Fiscal 2009 Compared with Fiscal 2008
Based upon heating degree-day data, average temperatures in our service territories during Fiscal 2009 were 2.5% warmer than normal compared with temperatures in the prior year that were 3.0% warmer than normal. Fiscal 2009 retail gallons sold were 6.5% lower than Fiscal 2008 reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year and continued customer conservation. During Fiscal 2009, average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were more than 50% lower than such prices in Fiscal 2008. The decrease in the average wholesale commodity prices in Fiscal 2009 reflects the effects of a precipitous decline in commodity propane prices principally during the first quarter of Fiscal 2009 following a substantial increase in prices during most of the second half of Fiscal 2008. Although wholesale propane prices in Fiscal 2009 rebounded modestly from prices experienced earlier in the year, at September 30, 2009 such prices remained approximately 35% lower than at September 30, 2008.
Retail propane revenues declined $463.2 million in Fiscal 2009 reflecting a $303.6 million decrease as a result of the lower retail volumes sold and a $159.6 million decrease due to lower average selling prices. Wholesale propane revenues declined $69.5 million reflecting an $83.7 million decrease from lower wholesale selling prices partially offset by a $14.2 million increase from higher wholesale volumes sold. Total cost of sales decreased $591.8 million to $1,316.5 million principally reflecting the effects of the previously mentioned lower propane commodity prices and the lower volumes sold.
Total margin was $36.7 million greater in Fiscal 2009 reflecting the beneficial impact of higher than normal retail unit margins resulting from the previously mentioned rapid decline in propane commodity costs that occurred primarily as we entered the critical winter heating season in the first quarter of Fiscal 2009. The increase of total propane margin was partially offset by lower terminal revenue and ancillary sales and fee income.
The $68.4 million increase in Fiscal 2009 EBITDA reflects the effects of a $39.9 million pre-tax gain from the November 2008 sale of the Partnership’s California LPG storage facility and the previously mentioned $36.7 million increase in total margin. These increases were partially offset by slightly higher operating and administrative expenses and slightly lower other income. The slightly higher operating and administrative expenses reflect, in large part, higher compensation and benefit expenses, higher costs associated with facility maintenance projects, and higher litigation and self insured liability and casualty charges offset principally by lower vehicle fuel expenses (due to lower propane, diesel and gasoline prices) and lower Fiscal 2009 uncollectible accounts expense.
Operating income increased $65.6 million in Fiscal 2009 reflecting the previously mentioned $68.4 million increase in EBITDA partially offset by slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.
Fiscal 2008 Compared with Fiscal 2007
Based upon heating degree-day data, average temperatures in our service territories were 3.0% warmer than normal in Fiscal 2008 compared with temperatures that were 6.5% warmer than normal in Fiscal 2007. Notwithstanding the slightly colder Fiscal 2008 weather and the full-year benefits of acquisitions made in Fiscal 2007, retail gallons sold were slightly lower reflecting, among other things, customer conservation in response to increasing propane product costs and a weak economy. The average wholesale propane cost at Mont Belvieu, Texas, increased nearly 50% during Fiscal 2008 over the average cost during Fiscal 2007.
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
Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2009 totaled $865.6 million (including current maturities of long-term debt of $82.2 million). Total debt outstanding at September 30, 2009 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $5.9 million of other long-term debt. In March 2009, AmeriGas OLP repaid $70 million of its First Mortgage Notes with cash generated from operations.
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
In order to provide for increased liquidity, on April 17, 2009, AmeriGas OLP entered into a $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes.
There were no borrowings outstanding under the credit agreements at September 30, 2009. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $37.0 million at September 30, 2009. The average daily and peak bank loan borrowings outstanding under the credit agreements during Fiscal 2009 were $43.8 million and $184.5 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during Fiscal 2008 were $39.1 million and $106.0 million, respectively. The higher peak bank loan borrowings in Fiscal 2009 resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred early in Fiscal 2009. At September 30, 2009, the Partnership’s available borrowing capacity under the credit agreements was $238.0 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP’s Credit Agreement and the 2009 Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010. For a more detailed discussion of the Partnership’s credit facilities, see Note 7 to Consolidated Financial Statements.

Partnership Distributions
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash as defined in the Fourth Amended and Restated Agreement of Limited Partnership, (the “Partnership Agreement”) for such quarter. Available Cash generally means:
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2009, Fiscal 2008 and Fiscal 2007 were as follows:

	Fiscal
	2009	2008	2007
1st Quarter	$0.64	$0.61	$0.58
2nd Quarter	0.64	0.61	0.58
3rd Quarter	0.67	0.64	0.61
4th Quarter	0.84	0.64	0.86
Because the Partnership made distributions to Common Unitholders in excess of $0.605 per limited partner unit beginning in the third quarter of Fiscal 2007, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas Partners and AmeriGas OLP. The total amount of distributions received by the General Partner with respect to its 1% general partner interest in AmeriGas Partners during Fiscal 2009, Fiscal 2008 and Fiscal 2007 totaled $6.1 million, $2.1 million and $5.2 million, respectively, which amounts included incentive distributions of $4.5 million, $0.7 million and $3.7 million, respectively.
On July 27, 2009, the General Partner’s Board of Directors approved a distribution of $0.84 per Common Unit payable on August 18, 2009 to unitholders of record on August 10, 2009. This distribution includes the regular quarterly distribution of $0.67 per Common Unit and $0.17 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s sale of its California storage facility in November 2008.
On July 30, 2007, the General Partner’s Board of Directors approved a distribution of $0.86 per Common Unit payable on August 18, 2007 to unitholders of record on August 10, 2007. This distribution included the regular quarterly distribution of $0.61 per Common Unit and $0.25 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s sale of its Arizona storage facility in July 2007.
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

Cash flow from operating activities was $367.5 million in Fiscal 2009, $180.2 million in Fiscal 2008 and $204.5 million in Fiscal 2007. Cash flow from operating activities before changes in operating working capital was $281.2 million in Fiscal 2009, $255.1 million in Fiscal 2008 and $234.7 million in Fiscal 2007. The year-over-year increase in cash flow from operating activities before changes in working capital during the three-year period ended September 30, 2009 principally reflects improved year-over-year operating results. Cash provided (used) to fund changes in operating working capital totaled $86.3 million in Fiscal 2009, ($74.9) million in Fiscal 2008 and ($30.2) million in Fiscal 2007. The greater cash provided by changes in operating working capital in Fiscal 2009 reflects lower net cash required to fund changes in accounts receivable and inventories due in large part to the effects of declining wholesale propane product costs. This increase in cash provided by changes in accounts receivable and inventory was partially offset by the impact of the timing of payments and the decrease in current-year period propane product costs on accounts payable. Cash flow from changes in operating working capital in Fiscal 2009 also reflects reimbursements of $17.8 million of counterparty collateral deposits paid in Fiscal 2008. The greater cash required to fund operating working capital in Fiscal 2008 compared with Fiscal 2007 principally reflects the impact of increases in propane prices and timing of cash receipts on cash flow from changes in accounts receivables and net collateral deposits of $17.8 million associated with commodity derivative instruments.
Investing activities. Investing activity cash flow is principally affected by expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $79.5 million in Fiscal 2009, $55.6 million in Fiscal 2008 and $97.5 million in Fiscal 2007. We spent $78.7 million for property, plant and equipment (comprising $37.5 million of maintenance capital expenditures and $41.2 million of growth capital expenditures) in Fiscal 2009; $62.8 million for property, plant and equipment (comprising $29.1 million of maintenance capital expenditures and $33.7 million of growth capital expenditures) in Fiscal 2008; and $73.8 million for property, plant and equipment (comprising $27.2 million of maintenance capital expenditures and $46.6 million of growth capital expenditures) in Fiscal 2007. The greater capital expenditures in Fiscal 2009 include expenditures associated with an ongoing system software replacement. In November 2008, the Partnership sold its California 600,000 barrel LPG storage facility for net cash proceeds of $42.4 million. Also during Fiscal 2009, the Partnership paid total net cash of $50.1 million for acquisitions of retail propane businesses, including $32.2 million for the acquisition of the assets of Penn Fuel Propane, LLC. In July 2007, the Partnership sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona for net cash proceeds of $49.0 million. Also during Fiscal 2007, the Partnership acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA, and several cylinder refurbishing businesses for total net cash consideration of $78.8 million.
Financing activities. Changes in cash flow from financing activities are primarily due to distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, borrowings under credit agreements, and issuances of AmeriGas Partners Common Units. Cash flow used by financing activities was $239.7 million in Fiscal 2009, $147.7 million in Fiscal 2008 and $157.7 million in Fiscal 2007. Distributions in Fiscal 2009 and Fiscal 2007 include an additional $0.17 and $0.25 per Common Unit to distribute a portion of the proceeds from the Partnership’s November 2008 and July 2007 sales of storage facility assets, respectively. During Fiscal 2009, AmeriGas OLP repaid $70 million of maturing First Mortgage Notes using cash generated from operations.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2009, Fiscal 2008 and Fiscal 2007. We also provide amounts we expect to spend in Fiscal 2010. We expect to finance Fiscal 2010 capital expenditures principally from cash generated by operations and borrowings under our credit agreements.

Year Ended September 30,	2010	2009	2008	2007
(Millions of dollars)	(estimate)
Property, plant and equipment expenditures	$82.0	$78.7	$62.8	$73.8
The greater Fiscal 2010 and Fiscal 2009 capital expenditures include expenditures associated with a Partnership system software replacement.

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2009 including obligations associated with long-term debt, interest on long-term fixed-rate debt, lease obligations, derivative instruments and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2009:

	Payments Due by Period
					Fiscal 2015
		Fiscal	Fiscal	Fiscal	and
(Millions of dollars)	Total	2010	2011-2012	2013-2014	thereafter
Long-term debt (a)	$865.5	$82.2	$16.7	$1.3	$765.3
Interest on long-term fixed-rate debt (b)	365.7	64.3	111.3	110.1	80.0
Operating leases	222.7	48.3	72.6	46.5	55.3
Derivative financial instruments (c)	19.3	19.3	—	—	—
Propane supply contracts	50.5	50.5	—	—	—
Other purchase obligations (d)	18.6	18.6	—	—	—

Total	$1,542.3	$283.2	$200.6	$157.9	$900.6

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents the sum of amounts due if derivative financial instrument liabilities were settled at the September 30, 2009 amounts reflected in the financial statements.

(d)	Includes material capital expenditure obligations.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2009 principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount.
Partnership Sale of Propane Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. We recorded a pre-tax gain of $39.9 million associated with this transaction, which increased net income for the year ended September 30, 2009 by $39.5 million. In July 2007, AmeriGas OLP sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona to Plains LPG Services, L.P. The Partnership recorded a pre-tax gain of $46.1 million associated with this transaction, which increased net income for the year ended September 30, 2007 by $45.7 million.
AmeriGas OLP Environmental Matter
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of the contamination, and the possible existence of other potentially responsible parties. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has communicated the results of its research to DEC and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $355.0 million, $345.5 million and $333.6 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI Corporation (“UGI”) provides certain financial and administrative services to the General Partner. UGI bills the General Partner for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $12.2 million, $11.2 million and $10.8 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These costs totaled $2.8 million, $2.3 million and $2.5 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $24.3 million, $47.3 million and $34.7 million during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Amounts due to Energy Services at September 30, 2009 and 2008 totaled $1.5 million and $1.3 million, respectively, which are included in accounts payable – related parties in our Consolidated Balance Sheets.
In September 2007, in conjunction with a propane business acquisition, the Partnership issued 166,205 Common Units to the General Partner in consideration for the retention of certain income tax liabilities having a fair value of $34.28 per Common Unit. See Notes 4 and 14 to Consolidated Financial Statements for more information related to this transaction.
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a second-tier subsidiary of UGI Utilities, Inc., for $32 million cash plus estimated working capital of $1.6 million. UGI Utilities, Inc. is a wholly owned subsidiary of UGI. CPP sold propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from borrowings under its Credit Agreement. Pursuant to the acquisition agreement, in February 2009, AmeriGas OLP reached an agreement with UGI Utilities on the working capital adjustment pursuant to which UGI Utilities reimbursed AmeriGas OLP $1.4 million plus interest.
The Partnership sold propane to certain affiliates of UGI. Such amounts were not material during Fiscal 2009, Fiscal 2008 or Fiscal 2007.
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
Commodity Price Risk
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

Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements. These agreements have interest rates that are generally indexed to short-term market interest rates. At September 30, 2009 and 2008, there were no borrowings outstanding under the credit agreements. Based upon the average level of borrowings outstanding under the credit agreements in Fiscal 2009, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.4 million.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $38.2 million and $38.9 million at September 30, 2009 and 2008, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $40.7 million and $41.7 million at September 30, 2009 and 2008, respectively.
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
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2009 and 2008. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Fair Value -
	Asset	Change in
(Millions of dollars)	(Liability)	Fair Value
September 30, 2009:
Propane swap and option contracts	$11.8	$(14.0)
Interest rate protection agreements	(15.9)	(4.9)

September 30, 2008:
Propane swap and option contracts	$(54.0)	$(29.1)
Interest rate protection agreements	(5.8)	(4.0)
Because the Partnership’s derivative instruments generally qualify as hedges under generally accepted accounting principles (“GAAP”), we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated anticipated transactions.
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
Depreciation and amortization of long-lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2009, our net property, plant and equipment totaled $628.9 million. Depreciation expense of $78.5 million was recorded during Fiscal 2009.
Purchase price allocation. From time to time, we enter into material business combinations. In accordance with accounting guidance associated with business combinations, the purchase price is allocated to the various assets and liabilities acquired at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. Estimates most commonly impact property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.
Newly Adopted and Recently Issued Accounting Pronouncements
See Note 3 to Consolidated Financial Statements for a discussion of the effects of accounting guidance we adopted in Fiscal 2009, Fiscal 2008 and Fiscal 2007 as well as recently issued accounting guidance not yet adopted.
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

ITEM 9B. OTHER INFORMATION
None.
PART III:
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See “Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions” and Note 14 to Consolidated Financial Statements.
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
The Compensation/Pension Committee members are Messrs. Schlanger (Chairman) and Marrazzo and Dr. Ban. The Committee establishes executive compensation policies and programs, recommends to the independent members of the Board of Directors base salary, annual target bonus levels and long-term compensation awards for executives, approves corporate goals and objectives relating to the Chief Executive Officer’s compensation and reviews the General Partner’s management development and succession planning policies. Each member of the Compensation/Pension Committee is independent as defined by the New York Stock Exchange listing standards.
The Corporate Governance Committee members are Messrs. Gozon (Chairman), Pratt and Stoeckel. The Committee identifies nominees and reviews qualifications of persons eligible to stand for election as Directors and makes recommendations to the Board on these matters, advises the Board with respect to significant developments in corporate governance matters, reviews and assesses the performance of the Board and each Committee, and reviews and makes recommendations to the Board of Directors regarding director compensation. Each member of the Corporate Governance Committee is independent as defined by the New York Stock Exchange listing standards.
The Executive Committee members are Messrs. Gozon (Chairman), Greenberg and Schlanger. The Committee has the full authority of the Board to act on matters between meetings of the Board, with specified limitations relating to major transactions.
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

Name	Age	Position with the General Partner
Lon R. Greenberg	59	Chairman and Director
Eugene V. N. Bissell	56	President, Chief Executive Officer and Director
John L. Walsh	54	Vice Chairman and Director
Stephen D. Ban	69	Director
Richard C. Gozon	71	Director
William J. Marrazzo	60	Director
Gregory A. Pratt	61	Director
Marvin O. Schlanger	61	Director
Howard B. Stoeckel	64	Director
Randy A. Hannigan	58	Vice President — Field Operations
John S. Iannarelli	45	Vice President — Midwest Operations
William D. Katz	56	Vice President — Human Resources
Robert H. Knauss	56	Vice President, General Counsel and Corporate Secretary
David L. Lugar	52	Vice President — Supply and Logistics
Carey M. Monaghan	58	Vice President — Sales and Marketing
Kevin Rumbelow	49	Vice President — Operations Support
Jerry E. Sheridan	44	Vice President — Finance and Chief Financial Officer
William J. Stanczak	54	Controller and Chief Accounting Officer
Mr. Greenberg is a director (since 1994) and Chairman of the General Partner. He previously served as President and Chief Executive Officer of the General Partner from 1996 until July 2000. He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been President (1994 to 2005) and Senior Vice President — Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc. and Aqua America, Inc., and serves on the compensation committee of Aqua America, Inc.

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
Mr. Walsh is a director and Vice Chairman of the General Partner (since April 2005). He also serves as a director and President and Chief Operating Officer of UGI Corporation (since April 2005). In addition, Mr. Walsh is a director (since April 2005) and President and Chief Executive Officer (since July 2009) of UGI Utilities, Inc. He previously served as Chief Executive of the Industrial and Special Products division and executive director of BOC Group PLC, an industrial gases company (2001 to 2005). From 1986 to 2001, he held various senior management positions with the BOC Group. Prior to joining BOC Group, Mr. Walsh was a Vice President of UGI’s industrial gas division prior to its sale to BOC Group in 1989. From 1981 until 1986, Mr. Walsh held several management positions with affiliates of UGI.
Dr. Ban was elected a director of the General Partner on February 22, 2006. He is the Director of the Technology Transfer Division of the Argonne National Laboratory, a science-based Department of Energy laboratory dedicated to advancing the frontiers of science in energy, environment, biosciences and materials (since March 2002). He previously served as President and Chief Executive Officer of the Gas Research Institute, a gas industry research and development company funded by distributors, transporters, and producers of natural gas (1987 to 1999). He also served as Executive Vice President of GRI. Prior to joining GRI in 1981, he was Vice President, Research and Development and Quality Control of Bituminous Materials, Inc. Dr. Ban also serves as a director of UGI Utilities, Inc. and Energen Corporation.
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
Mr. Pratt was elected a director of the General Partner on May 24, 2005. He is Chairman of the Board and interim Chief Executive Officer and President of Carpenter Technology Corporation, a manufacturer and distributor of stainless steel and specialty alloys (since October 2009). He is also Chairman and a director of OAO Technology Solutions, Inc. (OAOT), an information technology professional services company (since 2002). He joined OAOT in 1998 as President and CEO after OAOT acquired Enterprise Technology Group, Inc., a software engineering firm founded by Mr. Pratt. Mr. Pratt also serves as President and a director of the Capital Area Chapter of the National Association of Corporate Directors, a non-profit organization. He previously served as President and COO of Intelligent Electronics, Inc. from 1991 through 1996, and was co-founder, and served as CFO of Atari Corp. and President of Atari (US) Corp. from 1984 through 1991.
Mr. Schlanger was elected a director of the General Partner on January 26, 2009. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C. (management services and capital for chemical and allied industries) (since October 1998), Chairman of the Board of CEVA Group, Plc (since February 2009), and Vice Chairman of Hexion Specialty Chemicals, Inc. (since June 2005). He was previously Chairman and Chief Executive Officer of Resolution Performance Products, Inc. (a manufacturer of specialty and intermediate chemicals)(November 2000 to May 2005), Chairman of Covalence Specialty Materials Corp. (February 2006 to April 2007), and Chairman of Resolution Specialty Materials, LLC (August 2004 to May 2005). Mr. Schlanger also serves as a Director of UGI Corporation, UGI Utilities, Inc., and Momentive Performance Materials Holdings, Inc.

Mr. Stoeckel was elected a director of the General Partner on September 30, 2006. Mr. Stoeckel is President and Chief Executive Officer of Wawa, Inc. and also serves as Vice Chairman of the Board of Directors of Wawa, Inc. Wawa, Inc. is a multi-state retailer of food products and gasoline. He joined Wawa, Inc. in 1987 as Vice President — Human Resources and was promoted to various positions, including Chief Operating Officer, Executive Vice President, Chief Retail Officer, and Vice President — Marketing. He also serves as a director of Riddle Memorial Hospital, a trustee for Rider University, and a member of the Main Line Health Board of Governors.
Mr. Hannigan is Vice President — Field Operations of the General Partner (since June 2007). He joined the General Partner as a District Manager in 1978 and has spent over 25 years in positions of increasing responsibility including Region Vice President and General Manager (1997 to 2006).
Mr. Iannarelli is Vice President — Midwest Operations of the General Partner (since January 2009), having served previously as Vice President – Business Reengineering (2005 to 2009). Prior to 2005, he held various positions with the General Partner of increasing responsibility including Region Vice President (2004 to 2005), Director of Region Operations (2001 to 2004), and Director of Corporate Development (2000 to 2001). He joined the General Partner in December 1987.
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
Mr. Monaghan is Vice President — Sales and Marketing of the General Partner (since May 2000). Prior to joining the General Partner, he was Vice President—General Manager, Dry Soup for Campbell Soup Company (since 1997), where he also served as a Business Director and General Manager of a number of Campbell Soup Divisions for the 10 prior years.
Mr. Rumbelow is Vice President — Operations Support of the General Partner (since May 2006). Previously, Mr. Rumbelow spent over 20 years at Rohm and Haas Company in Philadelphia, Pennsylvania, and the United Kingdom, in positions of increasing responsibility including Corporate Logistics/Supply Chain Director (2000 to 2006), North American Region Logistics Manager (1998 to 2000), and Inter Regional Logistics Manager (1996 to 1998).
Mr. Sheridan is Vice President — Finance and Chief Financial Officer of the General Partner (since August 2005). From 2003 to 2005, he served as President and Chief Executive Officer of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly—owned subsidiary of PQ Corporation. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation, a global producer of inorganic specialty chemicals.
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

In making its determination of independence, the Board of Directors considered charitable contributions and underwriting support by the Partnership and its affiliates to WHYY, of which Mr. Marrazzo is the Chief Executive Officer, as well as ordinary course business transactions between the Partnership and its affiliates and Carpenter Technology Corporation, where Mr. Pratt serves as Chairman of the Board and interim President and Chief Executive Officer. All such transactions were in compliance with the categorical standards set by the Board of Directors for determining director independence.
Non-management Directors
Non-management directors meet at regularly scheduled executive sessions without management present. These sessions are led by Mr. Gozon, who currently holds the position of Presiding Director.
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
Section 16(a) — Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2009 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Compensation/Pension Committee of the General Partner are Messrs. Schlanger (Chairman) and Marrazzo and Dr. Ban. None of the members is a former or current officer or employee of the General Partner or any of its subsidiaries. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2009.
Compensation/Pension Committee
Marvin O. Schlanger, Chairman
Stephen D. Ban
William J. Marrazzo
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Bissell, Sheridan, Greenberg, Walsh and Knauss. We refer to these executive officers as our “named executive officers.”
Compensation decisions for Messrs. Bissell and Sheridan were made by the independent members of the Board of Directors of the General Partner after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Messrs. Greenberg, Walsh and Knauss were made by the independent members of the Board of Directors of UGI, after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to AmeriGas Propane, Inc. and/or UGI Corporation and the term “Committee” or “Committees” to refer to the AmeriGas Propane, Inc. Compensation/Pension Committee and/or the UGI Corporation Compensation and Management Development Committee as appropriate in the relevant compensation decisions, unless the context indicates otherwise.
Compensation Philosophy and Objectives
We believe that our compensation program for our named executive officers is designed to provide a competitive level of total compensation necessary to attract and retain talented and experienced executives. Additionally, our compensation program is intended to motivate and encourage our executives to contribute to our success and reward our executives for leadership excellence and performance that promotes sustainable growth in unitholder and shareholder value.

In Fiscal 2009, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards and UGI Corporation stock option grants), special equity awards, perquisites, retirement benefits, and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation
The Committees engage Towers Perrin as their compensation consultant. Towers Perrin supports the Committees in performing their responsibilities with respect to our executive compensation program. The primary duties of Towers Perrin are to:
•	provide the Committees with independent and objective market data;
•	conduct compensation analysis; and
•	review and advise on pay programs and salary, target bonus and long-term incentive levels applicable to our executives.
These duties are performed annually. In addition, Towers Perrin reviews components of our compensation program as requested from time to time by the Committees and recommends plan design changes as appropriate.
Towers Perrin also performs other services for us and our affiliates under separate agreements. These services include providing (i) actuarial services for UGI’s pension plans, (ii) consulting services with respect to benefits programs, (iii) non-discrimination testing for qualified benefit plans, and (iv) assistance in determining the accounting fair value of our equity awards.
In assessing competitive compensation, we referenced market data provided to us in Fiscal 2008 by Towers Perrin. For Messrs. Bissell and Sheridan, Towers Perrin provided us with two reports: the “2008 Executive Cash Compensation Review” and the “2008 Executive Long-Term Incentive Review.” Each of these reports includes an executive compensation analysis. We utilize similar but separate Towers Perrin market data for UGI, including an executive compensation analysis, in determining compensation for Messrs. Greenberg, Walsh and Knauss. While we do not benchmark against specific companies in the Towers Perrin reports, our Committees do reference the data and consider the reports when discussing our executives’ compensation. Our Committees exercise discretion and also review other factors, such as internal equity and sustained individual and company performance, when setting our executives’ compensation.
For Messrs. Bissell and Sheridan, the executive compensation analysis is based on general industry data in Towers Perrin’s General Industry Executive Compensation Database, which includes approximately 750 companies. For Messrs. Greenberg, Walsh and Knauss, the analysis was weighted 75 percent based on the General Industry Executive Compensation Database and 25 percent based on Towers Perrin’s Energy Services Executive Compensation Database, which includes approximately 90 utility companies. This weighting is designed to approximate the relative sizes of UGI’s non-utility and utility businesses. Towers Perrin’s General Industry Executive Compensation Database is comprised of companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The energy services and financial services industries are excluded from this database because compensation in these industries typically differs from general industry compensation practices.
For comparison purposes, due to the variance in size among the companies in the General Industry Executive Compensation Database, regression analysis, which is an objective analytical tool used to determine the relationship among data, was used to adjust the data for differences in company revenues. We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range in his salary grade approximates the 50th percentile of salaries for comparable executives included in the executive compensation database material referenced by Towers Perrin. After consultation with Towers Perrin, we considered salaries that were within 15 percent of market median salary levels developed by Towers Perrin to be competitive.

Elements of Compensation
Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners or UGI, as the case may be.
As noted above, we seek to position the midpoint of the salary grade for our named executive officers to approximate the 50th percentile of salaries for comparable executives as determined in the applicable Towers Perrin executive compensation databases. Based on the data provided by Towers Perrin, we increased the range of salary in each salary grade for each named executive officer, other than Mr. Greenberg, by 2.5 percent. The Committee established Mr. Greenberg’s Fiscal 2009 salary grade midpoint at the market median of comparable executives as identified by Towers Perrin’s executive compensation databases.
We adjusted individual salaries to reflect merit increases. The merit increases were targeted at 3.5 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Criteria reviewed in such performance evaluations included: overall leadership, accomplishment of annual goals and objectives, development of an effective management team, and commitment to the job and company. For Fiscal 2009, all named executive officers received a salary that was within 85 percent to 105 percent of the midpoint for his salary range.
The following table sets forth each named executive officer’s Fiscal 2009 salary and his percentage increase over Fiscal 2008.

		Percentage Increase
		over Fiscal 2008
Name	Salary	Salary
E. V. N. Bissell	$490,000	10.7%
J. E. Sheridan	$302,356	7.6%
L. R. Greenberg	$1,067,500	4.0%
J. L. Walsh	$648,440	5.0%
R. H. Knauss	$340,340	8.0%
Annual Bonus Awards
Our General Partner and UGI annual bonus plans provide our named executive officers with the opportunity to earn annual cash incentives provided that certain performance goals are satisfied. Our annual cash incentives are intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of partnership unitholder or shareholder value.
In determining the target award levels under our annual bonus plan, we considered information in the Towers Perrin executive compensation databases regarding the percentage of salary payable upon achievement of target goals relative to other companies as described above. In establishing the target award level, we position the amount within the 50th to 75th percentiles for comparable executives. We determined that the 50th to 75th percentile range was appropriate because we believe that the annual bonus opportunities should have a significant reward potential to recognize the difficulty of achieving the annual goals and the significant beneficial impact to the Partnership of such achievement. For Fiscal 2009, Mr. Bissell’s opportunity was set at the 58th percentile and the other named executive officers’ opportunities were set between the 50th and 65th percentiles.

Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan. For Messrs. Bissell and Sheridan, the entire target award opportunity was based on earnings per common unit (“EPU”) of AmeriGas Partners, with the bonus achieved based on EPU subject to adjustment based on achievement of our customer growth goal, as described below. We believe that annual bonus payments to our most senior executives should reflect our overall financial results for the fiscal year and EPU provides a straightforward, “bottom line” measure of the performance of an executive in a large, well-established business. In addition, we believe that customer growth for AmeriGas Partners is an important corollary to EPU because we foresee only modest growth, if any, in total demand for propane, and, therefore, customer growth is an important factor in our ability to improve the Partnership’s long-term financial performance. Additionally, the customer growth adjustment serves to balance the risk of achieving our short-term annual financial goals at the expense of our long-term goal to grow our customer base.
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
As noted above, each of Messrs. Bissell’s and Sheridan’s target award opportunity was based on EPU of the Partnership, subject to modification based on customer growth. The EPU target amount was derived based on a targeted earnings before interest, taxes, depreciation and amortization (“EBITDA”) range for AmeriGas Partners of approximately $315 million to $325 million for Fiscal 2009. Under the target bonus criteria applicable to Mr. Bissell, no bonus would be paid if the EPU amount was less than approximately 80 percent of the EPU target, while 200 percent of the target bonus might be payable if EPU was approximately 120 percent or more of the target. The percentage of target bonus payable based on various levels of EPU is referred to as the “EPU Leverage Factor.” The amount of the award determined by applying the EPU Leverage Factor is then adjusted to reflect the degree of achievement of predetermined customer growth objectives (“Customer Growth Leverage Factor”). For Fiscal 2009, the adjustment ranged from 80 percent if the growth objective was not achieved, to 120 percent if the growth objective exceeded 170 percent of the growth target. The customer growth adjustment for Fiscal 2009 was modified to establish a more equitable balance between financial performance and attainment of customer growth goals. Once the EPU Leverage Factor and Customer Growth Leverage Factor are determined, the EPU Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain an adjusted leverage factor. This adjusted leverage factor is then multiplied by the target bonus opportunity to arrive at the bonus award payable for the fiscal year.
For Fiscal 2009, the EPU substantially exceeded the EPU target and the customer growth target was not achieved. The Committee has discretion under the Executive Annual Bonus Plan to increase or decrease the amount of an award determined to be payable under the bonus plan by up to 50 percent. The Committee exercised its discretion to adjust the Fiscal 2009 bonus payments for Messrs. Bissell and Sheridan (i) significantly downward (from 160 percent to 107.1 percent of the target award) by excluding from the calculation of the EPU Leverage Factor the gain associated with the divestiture of our California storage facility (consistent with our past practice of eliminating the effect of unusual gains and losses), and thereafter (ii) modestly upward (to 115 percent of the target award) to reflect both management’s progress in executing its strategic plan and the Partnership’s overall performance under the extraordinarily challenging economic conditions that existed during Fiscal 2009. Accordingly, each of Messrs. Bissell and Sheridan received a bonus payout equal to 115 percent of his target award.
The bonus award opportunity for each of Messrs. Greenberg, Walsh and Knauss was structured so that no amounts would be paid unless UGI’s EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s EPS was 100 percent of the targeted EPS. The maximum bonus, equal to 200 percent of the target bonus, would be payable if the EPS equaled or exceeded 120 percent of the EPS target. The targeted EPS for bonus purposes for Fiscal 2009 was established to be in the range of $2.10 to $2.20 per share. For Fiscal 2009, the targeted EPS was exceeded and Messrs. Greenberg, Walsh and Knauss each received a bonus payout equal to 149.1 percent of his target bonus.

Accordingly, the following annual bonus payments were made for Fiscal 2009:

	Percent of
	Target	Amount
Name	Bonus Paid	of Bonus
E. V. N. Bissell	115.0%	$450,800
J. E. Sheridan	115.0%	$173,855
L. R. Greenberg	149.1%	$1,591,643
J. L. Walsh	149.1%	$821,800
R. H. Knauss	149.1%	$329,841
Special Equity Award
On November 21, 2008, the Committee and the independent members of the UGI Board of Directors approved a special award of 12,000 restricted stock units to Mr. Knauss, effective January 1, 2009. The award was granted under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 (the “2004 Plan”) to recognize Mr. Knauss’ many significant contributions to UGI and its subsidiaries. The UGI common stock underlying the award will vest, along with accumulated dividends, on December 31, 2011. In the event of death, disability or retirement, the shares will immediately vest.
Long-Term Compensation — Fiscal 2009 Equity Awards
Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage executives to hold a significant equity stake in our company in order to align the executives’ interests with unitholder interests. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market. We awarded our long-term compensation effective January 1, 2009 for all our named executive officers under either the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan or the 2004 Plan.
Our long-term compensation for Fiscal 2009 included UGI stock option grants and either AmeriGas Partners performance unit awards or UGI performance unit awards. Messrs. Bissell and Sheridan were each awarded AmeriGas Partners performance unit awards tied to the three-year total return performance of AmeriGas Partners common units relative to that of a peer group of publicly traded limited partnerships. Messrs. Greenberg, Walsh and Knauss were each awarded UGI Corporation performance units tied to the three-year total return performance of UGI’s common stock relative to that of the companies in the S&P Utilities Index. Each performance unit represents the right of the recipient to receive a common unit or a share of common stock if specified performance goals and other conditions are met.
As is the case with cash compensation and annual bonus awards, we referenced Towers Perrin’s executive compensation databases in establishing equity compensation. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2009, we initially referenced (i) market median salary information and (ii) the percentage of the market median base salary for each position to be delivered as a long-term compensation opportunity, both as calculated by Towers Perrin. The aforementioned percentage was developed using the applicable executive compensation databases and was targeted to produce long-term compensation opportunity at the 50th percentile level.
We initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We have bifurcated long-term compensation in this manner since 2000 and believe it provides a good balance between two related, but discrete goals. Stock options are designed to align the executive’s interests with shareholder interests, because the value of stock options is a function of the appreciation or depreciation of UGI’s stock price. As explained in more detail below, the performance units are designed to encourage total unitholder or shareholder return that compares favorably relative to a competitive peer group.
In providing award calculations, Towers Perrin valued UGI stock options by applying a binomial model. The stock price used in the model for January 1, 2009 awards was $27.04 which was the three month average UGI stock price from May 22, 2008 through August 22, 2008. The model also assumes 5 percent turnover annually over the vesting period to account for options forfeited by terminating participants. As a result of this analysis, Towers Perrin valued the stock options at $3.93 per underlying share. Based on its valuation, Towers Perrin calculated the number of options to be granted to the named executive officers covering a specified number of underlying shares.

The remaining 50 percent of the long-term compensation opportunity is awarded as performance units. In calculating the number of AmeriGas Partners performance units to be awarded to each of Messrs. Bissell and Sheridan, Towers Perrin placed a value of $23.04 per unit. The value was computed by taking an average price for AmeriGas Partners common units from May 22, 2008 through August 22, 2008, and adjusting the price based on Towers Perrin’s standard assumptions, including the same 5 percent turnover assumption used in valuing stock options. The number of UGI performance units awarded was computed in a similar fashion, subject to the same 5 percent turnover assumption. In calculating the number of UGI performance units to be awarded to Messrs. Greenberg, Walsh and Knauss, Towers Perrin placed a value of $19.61 per share underlying a UGI performance unit, based on the average price of UGI common stock over the three month period from May 22, 2008 through August 22, 2008.
While management used the Towers Perrin calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI stock options and AmeriGas Partners and UGI performance units calculated by Towers Perrin. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three year average of the annual number of UGI equity awards, expressed as a percentage of UGI common shares outstanding at fiscal year-end, made under the 2004 Plan for the fiscal years 2007 through 2009 will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal four shares.
As a result of the Committee’s acceptance of management’s recommendations, the named executives received between approximately 72 percent and 88 percent of the total dollar value of long-term compensation opportunity recommended by Towers Perrin. The actual grant amounts are set forth below:

	Shares Underlying
	Stock Options	Performance Units
Name	# Granted	# Granted
E. V. N. Bissell	75,000	20,000
J. E. Sheridan	21,000	4,500
L. R. Greenberg	300,000	70,000	(1)
J. L. Walsh	125,000	28,000	(1)
R. H. Knauss	50,000	10,000	(1)

(1)	Constitutes UGI performance units.
While the number of performance units awarded to the named executive officers was determined as described above, the actual number of shares or partnership common units underlying performance units that are paid out at the expiration of the three-year performance period will be based upon comparative AmeriGas Partners total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2009 to December 31, 2011. In computing TUR, we use the average of the daily closing prices for our common units and those of each entity in the peer group below for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. For the AmeriGas Partners performance units awarded to Messrs. Bissell and Sheridan, we compare the TUR of AmeriGas Partners’ common units to the TUR performance of each member of a peer group comprised of the following publicly traded limited partnerships engaged in the propane, pipeline and coal industries:

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
Inergy, L.P.

In determining the number of UGI performance units to be paid out, UGI will compare the TSR of UGI common stock relative to the TSR performance of those companies comprising the Standard and Poors 500 Utilities Index (S&P Utilities Index) as of the beginning of a performance period. In computing TSR, UGI uses the average of the daily closing prices for its common stock and the common stock of each company in the S&P Utilities Index for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the S&P Utilities Index during a three-year performance period, UGI does not include that company in its TSR analysis. UGI will only remove a company that was included in the S&P Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the S&P Utilities Index as of December 31, 2008 were as follows:

Allegheny Energy, Inc.	Entergy Corporation	PPL Corporation
Ameren Corporation	EQT Corporation	Progress Energy, Inc.
American Electric Power Company, Inc.	Exelon Corporation	Public Service Enterprise Group Inc.
Centerpoint Energy, Inc.	FirstEnergy Corp.	Questar Corporation
CMS Energy Corporation	FPL Group, Inc.	SCANA Corporation
Consolidated Edison, Inc.	Integrys Energy Group, Inc.	Sempra Energy
Constellation Energy Group, Inc.	Nicor Inc.	TECO Energy, Inc.
Dominion Resources, Inc.	NiSource Inc.	The AES Corporation
DTE Energy Company	PG&E Corporation	The Southern Company
Duke Energy Corporation	Pepco Holdings, Inc.	Wisconsin Energy Corporation
Dynegy Inc.	Pinnacle West Capital Corp.	Xcel Energy Inc.
Edison International
Each award payable to the named executive officers provides a number of AmeriGas Partners common units or UGI shares equal to the number of performance units earned. After the Committee has determined that the conditions for payment have been satisfied, management of the General Partner or UGI, as the case may be, has the authority to provide for a cash payment to the named executives in lieu of up to 35 percent of the common units or shares payable. The cash payment is based on the value of the securities at the end of the performance period and is designed to meet minimum statutory tax withholding requirements. In the event that UGI executives earn shares in excess of the target award, the value of the above target shares is paid entirely in cash.
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
All performance units have partnership distribution or dividend equivalent rights, as applicable. A distribution equivalent is an amount determined by multiplying the number of performance units credited to a recipient’s account by the per-unit cash distribution, or the per-unit fair market value of any non-cash distribution, paid by AmeriGas Partners during the performance period on its common units on a distribution payment date. Accrued distribution and dividend (in the case of UGI performance units) equivalents are payable on the number of common units or common shares payable, if any, at the end of the performance period and are paid in cash.

Long-Term Compensation — Payout of Performance Units for 2006-2008 Period
During Fiscal 2009, we paid out awards to those executives who received performance units in fiscal year 2006 for the period from January 1, 2006 to December 31, 2008. For that period, the General Partner’s TUR ranked 5th relative to its peer group of 19 other partnerships, placing the General Partner at the 79th percentile ranking, resulting in a 156.6 percent payout of the target award. UGI’s TSR ranked 9th relative to the 28 other companies in the S&P 500 Utilities Index, placing UGI just above the 71st percentile ranking, resulting in a 144 percent payout of the target award. The award criteria for AmeriGas Partners’ common units and UGI’s common stock during that period was the same as those for the performance units granted for 2009-2011, described above. As a result of the foregoing, the payouts on performance unit awards were as follows:

		Performance Unit
Name	Performance Unit Payout	Payout Value(1) ($)
E. V. N. Bissell	18,792	663,076
J. E. Sheridan	3,915	138,141
L. R. Greenberg	72,000	1,916,010
J. L. Walsh	36,000	958,005
R. H. Knauss	10,800	287,402

(1)	Includes distribution equivalent or dividend equivalent payout.
Perquisites
We provide limited perquisite opportunities to our executive officers. We provide reimbursement for tax preparation services on an after-tax basis, certain health maintenance services and limited spousal travel. The aggregate cost of perquisites for all named executive officers in Fiscal 2009 was less than $30,000. In Fiscal 2009, we reviewed with Towers Perrin our policies on reimbursing executives for the taxes payable on certain perquisites. As a result, we decided to discontinue providing executives with tax reimbursements on perquisites.
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
AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Propane Savings Plan”)
This plan is a tax-qualified defined contribution plan for General Partner employees. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2009 to $16,500), up to 50 percent of his or her compensation on a pre-tax basis, and the General Partner provides a matching contribution equal to 100 percent of the first 5 percent of compensation contributed in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including a UGI stock fund. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane Savings Plan.

UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2009 to $16,500), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. Like the AmeriGas Propane Savings Plan, participants in the UGI Savings Plan may invest amounts credited to their account among a number of funds, including a UGI stock fund. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)
This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries, but not including the General Partner. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Pension Plan. Mr. Bissell has a vested benefit in the UGI Pension Plan, but he no longer participates. See the “Pension Benefits Table — Fiscal 2009” and accompanying narrative for additional information.
UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan, but are restricted from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Supplemental Executive Retirement Plan. See the “Pension Benefits Table — Fiscal 2009” and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account 5 percent of the compensation below the Code compensation limits and 10 percent of excess compensation. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See the “Nonqualified Deferred Compensation Table — Fiscal 2009” and accompanying narrative for additional information.
UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return based 60 percent on the total return of the Standard & Poor’s 500 Index and 40 percent on the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss are each eligible to participate in the UGI Corporation Supplemental Savings Plan.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
The General Partner maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See the “Nonqualified Deferred Compensation Table — Fiscal 2009” and accompanying narrative for additional information.

UGI Corporation 2009 Deferral Plan
This plan was effective as of January 1, 2009 and provides deferral options that comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, related to (i) all stock units granted to the UGI’s non-employee Directors, (ii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan and (iii) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. If an eligible employee decided prior to December 31, 2008 to defer payment, the employee could elect to receive future benefits after separation from service as (i) a lump sum payment, (ii) annual installment payments over a period between two and ten years or (iii) one to five retirement distribution accounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than stock units, will be deemed to be invested in investment funds selected by the plan participant from among a list of available funds. Stock units will be credited with dividend equivalents which will be converted annually to additional stock units. Messrs. Bissell, Sheridan, Greenberg, Walsh and Knauss elected to defer benefits under this plan. The plan also provides newly eligible participants with a deferral election that must be acted upon promptly.
Severance Pay Plans for Senior Executive Employees
The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner plan covers Messrs. Bissell and Sheridan and the UGI plan covers Messrs. Greenberg, Walsh and Knauss. See “Potential Payments Upon Termination of Employment or Change in Control” below for further information regarding the severance plans.
Change in Control Agreements
The General Partner has change in control agreements with Messrs. Bissell and Sheridan, and UGI has change in control agreements with Messrs. Greenberg, Walsh and Knauss. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for “good reason” within two years following a change in control of UGI (and, in the case of Messrs. Bissell and Sheridan, the General Partner or AmeriGas Partners). The agreements also provide that if change in control payments exceed certain threshold amounts, we or UGI, as the case may be, will make additional payments to reimburse the executives for excise and related taxes imposed under the Code. See “Potential Payments Upon Termination of Employment or Change in Control” for further information regarding the change in control agreements.
Equity Ownership Guidelines
We seek to align executives’ interests with shareholder interests through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners or, if applicable, UGI, we will enhance the link between our executives and unitholders or shareholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment and must use 10 percent of his annual bonus award to purchase Partnership common units or UGI stock (or, in the case of Messrs. Greenberg, Walsh and Knauss, UGI stock) until his equity ownership requirement is met. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock in the executive’s account in the relevant savings plan.

Messrs. Bissell and Sheridan are each permitted to satisfy their requirements through ownership of AmeriGas Partners common units, UGI common stock, or a combination of AmeriGas Partners common units and UGI common stock, with each AmeriGas Partners common unit equivalent to 1.5 shares of UGI common stock. In Fiscal 2009, the stock ownership guidelines were revised to permit any UGI executive, who was formerly employed by the General Partner, to satisfy up to 50 percent of his or her stock ownership requirement with AmeriGas Partners common units. For purposes of satisfying the stock ownership guideline, each AmeriGas Partners common unit is equivalent to 1.5 shares of UGI common stock. The following table provides information regarding our equity ownership guidelines for, and the number of shares held at September 30, 2009, by our named executive officers:

	Required Ownership
	of AmeriGas
	Partners Common	Number of AmeriGas	Number of Shares
	Units or UGI	Partners Common	of UGI Corporation
	Corporation	Units Held at	Stock Held at
Name	Common Stock	9/30/2009[1]	9/30/2009[1]
E. V. N. Bissell	60,000	50,359	68,197
J. E. Sheridan	8,000	14,047	901
L. R. Greenberg	250,000	9,000	400,712
J. L. Walsh	100,000	7,000	87,313
R. H. Knauss	20,000	14,108	26,412

1.	All officers are in compliance with the stock ownership guidelines, which require the accumulation of shares or shares and common units over time.
Stock Option Grant Practices
The Committees approve annual stock option grants to executive officers in the last calendar quarter of each year, effective the following January 1. The exercise price per share of the options is equal to the closing share price of UGI common stock on the last trading day of December. A grant to a new employee is generally effective on the later of the date the employee commences employment with us or the date the Committee authorizes the grant. In either case the exercise price is equal to the closing price per share of UGI common stock on the effective date of grant. From time to time, management recommends stock option grants for non-executive employees, and the grants, if approved by the Committee, are effective on the date of Committee action and have an exercise price equal to the closing price per share of UGI common stock on the date of grant. We believe that our stock option grant practices are appropriate and effectively eliminate any question regarding “timing” of grants in anticipation of material events.
Role of Executive Officers in Determining Executive Compensation
In connection with Fiscal 2009 compensation, Messrs. Bissell, Greenberg and Walsh, aided by our human resources personnel, provided statistical data and recommendations to the Compensation/Pension Committee (and Mr. Greenberg to UGI’s Compensation and Management Development Committee) to assist each Committee in determining compensation levels. Messrs. Bissell, Greenberg and Walsh did not make recommendations as to their own respective compensation and each was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized this information, and valued the observations of Messrs. Bissell, Greenberg and Walsh with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the independent members of the appropriate Board of Directors following Committee recommendations.
Fiscal 2010 Compensation
In response to the challenging global and domestic economy and period of evolving market dynamics, we determined that executive officers would not receive base salary increases (except in the case of promotions) for fiscal year 2010. We expect that this decision will be maintained throughout fiscal year 2010.

SUMMARY COMPENSATION TABLE
The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer, and our 3 other most highly compensated executive officers for the fiscal years shown.
Summary Compensation Table — Fiscal 2009

							Change in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and				Awards	Awards	Compensation	Earnings	Compensation	Total
Principal	Fiscal	Salary	Bonus	($)	($)	($)	($)	($)	($)
Position	Year	($)	($)	(1)	(1)	(2)	(3)	(4)	(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
E. V.N. Bissell President and Chief	2009	487,820	0	887,987	304,500	450,800	5,943	97,151	2,234,201
Executive Officer	2008	442,000	0	669,566	625,745	252,960	376	70,200	2,060,847
	2007	425,770	0	409,923	395,188	415,740	16,856	84,401	1,747,878

J. E. Sheridan Vice President	2009	301,369	0	176,050	90,107	173,855	0	50,548	791,929
Finance and Chief	2008	280,646	0	104,427	95,108	96,393	0	40,396	616,970
Financial Officer	2007	268,660	0	73,592	68,230	157,365	862	44,531	613,240

L. R. Greenberg Chairman	2009	1,067,975	0	3,365,010	1,218,000	1,591,643	2,640,022	65,416	9,948,066
	2008	1,026,300	0	617,329	1,524,000	964,722	945,498	81,405	5,159,254
	2007	966,885	0	870,627	1,601,600	944,748	1,988,689	95,560	6,468,109

J. L. Walsh Vice Chairman	2009	648,202	0	1,343,522	592,037	821,800	330,768	25,979	3,762,308
	2008	616,933	0	188,035	656,050	493,383	147,550	24,494	2,126,445
	2007	588,016	0	857,590	588,650	488,818	159,195	19,625	2,701,894

R. H. Knauss Vice President and	2009	340,146	0	858,451	203,000	329,841	455,185	13,594	2,200,217
General Counsel	2008	314,619	0	82,493	439,746	177,698	262,102	10,521	1,287,179
	2007	291,720	0	132,331	205,080	171,181	242,625	10,922	1,053,859

(1)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units, stock units and stock options, as the case may be, recognized for financial statement reporting purposes by the Partnership or, with respect to Messrs. Greenberg, Walsh and Knauss, UGI. Accordingly, these figures include amounts from awards granted in and prior to the fiscal year indicated. The Fiscal 2008 stock award amounts shown for Messrs. Greenberg, Walsh and Knauss in column (e) were reduced by the previously accrued value of performance unit awards which expired without payment. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 12 to our Consolidated Financial Statements for Fiscal 2009 and in Exhibit No. 99 to this Report. It is difficult to make comparisons among named executive officers because retirement eligibility influences accounting expense. See the Grants of Plan-Based Awards Table — Fiscal 2009 for information on awards of performance units, UGI stock units and UGI stock options made in Fiscal 2009.

(2)	The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan.

(3)
The amounts shown in column (h) of the Summary Compensation Table — Fiscal 2009 reflect (i) for Messrs. Bissell, Greenberg, Walsh and Knauss, the change from September 30, 2008 to September 30, 2009 in the actuarial present value of the named executive officer’s accumulated benefit under UGI’s defined benefit and actuarial pension plans, including the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Mr. Bissell has a vested annual benefit of approximately $3,300 under UGI’s defined benefit pension plan, based on prior credited service. Mr. Bissell is not a current participant in that plan or in the UGI Corporation Supplemental Executive Retirement Plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table — Fiscal 2009 and the Nonqualified Deferred Compensation Table — Fiscal 2009, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table — Fiscal 2009, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2009 was 5.35 percent, which is 120 percent of the federal long-term rate for December 2008. Messrs. Bissell’s and Sheridan’s earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds. In Fiscal 2009, there were no above-market earnings on deferred compensation. The amounts included in column (h) of the Summary Compensation Table — Fiscal 2009 are itemized below.

	Change in	Above-Market
	Pension	Earnings on
Name	Value	Deferred Compensation
E. V.N. Bissell	$5,943	$0
J. E. Sheridan	$0	$0
L. R. Greenberg	$2,640,022	$0
J. L. Walsh	$330,768	$0
R. H. Knauss	$455,185	$0

(4)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table — Fiscal 2009. Other than as set forth below, the named executive officers did not receive perquisites with an aggregate value of $10,000 or more.

		Employer
		Contribution
		to AmeriGas
	Employer	Supplemental
	Contribution to	Executive
	401(k)	Retirement Plan/UGI
	Savings	Supplemental Savings	Tax
Name	Plan	Plan	Reimbursement	Perquisites	Total
E. V.N. Bissell	$12,539	$82,362	$2,250	$0	$97,151
J. E. Sheridan	$12,276	$36,022	$2,250	$0	$50,548
L. R. Greenberg (a)	$5,513	$39,848	$5,813	$14,242	$65,416
J. L. Walsh	$5,513	$19,975	$491	$0	$25,979
R. H. Knauss	$5,305	$6,039	$2,250	$0	$13,594

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

(5)
The compensation reported for Messrs. Greenberg, Walsh and Knauss is paid by UGI. For Fiscal 2009, UGI charged the Partnership 38 percent of the total compensation expense, other than the change in pension value, for Messrs. Greenberg, Walsh and Knauss.

Grants of Plan-Based Awards In Fiscal Year 2009
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2009.
Grants of Plan-Based Awards Table — Fiscal 2009

									All	All Other
									Other	Option
									Stock	Awards:	Exercise	Grant Date
			Estimated Possible Payouts Under						Awards:	Number of	or Base	Fair Value
			Non-Equity Incentive Plan			Estimated Future Payouts Under			Number of	Securities	Price of	of
		Board	Awards(1)			Equity Incentive Plan Awards (2)			Shares of	Underlying	Option	Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
E. V.N. Bissell	10/1/08	11/20/08	188,160	392,000	784,000
	1/1/09	11/20/08							0	75,000	24.42	304,500
	1/1/09	11/20/08				10,000	20,000	40,000				643,400

J. E. Sheridan	10/1/08	11/20/08	72,565	151,178	302,356
	1/1/09	11/20/08							0	21,000	24.42	85,260
	1/1/09	11/20/08				2,250	4,500	9,000				144,765

L. R. Greenberg	10/1/08	11/21/08	640,500	1,067,500	2,135,000
	1/1/09	11/21/08							0	300,000	24.42	1,218,000
	1/1/09	11/21/08										1,957,200
						35,000	70,000	140,000

J. L. Walsh	10/1/08	11/21/08	330,704	551,174	1,102,348
	1/1/09	11/21/08							0	125,000	24.42	507,500
	1/1/09	11/21/08				14,000	28,000	56,000				782,880

R. H. Knauss	10/1/08	11/21/08	132,733	221,221	442,442
	1/1/09	11/21/08								50,000	24.42	203,000
	1/1/09	11/21/08				5,000	10,000	20,000				279,600
	1/1/09	11/21/08							12,000			322,440

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2009. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table — Fiscal 2009. The threshold amount shown for Messrs. Bissell and Sheridan is based on achievement of 83 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of customer growth objectives. The threshold amount shown for Messrs. Greenberg, Walsh and Knauss is based on achievement of 80 percent of the UGI financial goal.

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

The awards shown for Messrs. Greenberg, Walsh and Knauss are performance units under the UGI Corporation 2004 Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the UGI Corporation 2004 Plan, are analogous to the terms of the performance units granted under the 2000 AmeriGas Long-Term Incentive Plan.

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

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2009 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2009

	Option Awards						Stock Awards
									Market	Equity		Equity
									Value of	Incentive		Incentive
							Number of		Shares or	Plan Awards:		Plan Awards:
							Shares or		Units of	Number of		Market
	Number of						Units of		Stock/	Unearned		or Payout Value
	Securities		Number of				Stock/		Partnership	Shares, Units		of Unearned
	Underlying		Securities				Partnership		Units	or Other		Shares, Units or
	Unexercised		Underlying		Option		Units that		That Have	Rights That		Other Rights
	Options		Options		Exercise	Option	Have Not		Not	Have Not		That Have Not
	(#)		(#)		Price	Expiration	Vested		Vested	Vested		Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)	(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)		(h)	(i)		(j)
E. V.N. Bissell	21,667	(3)			20.48	12/31/2015	0		0	20,692	(11)	745,740
	46,666	(4)	23,334	(4)	27.28	12/31/2016				12,000	(12)	432,480
	21,666	(5)	43,334	(5)	27.25	12/31/2017				20,000	(13)	720,800
			75,000	(6)	24.42	12/31/2018

J. E. Sheridan	15,000	(14)			27.57	8/14/2015	0		0	3,990.6	(11)	143,821
	18,000	(3)			20.48	12/31/2015				2,500	(12)	90,100
	12,000	(4)	6,000	(4)	27.28	12/31/2016				4,500	(13)	162,180
	5,666	(5)	11,334	(5)	27.25	12/31/2017
			21,000	(6)	24.42	12/31/2018

L. R. Greenberg	285,000	(1)			16.99	12/31/2013	0		0	109,680	(8)	2,748,581
	350,000	(2)			20.47	12/31/2014				70,000	(9)	1,754,200
	250,000	(3)			20.48	12/31/2015				70,000	(10)	1,754,200
	186,666	(4)	93,334	(4)	27.28	12/31/2016
	100,000	(5)	200,000	(5)	27.25	12/31/2017
			300,000	(6)	24.42	12/31/2018

J. L. Walsh	270,000	(7)			22.92	3/31/2015	0		0	47,528	(8)	1,191,052
	65,000	(3)			20.48	12/31/2015				27,000	(9)	676,620
	80,000	(4)	40,000	(4)	27.28	12/31/2016				28,000	(10)	701,680
	40,000	(5)	80,000	(5)	27.25	12/31/2017
			125,000	(6)	24.42	12/31/2018

R. H. Knauss	40,000	(2)			20.47	12/31/2014	12,000	(15)	300,720	16,452	(8)	412,287
	40,000	(3)			20.48	12/31/2015				9,000	(9)	225,540
	30,000	(4)	15,000	(4)	27.28	12/31/2016				10,000	(10)	250,600
	15,000	(5)	30,000	(5)	27.25	12/31/2017
			50,000	(6)	24.42	12/31/2018

Note: Column (d) was intentionally omitted.

(1)	These options were granted effective January 1, 2004 and were fully vested on January 1, 2007.

(2)	These options were granted effective January 1, 2005 and were fully vested on January 1, 2008.

(3)	These options were granted effective January 1, 2006 and were fully vested on January 1, 2009.

(4)	These options were granted effective January 1, 2007. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2010.

(5)	These options were granted effective January 1, 2008. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2011.

(6)	These options were granted effective January 1, 2009. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2012.

(7)	These options were granted effective April 1, 2005 and were fully vested on April 1, 2008.

(8)
The amount shown is an estimate based on a target award of performance units effective January 1, 2007. The measurement period for the performance goal is January 1, 2007 through December 31, 2009. The estimated number of performance units which may be earned at the end of the performance period is based on the company’s TSR for the period January 1, 2007 through September 30, 2009, relative to that of each of the companies in the S&P Utilities Index as of the award date. As of September 30, 2009, UGI’s TSR rating qualified for 182.8% leverage of the target number of performance units originally granted. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. See “Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2009 Equity Awards” for more information on the TSR performance goal measurements.

(9)
These performance units were awarded effective January 1, 2008. The measurement period for the performance goal is January 1, 2008 through December 31, 2010. The performance goal is the same as described in footnote (8) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2011.

(10)
These performance units were awarded effective January 1, 2009. The measurement period for the performance goal is January 1, 2009 through December 31, 2011. The performance goal is the same as described in footnote (8) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2012.

(11)
The amount shown is an estimate based on a target award of performance units effective January 1, 2007. The measurement period for the performance goal is January 1, 2007 through December 31, 2009. The estimated number of performance units which may be earned at the end of the performance period is based on AmeriGas Partners’ TUR for the period January 1, 2007 through September 30, 2009, relative to that of each member of a peer group of publicly traded master limited partnerships in the propane, pipeline and coal industries as of the award date. As of September 30, 2009, AmeriGas Partners’ TUR ranking qualified for 147.8% leverage of the target number of performance units originally granted. The actual number of performance units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. See “Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2009 Equity Awards” for more information on the TUR performance goal measurements.

(12)
These performance units were awarded effective January 1, 2008. The measurement period for the performance goal is January 1, 2008 through December 31, 2010. The performance goal is the same as described in footnote (11) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2011.

(13)
These performance units were awarded effective January 1, 2009. The measurement period for the performance goal is January 1, 2009 through December 31, 2011. The performance goal is the same as described in footnote (11) above, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2012.

(14)	These options were granted effective August 15, 2005 and were fully vested on August 15, 2008.

(15)	These stock units were granted effective January 1, 2009 and will fully vest on January 1, 2012, or upon death, disability or retirement.

Option Exercises and Stock Vested Table — Fiscal 2009
The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2009 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Greenberg, Walsh and Knauss, the number of UGI performance units previously granted that vested in Fiscal 2009, (4) for Messrs. Bissell and Sheridan, the number of AmeriGas performance units previously granted that vested in Fiscal 2009, and (5) the value realized by those officers upon the vesting of such units based on the average of the high and low sales prices for AmeriGas Partners common units on the New York Stock Exchange (“NYSE”), or, for Messrs. Greenberg, Walsh and Knauss, the closing price on the NYSE for shares of UGI common stock, on the vesting date.

	Option Awards		Stock/Unit Awards
	Number of Shares		Number of Shares/Units
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
E. V.N. Bissell	0	0	18,792	522,324
J. E. Sheridan	0	0	3,915	108,817
L. R. Greenberg	200,000	2,347,340	72,000	1,758,240
J. L. Walsh	0	0	36,000	879,120
R. H. Knauss	0	0	10,800	263,736
Retirement Benefits
The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2009 and any payments made to the named executive officers in Fiscal 2009 under those plans.
Pension Benefits Table — Fiscal 2009

		Number of		Payments
		Years Credited	Present Value of	During Last
		Service	Accumulated Benefit	Fiscal Year
Name(1)	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
E. V.N. Bissell (2)	UGI Utilities Retirement Plan	6	$29,057	0

L. R. Greenberg	UGI SERP	29	$12,668,816	0
	UGI Utilities Retirement Plan	29	$1,241,892	0

J. L. Walsh	UGI SERP	4.5	$701,838	0
	UGI Utilities Retirement Plan	4.5	$135,664	0

R. H. Knauss	UGI SERP	22	$935,603	0
	UGI Utilities Retirement Plan	22	$614,372	0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.

(2)	Mr. Bissell has a vested annual benefit of approximately $3,300 under the UGI Utilities Retirement Plan based on prior credited service. He is not a current participant in that Plan.

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
The Pension Plan’s normal retirement benefit formula is (A) – (B) and is shown below:
(A)(1) =	(1.9% of final five-year average earnings) multiplied by (years of credited service)

minus

(B) =	(1% of the estimated primary Social Security benefit) multiplied by (years of credited service at termination date up to 35 years).

(1)	(A) may not exceed 60% of the average monthly earnings for the highest consecutive 12-month period during an employee’s last 120 consecutive months of employment.
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
The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2009, the limit on the compensation that may be used is $245,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2009 is $195,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.
Messrs. Bissell, Greenberg and Knauss are eligible for early retirement benefits under the Pension Plan.
UGI Corporation Supplemental Executive Retirement Plan
The UGI Corporation Supplemental Executive Retirement Plan (“UGI SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the Pension Plan for Pension Plan participants, but are prohibited from being paid from the Pension Plan by Code limits. The benefit paid by the UGI SERP is approximately equal to the difference between the benefits provided under the Pension Plan and benefits that would have been provided by the Pension Plan if not for the limitations of the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the UGI SERP are payable in the form of a lump sum payment. Payment is due within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts due under the UGI SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

Actuarial Assumptions Used to Determine Values in the Pension Benefits Table
The amounts shown in the Pension Benefits table are actuarial present values of the benefits accumulated through September 30, 2009. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive officer is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2009	September 30, 2008
Discount rate for Pension Plan for all purposes and for UGI SERP, for pre-commencement calculations	5.50%	6.80%
UGI SERP lump sum rate	3.60%	4.23%
Retirement age	62	62
Post-retirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2015 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2015 using Scale AA without collar adjustments
Post-retirement mortality for UGI SERP	1994 GAR unisex	1994 GAR unisex
Pre-retirement mortality	None	None
Termination and disability rates	None	None
Form of payment for Pension Plan	Single life annuity	Single life annuity
Form of payment for UGI SERP	Lump sum	Lump sum

Nonqualified Deferred Compensation
The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2009

			Employer
		Executive	Contributions	Aggregate	Aggregate	Aggregate
		Contributions	in Last Fiscal	Earnings in Last	Withdrawals/	Balance at Last
		in Last Fiscal Year	Year	Fiscal Year	Distributions	Fiscal Year
Name		($)	($)	($)	($)	($)(2)
(a)	Plan Name	(b)	(c)	(d)	(e)	(f)
E. V.N. Bissell	AmeriGas SERP	0	82,362 (1)	26,967	0	698,133
	AmeriGas Non-Qualified Deferred Compensation Plan	9,149 (3)	0	1,806	0	30,499

J. E. Sheridan	AmeriGas SERP	0	36,022 (1)	9,579	0	120,742

L. R. Greenberg	UGI Supplemental Savings Plan	0	39,847 (4)	0	0	516,970

J. L. Walsh	UGI Supplemental Savings Plan	0	19,975 (4)	0	0	63,331

R. H. Knauss (5)	UGI Supplemental Savings Plan	0	6,039 (4)	0	0	23,293
	AmeriGas SERP	0	0	3,778	0	145,594

(1)
This amount represents the General Partner contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table — Fiscal 2009 in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Bissell, $563,945; Mr. Sheridan, $93,960; Mr. Greenberg, $470,107; Mr. Walsh, $51,637; and Mr. Knauss, $143,149.

(3)	This amount is included in the amount reported in the Summary Compensation Table — Fiscal 2009 in the “Salary” column.

(4)	This amount is also reported in the Summary Compensation Table — Fiscal 2009 in the “All Other Compensation” column.

(5)	Mr. Knauss participated in the AmeriGas SERP prior to transferring to UGI in 2003.
The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($245,000 in 2009) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”
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

The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limits for 2007, 2008 and 2009 were $225,000, $230,000 and $245,000, respectively. The Code contribution limit for 2008 was $46,000 and the limit for 2009 is $49,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation or the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Bissell and Sheridan, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
Except as provided herein, the AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Bissell, the Continuation Period ranges from 12 months to 24 months, depending on length of service. In addition, a participant receives the cash equivalent of his target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last 2 months of the fiscal year, we have discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, provided that the weighting to be applied to the participant’s business/financial goals under the Annual Bonus Plan will be deemed to be 100 percent, pro-rated for the number of months served. The levels of severance payment were established based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
Under the AmeriGas Severance Plan, the participant also receives a payment equal to the cost he would have incurred to continue medical and dental coverage under the General Partner’s plans for the Continuation Period (less the amount the participant would be required to contribute for such coverage if he were an active employee). This amount includes a tax gross-up payment equal to 75 percent of the payment relating to medical and dental coverage. The AmeriGas Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive reimbursement for tax preparation services for the final year of employment. Provided that the participant is eligible to retire, all payments under the AmeriGas Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.

In order to receive benefits under the AmeriGas Severance Plan, a participant is required to execute a release which discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. Each senior executive is also required to ratify any existing post-employment activities agreement (which restricts the senior executive from competing with the Partnership and its affiliates following termination of employment) and to cooperate in attending to matters pending at the time of termination of employment.
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
Except as provided herein, the UGI Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Greenberg, the Continuation Period is 30 months; for Mr. Walsh, the Continuation Period ranges from 12 months to 24 months, depending on the length of service. In addition, a participant receives the cash equivalent of his target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination. However, if the termination occurs in the last 2 months of the fiscal year, UGI has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant’s entire bonus was contingent on meeting the applicable financial performance goal, pro-rated for the number of months served. The levels of severance payment were established based on competitive practice and are reviewed by management and the Compensation and Management Development Committee from time to time.
Under the UGI Severance Plan, the participant also receives a payment equal to the cost he would have incurred to continue medical and dental coverage under UGI’s plans for the Continuation Period (less the amount the participant would be required to contribute for such coverage if the participant were an active employee). This amount includes a tax gross-up payment equal to 75 percent of the payment relating to medical and dental coverage. The UGI Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants are entitled to receive reimbursement for tax preparation services for their final year of employment under the UGI Severance Plan. Provided that the participant is eligible to retire, all payments under the Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
In order to receive benefits under the UGI Severance Plan, a participant is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries. Each senior executive is also required to ratify any existing post-employment activities agreement (which restricts the senior executive from competing with UGI and its affiliates following termination of employment) and to cooperate in attending to matters pending at the time of termination of employment.

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
Following a change in control, each of Messrs. Bissell and Sheridan may elect to terminate his employment without loss of Benefits in certain situations, including a material diminution in authority, duties, responsibilities or base compensation; or excessive relocation requirements. Benefits under this arrangement would be equal to 3 times Mr. Bissell’s base salary and annual bonus and 2 times Mr. Sheridan’s base salary and annual bonus. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Bissell and Sheridan are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner’s medical and dental plans for 3 years in the case of Mr. Bissell and 2 years in the case of Mr. Sheridan (in each case less the amount he would be required to contribute for such coverage if he were an active employee). This payment would include a tax gross-up payment equal to 75 percent of the total amount payable. Messrs. Bissell and Sheridan would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of AmeriGas Partners common units in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table — Fiscal 2009.”

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

Following a change in control, each of Messrs. Greenberg, Walsh and Knauss may elect to terminate his employment without loss of Benefits in certain situations, including a material diminution in authority, duties, responsibilities or base compensation; or excessive relocation requirements. Benefits under this arrangement would be equal to 3 times the executive officer’s base salary and annual bonus. Each would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Greenberg, Walsh and Knauss are each entitled to receive a payment equal to the cost he would incur if he enrolled in UGI’s medical and dental plans for 3 years (less the amount he would be required to contribute for such coverage if he were an active employee). This payment would include a tax gross-up payment equal to 75 percent of the total amount payable. Messrs. Greenberg, Walsh and Knauss would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table — Fiscal 2009.”
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
In order to receive benefits under his change in control agreement, each of Messrs. Greenberg, Walsh and Knauss is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries.

Potential Payments Upon Termination or Change in Control Table — Fiscal 2009
The amounts shown in the table below assume that each named executive officer’s termination was effective as of September 30, 2009 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table — Fiscal 2009” and the “Nonqualified Deferred Compensation Table — Fiscal 2009.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

			Equity
			Awards
			with	Nonqualified	Welfare &
	Severance		Accelerated	Retirement	Other
Name & Triggering Event	Pay		Vesting(3)	Benefits(4)	Benefits(5)	Total

E. V.N. Bissell Death	$0		$1,510,888	$0	$0	$1,510,888
Involuntary Termination Without Cause	$1,833,731	(1)	$0	$0	$63,221	$1,896,952
Termination Following Change in Control	$3,038,000	(2)	$2,229,862	$227,850	$2,112,579	$7,608,291

J. E. Sheridan Death	$0		$310,686	$0	$0	$310,686
Involuntary Termination Without Cause	$465,163	(1)	$0	$0	$40,199	$505,362
Termination Following Change in Control	$1,058,246	(2)	$468,481	$99,430	$689,590	$2,315,747

L. R. Greenberg Death	$0		$5,993,474	$0	$0	$5,993,474
Involuntary Termination Without Cause	$6,405,000	(1)	$0	$0	$55,579	$6,460,579
Termination Following Change in Control	$7,472,500	(2)	$8,590,859	$4,567,093	$39,095	$20,669,547

J. L. Walsh Death	$0		$2,458,795	$0	$0	$2,458,795
Involuntary Termination Without Cause	$1,999,939	(1)	$0	$0	$38,747	$2,038,686
Termination Following Change in Control	$4,150,016	(2)	$3,481,043	$1,037,435	$3,523,445	$12,191,939

R. H. Knauss Death	$0		$1,147,721	$0	$0	$1,147,721
Involuntary Termination Without Cause	$1,063,563	(1)	$0	$0	$33,971	$1,097,534
Termination Following Change in Control	$1,905,904	(2)	$1,502,070	$920,678	$1,657,782	$5,986,434

(1)
Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Messrs. Greenberg, Walsh and Knauss, and the AmeriGas Severance Plan for Messrs. Bissell and Sheridan. We assumed that 100 percent of the target annual bonus was paid.

(2)	Amounts shown under “Severance Pay” in the case of termination following a change in control are calculated under the officer’s change in control agreement.

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting”, we assumed (i) the continuation of AmeriGas Partner’s distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2009; and (ii) performance at target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table — Fiscal 2009” and “Non-Qualified Deferred Compensation Table — Fiscal 2009.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $2,038,704 for Mr. Bissell, $1,635,839 for Mr. Knauss, $639,858 for Mr. Sheridan, and $3,484,350 for Mr. Walsh in the event of a change in control.

Compensation of Directors
The table below shows the components of director compensation for Fiscal 2009. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2009

					Change in
					Pension Value
				Non-Equity	and
	Fees Earned			Incentive	Nonqualified	All
	or Paid	Stock	Option	Plan	Deferred	Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(3)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

S. D. Ban	65,000	0	0	0	0	0	65,000

R. C. Gozon	65,000	0	0	0	0	0	65,000

W. J. Marrazzo (1)	75,000	0	0	0	0	0	75,000

G. A. Pratt (1)	80,000	0	0	0	0	0	80,000

M. O. Schlanger (2)	44,236	0	0	0	0	0	44,236

H. B. Stoeckel (1)	75,000	0	0	0	0	0	75,000

J. W. Stratton (2)	20,764	0	0	0	0	0	20,764

(1)
The Partnership pays its non-management directors an annual retainer of $65,000 for Board service. It pays an additional annual retainer of $10,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee is paid an additional annual retainer of $15,000.

(2)
Mr. Schlanger was elected to the Board in January 2009 and received pro-rated fees for partial-year service. Mr. Stratton received pro-rated fees for partial-year service prior to his retirement in January 2009.

(3)	The Partnership pays no meeting attendance fees to its directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners
The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of November 1, 2009. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

		Amount and
		Nature of
		Beneficial
	Name and Address (1)	Ownership of	Percent
Title of Class	of Beneficial Owner	Partnership Units	of Class
Common Units	UGI Corporation	24,691,209 (2)	43%
	AmeriGas, Inc.	24,691,209 (3)	43%
	AmeriGas Propane, Inc.	24,691,209 (4)	43%
	Petrolane Incorporated	7,839,911 (4)	14%

(1)
The address of each of UGI and the General Partner is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated is 2525 N. 12th Street, Suite 360, Reading, PA 19612.

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

Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner
The table below sets forth as of October 1, 2009 the beneficial ownership of Partnership Common Units by each director and each of the Named Executives, as well as by the directors and all of the executive officers of the General Partner as a group. No director, Named Executive or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

	Amount and Nature of
	Beneficial Ownership of
Name of Beneficial Owner	Partnership Common Units (1)
L. R. Greenberg	9,000
J. L. Walsh	7,000	(2)
S. D. Ban	0
R. C. Gozon	5,000
M. O. Schlanger	1,000	(3)
G. A. Pratt	0
W. J. Marrazzo	500	(4)
E. V. N. Bissell	50,359	(5)
R. H. Knauss	14,108
J. E. Sheridan	14,047	(6)
H. B. Stoeckel	0
Directors and executive officers as a group (19 persons)	146,718

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Walsh’s Units are held jointly with his spouse.

(3)	The Units shown are owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s Units.

(4)	Mr. Marrazzo’s Units are held jointly with his spouse.

(5)	Mr. Bissell’s Units are held jointly with his spouse.

(6)	Mr. Sheridan’s Units are held jointly with his spouse.

The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2009, the beneficial ownership of UGI Common Stock by each director and each of the named executive officers, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.5 percent of UGI’s Common Stock. All other directors and executive officers own less than 1 percent of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 2,618,648 shares subject to exercisable options and stock units held by directors under the 2004 plan) represents approximately 3 percent of UGI’s outstanding shares.

	Number of UGI Shares
	and Stock Units and Nature
	of Beneficial Ownership		Number of
	Excluding		Exercisable UGI
Name of Beneficial Owner	UGI Stock Options(1)(4)		Stock Options	Total
L. R. Greenberg	400,712	(2)	1,171,666	1,572,378
J. L. Walsh	87,313	(3)	455,000	542,313
S. D. Ban	71,261		75,000	146,261
R. C. Gozon	121,739		101,400	223,139
M. O. Schlanger	54,912	(5)	89,400	144,312
H. B. Stoeckel	0		0	0
G. A. Pratt	0		0	0
W. J. Marrazzo	0		0	0
E. V.N. Bissell	68,197	(6)	90,000	158,197
R. H. Knauss	26,412		125,000	151,412
J. E. Sheridan	901	(7)	50,666	51,567
Directors and executive officers as a group (19 persons)	891,974		2,429,564	3,321,538

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Greenberg holds 244,255 shares jointly with his spouse.

(3)	Mr. Walsh holds these shares jointly with his spouse.

(4)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Plan. Each Unit will be paid out to the director upon retirement or termination of service from the UGI Board of Directors in the form of shares of UGI Common Stock (65 percent) and cash (35 percent). The number of Units included for the directors is as follows: Dr. Ban 54,765, Mr. Gozon 89,131 and Mr. Schlanger 45,188.

(5)	Includes 2,000 shares owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s shares.

(6)	Mr. Bissell holds these shares jointly with his spouse.

(7)	Mr. Sheridan holds these shares in his 401(k) Savings Plan.
Equity Compensation Plan Information
The following table sets forth information as of the end of Fiscal 2009 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	147,600	0	363,686
Equity compensation plans not approved by security holders	0	0	0

Total	147,600		363,686

(1)
The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees were approved pursuant to Section 6.4 of the Partnership Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc. and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 14 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2009.
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
Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (giving effect to the 1.01% interest of the General Partner in distributions of Available Cash from AmeriGas OLP to the Partnership) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). When Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605.
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2009, these costs totaled approximately $355 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with a formula that has been in effect since commencement of the Partnership. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $500,000 per occurrence and, in the aggregate, $500,000 in excess of the deductible, and stop loss medical coverage. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition to its own liability insurance policy, the Partnership is covered by UGI master policies. These UGI master policies generally include excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI domestic operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2009, the Partnership paid approximately $19.5 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is an affiliate of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $24.3 million during Fiscal 2009. Of this amount, $21.6 million was pursuant to a Product Sales Agreement between Energy Services and AmeriGas OLP which was approved by the Audit Committee of the General Partner’s Board of Directors in 2004. In accordance with the Product Sales Agreement, Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase propane annually at the Atlantic Energy, Inc. terminal in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for an initial term of 5 years with an option to extend the agreement for up to an additional 5 years. Amounts due to Energy Services at September 30, 2009 totaled $1.5 million.

The Partnership sold propane to certain affiliates of UGI which totaled $1.6 million in Fiscal 2009. The highest amount due from affiliates of the Partnership during Fiscal 2009 and at November 1, 2009 was $6.6 million and $5.8 million, respectively.
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
Director Independence
For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance — Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accountants, in Fiscal 2009 and Fiscal 2008 were as follows:

	2009	2008
Audit Fees(1)	$849,000	$830,193
Audit-Related Fees	-0-	-0-
Tax Fees(2)	636,345	682,850
All Other Fees(3)	161,363	-0-

Total Fees for Services Provided	$1,646,708	$1,513,043

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

(2)	Tax Fees were for the preparation of Substitute Schedule K-1 forms for unitholders of the Partnership.

(3)	Fees related to evaluation of the design and operational effectiveness of the information system that supports our Order-to-Cash business process.
In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under “Tax Fees” was compatible with PricewaterhouseCoopers LLP’s independence. The Committee concluded that the independent auditor is independent from the Partnership and its management.
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
Consolidated Balance Sheets as of September 30, 2009 and 2008
Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007
Consolidated Statements of Partners’ Capital for the years ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Quarterly Data for the years ended September 30, 2009 and 2008
(2) Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2009, 2008 and 2007
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or notes thereto contained in this report.
(3) List of Exhibits:
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21

2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

3.1		Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1

3.2		Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

3.3		Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

4
Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.1		Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1

4.2		Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

4.3		Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated as of July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

4.4		Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.5		Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

10.1	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (3/27/07)	10.1

10.2	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 — Terms and Conditions as amended and restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.2

10.3	**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.10

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.4	**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14

10.5	**	UGI Corporation 2009 Deferral Plan	UGI	Form 8-K (12/12/08)	10.1

10.6	**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1

10.7	**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.11

10.8	**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8

10.9	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.7

10.10	**	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees Effective July 1, 2000 and Amended as of January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.6

10.11	**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.44

*10.12	**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as in effect January 1, 2008

10.13	**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.4

10.14	**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended July 30, 2007	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.25

10.15	**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19

10.16	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.8

10.17	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.5

10.18	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.3

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.19	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.1

10.20	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of January 1, 2009	AmeriGas Partners, L.P.	Form 10-Q (3/31/09)	10.2

10.21	**	Description of oral compensation arrangements for Messrs. Greenberg, Knauss and Walsh	UGI	Form 10-K (9/30/09)	10.31

*10.22	**	Description of oral compensation arrangements for Messrs. Bissell and Sheridan

10.23	**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.43

10.24	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Knauss and Walsh	UGI	Form 10-Q (6/30/08)	10.3

10.25	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.1

10.26	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Sheridan	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.2

10.27	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.28	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Sheridan	AmeriGas Partners, L.P.	Form 8-K (8/15/05)	10.1

*10.29	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Knauss

10.30		Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.31		Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.32	Credit Agreement, dated as of April 17, 2009, among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, JPMorgan Chase, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent	AmeriGas Partners, L.P.	Form 8-K (4/17/09)	10.1

10.33	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks, dated as of April 17, 2009	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.3

10.34	Form of Joinder No. 1 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service, Inc. for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.2

10.35	Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

10.36	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

10.37	Form of Joinder No. 2 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service, Inc. for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.1

10.38	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

10.39	Purchase Agreement dated January 30, 2001 and Amended and Restated on August 7, 2001 by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., CP Holdings, Inc., AmeriGas Propane, L.P., AmeriGas Partners, L.P., and AmeriGas Propane, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.40	Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

10.41	Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14

*21	Subsidiaries of the Registrant

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	UGI Corporation Incentive Stock Award Information

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
	By:	AmeriGas Propane, Inc.,
Its General Partner

Date: November 20, 2009	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 19, 2009, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Eugene V. N. Bissell	President and Chief Executive Officer (Principal Executive Officer) and Director
Eugene V. N. Bissell

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ Jerry E. Sheridan	Vice President — Finance and Chief Financial Officer
Jerry E. Sheridan	(Principal Financial Officer)

/s/ William J. Stanczak	Controller and Chief Accounting Officer
William J. Stanczak	(Principal Accounting Officer)

/s/ Stephen D. Ban	Director
Stephen D. Ban

/s/ Richard C. Gozon	Director
Richard C. Gozon

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Gregory A. Pratt	Director
Gregory A. Pratt

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ Howard B. Stoeckel	Director
Howard B. Stoeckel

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2009

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

Report of Independent Registered Public Accounting Firm
To the Partners of AmeriGas Partners, L.P. and the Board of Directors of AmeriGas Propane, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 20, 2009

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
Based on its assessment, management has concluded that the Partnership maintained effective internal control over financial reporting as of September 30, 2009, based on the COSO Framework.
/s/ Eugene V. N. Bissell
Chief Executive Officer
/s/ Jerry E. Sheridan
Chief Financial Officer
/s/ William J. Stanczak
Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$59,213	$10,909
Accounts receivable (less allowances for doubtful accounts of $13,239 and $20,215, respectively)	136,147	218,411
Accounts receivable — related parties	5,851	5,130
Inventories	87,940	144,206
Derivative financial instruments	14,970	13
Collateral deposits	—	17,830
Prepaid expenses and other current assets	12,386	28,597

Total current assets	316,507	425,096

Property, plant and equipment (less accumulated depreciation and amortization of $804,239 and $743,097, respectively)	628,899	616,834
Goodwill	665,663	640,843
Intangible assets (less accumulated amortization of $23,970 and $20,033, respectively)	32,611	27,579
Other assets	13,884	14,721

Total assets	$1,657,564	$1,725,073

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$82,225	$71,466
Accounts payable — trade	115,041	172,800
Accounts payable — related parties	2,252	2,017
Employee compensation and benefits accrued	36,055	31,408
Interest accrued	22,203	23,490
Customer deposits and advances	87,760	106,946
Derivative financial instruments	19,284	55,792
Other current liabilities	55,785	68,642

Total current liabilities	420,605	532,561

Long-term debt	783,419	861,924
Other noncurrent liabilities	77,215	72,490

Total liabilities	1,281,239	1,466,975

Commitments and contingencies (note 13)

Minority interests	11,866	10,723

Partners’ capital:
Common unitholders (units issued — 57,046,388 and 57,009,951, respectively)	367,708	308,186
General partner	3,698	3,094
Accumulated other comprehensive loss	(6,947)	(63,905)

Total partners’ capital	364,459	247,375

Total liabilities and partners’ capital	$1,657,564	$1,725,073

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit)

	Year Ended
	September 30,
	2009	2008	2007

Revenues:
Propane	$2,091,890	$2,624,672	$2,096,080
Other	168,205	190,517	181,295

	2,260,095	2,815,189	2,277,375

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	1,254,332	1,836,917	1,365,071
Cost of sales — other (excluding depreciation shown below)	62,172	71,396	72,125
Operating and administrative expenses	615,152	610,465	562,524
Depreciation	78,528	75,679	71,555
Amortization	5,260	4,723	4,059
Gains on sales of LPG storage facilities	(39,887)	—	(46,117)
Other income, net	(16,005)	(18,855)	(17,572)

	1,959,552	2,580,325	2,011,645

Operating income	300,543	234,864	265,730
Interest expense	(70,340)	(72,886)	(71,487)

Income before income taxes	230,203	161,978	194,243
Income tax expense	(2,593)	(1,672)	(846)
Minority interests	(2,967)	(2,287)	(2,613)

Net income	$224,643	$158,019	$190,784

General partner’s interest in net income	$6,737	$2,278	$5,600

Limited partners’ interest in net income	$217,906	$155,741	$185,184

Income per limited partner unit — basic and diluted (note 2)	$3.59	$2.70	$3.15

Average limited partner units outstanding (thousands):
Basic	57,038	57,005	56,826

Diluted	57,082	57,044	56,862

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$224,643	$158,019	$190,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,788	80,402	75,614
Gains on sales of LPG storage facilities	(39,887)	—	(46,117)
Provision for uncollectible accounts	9,345	15,852	9,544
Other, net	3,287	839	4,856
Net change in:
Accounts receivable	74,134	(51,270)	(17,142)
Inventories	57,847	(19,032)	(18,829)
Accounts payable	(58,124)	8,136	17,819
Collateral deposits	17,830	(17,830)	—
Other current assets	16,210	(5,348)	310
Other current liabilities	(21,575)	10,446	(12,340)

Net cash provided by operating activities	367,498	180,214	204,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(78,739)	(62,756)	(73,764)
Proceeds from disposals of assets	6,880	8,442	5,954
Net proceeds from sales of LPG storage facilities	42,426	—	49,031
Acquisitions of businesses, net of cash acquired	(50,092)	(1,322)	(78,763)

Net cash used by investing activities	(79,525)	(55,636)	(97,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(165,282)	(144,659)	(154,672)
Minority interest activity	(2,400)	(2,138)	(2,144)
Repayment of long-term debt	(71,659)	(1,680)	(1,762)
Proceeds from issuance of Common Units, net of tax withheld	(338)	766	814
Capital contributions from General Partner	10	8	66

Net cash used by financing activities	(239,669)	(147,703)	(157,698)

Cash and cash equivalents increase (decrease)	$48,304	$(23,125)	$(50,741)

CASH AND CASH EQUIVALENTS:
End of year	$59,213	$10,909	$34,034
Beginning of year	10,909	34,034	84,775

Increase (decrease)	$48,304	$(23,125)	$(50,741)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$69,745	$70,801	$69,451
See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

				Accumulated
				other	Total
	Number of		General	comprehensive	partners’
	Common Units	Common	partner	income (loss)	capital
Balance September 30, 2006	56,797,105	$250,493	$2,525	$(31,515)	$221,503

Net income		185,184	5,600		190,784
Net gains on derivative instruments				25,270	25,270
Reclassification of net losses on derivative instruments				21,276	21,276

Comprehensive income		185,184	5,600	46,546	237,330
Distributions		(149,433)	(5,239)		(154,672)
Unit-based compensation expense		489	—		489
Common Units issued in connection with incentive compensation plans	25,392	814	8		822
Common Units issued in connection with acquisition	166,205	5,698	58		5,756

Balance September 30, 2007	56,988,702	293,245	2,952	15,031	311,228

Net income		155,741	2,278		158,019
Net losses on derivative instruments				(25,925)	(25,925)
Reclassification of net gains on derivative instruments				(53,011)	(53,011)

Comprehensive income		155,741	2,278	(78,936)	79,083
Distributions		(142,515)	(2,144)		(144,659)
Unit-based compensation expense		949	—		949
Common Units issued in connection with incentive compensation plans	21,249	766	8		774

Balance September 30, 2008	57,009,951	308,186	3,094	(63,905)	247,375

Net income		217,906	6,737		224,643
Net losses on derivative instruments				(136,786)	(136,786)
Reclassification of net losses on derivative instruments				193,744	193,744

Comprehensive income		217,906	6,737	56,958	281,601
Distributions		(159,139)	(6,143)		(165,282)
Unit-based compensation expense		1,093	—		1,093
Common Units issued in connection with incentive compensation plans, net of tax withheld	36,437	(338)	10		(328)

Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Index to Notes:
Note 1 — Nature of Operations
Note 2 — Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Acquisitions
Note 5 — Sales of Assets
Note 6 — Quarterly Distributions of Available Cash
Note 7 — Debt
Note 8 — Employee Retirement Plans
Note 9 — Inventories
Note 10 — Property, Plant and Equipment
Note 11 — Goodwill and Intangible Assets
Note 12 — Partners’ Capital and Incentive Compensation Plans
Note 13 — Commitments and Contingencies
Note 14 — Related Party Transactions
Note 15 — Other Current Liabilities
Note 16 — Fair Value Measurements
Note 17 — Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments
Note 18 — Other Income, Net
Note 19 — Quarterly Data (Unaudited)
Note 1 — Nature of Operations
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
The Operating Partnerships are engaged in the distribution of propane and related equipment and supplies. The Operating Partnerships comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At September 30, 2009, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 Common Units of AmeriGas Partners. The remaining 32,355,179 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
AmeriGas Partners holds a 99% limited partner interest in AmeriGas OLP. AmeriGas OLP, indirectly through subsidiaries, owns an effective 0.1% general partner interest and a direct approximate 99.9% limited partner interest in Eagle OLP.
AmeriGas Partners and the Operating Partnerships have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner provides management and administrative services to AmeriGas Eagle Holdings, Inc. (“AEH”), the general partner of Eagle OLP, under a management services agreement. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 14).

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 2 — Significant Accounting Policies
Basis of Presentation. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and costs. These estimates are based on management’s knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates and assumptions.
Certain prior-year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation. The consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP and a minority partner’s 0.1% limited partner interest in Eagle OLP (prior to its redemption in July 2009) as minority interests in the consolidated financial statements.
Finance Corps. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners.
Fair Value Measurements. We apply fair value measurements to certain assets and liabilities, principally commodity and interest rate derivative instruments. We adopted new guidance with respect to determining fair value measurements effective October 1, 2008. The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The new guidance clarifies that fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. The new guidance requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. The Partnership did not have any derivative financial instruments categorized as Level 1 at September 30, 2009.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over the counter commodity price swap and option contracts and interest rate protection agreements.

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2009.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. The adoption of the new fair value guidance effective October 1, 2008 did not have a material impact on the financial statements. See Note 16 for additional information on fair value measurements.
Derivative Instruments. We account for derivative instruments and hedging activities in accordance with guidance provided by the Financial Accounting Standards Board (“FASB”) which requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Substantially all of our derivative financial instruments are designated and qualify as cash flow hedges. For cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Cash flows from derivative financial instruments are included in cash flows from operating activities.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and related supplemental information required by GAAP, see Note 17.
Revenue Recognition. Revenues from the sale of propane are recognized principally upon delivery. Revenues from the sale of appliances and equipment are recognized at the later of sale or installation. Revenues from repair or maintenance services are recognized upon completion of services. Revenues from annually billed nonrefundable tank fees are recorded on a straight-line basis over one year. We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis.
Delivery Expenses. Expenses associated with the delivery of propane to customers (including expenses of delivery personnel, vehicle repair and maintenance and general liability expenses) are classified as operating and administrative expenses on the Consolidated Statements of Operations. Depreciation expense associated with delivery vehicles is classified in depreciation on the Consolidated Statements of Operations.
Income Taxes. AmeriGas Partners and the Operating Partnerships are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to their individual partners. The Operating Partnerships have corporate subsidiaries which are directly subject to federal and state income taxes. Accordingly, our consolidated financial statements reflect income taxes related to these corporate subsidiaries. Legislation in certain states allows for taxation of partnerships’ income and the accompanying financial statements reflect state income taxes resulting from such legislation. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders. This is a result of (1) differences between the tax basis and financial reporting basis of assets and liabilities and (2) the taxable income allocation requirements of the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., (“Partnership Agreement”) and the Internal Revenue Code. At September 30, 2009, the financial reporting basis of the Partnership’s assets and liabilities exceeded the tax basis by approximately $241,000.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) results from gains and losses on derivative instruments qualifying as cash flow hedges.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.
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
No depreciation expense is included in cost of sales on the Consolidated Statements of Operations.
Goodwill and Intangible Assets. In accordance with GAAP relating to goodwill and other intangibles, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. We amortize customer relationship and noncompete agreement intangibles over their estimated periods of benefit, which do not exceed 15 years. Goodwill is not amortized but is subject to tests for impairment at least annually. We perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill might be impaired. For purposes of the goodwill impairment test, the Partnership has determined it has one reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into account the market price of AmeriGas Partners Common Units. No provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2009, Fiscal 2008 or Fiscal 2007.
No amortization expense is included in cost of sales on the Consolidated Statements of Operations.
Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2009, Fiscal 2008 or Fiscal 2007.
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount, or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, in excess of associated billings, are classified as customer deposits and advances on the Consolidated Balance Sheets.
Equity-Based Compensation. The General Partner may grant Common Unit awards (“AmeriGas Units” and “AmeriGas Performance Units” each as further described in Note 12) to key employees under its executive and nonexecutive Common Unit plans, and employees of the General Partner may be granted stock options for UGI Common Stock. All of our equity-based compensation is measured at fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their estimated fair value at the grant date and remeasured as of the end of each period.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
For a further description of our equity-based compensation plans and related disclosures, see Note 12.
Environmental Matters. We are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. At September 30, 2009, the Partnership’s accrued liability for environmental investigation and cleanup costs was not material.
Allocation of Net Income. Net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners (“incentive distributions”), if any, in accordance with the Partnership Agreement (see Note 6).
Net Income Per Unit. Income per limited partner unit is computed in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. Thus, in periods when our net income exceeds our aggregate distributions paid and undistributed earnings are above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Theoretical distributions of net income in accordance with this two-class method for Fiscal 2009, Fiscal 2008 and Fiscal 2007 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.23, $0.03 and $0.11, respectively.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation of approximately 44,000 in Fiscal 2009, 39,000 in Fiscal 2008 and 35,000 in Fiscal 2007 reflect the effects of Common Unit awards issued under AmeriGas Propane, Inc. incentive compensation plans.
Segment Information. We have determined that we have a single reportable operating segment that engages in the distribution of propane and related equipment and supplies. No single customer represents ten percent or more of consolidated revenues on an accrual basis. In addition, substantially all of our revenues are derived from sources within the United States and substantially all of our long-lived assets are located in the United States.
Subsequent Events. Management has evaluated the impact of subsequent events through November 20, 2009, the date the financial statements were filed with the U.S. Securities and Exchange Commission, and the effects of such evaluation have been reflected in the financial statements and related disclosures.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 3 — Accounting Changes
Adoption of New Accounting Standards
FASB Accounting Standards Codification. In June 2009, the FASB issued guidance identifying the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements by nongovernmental entities in accordance with GAAP. The guidance has established the FASB Accounting Standards Codification (“Codification”) as the source of such authoritative accounting principles. The identification of the Codification as the source of authoritative accounting principles does not change existing GAAP. The Codification is effective for all financial statements issued after September 15, 2009.
Subsequent Events. On June 30, 2009, we adopted accounting guidance issued by the FASB in May 2009 on accounting and disclosure of subsequent events. The adoption of this guidance did not change our prior accounting practice other than to disclose the date through which subsequent events were evaluated and the basis for that date. Other than this new disclosure, adoption of this guidance did not have a significant impact on our consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities. Effective with our disclosures for the quarter ended March 31, 2009, we adopted accounting guidance issued by the FASB in March 2008 on enhanced disclosures about derivative instruments and hedging activities. The enhanced disclosures provide greater transparency by requiring entities to provide qualitative disclosures about their objectives and strategies for using derivative instruments and quantitative disclosures that detail the fair value amounts of, and gains and losses on, derivative instruments. Disclosures about credit-risk-related contingent features of derivative instruments are also required. See Note 17 for disclosures required by the new guidance.
Fair Value Measurements. On October 1, 2008, we adopted new guidance issued by the FASB in September 2006 on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two amendments to this guidance to exclude leases from the new fair value guidance and to delay the effective date of the new fair value guidance until fiscal years beginning after November 15, 2008 (Fiscal 2010) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of the initial phase of the fair value guidance did not have a material effect on our financial statements and we do not anticipate that the adoption of the remainder of the fair value guidance will have a material effect on our consolidated financial statements. In October 2008, the FASB issued two additional amendments to the fair value guidance which clarify the application of the fair value measurement guidance to financial assets in a market that is not active and when the volume and level of activity for the asset or liability have significantly decreased. These further amendments did not have an impact on our results of operations or financial condition. See Notes 2 and 17 for further information on fair value measurements in accordance with the new guidance.
Offsetting of Amounts Related to Certain Contracts. On October 1, 2008, we adopted accounting guidance issued by the FASB in April 2007 which permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The new guidance requires retrospective application for all periods presented. We have elected to continue our policy of reflecting derivative asset or liability positions, as well as cash collateral, on a gross basis in our Consolidated Balance Sheets. Accordingly, the adoption of the new guidance did not impact our financial statements.
Fair Value Option for Financial Assets and Liabilities. On October 1, 2008, we adopted accounting guidance issued by the FASB in February 2007 by which we may elect to report individual financial instruments and certain items at fair value with changes in fair value reported in earnings. Once made, this election is irrevocable for those items. The adoption of this guidance did not impact our financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
New Accounting Standards Not Yet Implemented
Intangible Asset Useful Lives. In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under GAAP relating to intangible asset accounting and the period of expected cash flows used to measure the fair value of the asset under GAAP relating to business combinations and other applicable accounting literature. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We do not believe the new guidance will have a significant impact on our financial statements.
Business Combinations. In December 2007, the FASB issued new guidance on the accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008 (Fiscal 2010). Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of the new guidance will depend on future acquisitions.
Noncontrolling Interests. Also in December 2007, the FASB issued guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The guidance is effective for us on October 1, 2009 (Fiscal 2010). The new guidance will significantly change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($11,866 and $10,723 at September 30, 2009 and 2008, respectively) will be classified as partners’ capital, a change from its current classification between liabilities and partners’ capital. Earnings attributable to noncontrolling interests ($2,967, $2,287 and $2,613 in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively) will be included in net income, although such income will continue to be deducted to measure income per limited partner unit. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.
Earnings Per Unit. In March 2008, the FASB ratified accounting guidance regarding the application of the two-class method for determining income per unit as it relates to master limited partnerships. This new guidance addresses the application of the two-class method for master limited partnerships when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. The new guidance addresses how current period earnings of a master limited partnership should be allocated to the general partner, limited partners and, when applicable, holders of incentive distribution rights (“IDRs”) when applying accounting guidance regarding the presentation of income per unit. This guidance is effective with the first fiscal year beginning after December 15, 2008 (Fiscal 2010), including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early application is prohibited. While the adoption of this guidance may have an impact on the calculation of income per limited partner unit when distributions paid in contiguous periods differ, such impact is not expected to be material.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 4 — Acquisitions
During Fiscal 2009, the Partnership acquired several retail propane distribution businesses, including all of the assets of the retail propane business of Penn Fuel Propane, LLC (see Note 14), for total net cash consideration of $50,092. During Fiscal 2008, the Partnership acquired several retail propane distribution businesses for total net cash consideration of $2,478 and received a working capital payment refund of $1,157 associated with a Fiscal 2007 acquisition. During Fiscal 2007, the Partnership acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA, and several cylinder refurbishing businesses, for total net cash consideration of $78,763. With respect to the 2007 acquisition of All Star Gas Corporation, the Partnership also issued 166,205 Common Units having a fair value of $5,698 to the General Partner (see Note 14). In conjunction with these acquisitions, liabilities of $3,786 in Fiscal 2009, $2,445 in Fiscal 2008 and $1,516 in Fiscal 2007 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition.
The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2009	2008	2007
Net current assets (liabilities)	$1,916	$(1,010)	$(2,208)
Property, plant and equipment	17,646	2,731	59,439
Goodwill	24,048	751	19,449
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	10,268	2,451	8,238
Other net long-term liabilities	—	—	(98)

Total	$53,878	$4,923	$84,820

The pro forma effects of these transactions were not material.
Note 5 — Sales of Assets
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The Partnership recorded a pre-tax gain of $39,887 associated with this transaction. In July 2007, AmeriGas OLP sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona to Plains LPG Services, L.P. The Partnership recorded a pre-tax gain of $46,117 associated with this transaction. The gains from these transactions are included in “Gains on sales of LPG storage facilities” on our Consolidated Statements of Operations.
Note 6 — Quarterly Distributions of Available Cash
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
Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (giving effect to the 1.01% interest of the General Partner in distributions of Available Cash from AmeriGas OLP to AmeriGas Partners) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). When Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Because the Partnership made distributions to Common Unitholders in excess of $0.605 per limited partner unit beginning with the quarterly distribution paid May 2007, the General Partner has received a greater percentage of the total Partnership distributions than its aggregate 2% general partner interest in AmeriGas Partners and AmeriGas OLP. The total amount of distributions received by the General Partner with respect to its 1% general partner interest in AmeriGas Partners during Fiscal 2009, Fiscal 2008 and Fiscal 2007 totaled $6,144, $2,144 and $5,239, respectively, which amounts included incentive distributions of $4,491, $698 and $3,692, respectively.
Quarterly distributions of Available Cash per limited partner unit during Fiscal 2009, Fiscal 2008 and Fiscal 2007 were as follows:

	2009	2008	2007
1st Quarter	$0.64	$0.61	$0.58
2nd Quarter	0.64	0.61	0.58
3rd Quarter	0.67	0.64	0.61
4th Quarter	0.84	0.64	0.86
On July 27, 2009, the General Partner’s Board of Directors approved a distribution of $0.84 per Common Unit payable on August 18, 2009 to unitholders of record on August 10, 2009. This distribution included the regular quarterly distribution of $0.67 per Common Unit and $0.17 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s sale of its California storage facility in November 2008.
On July 30, 2007, the General Partner’s Board of Directors approved a distribution of $0.86 per Common Unit payable on August 18, 2007 to unitholders of record on August 10, 2007. This distribution included the regular quarterly distribution of $0.61 per Common Unit and $0.25 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s sale of its Arizona storage facility in July 2007.
Note 7 — Debt
Long-term debt comprises the following at September 30:

	2009	2008

AmeriGas Partners Senior Notes:
8.875%, due May 2011	$14,720	$14,767
7.25%, due May 2015	415,000	415,000
7.125%, due May 2016	350,000	350,000
AmeriGas OLP First Mortgage Notes:
Series D, 7.11%, due March 2009	—	70,201
Series E, 8.50%, due July 2010	80,018	80,042
Other	5,906	3,380

Total long-term debt	865,644	933,390
Less current maturities	(82,225)	(71,466)

Total long-term debt due after one year	$783,419	$861,924

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2010 — $82,160; Fiscal 2011 — $15,744; Fiscal 2012 — $964; Fiscal 2013 — $859; Fiscal 2014 — $460.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
AmeriGas Partners Senior Notes. The 8.875% Senior Notes may be redeemed at our option. The 7.25% and 7.125% Senior Notes generally cannot be redeemed at our option prior to May 20, 2010 and 2011, respectively. AmeriGas Partners may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay its 7.25% and 7.125% Senior Notes.
AmeriGas OLP First Mortgage Notes. The General Partner is co-obligor of the Series E First Mortgage Notes. AmeriGas OLP may prepay the Series E First Mortgage Notes, in whole or in part. These prepayments include a make whole premium. AmeriGas OLP may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay the Series E First Mortgage Notes, in whole or in part.
AmeriGas OLP Credit Agreements. AmeriGas OLP has a credit agreement (“Credit Agreement”) consisting of (1) a Revolving Credit Facility and (2) an Acquisition Facility. The General Partner and Petrolane Incorporated, a wholly owned subsidiary of the General Partner, are guarantors of amounts outstanding under the Credit Agreement.
Under the Revolving Credit Facility, AmeriGas OLP may borrow up to $125,000 (including a $100,000 sublimit for letters of credit) which is subject to restrictions in the AmeriGas OLP First Mortgage Notes and Senior Notes indentures (see “Restrictive Covenants” below). The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Revolving Credit Facility expires on October 15, 2011, but may be extended for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder. There were no borrowings outstanding under AmeriGas OLP’s Revolving Credit Facility at September 30, 2009 and 2008. Issued and outstanding letters of credit, which reduce available borrowings under the AmeriGas OLP Revolving Credit Facility, totaled $37,022 and $42,874 at September 30, 2009 and 2008, respectively. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75,000 to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas OLP First Mortgage Notes and the Senior Notes indenture. The Acquisition Facility operates as a revolving facility through October 15, 2011, at which time amounts then outstanding will be immediately due and payable. There were no amounts outstanding under the Acquisition Facility at September 30, 2009 and 2008.
The Revolving Credit Facility and the Acquisition Facility permit AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate (3.25% at September 30, 2009), or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. The margin on Eurodollar Rate borrowings (which ranges from 1.00% to 1.75%) and the Credit Agreement facility fee rate (which ranges from 0.25% to 0.375%) are dependent upon AmeriGas OLP’s ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the Credit Agreement.
In order to provide for increased liquidity, on April 17, 2009, AmeriGas OLP entered into a $75,000 unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75,000 for working capital and general purposes subject to the Restrictive Covenants in the AmeriGas OLP First Mortgage Notes and the Senior Notes indentures. The 2009 Supplemental Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate equal to the higher of the Federal Funds rate plus 0.50%, the agent bank’s prime rate (3.25% at September 30, 2009), or a libor market index rate (0.25% at September 30, 2009) plus 1%, or at a one-week, two-week or one-month Eurodollar rate, as defined in the 2009 Supplemental Credit Agreement, plus a margin. The margin on base rate loans is 2.25% and the margin on Eurodollar loans is 3.25%.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $24,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2009, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 6.
The AmeriGas OLP credit agreements and the First Mortgage Notes restrict the incurrence of additional indebtedness and also restrict certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The AmeriGas OLP credit agreements and First Mortgage Notes require that AmeriGas OLP maintain a maximum ratio of total indebtedness, as defined, to EBITDA, as defined (calculated on a rolling four-quarter basis or eight- quarter basis divided by two), to be less than or equal to 4.0-to-1 with respect to the AmeriGas OLP credit agreements and 5.25-to-1 with respect to the First Mortgage Notes. In addition, the Credit Agreement requires that AmeriGas OLP maintain a ratio of EBITDA to interest expense, as defined, of at least 3.0-to-1 on a rolling four-quarter basis, and a minimum EBITDA. Generally, as long as no default exists or would result, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
At September 30, 2009, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, the applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $900,000.
Note 8 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $7,365 in Fiscal 2009, $7,089 in Fiscal 2008 and $7,039 in Fiscal 2007.
The General Partner sponsors a nonqualified deferred compensation plan that provides benefits for executives in excess of benefits that otherwise would have been provided except for the limits imposed by the Internal Revenue Service. The General Partner also sponsors a nonqualified supplemental executive retirement plan. Costs associated with these plans were not material in Fiscal 2009, Fiscal 2008 and Fiscal 2007.
Note 9 — Inventories
Inventories comprise the following at September 30:

	2009	2008
Propane gas	$67,945	$121,365
Materials, supplies and other	16,489	19,296
Appliances for sale	3,506	3,545

Total inventories	$87,940	$144,206

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 10 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2009	2008
Land	$66,880	$66,153
Buildings and improvements	96,873	91,760
Transportation equipment	73,000	68,254
Storage facilities	121,857	118,650
Equipment, primarily cylinders and tanks	1,035,402	992,532
Other, including construction in process	39,126	22,582

Gross property, plant and equipment	1,433,138	1,359,931
Less accumulated depreciation and amortization	(804,239)	(743,097)

Net property, plant and equipment	$628,899	$616,834

Note 11 — Goodwill and Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following at September 30:

	2009	2008
Subject to amortization:
Customer relationships and noncompete agreements	$56,581	$47,612
Accumulated amortization	(23,970)	(20,033)

	32,611	27,579

Not subject to amortization:
Goodwill	$665,663	$640,843

The increase in intangible assets and goodwill during Fiscal 2009 is the result of business acquisitions (see Note 4). Amortization expense of intangible assets was $5,237 in Fiscal 2009, $4,712 in Fiscal 2008 and $4,037 in Fiscal 2007. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2010 — $5,456; Fiscal 2011 — $5,366; Fiscal 2012 — $5,297; Fiscal 2013 — $4,742; Fiscal 2014 — $3,789.
Note 12 — Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units. In September 2007, in conjunction with a propane business acquisition, the Partnership issued 166,205 Common Units to the General Partner having a fair value of $34.28 per Common Unit (see Note 14).
The General Partner grants equity-based awards to employees comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $3,035, $3,162 and $2,421 in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
Under the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”), the General Partner may award to key employees the right to receive a total of 500,000 AmeriGas Partners Common Units (comprising AmeriGas Performance Units), or cash equivalent to the fair market value of such Common Units. In addition, the 2000 Propane Plan authorizes the crediting of Common Unit distribution equivalents to participants’ accounts. AmeriGas Performance Unit grant recipients are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target amount based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a peer group. Grantees of AmeriGas Performance Units will not receive any award if AmeriGas Partners’ TUR is below the 40th percentile of the peer group; at the 40th percentile, the employee will be paid an award equal to 50% of the target award; and at the 100th percentile will receive 200% of the target award. The actual amount of the award is interpolated between these percentile rankings. Any distribution equivalents earned are paid in cash. Except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Under GAAP relating to equity-based compensation plans, AmeriGas Performance Units are equity awards with a market-based condition, which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units are estimated using a Monte Carlo valuation model. The fair value associated with the target award and the award above the target, if any, which will be paid in AmeriGas Units, is accounted for as equity and the fair value of all distribution equivalents, which will be paid in cash, is accounted for as a liability. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. Expected volatility is based on the historical volatility of AmeriGas Units over a three-year period. The risk-free interest rate is based on rates on U.S. Treasury bonds at the time of grant. Volatility for all entities in the peer group is based on historical volatility.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2009	2008	2007
Risk-free rate	1.0%	3.1%	4.7%
Expected life	3 years	3 years	3 years
Expected volatility	32.0%	17.7%	17.6%
Dividend Yield	9.1%	6.8%	7.1%
We also have a nonexecutive AmeriGas Partners Common Unit plan under which the General Partner may grant awards of up to a total of 200,000 Common Units (comprising AmeriGas Units) to key employees who do not participate in the 2000 Propane Plan. Generally, awards under the nonexecutive plan vest at the end of a three-year period and are paid in Common Units and cash. The General Partner granted awards under the 2000 Propane Plan and the nonexecutive plan representing 60,200, 40,050 and 49,650 Common Units in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, having weighted-average grant date fair values per Common Unit of $31.94, $37.91, and $33.63, respectively. At September 30, 2009 and 2008, awards representing 147,600 and 126,100 Common Units, respectively, were outstanding. At September 30, 2009, 227,986 and 135,700 Common Units were available for future grants under the 2000 Propane Plan and the nonexecutive plan, respectively.
The following table summarizes AmeriGas Unit and AmeriGas Performance Unit award activity for Fiscal 2009:

	Total		Vested		Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Common	Fair Value	Common	Fair Value	Common	Fair Value
	Units	(per Unit)	Units	(per Unit)	Units	(per Unit)
September 30, 2008	126,100	$33.44	39,966	$32.03	86,134	$34.10
Granted	60,200	$31.94	—	$—	60,200	$31.94
Forfeited	(1,500)	$30.70	—	$—	(1,500)	$30.70
Vested	—	$—	48,818	$31.70	(48,818)	$31.70
Unit awards paid	(37,200)	$29.56	(37,200)	$29.56	—	$—

September 30, 2009	147,600	$33.83	51,584	$33.49	96,016	$34.02

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Partnership paid AmeriGas Performance Unit and AmeriGas Unit awards (collectively, “Awards”) in Common Units and cash as follows:

	2009	2008	2007
Number of original Awards granted	38,350	39,767	52,200
Fiscal year granted	2006	2005	2004
Payment of Awards:
AmeriGas Partners Common Units issued	36,437	21,249	25,392
Cash paid	$879	$809	$600
As of September 30, 2009, there was $655 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted average period of 1.6 years. As of September 30, 2009, there was a total of approximately $1,988 of unrecognized compensation cost associated with 147,600 Common Unit awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of Common Units that vested during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $1,645, $2,087 and $1,213, respectively. As of September 30, 2009 and 2008, total liabilities of $1,417 and $1,023 associated with Common Unit awards are reflected in “Employee compensation and benefits accrued” and “Other noncurrent liabilities” in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit awards paid out in AmeriGas Partners Common Units.
Note 13 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and transportation, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $54,277 in Fiscal 2009, $55,825 in Fiscal 2008 and $56,342 in Fiscal 2007.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2010	$48,266
2011	39,695
2012	32,899
2013	26,888
2014	19,675
Thereafter	55,305

Total minimum operating lease payments	$222,728

The Partnership enters into fixed-price contracts with suppliers to purchase a portion of its propane supply requirements. These contracts generally have terms of less than one year. As of September 30, 2009, obligations under these contracts totaled $50,506.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Contingencies
Environmental Matters
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of the contamination, and the possible existence of other potentially responsible parties. The Partnership has communicated the results of its research to DEC and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
Other Matters
On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging AmeriGas OLP’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as to include all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri.
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We are cooperating with these California governmental investigations and we are vigorously defending the lawsuits.
Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane Corporation in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a crossclaim against Columbia Energy Group, former owner of Columbia Propane Corporation, seeking indemnification for conduct undertaken by Columbia Propane Corporation prior to AmeriGas OLP’s acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12,000 plus punitive damages, civil penalties and attorneys’ fees.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
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
We cannot predict with certainty the final results of any of the environmental or other pending claims or legal actions described above. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. In addition to the matters described above, there are other pending claims and legal actions arising in the normal course of our businesses. While the results of these other pending claims and legal actions cannot be predicted with certainty, we believe, after consultation with counsel, the final outcome of such other matters will not have a significant effect on our consolidated financial position, results of operations or cash flows.
Note 14 — Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $355,043 in Fiscal 2009, $345,460 in Fiscal 2008 and $333,565 in Fiscal 2007 include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for UGI’s other operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $12,183 in Fiscal 2009, $11,197 in Fiscal 2008 and $10,820 in Fiscal 2007. In addition, UGI and certain of its subsidiaries provide office space and automobile liability insurance to the Partnership. These expenses totaled $2,848 in Fiscal 2009, $2,328 in Fiscal 2008 and $2,532 in Fiscal 2007.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI, pursuant to a Product Sales Agreement whereby Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The Product Sales Agreement took effect on April 1, 2005 and will continue for an initial term of five years with an option to extend the agreement for up to an additional five years. The price to be paid for product purchased under the agreement will be determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. Purchases of propane by AmeriGas OLP from Energy Services totaled $24,302, $47,307 and $34,654 during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Amounts due to Energy Services at September 30, 2009 and 2008 totaled $1,451 and $1,309, respectively, which are included in accounts payable — related parties in our Consolidated Balance Sheets.
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a second-tier subsidiary of UGI Utilities, Inc., for $32,000 cash plus estimated working capital of $1,621. UGI Utilities, Inc. is a wholly owned subsidiary of UGI. CPP sold propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from borrowings under its Credit Agreement. Pursuant to the acquisition agreement, in February 2009, AmeriGas OLP reached an agreement with UGI Utilities on the working capital adjustment pursuant to which UGI Utilities reimbursed AmeriGas OLP $1,352 plus interest.
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
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material in Fiscal 2009, Fiscal 2008 or Fiscal 2007.
Note 15 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2009	2008
Litigation, property and casualty liabilities	$17,972	$27,831
Taxes other than income taxes	5,537	6,411
Propane exchange liabilities	9,795	12,583
Deferred tank fee revenue	12,225	12,470
Other	10,256	9,347

Total other current liabilities	$55,785	$68,642

Note 16 — Fair Value Measurements
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$—	$15,250	$—	$15,250
Liabilities	$—	$(19,284)	$—	$(19,284)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 17 — Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments
Derivative Instruments and Hedging Activities
The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Because our derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At September 30, 2009, there were 146.1 million gallons of propane hedged with over-the-counter price swap and option contracts. The maximum period over which we are currently hedging propane market price risk is 19 months. We account for commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and minority interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At September 30, 2009, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $10,073.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we may enter into interest rate protection agreements (“IRPAs”). As of September 30, 2009, the total notional amount of the Partnership’s unsettled IRPAs was $150,000. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of debt expected to occur in June 2010. We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI and minority interest, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At September 30, 2009, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $935.
Derivative Financial Instruments Credit Risk
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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of September 30, 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of September 30, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$11,730
Interest rate contracts	Derivative financial instruments	2,249	Derivative financial instruments	$(18,131)

Total Derivatives Designated as Hedging Instruments		$13,979		$(18,131)

Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	$1,271	Derivative financial instruments	$(1,153)

Total Derivatives Not Designated as Hedging Instruments		$1,271		$(1,153)

Total Derivatives		$15,250		$(19,284)

The following table provides information on the effects of derivative instruments on the Consolidated Statement of Operations and changes in AOCI and minority interest for Fiscal 2009:

		Location of
	Loss	Loss	Loss
	Recognized in	Reclassified from	Reclassified from
	AOCI and Minority	AOCI and Minority	AOCI and Minority
Fiscal 2009:	Interest	Interest into Income	Interest into Income

Cash Flow Hedges:
Propane contracts	$(128,214)	Cost of sales	$(193,364)
Interest rate contracts	(10,104)	Interest expense / other income	(2,487)

Total	$(138,318)		$(195,851)

The amounts of derivative gains or losses representing ineffectiveness and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing were not material. The Partnership reclassified losses of $1,659 into income during Fiscal 2009 as a result of the discontinuance of cash flow hedges.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
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

	Asset (Liability)
	Carrying	Estimated
	Amount	Fair Value
2009:
Derivative financial instruments	$(4,034)	$(4,034)
Long-term debt	(865,644)	(836,561)

2008:
Derivative financial instruments	$(59,796)	$(59,796)
Long-term debt	(933,390)	(863,550)
We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt. Fair values of derivative financial instruments are determined in accordance with the FASB’s guidance regarding fair value measurements.
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
Note 18 — Other Income, Net
Other income, net, comprises the following:

	2009	2008	2007
Gains on sales of fixed assets (a)	$2,795	$1,698	$862
Finance charges	11,717	11,822	10,208
Other	1,493	5,335	6,502

Total other income, net	$16,005	$18,855	$17,572

(a)	Excludes gains on sales of LPG storage facilities in Fiscal 2009 and Fiscal 2007 of $39,887 and $46,117, respectively (see Note 5)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 19 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below), which we consider necessary for a fair presentation. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,		September 30,
	2008 (a)	2007	2009	2008	2009	2008	2009	2008
Revenues	$727,064	$748,168	$823,377	$1,006,656	$372,677	$535,129	$336,977	$525,236
Operating income (loss)	$144,766	$73,958	$168,115	$153,287	$4,329	$9,585	$(16,667)	$(1,966)
Net income (loss)	$123,963	$54,305	$147,835	$132,950	$(13,525)	$(8,788)	$(33,630)	$(20,448)
Income (loss) per limited partner unit — basic and diluted (b)	$1.50	$0.87	$1.71	$1.58	$(0.24)	$(0.16)	$(0.64)	$(0.36)

(a)	Includes gain on sale of the Partnership’s California storage facility which increased operating income by $39,887 and net income by $39,484 (see Note 5).

(b)	Theoretical distributions of net income in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing quarterly earnings per limited partner unit for the quarters ended December 31 and March 31 as follows:

Quarter ended:	December 31,		March 31,
	2008	2007	2009	2008
Decrease in income per limited partner unit	$(0.65)	$(0.07)	$(0.85)	$(0.73)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2009	2008
ASSETS
Current assets:
Cash	$965	$959

Total current assets	965	959

Investment in AmeriGas Propane, L.P.	1,161,091	1,043,285
Other assets	7,010	8,207

Total assets	$1,169,066	$1,052,451

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other liabilities	$4,391	$4,812
Accrued interest	20,496	20,496

Total current liabilities	24,887	25,308

Long-term debt	779,720	779,768

Commitments and contingencies (Note 1)

Partners’ capital:
Common unitholders	367,708	308,186
General partner	3,698	3,094
Accumulated other comprehensive loss	(6,947)	(63,905)

Total partners’ capital	364,459	247,375

Total liabilities and partners’ capital	$1,169,066	$1,052,451

Note 1 — Commitments and Contingencies:
The only scheduled principal repayment of long-term debt during the next five fiscal years ending September 30 is $14,640 due May 2011.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2009	2008	2007

Operating (income) expenses, net	$(337)	$(49)	$78
Interest expense	(58,003)	(58,003)	(58,006)

Loss before income taxes	(58,340)	(58,052)	(57,928)
Income tax expense	—	3	30

Loss before equity in income of AmeriGas Propane, L.P.	(58,340)	(58,055)	(57,958)
Equity in income of AmeriGas Propane, L.P.	282,983	216,074	248,742

Net income	$224,643	$158,019	$190,784

General partner’s interest in net income	$6,737	$2,278	$5,600

Limited partners’ interest in net income	$217,906	$155,741	$185,184

Income per limited partner unit — basic and diluted:	$3.59	$2.70	$3.15

Average limited partner units outstanding — basic (thousands)	57,038	57,005	56,826

Average limited partner units outstanding — diluted (thousands)	57,082	57,044	56,862

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2009	2008	2007 (b)

NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$165,616	$144,664	$152,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to AmeriGas Propane, L.P.	—	—	(264)

Net cash used by investing activities	—	—	(264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(165,282)	(144,659)	(154,672)
Proceeds from issuance of Common Units, net of tax withheld	(338)	766	814
Capital contribution from General Partner	10	8	66

Net cash used by financing activities	(165,610)	(143,885)	(153,792)

Increase (decrease) in cash and cash equivalents	$6	$779	$(1,304)

CASH AND CASH EQUIVALENTS:
End of year	$965	$959	$180
Beginning of year	959	180	1,484

Increase (decrease)	$6	$779	$(1,304)

(a)	Includes distributions received from AmeriGas Propane, L.P. of $221,607, $200,983 and $210,996 for the years ended September 30, 2009, 2008 and 2007, respectively.

(b)	During the year ended September 30, 2007, the Partnership issued Common Units to the General Partner at a price of $34.28 per Common Unit in consideration for the retention of certain income tax liabilities relating to the acquisition of All Star Gas Corporation.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2009
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$20,215	$9,345	$(16,321	)(1)	$13,239

Other reserves:
Property and casualty liability	$71,172	$20,482	$(29,398	)(2)	$62,658	(5)

			402	(3)
Environmental, litigation and other	$14,481	$7,867	$(968	)(2)	$21,660

			280	(3)

Year Ended September 30, 2008
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$15,149	$15,852	$(10,786	)(1)	$20,215

Other reserves:
Property and casualty liability	$57,714	$31,498	$(18,040	)(2)	$71,172	(5)

Environmental, litigation and other	$12,056	$4,559	$(2,280	)(2)	$14,481

			146	(3)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2007
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$14,460	$9,544	$(10,131	)(1)	$15,149

			1,276	(4)

Other reserves:
Property and casualty liability	$58,550	$10,987	$(11,823	)(2)	$57,714	(5)

Environmental, litigation and other	$12,680	$90	$(685	)(2)	$12,056

			(29	)(3)

(1)	Uncollectible accounts written off, net of recoveries

(2)	Payments, net of any refunds

(3)	Other adjustments, primarily reclassifications

(4)	Acquisitions

(5)	At September 30, 2009, 2008, and 2007, the Partnership had insurance indemnification receivables associated with its property and casualty liabilities totaling $241, $17,926, and $0, respectively.

EXHIBIT INDEX

Exhibit No.	Description
10.12	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as in effect January 1, 2008

10.22	Description of oral compensation arrangement for Messrs. Bissell and Sheridan

10.29	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Knauss

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99	UGI Corporation Incentive Stock Award Information