Form 10-Q
period 2009-12-31
AMERIGAS PARTNERS LP
filed 2010-02-05
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2010, there were 57,054,888 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

-i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31,	September 30,	December 31,
	2009	2009 (1)	2008 (1)
ASSETS

Current assets:
Cash and cash equivalents	$10,486	$59,213	$42,032
Accounts receivable (less allowances for doubtful accounts of $12,936 $13,239 and $24,610, respectively)	271,065	136,147	267,057
Accounts receivable — related parties	6,888	5,851	4,888
Inventories	119,850	87,940	105,646
Derivative financial instruments	43,757	14,970	600
Collateral deposits	—	—	131,784
Prepaid expenses and other current assets	11,357	12,386	15,856

Total current assets	463,403	316,507	567,863

Property, plant and equipment (less accumulated depreciation and amortization of $821,470, $804,239 and $752,464, respectively)	637,325	628,899	622,639
Goodwill	666,404	665,663	660,597
Intangible assets (less accumulated amortization of $25,363, $23,970 and $21,350, respectively)	32,894	32,611	31,433
Other assets	12,618	13,884	14,476

Total assets	$1,812,644	$1,657,564	$1,897,008

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$82,705	$82,225	$71,249
Bank loans	24,000	—	146,000
Accounts payable — trade	212,845	115,041	179,066
Accounts payable — related parties	4,393	2,252	1,830
Customer deposits and advances	68,293	87,760	83,148
Derivative financial instruments	15,633	19,284	158,369
Other current liabilities	88,452	114,043	86,486

Total current liabilities	496,321	420,605	726,148

Long-term debt	784,146	783,419	861,756
Other noncurrent liabilities	74,224	77,215	89,047

Commitments and contingencies (note 6)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 57,054,888, 57,046,388 and	412,471	367,708	394,350
57,013,951, respectively)
General partner	4,149	3,698	3,963
Accumulated other comprehensive income (loss)	28,799	(6,947)	(188,481)

Total AmeriGas Partners, L.P. partners’ capital	445,419	364,459	209,832
Noncontrolling interests	12,534	11,866	10,225

Total partners’ capital	457,953	376,325	220,057

Total liabilities and partners’ capital	$1,812,644	$1,657,564	$1,897,008

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended
	December 31,
	2009	2008 (1)

Revenues:
Propane	$614,358	$678,628
Other	42,237	48,436

	656,595	727,064

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	375,449	428,469
Cost of sales — other (excluding depreciation shown below)	14,120	17,069
Operating and administrative expenses	146,814	159,985
Depreciation	19,983	19,420
Amortization	1,398	1,323
Gain on sale of California storage facility	—	(39,887)
Other income, net	(3,783)	(4,081)

	553,981	582,298

Operating income	102,614	144,766
Interest expense	(16,493)	(18,725)

Income before income taxes	86,121	126,041
Income taxes	(1,167)	(637)

Net income	84,954	125,404
Less: net income attributable to noncontrolling interests	(995)	(1,441)

Net income attributable to AmeriGas Partners, L.P.	$83,959	$123,963

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$1,407	$1,545

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$82,552	$122,418

Income per limited partner unit — basic and diluted (note 2)
Basic	$1.15	$1.50

Diluted	$1.15	$1.50

Average limited partner units outstanding (thousands):
Basic	57,055	57,014

Diluted	57,105	57,062

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2009	2008 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,954	$125,404
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,381	20,743
Provision for uncollectible accounts	3,236	8,589
Gain on sale of California LPG storage facility	—	(39,887)
Net change in settled accumulated other comprehensive income (loss)	3,841	(11,408)
Other, net	(143)	(1,590)
Net change in:
Accounts receivable	(138,657)	(56,193)
Inventories	(31,725)	39,663
Accounts payable	99,945	5,342
Collateral deposits	—	(113,954)
Other current assets	1,050	12,740
Other current liabilities	(47,302)	(57,449)

Net cash used by operating activities	(3,420)	(68,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(26,726)	(19,139)
Proceeds from disposals of assets	1,566	1,605
Net proceeds from sale of California LPG storage facility	—	42,426
Acquisitions of businesses, net of cash acquired	(4,386)	(33,784)

Net cash used by investing activities	(29,546)	(8,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(39,186)	(37,166)
Noncontrolling interest activity	(687)	(667)
Increase in bank loans	24,000	146,000
Repayment of long-term debt	(201)	(271)
Proceeds from issuance of Common Units, net of tax withheld	310	118
Capital contributions from General Partner	3	1

Net cash (used) provided by financing activities	(15,761)	108,015

Cash and cash equivalents (decrease) increase	$(48,727)	$31,123

CASH AND CASH EQUIVALENTS:
End of period	$10,486	$42,032
Beginning of period	59,213	10,909

(Decrease) increase	$(48,727)	$31,123

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interests	capital

For the three months ended December 31, 2009:
Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459	$11,866	$376,325
Net income attributable to AmeriGas Partners, L.P		82,552	1,407		83,959	995	84,954
Net gains on derivative instruments				44,188	44,188	448	44,636
Reclassification of net gains on derivative instruments				(8,442)	(8,442)	(87)	(8,529)

Comprehensive income		82,552	1,407	35,746	119,705	1,356	121,061
Distributions		(38,227)	(959)		(39,186)	(687)	(39,873)
Unit-based compensation expense		128	—		128	—	128
Common Units issued in connection with incentive compensation plans, net of tax withheld	8,500	310	3		313		313

Balance December 31, 2009	57,054,888	$412,471	$4,149	$28,799	$445,419	$12,535	$457,954

For the three months ended December 31, 2008 (1):
Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375	$10,723	$258,098
Net income attributable to AmeriGas Partners, L.P		122,418	1,545		123,963	1,441	125,404
Net losses on derivative instruments				(179,913)	(179,913)	(1,835)	(181,748)
Reclassification of net losses on derivative instruments				55,337	55,337	563	55,900

Comprehensive loss		122,418	1,545	(124,576)	(613)	169	(444)
Distributions		(36,489)	(677)		(37,166)	(667)	(37,833)
Unit-based compensation expense		117	—		117	—	117
Common Units issued in connection with incentive compensation plans, net of tax withheld	4,000	118	1		119		119

Balance December 31, 2008	57,013,951	$394,350	$3,963	$(188,481)	$209,832	$10,225	$220,057

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
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

The Operating Partnerships are engaged in the distribution of propane and related equipment and supplies. The Operating Partnerships comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 50 states.

At December 31, 2009, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 Common Units of AmeriGas Partners. The remaining 32,363,679 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.

AmeriGas Partners holds a 99% limited partner interest in AmeriGas OLP. AmeriGas OLP, indirectly through subsidiaries, owns an effective 0.1% general partner interest and a direct 99.9% limited partner interest in Eagle OLP.

AmeriGas Partners and the Operating Partnerships have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner provides management and administrative services to AmeriGas Eagle Holdings, Inc. (“AEH”), the general partner of Eagle OLP, under a management services agreement. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 5).

2.	Significant Accounting Policies

The condensed consolidated financial statements include the accounts of AmeriGas Partners and its majority owned subsidiaries principally comprising AmeriGas OLP and Eagle OLP. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP and an unrelated third party’s approximate 0.1% limited partner interest in Eagle OLP (prior to its redemption in July 2009) as noncontrolling interests in the condensed consolidated financial statements.

AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2009 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2009. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

As discussed below, certain prior-period amounts have been adjusted to comply with recently adopted Financial Accounting Standards Board (“FASB”) accounting guidance for the presentation of noncontrolling interests in consolidated financial statements.

Allocation of Net Income Attributable to AmeriGas Partners. Net income attributable to AmeriGas Partners, L.P for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distributions rights (“IDRs”) under the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners (“Partnership Agreement”).

Net Income Per Unit. On October 1, 2009, we adopted new accounting guidance regarding the application of the two-class method for determining income per unit. This new guidance addresses the application of the two-class method for master limited partnerships (“MLPs”) when IDRs are present and entitle the holder of such rights to a portion of distributions from the MLP. The new guidance addresses how current period earnings of the MLP should be allocated to the general partner, limited partners and, when applicable, holders of IDRs.

The new guidance regarding the two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. In periods when our net income attributable to AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. In periods when our Available Cash in respect of the quarter or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership). The new guidance requires retrospective application of the guidance to all periods presented. The retrospective impact of the new guidance did not impact the three months ended December 31, 2008.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table sets forth the allocation of net income attributable to AmeriGas Partners to the limited partners in accordance with the two-class method and the terms of our Partnership Agreement:

	Three Months Ended
	December 31,
	2009	2008
Common Unitholders’ interest in net income attributable to AmeriGas Partners	$65,408	$85,598

Weighted average Common Units outstanding — basic (thousands)	57,055	57,014
Potentially dilutive Common Units (thousands)	50	48

Weighted average Common Units outstanding — diluted (thousands)	57,105	57,062

Theoretical distributions of net income in accordance with the two-class method for the three months ended December 31, 2009 and 2008 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.30 and $0.65, respectively.

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

Reclassifications. In addition to the previously mentioned prior-period adjustments resulting from the adoption of accounting guidance relating to the presentation of noncontrolling interests, we have reclassified certain other prior-period balances to conform to the current-period presentation.

Use of Estimates. We make estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Subsequent Events. Management has evaluated the impact of subsequent events through February 5, 2010, the date the financial statements were filed with the SEC, and the effects of such evaluation have been reflected in the financial statements and related disclosures.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
3.	Accounting Changes

Adoption of New Accounting Standards

Noncontrolling Interests. Effective October 1, 2009, we adopted new guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance significantly changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified within partners’ capital, a change from their prior classification between liabilities and partners’ capital. Earnings attributable to noncontrolling interests are now included in net income and deducted from net income to determine net income attributable to AmeriGas Partners. In addition, changes in a parent’s ownership interest while retaining control are accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary are initially measured at fair value. In accordance with the new guidance, prior periods have been adjusted to conform to the new presentation.

Earnings Per Unit. As previously mentioned, on October 1, 2009, we adopted new accounting guidance regarding the application of the two-class method for determining income per unit as it relates to MLPs. This new guidance addresses the application of the two-class method for MLPs when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. See Net Income Per Unit above for additional information.

Business Combinations. On October 1, 2009, we adopted new guidance on the accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). The new guidance did not have a material effect on the three months ended December 31, 2009.

Intangible Asset Useful Lives. On October 1, 2009, we adopted new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under GAAP relating to intangible asset accounting and the period of expected cash flows used to measure the fair value of the asset under GAAP relating to business combinations and other applicable accounting literature. The new guidance must be applied prospectively to intangible assets acquired after the effective date. The adoption of the new guidance did not impact our financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
4.	Intangible Assets

The Partnership’s intangible assets comprise the following:

	December 31,	September 30,	December 31,
	2009	2009	2008
Subject to amortization:
Customer relationships and noncompete agreements	$58,257	$56,581	$52,783
Accumulated amortization	(25,363)	(23,970)	(21,350)

	$32,894	$32,611	$31,433

Not subject to amortization:
Goodwill	$666,404	$665,663	$660,597

The increase in goodwill and other intangible assets during the three months ended December 31, 2009 principally reflects the effects of acquisitions. Amortization expense of intangible assets was $1,393 and $1,317 for the three months ended December 31, 2009 and 2008, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2010 — $5,456; Fiscal 2011 — $5,366; Fiscal 2012 — $5,297; Fiscal 2013 — $4,742; Fiscal 2014 — $3,789.

5.	Related Party Transactions

Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs which totaled $90,495 and $90,750 for the three months ended December 31, 2009 and 2008, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for UGI’s other operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $1,203 and $2,249 during the three months ended December 31, 2009 and 2008, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. These expenses, net of any recoveries, totaled $88 and $813 during the three months ended December 31, 2009 and 2008, respectively.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI, pursuant to a Product Sales Agreement whereby Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The Product Sales Agreement took effect on May 1, 2005 and will continue until April 30, 2010. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. Purchases of propane by AmeriGas OLP from Energy Services totaled $9,784 and $5,874 during the three months ended December 31, 2009 and 2008, respectively. Amounts due to Energy Services at December 31, 2009, September 30, 2009 and December 31, 2008 totaled $3,982, $1,451 and $1,081, respectively, which are included in accounts payable — related parties in our Condensed Consolidated Balance Sheets.

The Partnership also sells propane to other affiliates of UGI. Such amounts were not material during the three months ended December 31, 2009 and 2008, respectively.
6.	Commitments and Contingencies
Environmental Matters

By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partner has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of the contamination, and the possible existence of other potentially responsible parties. The Partnership has communicated the results of its research to DEC and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as to include all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide in 2008 and 2009. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri.

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

7.	Fair Value Measurement

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2009 and 2008:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative financial instruments:
December 31, 2009:
Assets	$—	$43,864	$—	$43,864
Liabilities	$—	$(15,633)	$—	$(15,633)
December 31, 2008:
Assets	$—	$623	$—	$623
Liabilities	$—	$(174,860)	$—	$(174,860)

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At December 31, 2009, there were 93.8 million gallons of propane hedged with over-the-counter price swap and option contracts. The maximum period over which we are currently hedging propane market price risk is 15 months with a weighted average of 3 months. We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At December 31, 2009, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $40,615.

Interest Rate Risk

Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we may enter into interest rate protection agreements (“IRPAs”). At December 31, 2009, the total notional amount of the Partnership’s unsettled IRPAs was $150,000. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of debt expected to occur in June 2010. We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI and noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At December 31, 2009, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $1,048.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Derivative Financial Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the form of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2009. We generally do not have credit-risk-related contingent features in our derivative contracts.

The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of December 31, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
As of December 31, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$38,366	Derivative financial instruments	$—
Interest rate contracts	Derivative financial instruments	3,856	Derivative financial instruments	(14,049)

Total Derivatives Designated as Hedging Instruments		$42,222		$(14,049)

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$1,642	Derivative financial instruments	$(1,584)

Total Derivatives Not Designated as Hedging Instruments		$1,642		$(1,584)

Total Derivatives		$43,864		$(15,633)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information on the effects of derivative instruments on the consolidated statement of operations and changes in AOCI and noncontrolling interest for the three months ended December 31, 2009:

Three Months Ended December 31, 2009

		Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$38,947	Cost of sales	$8,664
Interest rate contracts	5,689	Interest expense /other income	(135)

Total	$44,636		$8,529

The amounts of derivative gains or losses representing ineffectiveness and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing were not material. The amount of net gains or losses associated with propane contracts not designated as hedging instruments was not material during the three months ended December 31, 2009.

Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amounts and estimated fair values of our remaining financial instrument assets and (liabilities) at December 31, 2009 (including unsettled derivative instruments) are as follows:

	Asset (Liability)
	Carrying	Estimated
	Amount	Fair Value
Derivative instruments	$28,231	$28,231
Long-term debt	$(866,851)	$(867,392)
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended December 31, 2009 (“2009 three-month period”) with the three months ended December 31, 2008 (“2008 three-month period”).
Executive Overview
Net income attributable to AmeriGas Partners for the 2009 three-month period was $84.0 million compared with net income attributable to AmeriGas Partners for the 2008 three-month period of $124.0 million. The 2008 three-month period net income attributable to AmeriGas Partners includes a $39.5 million gain on the sale of our California storage facility in November 2008. LPG wholesale prices increased approximately 40% during the 2009 three-month period compared with wholesale propane prices that decreased more than 50% from the beginning to the end of the 2008 three-month period. Average temperatures in the Partnership’s service territories were slightly colder in the 2009 three-month period compared with the prior-year period. Notwithstanding the colder weather, retail volumes were 4% lower reflecting the continuing impact of the recession and customer conservation. Total margin declined in the 2009 three-month period primarily due to the lower retail volumes sold. The decline in total margin was substantially offset by lower operating and administrative expenses.
As further described in Note 3 to condensed consolidated financial statements, effective October 1, 2009, we adopted guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified as a component of partners’ capital on the Condensed Consolidated Balance Sheets, a change from its prior classification between liabilities and partners’ capital. Earnings attributable to noncontrolling interests are now included in net income and deducted from net income to determine net income attributable to AmeriGas Partners. In accordance with the new guidance, prior-year periods have been adjusted. The new guidance had no effect on basic or diluted earnings per unit.

AMERIGAS PARTNERS, L.P.
2009 three-month period compared with 2008 three-month period

			Increase
Three Months Ended December 31,	2009	2008	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	267.4	278.2	(10.8)	(3.9)%
Wholesale	44.6	41.4	3.2	7.7%

	312.0	319.6	(7.6)	(2.4)%

Revenues:
Retail propane	$560.9	$634.9	$(74.0)	(11.7)%
Wholesale propane	53.5	43.7	9.8	22.4%
Other	42.2	48.5	(6.3)	(13.0)%

	$656.6	$727.1	$(70.5)	(9.7)%

Total margin (a)	$267.0	$281.5	$(14.5)	(5.2)%
EBITDA (b)	$123.0	$164.1	$(41.1)	(25.0)%
Operating income	$102.6	$144.8	$(42.2)	(29.1)%
Net income attributable to AmeriGas Partners	$84.0	$124.0	$(40.0)	(32.3)%
Heating degree days — % colder (warmer) than normal (c)	1.3%	(0.8)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in the three months ended December 31, 2008 includes a pre-tax gain of $39.9 million from the sale of a California LPG storage facility.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended
	December 31,
	2009	2008

Net income attributable to AmeriGas Partners	$84.0	$124.0
Income tax expense	1.1	0.7
Interest expense	16.5	18.7
Depreciation	20.0	19.4
Amortization	1.4	1.3

EBITDA	$123.0	$164.1

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were 1.3% colder than normal during the 2009 three-month period compared with temperatures in the prior-year period that were 0.8% warmer than normal. Notwithstanding the slightly colder 2009 three-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the continuing adverse effects of the economic recession on commercial and motor fuel customers and continued customer conservation.
Retail propane revenues declined $74.0 million during the 2009 three-month period reflecting a $49.4 million decrease due to lower average selling prices and a $24.6 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $9.7 million principally reflecting higher year-over-year wholesale selling prices and higher wholesale volumes sold. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% higher in the 2009 three-month period compared to such prices in the 2008 three-month period. The higher average wholesale propane commodity prices in the current year reflect the effects of an increase in wholesale propane commodity prices during the current-year period and a precipitous decline in such prices during the 2008 three-month period. At December 31, 2009, wholesale propane commodity prices at Mont Belvieu were $1.32 a gallon compared with $0.62 a gallon at December 31, 2008. Other non-propane revenues were lower in the 2009 three-month period due in large part to lower fee, hauling and terminal revenues. Total cost of sales decreased $55.9 million to $389.6 million principally reflecting the effects of the lower propane product costs and lower volume sales.
Total margin was $14.5 million lower in the 2009 three-month period primarily due to the lower retail volumes sold.
The $41.1 million decrease in EBITDA during the 2009 three-month period reflects the absence of a $39.9 million pre-tax gain recorded in the prior-year period associated with the November 2008 sale of the Partnership’s California LPG storage facility and the previously mentioned lower 2009 three-month period total margin. The reduction in total margin was substantially offset by lower operating and administrative expenses, principally lower uncollectible accounts expense and lower general insurance and uninsured litigation expenses.

AMERIGAS PARTNERS, L.P.
Operating income in the 2009 three-month period decreased $42.2 million reflecting the $41.1 million decrease in EBITDA, principally due to the previously mentioned absence of the gain from the sale of the Partnership’s California storage facility, and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year. Net income attributable to AmeriGas Partners decreased $40.0 million during the 2009 three-month period largely reflecting the decrease in operating income and higher income tax expense partially offset by lower interest expense on bank loan borrowings and lower interest on long-term debt. Bank loan borrowings were significantly greater in the prior-year three-month period as a result of the need to fund counterparty collateral deposits associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at December 31, 2009 totaled $890.9 million (including current maturities of long-term debt of $82.7 million) compared with total debt outstanding of $865.6 million (including current maturities of long-term debt of $82.2 million) at September 30, 2009. Total debt outstanding at December 31, 2009 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $7.2 million of other long-term debt. At December 31, 2009, there was $24 million of borrowings outstanding under AmeriGas OLP’s credit agreements (as further described below). There were no such borrowings at September 30, 2009 and $146 million of credit agreement borrowings at December 31, 2008. The significantly higher credit agreement borrowings at December 31, 2008 reflect higher borrowings needed in the prior year to fund counterparty collateral deposits associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three banks. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes.

AMERIGAS PARTNERS, L.P.
At December 31, 2009, there were $24 million of borrowings outstanding under the Credit Agreements and no amounts outstanding under the 2009 Supplement Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $36.1 million at December 31, 2009. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2009 three-month period were $13.2 million and $48.0 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2008 three-month period were $131.8 million and $184.5 million, respectively. As previously mentioned, the higher average and peak bank loan borrowings in the prior year three-month period resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred early in Fiscal 2009. At December 31, 2009, the Partnership’s available borrowing capacity under the credit agreements was $214.9 million.
AmeriGas Partners expects to issue $150 million of long-term debt during the summer of 2010. The proceeds from the issuance of such long-term debt is expected to be used to repay $80 million of maturing AmeriGas OLP Series E First Mortgage Notes and for general Partnership purposes.
Based on existing cash balances, cash expected to be generated from operations, borrowings available under AmeriGas OLP’s credit agreements and the previously mentioned issuance of AmeriGas Partners’ long-term debt, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010.
During the three months ended December 31, 2009, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.67 per Common Unit for the quarter ended September 30, 2009. The quarterly distribution of $0.67 per limited partner unit for the quarter ended December 31, 2009 will be paid on February 18, 2010 to holders of record on February 10, 2010. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
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

AMERIGAS PARTNERS, L.P.
Cash flow used by operating activities was $3.4 million in the 2009 three-month period compared to $68.0 million in the 2008 three-month period. Cash flow from operating activities before changes in operating working capital was $113.3 million in the 2009 three-month period compared with $101.9 million in the prior-year period principally reflects the amount and timing of recognition of gains (losses) on settled derivative commodity contracts. Cash required to fund changes in operating working capital totaled $116.7 million in the 2009 three-month period compared with $169.9 million in the prior-year period. The decrease in cash required to fund operating working capital in the current-year period principally reflects the absence of $114.0 million of cash required to fund counterparty collateral requirements in the prior-year period and the timing and amount of cash payments for purchases of propane partially offset by greater cash required to fund accounts receivable and inventories.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $29.5 million in the 2009 three-month period compared with $8.9 million in the prior-year period. We spent $26.7 million for property, plant and equipment (comprising $10.4 million of maintenance capital expenditures and $16.3 million of growth capital expenditures) in the 2009 three-month period compared with $19.1 million (comprising $8.6 million of maintenance capital expenditures and $10.5 million of growth capital expenditures) in the 2008 three-month period. The greater capital expenditures in the 2009 three-month period include expenditures associated with an ongoing system software replacement and accelerated opportunistic purchases of cylinders for our AmeriGas Cylinder Exchange program. In November 2008, the Partnership sold its California LPG storage facility for net cash proceeds of $42.4 million.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $15.8 million in the 2009 three-month period compared with cash provided by financing activities of $108.0 million in the prior-year period. Distributions in the 2009 three-month period totaled $39.2 million compared with $37.2 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. There were $24 million of borrowings under the credit agreements during the 2009 three-month period compared to $146 million during the 2008 three-month period. The higher amount of borrowings in the prior-year period reflects in large part greater borrowings to fund counterparty collateral deposits.

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
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2009. It also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane and (2) the three-month LIBOR:

	Fair Value -
	Asset	Change in
(Millions of dollars)	(Liability)	Fair Value
December 31, 2009:
Propane swap and option contracts	$38.4	$(12.1)
Interest rate protection agreements	$(10.2)	$(5.3)
Because the Partnership’s derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage propane price or interest rate risk would be substantially offset by gains or losses on the associated anticipated transactions.

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
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.1	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2009

10.2	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009	UGI	Form 10-Q (12/31/09)	10.1

10.3	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees	UGI	Form 10-Q (12/31/09)	10.2

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: February 5, 2010	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: February 5, 2010	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

10.1	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2009.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.