Form 10-Q
period 2010-03-31
AMERIGAS PARTNERS LP
filed 2010-05-07
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2010 there were 57,088,509 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

-i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,		March 31,
	2010	2009		2009
ASSETS

Current assets:
Cash and cash equivalents	$9,852	$59,213		$10,211
Accounts receivable (less allowances for doubtful accounts of $17,053 $13,239 and $28,558, respectively)	302,516	136,147		265,711
Accounts receivable — related parties	6,833	5,851		5,814
Inventories	115,806	87,940		92,917
Derivative financial instruments	7,932	14,970		244
Collateral deposits	—	—		11,862
Prepaid expenses and other current assets	14,053	12,386		11,421

Total current assets	456,992	316,507		398,180

Property, plant and equipment (less accumulated depreciation and amortization of $839,475, $804,239 and $769,711, respectively)	636,949	628,899		623,929
Goodwill	666,510	665,663		661,263
Intangible assets, net	32,913	32,611		30,775
Other assets	11,943	13,884		13,655

Total assets	$1,805,307	$1,657,564		$1,727,802

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$82,787	$82,225		$1,119
Bank loans	23,000	—		—
Accounts payable — trade	152,285	115,041		141,389
Accounts payable — related parties	3,210	2,252		2,735
Customer deposits and advances	38,401	87,760		41,822
Derivative financial instruments	16,977	19,284		61,395
Other current liabilities	104,813	114,043		95,850

Total current liabilities	421,473	420,605		344,310

Long-term debt	784,369	783,419		861,576
Other noncurrent liabilities	69,713	77,215		99,403

Commitments and contingencies (note 6)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 57,088,509, 57,046,388 and 57,046,388, respectively)	507,077	367,708		504,113
General partner	5,116	3,698		5,079
Accumulated other comprehensive income (loss)	4,169	(6,947)		(99,042)

Total AmeriGas Partners, L.P. partners’ capital	516,362	364,459		410,150

Noncontrolling interests	13,390	11,866	(1)	12,363	(1)

Total partners’ capital	529,752	376,325	(1)	422,513	(1)

Total liabilities and partners’ capital	$1,805,307	$1,657,564		$1,727,802

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2010	2009		2010	2009

Revenues:
Propane	$845,043	$780,123		$1,459,401	$1,458,751
Other	41,058	43,254		83,295	91,690

	886,101	823,377		1,542,696	1,550,441

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	529,393	460,189		904,842	888,658
Cost of sales — other (excluding depreciation shown below)	10,344	13,737		24,464	30,806
Operating and administrative expenses	166,096	165,118		312,910	325,103
Depreciation	19,931	19,581		39,914	39,001
Amortization	1,907	1,313		3,305	2,636
Gain on sale of California storage facility	—	—		—	(39,887)
Other expense (income), net	5,182	(4,676)		1,399	(8,757)

	732,853	655,262		1,286,834	1,237,560

Operating income	153,248	168,115		255,862	312,881
Interest expense	(16,710)	(17,795)		(33,203)	(36,520)

Income before income taxes	136,538	150,320		222,659	276,361
Income taxes	(549)	(774)		(1,716)	(1,411)

Net income	135,989	149,546	(1)	220,943	274,950 (1)
Less: net income attributable to noncontrolling interests	(1,506)	(1,711)	(1)	(2,501)	(3,152) (1)

Net income attributable to AmeriGas Partners, L.P.	$134,483	$147,835	(1)	$218,442	$271,798 (1)

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$1,913	$1,783		$3,319	$3,329

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$132,570	$146,052		$215,123	$268,469

Income per limited partner unit — basic and diluted (note 2)
Basic	$1.59	$1.71		$2.74	$3.21

Diluted	$1.59	$1.71		$2.74	$3.21

Average limited partner units outstanding (thousands):
Basic	57,077	57,046		57,066	57,030

Diluted	57,124	57,081		57,114	57,071

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,943	$274,950 (1)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,219	41,637
Provision for uncollectible accounts	7,503	12,751
Loss on interest rate hedges	12,193	—
Gain on sale of California LPG storage facility	—	(39,887)
Net change in settled accumulated other comprehensive income (loss)	4,020	(7,985)
Other, net	161	(1,418) (1)
Net change in:
Accounts receivable	(173,986)	(59,480)
Inventories	(27,480)	52,392
Accounts payable	38,201	(30,958)
Collateral deposits	—	5,968
Other current assets	(1,645)	17,175
Other current liabilities	(65,368)	(89,636)

Net cash provided by operating activities	57,761	175,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(45,384)	(37,894)
Proceeds from disposals of assets	2,554	4,161
Net proceeds from sale of California LPG storage facility	—	42,426
Acquisitions of businesses, net of cash acquired	(7,259)	(38,456)

Net cash used by investing activities	(50,089)	(29,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(78,395)	(74,353)
Noncontrolling interest activity	(1,087)	(1,126)
Increase in bank loans	23,000	—
Repayment of long-term debt	(1,134)	(70,637)
Proceeds associated with equity based compensation plans, net of tax withheld	566	(338)
Capital contributions from General Partner	17	10

Net cash used by financing activities	(57,033)	(146,444)

Cash and cash equivalents decrease	$(49,361)	$(698)

CASH AND CASH EQUIVALENTS:
End of period	$9,852	$10,211
Beginning of period	59,213	10,909

Decrease	$(49,361)	$(698)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas			Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling		partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interests		capital

For the six months ended March 31, 2010:
Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459	$11,866		$376,325	(1)
Net income attributable to AmeriGas Partners, L.P		215,123	3,319		218,442	2,501		220,943
Net gains on derivative instruments				32,393	32,393	330		32,723
Reclassification of net gains on derivative instruments				(21,277)	(21,277)	(220)		(21,497)

Comprehensive income		215,123	3,319	11,116	229,558	2,611		232,169
Distributions		(76,476)	(1,918)		(78,394)	(1,087)		(79,481)
Unit-based compensation expense		1,073	—		1,073	—		1,073
Common Units issued in connection with incentive compensation plans, net of tax withheld	42,121	(351)	17		(334)			(334)

Balance March 31, 2010	57,088,509	$507,077	$5,116	$4,169	$516,362	$13,390		$529,752

				Accumulated	Total
				other	AmeriGas			Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling		partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interests		capital

For the six months ended March 31, 2009:
Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375	$10,723	(1)	$258,098	(1)
Net income attributable to AmeriGas Partners, L.P		268,469	3,329		271,798	3,152	(1)	274,950	(1)
Net losses on derivative instruments				(182,235)	(182,235)	(1,859)	(1)	(184,094)	(1)
Reclassification of net losses on derivative instruments				147,098	147,098	1,473	(1)	148,571	(1)

Comprehensive income		268,469	3,329	(35,137)	236,661	2,766	(1)	239,427	(1)
Distributions		(72,999)	(1,354)		(74,353)	(1,126)	(1)	(75,479)	(1)
Unit-based compensation expense		795	—		795	—	(1)	795	(1)
Common Units issued in connection with incentive compensation plans, net of tax withheld	36,437	(338)	10		(328)			(328)	(1)

Balance March 31, 2009	57,046,388	$504,113	$5,079	$(99,042)	$410,150	$12,363	(1)	$422,513	(1)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
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
The Operating Partnerships are engaged in the distribution of propane and related equipment and supplies. The Operating Partnerships comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in 50 states.
At March 31, 2010, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 Common Units of AmeriGas Partners. The remaining 32,397,300 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
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
The new guidance regarding the two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. In periods when our net income attributable to AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. In periods when our Available Cash in respect of the quarter or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership). The new guidance requires retrospective application of the guidance to all periods presented. The retrospective application of the new guidance did not impact the three or six months ended March 31, 2009.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table sets forth the allocation of net income attributable to AmeriGas Partners to the limited partners in accordance with the two-class method and the terms of our Partnership Agreement:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Common Unitholders’ interest in net income attributable to AmeriGas Partners	$90,942	$97,669	$156,350	$183,267

Weighted average Common Units outstanding — basic (thousands)	57,077	57,046	57,066	57,030
Potentially dilutive Common Units (thousands)	47	35	48	41

Weighted average Common Units outstanding — diluted (thousands)	57,124	57,081	57,114	57,071

Theoretical distributions of net income in accordance with the two-class method for the three months ended March 31, 2010 and 2009 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.73 and $0.85, respectively. Theoretical distributions of net income in accordance with the two-class method for the six months ended March 31, 2010 and 2009 resulted in an increased allocation of net income to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $1.03 and $1.49, respectively.
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
Business Combinations. Effective October 1, 2009, we adopted new guidance on the accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. Among the more significant changes in accounting for acquisitions are (1) transaction costs are generally expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, are generally recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets are recognized in operations (rather than decreases in goodwill). The new guidance did not have a material effect on our financial statements for the three or six months ended March 31, 2010.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Fair Value Measurements. On January 1, 2010, the FASB issued new guidance with respect to fair value measurements disclosures. The new guidance requires additional disclosure related to transfers between Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3. The new guidance clarifies existing disclosure guidance about inputs and valuation techniques for fair value measurements and levels of disaggregation. We apply fair value measurements to certain assets and liabilities, principally commodity and interest rate derivative instruments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009 (Fiscal 2011) and interim periods thereafter. The adoption of the new guidance for the quarter ended March 31, 2010 did not have a material effect on our disclosures.
4.	Intangible Assets
The Partnership’s intangible assets comprise the following:

	March 31,	September 30,	March 31,
	2010	2009	2009
Subject to amortization:
Customer relationships and noncompete agreements	$59,768	$56,581	$53,433
Accumulated amortization	(26,855)	(23,970)	(22,658)

	$32,913	$32,611	$30,775

Not subject to amortization:
Goodwill	$666,510	$665,663	$661,263

The increase in goodwill and other intangible assets during the six months ended March 31, 2010 principally reflects the effects of acquisitions. Amortization expense of intangible assets was $1,492 and $1,308 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense of intangible assets was $2,885 and $2,625 for the six months ended March 31, 2010 and 2009, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2010 — $5,830; Fiscal 2011 — $5,865; Fiscal 2012 — $5,790; Fiscal 2013 — $5,206; Fiscal 2014 — $4,258.
5.	Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs which totaled $97,634 and $188,129 for the three and six months ended March 31, 2010, respectively, and $92,947 and $182,232 for the three and six months ended March 31, 2009, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for UGI’s other operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $4,668 and $5,872 during the three and six months ended March 31, 2010, respectively, and $5,324 and $7,573 during the three and six months ended March 31, 2009, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. These expenses, net of any recoveries, totaled $546 and $634 during the three and six months ended March 31, 2010, respectively, and $792 and $1,609 during the three and six months ended March 31, 2009, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI, pursuant to a propane sales agreement (“Product Sales Agreement”) whereby Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The Product Sales Agreement, which was originally scheduled to terminate on April 30, 2010, was amended to extend the initial termination date to April 30, 2015 and to provide for an option to extend beyond that date for an additional five years. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. Purchases of propane by AmeriGas OLP from Energy Services totaled $23,973 and $33,756 during the three and six months ended March 31, 2010, respectively, and $13,507 and $19,381 during the three and six months ended March 31, 2009, respectively. Amounts due to Energy Services at March 31, 2010, September 30, 2009 and March 31, 2009 totaled $1,004, $1,451 and $1,621, respectively, which are included in accounts payable — related parties in our Condensed Consolidated Balance Sheets.
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material during the periods presented.
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
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
7.	Fair Value Measurement
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2010, September 30. 2009 and March 31, 2009:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010:
Derivative financial instruments:
Commodity contracts	$—	$5,122	$—	$5,122
Interest rate contracts	$—	$(14,142)	$—	$(14,142)

September 30, 2009:
Derivative financial instruments:
Commodity contracts	$—	$11,848	$—	$11,848
Interest rate contracts	$—	$(15,881)	$—	$(15,881)

March 31, 2009:
Derivative financial instruments:
Commodity contracts	$—	$(64,331)	$—	$(64,331)
Interest rate contracts	$—	$(23,003)	$—	$(23,003)
The fair values of our non-exchange traded commodity derivatives are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. The fair values of interest rate contracts are based upon third-party quotes or indicative values based on recent market transactions.
Other Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at March 31, 2010 were $867,156 and $874,106, respectively. The carrying amount and estimated fair value of our long-term debt at March 31, 2009 were $862,695 and $810,849, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At March 31, 2010, there were 71.2 million gallons of propane hedged with over-the-counter price swap and option contracts. The maximum period over which we are currently hedging propane market price risk is 24 months with a weighted average of 6 months. We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At March 31, 2010, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $7,562.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we may enter into interest rate protection agreements (“IRPAs”). During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150,000 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the AmeriGas OLP $75,000 unsecured revolving credit facility (“2009 Supplemental Credit Agreement”). As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated Fiscal 2010 $150,000 long-term debt issuance and recorded a $12,193 loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Operations. These interest rate protection agreements were settled in cash in April 2010. There are no other IRPAs outstanding at March 31, 2010. At March 31, 2010, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $538.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the form of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2010. We generally do not have credit-risk-related contingent features in our derivative contracts.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of March 31, 2010 and 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31, 2010	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$5,120	Derivative financial instruments	$—

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$2	Derivative financial instruments	$—

Interest rate contracts (a)	Derivative financial instruments	2,835	Derivative financial instruments	(16,977)

Total Derivatives Not Designated as Hedging Instruments		$2,837		$(16,977)

Total Derivatives		$7,957		$(16,977)

	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:

Propane contracts		$—	Derivative financial instruments and Other noncurrent liabilities	$(64,378)

Interest rate contracts	Other assets	175	Other noncurrent liabilities	(23,178)

Total Derivatives Designated as Hedging Instruments		$175		$(87,556)

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$244	Derivative financial instruments	$(197)

Total Derivatives		$419		$(87,753)

(a)	Amounts represent fair value of IRPAs for which cash flow hedge accounting was discontinued in March 2010.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2010:
Three Months Ended March 31, 2010

		Location of
	(Loss)	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(7,962)	Cost of sales	$25,295
Interest rate contracts	(3,950)	Interest expense / other income	(12,327)

Total	$(11,912)		$12,968

Six Months Ended March 31, 2010

		Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$30,984	Cost of sales	$33,959
Interest rate contracts	1,739	Interest expense / other income	(12,462)

Total	$32,723		$21,497

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2009:
Three Months Ended March 31, 2009

		Location of
	Gain or (Loss)	(Loss)	(Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(3,709)	Cost of sales	$(90,086)
Interest rate contracts	1,364	Interest expense / other income	(2,585)

Total	$(2,345)		$(92,671)

Six Months Ended March 31, 2009

		Location of
	(Loss)	(Loss)	(Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(166,868)	Cost of sales	$(145,852)
Interest rate contracts	(17,226)	Interest expense / other income	(2,719)

Total	$(184,094)		$(148,571)

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing, were not material. The Partnership recorded losses of $12,193 in March 2010 as a result of the discontinuance of cash flow hedge accounting for IRPAs, as previously mentioned, and in March 2009 recorded losses of $1,659 as a result of the discontinuance of cash flow hedge accounting associated with IRPAs. The amount of net gains or losses associated with propane contracts not designated as hedging instruments was not material during the three or six months ended March 31, 2010 or 2009.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
9.	Gain on Sale of California Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The Partnership recorded a pre-tax gain of $39,887 associated with this transaction. The gain from this transaction is included in “Gain on sale of California storage facility” on our Condensed Consolidated Statements of Operations for the six months ended March 31, 2009.

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
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended March 31, 2010 (“2010 three-month period”) with the three months ended March 31, 2009 (“2009 three-month period”) and (2) the six months ended March 31, 2010 (“2010 six-month period”) with the six months ended March 31, 2009 (“2009 six-month period”).
Executive Overview
Net income attributable to AmeriGas Partners for the 2010 three-month period was $134.5 million compared with net income attributable to AmeriGas Partners for the 2009 three-month period of $147.8 million. The 2010 three-month period results reflect the effects of a $12.2 million loss associated with the discontinuance of interest rate hedges. Average wholesale propane prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 85% higher during the 2010 three-month period compared with such average wholesale propane prices during the 2009 three-month period. The significantly lower average wholesale propane prices in the prior-year three-month period followed a precipitous decline in prices that occurred principally during the first quarter of Fiscal 2009. Average temperatures in the Partnership’s service territories were approximately normal in the 2010 three-month period compared with average temperatures in the prior-year period that were approximately 3.7% warmer than normal. Notwithstanding the colder weather, retail volumes were 4% lower in the 2010 three-month period reflecting the lingering effects of the economic recession and customer conservation. Total margin declined slightly in the 2010 three-month period primarily reflecting the lower sales offset in large part by slightly higher average unit margins.
Net income attributable to AmeriGas Partners for the 2010 six-month period was $218.4 million compared with net income attributable to AmeriGas Partners for the 2009 six-month period of $271.8 million. Net income in the 2010 six-month period reflects the negative impact of the previously mentioned $12.2 million loss on the discontinuance of interest rate hedges while net income in the 2009 six-month period benefited from a $39.9 million gain on the sale of the Partnership’s California LPG storage terminal. Average wholesale propane prices at Mont Belvieu, Texas, were approximately 58% higher during the 2010 six-month period compared with average wholesale propane prices during the 2009 six-month period. The lower average wholesale propane prices during the prior-year six-month period principally reflect the previously mentioned precipitous decline in such prices that occurred during the first quarter of Fiscal 2009. Average temperatures in the Partnership’s service territories were approximately normal during the 2010 six-month period compared with average temperatures that were slightly warmer than normal in the prior-year period. Retail volumes were approximately 4% lower reflecting the lingering effects of the economic recession and customer conservation. Total margin declined $17.6 million in the 2010 six-month period primarily due to the lower retail volumes sold. The lower total margin was offset by lower 2010 six-month period operating and administrative expenses.

AMERIGAS PARTNERS, L.P.
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
2010 three-month period compared with 2009 three-month period

			Increase
Three Months Ended March 31,	2010	2009	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	329.2	342.9	(13.7)	(4.0)%
Wholesale	45.9	40.8	5.1	12.5%

	375.1	383.7	(8.6)	(2.2)%

Revenues:
Retail propane	$782.7	$740.6	$42.1	5.7%
Wholesale propane	62.4	39.5	22.9	58.0%
Other	41.0	43.3	(2.3)	(5.3)%

	$886.1	$823.4	$62.7	7.6%

Total margin (a)	$346.4	$349.5	$(3.1)	(0.9)%
EBITDA (b)	$173.6	$187.3	$(13.7)	(7.3)%
Operating income	$153.2	$168.1	$(14.9)	(8.9)%
Net income attributable to AmeriGas Partners	$134.5	$147.8	$(13.3)	(9.0)%
Heating degree days — % colder (warmer) than normal (c)	0.2%	(3.7)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in the three months ended March 31, 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2010	2009

Net income attributable to AmeriGas Partners	$134.5	$147.8
Income tax expense	0.6	0.8
Interest expense	16.7	17.8
Depreciation	19.9	19.6
Amortization	1.9	1.3

EBITDA	$173.6	$187.3

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were approximately normal during the 2010 three-month period compared with temperatures in the prior-year period that were 3.7% warmer than normal. Notwithstanding the colder 2010 three-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the continuing effects of the economic recession and customer conservation.
Retail propane revenues increased $42.1 million during the 2010 three-month period reflecting a $71.7 million increase due to higher average retail selling prices and a $29.6 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $22.9 million principally reflecting higher year-over-year wholesale selling prices and, to a much lesser extent, higher low-margin wholesale volumes sold. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 85% higher in the 2010 three-month period compared to such prices in the 2009 three-month period. The lower average wholesale prices in the prior-year period followed a precipitous decline in such prices principally during the first quarter of Fiscal 2009. Total cost of sales increased $65.8 million, to $539.7 million, principally reflecting the effects of higher 2010 three-month period propane product costs.
Total margin declined $3.1 million in the 2010 three-month period primarily due to the lower retail volumes sold offset in large part by the effects of slightly higher average retail unit margins.
The $13.7 million decrease in EBITDA during the 2010 three-month period reflects in large part the previously mentioned $3.1 million decline in total margin and a $12.2 million loss from the discontinuance of interest rate hedges associated with a previously anticipated issuance of long-term debt. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue a previously anticipated $150 million of long-term debt during the summer of 2010. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated debt issuance and recorded a $12.2 million loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Operations (see “Financial Condition and Liquidity” below).

AMERIGAS PARTNERS, L.P.
Operating income in the 2010 three-month period decreased $14.9 million reflecting the $13.7 million decrease in EBITDA, principally due to the loss on the interest rate protection agreements, and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the 2009 three-month period. Net income attributable to AmeriGas Partners decreased $13.3 million during the 2010 three-month period largely reflecting the $14.9 million decrease in operating income partially offset by lower interest expense on lower long-term debt outstanding.
2010 six-month period compared with 2009 six-month period

			Increase
Six months ended March 31,	2010	2009	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	596.6	621.1	(24.5)	(3.9)%
Wholesale	90.5	82.2	8.3	10.1%

	687.1	703.3	(16.2)	(2.3)%

Revenues:
Retail propane	$1,343.6	$1,375.6	$(32.0)	(2.3)%
Wholesale propane	115.8	83.2	32.6	39.2%
Other	83.3	91.7	(8.4)	(9.2)%

	$1,542.7	$1,550.5	$(7.8)	(0.5)%

Total margin (a)	$613.4	$631.0	$(17.6)	(2.8)%
EBITDA (b)	$296.6	$351.4	$(54.8)	(15.6)%
Operating income	$255.9	$312.9	$(57.0)	(18.2)%
Net income attributable to AmeriGas Partners	$218.4	$271.8	$(53.4)	(19.6)%
Heating degree days — % colder (warmer) than normal (c)	0.7%	(2.5)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in the six months ended March 31, 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges. EBITDA in the six months ended March 31, 2009 includes a pre-tax gain of $39.9 million from the sale of a California LPG storage facility.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Six Months Ended
	March 31,
	2010	2009

Net income attributable to AmeriGas Partners	$218.4	$271.8
Income tax expense	1.8	1.4
Interest expense	33.2	36.5
Depreciation	39.9	39.0
Amortization	3.3	2.7

EBITDA	$296.6	$351.4

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were approximately normal during the 2010 six-month period compared with temperatures in the prior-year period that were 2.5% warmer than normal. Notwithstanding the slightly colder 2010 six-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the continuing effects of the economic recession and customer conservation.
Retail propane revenues declined $32.0 million during the 2010 six-month period reflecting a $54.3 million decrease due to the lower retail volumes sold partially offset by a $22.3 million increase as a result of higher average retail sales prices. Wholesale propane revenues increased $32.6 million principally reflecting higher year-over-year wholesale selling prices and higher wholesale volumes sold. Average wholesale propane prices at Mont Belvieu, Texas, were approximately 58% higher during the 2010 six-month period compared with such average wholesale propane prices during the 2009 six-month period. The lower average wholesale propane prices in the prior-year six-month period principally resulted from a precipitous decline in such prices that occurred during the first quarter of Fiscal 2009. Other non-propane revenues were $8.4 million lower in the 2010 six-month period due in large part to lower fee, hauling and terminal revenues. Total cost of sales increased $9.8 million, to $929.3 million, principally reflecting the higher 2010 wholesale propane product costs and the higher wholesale volumes sold partially offset by the impact on cost of sales of the lower retail volumes sold.
Total margin was $17.6 million lower in the 2010 six-month period primarily due to the lower retail volumes sold.
The $54.8 million decrease in EBITDA during the 2010 six-month period reflects (1) the absence of a $39.9 million pre-tax gain recorded in the prior-year six-month period associated with the November 2008 sale of the Partnership’s California LPG storage facility; (2) the previously mentioned $17.6 million decline in 2010 six-month period total margin; and (3) the $12.2 million loss from the discontinuance of interest rate hedges. These declines in EBITDA were partially offset by a $12.2 million decrease in operating and administrative expenses, principally due to lower self-insured liability and casualty charges and lower uncollectible accounts expense.

AMERIGAS PARTNERS, L.P.
Operating income in the 2010 six-month period decreased $57.0 million reflecting the previously mentioned $54.8 million decrease in EBITDA and slightly higher depreciation and amortization expense on fixed assets acquired during the past year. Net income attributable to AmeriGas Partners decreased $53.4 million during the 2010 six-month period largely reflecting the $57.0 million decrease in operating income partially offset by lower interest expense on bank loan borrowings and lower interest expense on long-term debt. Average bank loan borrowings were significantly greater in the prior-year six-month period as a result of the need to fund counterparty collateral deposits associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at March 31, 2010 totaled $890.2 million (including current maturities of long-term debt of $82.8 million) compared with total debt outstanding of $865.6 million (including current maturities of long-term debt of $82.2 million) at September 30, 2009. Total debt outstanding at March 31, 2010 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $7.5 million of other long-term debt. Total debt at March 31, 2010 also includes $23 million of borrowings outstanding under AmeriGas OLP’s Credit Agreement (as further described below). There were no such borrowings at September 30, 2009 or March 31, 2009.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three banks. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes. The Partnership’s management intends to extend all or a portion of the 2009 Supplemental Credit Agreement for at least an additional year prior to its scheduled expiration on July 1, 2010.
At March 31, 2010, there were $23 million of borrowings outstanding under the Credit Agreement and no amounts outstanding under the 2009 Supplemental Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $36.1 million at March 31, 2010. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2010 six-month period were $25.5 million and $75 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2009 six-month period were $83.8 million and $184.5 million, respectively. As previously mentioned, the higher average and peak bank loan borrowings in the prior year six-month period resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred early in Fiscal 2009. At March 31, 2010, AmeriGas OLP’s available borrowing capacity under the credit agreements was $215.9 million.

AMERIGAS PARTNERS, L.P.
Based on existing cash balances, cash expected to be generated from operations and borrowings available under AmeriGas OLP’s credit agreements, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010.
As previously mentioned, during the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150 million of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Facility. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated $150 million long-term debt issuance and recorded a $12.2 million loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Operations. The losses on the interest rate protection agreements were settled in cash in April 2010.
On April 26, 2010, the General Partner’s Board of Directors approved a quarterly distribution of $0.705 per Common Unit equal to an annual rate of $2.82 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2010 to unitholders of record on May 10, 2010. This distribution reflects an increase of approximately 5% from the previous quarter’s regular quarterly distribution rate of $0.67 per Common Unit. During the six months ended March 31, 2010, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.67 per Common Unit for the quarters ended December 31, 2009 and September 30, 2009. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

AMERIGAS PARTNERS, L.P.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its credit agreements to satisfy its seasonal operating cash flow needs. Cash flow from operating activities in the prior-year six-month period was significantly higher than normal due to the effects on cash flow of last year’s precipitous decline in propane product costs.
Cash flow provided by operating activities was $57.8 million in the 2010 six-month period compared to $175.5 million in the 2009 six-month period. Cash flow from operating activities before changes in operating working capital was $288.0 million in the 2010 six-month period, comparable to the prior-year’s $280.0 million of cash flow from operating activities before changes in operating working capital. Cash required to fund changes in operating working capital totaled $230.3 million in the 2010 six-month period, significantly higher than the $104.5 million of net cash required to fund changes in operating working capital in the prior-year six-month period. The significantly higher prior-year six-month period cash flows from changes in operating working capital reflect the beneficial impact on accounts receivable and inventories resulting from the significant decline in propane product costs partially offset by the impact of the decline in prices on cash flow from changes in accounts payable.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $50.1 million in the 2010 six-month period compared with $29.8 million in the prior-year period. We spent $45.4 million for property, plant and equipment (comprising $21.3 million of maintenance capital expenditures and $24.1 million of growth capital expenditures) in the 2010 six-month period compared with $37.9 million (comprising $17.3 million of maintenance capital expenditures and $20.6 million of growth capital expenditures) in the 2009 six-month period. The greater capital expenditures in the 2010 six-month period include expenditures associated with an ongoing system software replacement and accelerated opportunistic purchases of cylinders for our AmeriGas Cylinder Exchange program. Cash flows from investing activities in the 2009 six-month period reflects $42.4 million of net cash proceeds from the Partnership’s sale of its California LPG storage facility.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $57.0 million in the 2010 six-month period compared with cash used by financing activities of $146.4 million in the prior-year period. Distributions in the 2010 six-month period totaled $78.4 million compared with $74.4 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. There were $23 million of net bank loan borrowings during the 2010 six-month period compared to no net bank loan borrowings during the 2009 six-month period. The higher amount of borrowings in the current-year period reflects in large part the greater borrowings needed to fund the previously mentioned increase in operating working capital. The prior-year six-month period cash flows used by financing activities also reflects the March 2009 scheduled repayment of $70 million of OLP First Mortgage Notes.

AMERIGAS PARTNERS, L.P.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary financial market risks include commodity prices for propane and interest rates on borrowings.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2010 was a gain of $5.1 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $8.1 million.
Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements. These agreements have interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. As previously mentioned, during the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150 million of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated $150 million long-term debt issuance and recorded a $12.2 million loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Operations. The total fair value of our interest rate protection agreements held at March 31, 2010 was a liability of $14.1 million. These interest rate protection agreements were settled in early April 2010 for amounts not materially different from the fair values at March 31, 2010.

AMERIGAS PARTNERS, L.P.
Because the Partnership’s propane derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage propane price would be substantially offset by gains or losses on the associated anticipated transactions.
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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2010.	UGI	Form 10-Q (3/31/10)	10.3
10.2
AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of December 31, 2009.

10.3	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2010.	UGI	Form 10-Q (3/31/10)	10.1
10.4	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2010.	UGI	Form 10-Q (3/31/10)	10.5
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)

	By:	AmeriGas Propane, Inc., as General Partner

Date: May 7, 2010	By:	/s/ Jerry E. Sheridan Jerry E. Sheridan Vice President — Finance and Chief Financial Officer

Date: May 7, 2010	By:	/s/ William J. Stanczak William J. Stanczak Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

10.2	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of December 31, 2009.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.