Form 10-Q
period 2010-06-30
AMERIGAS PARTNERS LP
filed 2010-08-06
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 30, 2010 there were 57,088,509 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,		June 30,
	2010	2009		2009
ASSETS

Current assets:
Cash and cash equivalents	$9,628	$59,213		$45,950
Accounts receivable (less allowances for doubtful accounts of $15,326 $13,239 and $21,707, respectively)	182,607	136,147		152,431
Accounts receivable — related parties	7,232	5,851		6,246
Inventories	95,885	87,940		82,496
Derivative financial instruments	175	14,970		4,455
Prepaid expenses and other current assets	12,768	12,386		8,628

Total current assets	308,295	316,507		300,206

Property, plant and equipment (less accumulated depreciation and amortization of $855,423, $804,239 and $788,318, respectively)	634,882	628,899		623,868
Goodwill	670,438	665,663		661,736
Intangible assets, net	34,248	32,611		30,420
Other assets	11,483	13,884		14,122

Total assets	$1,659,346	$1,657,564		$1,630,352

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$98,401	$82,225		$1,586
Bank loans	15,000	—		—
Accounts payable — trade	100,725	115,041		89,996
Accounts payable — related parties	984	2,252		1,428
Customer deposits and advances	43,121	87,760		51,473
Derivative financial instruments	17,975	19,284		27,720
Other current liabilities	95,193	114,043		82,692

Total current liabilities	371,399	420,605		254,895

Long-term debt	770,703	783,419		861,831
Other noncurrent liabilities	66,893	77,215		75,387

Total liabilities	1,208,995	1,281,239		1,192,113

Commitments and contingencies (note 6)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 57,088,509, 57,046,388 and 57,046,388, respectively)	453,634	367,708		452,064
General partner	4,576	3,698		4,552
Accumulated other comprehensive loss	(20,334)	(6,947)		(30,776)

Total AmeriGas Partners, L.P. partners’ capital	437,876	364,459		425,840

Noncontrolling interests	12,475	11,866	(1)	12,399	(1)

Total partners’ capital	450,351	376,325	(1)	438,239	(1)

Total liabilities and partners’ capital	$1,659,346	$1,657,564		$1,630,352

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2010	2009		2010	2009

Revenues:
Propane	$356,835	$333,212		$1,816,236	$1,791,963
Other	39,778	39,465		123,073	131,155

	396,613	372,677		1,939,309	1,923,118

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	220,545	193,206		1,125,387	1,081,864
Cost of sales — other (excluding depreciation shown below)	15,305	17,132		39,769	47,938
Operating and administrative expenses	138,704	140,794		451,614	465,897
Depreciation	19,739	19,719		59,653	58,720
Amortization	2,148	1,321		5,453	3,957
Gain on sale of California LPG storage facility	—	—		—	(39,887)
Other income, net	(5,148)	(3,824)		(3,749)	(12,581)

	391,293	368,348		1,678,127	1,605,908

Operating income	5,320	4,329		261,182	317,210
Interest expense	(16,981)	(17,181)		(50,184)	(53,701)

(Loss) income before income taxes	(11,661)	(12,852)		210,998	263,509
Income taxes	(662)	(670)		(2,378)	(2,081)

Net (loss) income	(12,323)	(13,522	)(1)	208,620	261,428	(1)
Less: net income attributable to noncontrolling interests	(49)	(3	)(1)	(2,550)	(3,155	)(1)

Net (loss) income attributable to AmeriGas Partners, L.P.	$(12,372)	$(13,525	)(1)	$206,070	$258,273	(1)

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$828	$432		$4,148	$3,761

Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(13,200)	$(13,957)		$201,922	$254,512

(Loss) income per limited partner unit — basic and diluted (Note 2)
Basic	$(0.23)	$(0.29)		$3.03	$3.50

Diluted	$(0.23)	$(0.29)		$3.03	$3.49

Average limited partner units outstanding (thousands):
Basic	57,089	57,046		57,073	57,035

Diluted	57,089	57,046		57,119	57,077

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,620	$261,428	(1)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	65,106	62,677
Provision for uncollectible accounts	9,593	11,408
Gain on sale of California LPG storage facility	—	(39,887)
Net change in settled accumulated other comprehensive income (loss)	206	(3,345)
Other, net	3,040	(552	)(1)
Net change in:
Accounts receivable	(56,135)	54,802
Inventories	(7,062)	62,839
Accounts payable	(15,585)	(83,657)
Collateral deposits	—	17,830
Other current assets	(360)	19,968
Other current liabilities	(73,566)	(91,387)

Net cash provided by operating activities	133,857	272,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(59,796)	(57,421)
Proceeds from disposals of assets	1,944	5,361
Net proceeds from sale of California LPG storage facility	—	42,426
Acquisitions of businesses, net of cash acquired	(17,296)	(40,790)

Net cash used by investing activities	(75,148)	(50,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(120,010)	(113,532)
Noncontrolling interest activity	(1,800)	(1,814)
Increase in bank loans	15,000	—
Repayment of long-term debt	(2,067)	(70,985)
Proceeds associated with equity based compensation plans, net of tax withheld	566	(338)
Capital contributions from General Partner	17	10

Net cash used by financing activities	(108,294)	(186,659)

Cash and cash equivalents (decrease) increase	$(49,585)	$35,041

CASH AND CASH EQUIVALENTS:
End of period	$9,628	$45,950
Beginning of period	59,213	10,909

(Decrease) increase	$(49,585)	$35,041

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interests	capital
For the nine months ended June 30, 2010:
Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459	$11,866	$376,325 (1)
Net income		201,922	4,148		206,070	2,550	208,620
Net gains on derivative instruments				12,318	12,318	125	12,443
Reclassification of net gains on derivative instruments				(25,705)	(25,705)	(266)	(25,971)

Comprehensive income		201,922	4,148	(13,387)	192,683	2,409	195,092
Distributions		(116,723)	(3,287)		(120,010)	(1,800)	(121,810)
Unit-based compensation expense		1,078			1,078		1,078
Common Units issued in connection with incentive compensation plans, net of tax withheld	42,121	(351)	17		(334)		(334)

Balance June 30, 2010	57,088,509	$453,634	$4,576	$(20,334)	$437,876	$12,475	$450,351

				Accumulated	Total
				other	AmeriGas			Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling		partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interests		capital
For the nine months ended June 30, 2009:
Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375	$10,723	(1)	$258,098	(1)
Net income		254,512	3,761		258,273	3,155	(1)	261,428	(1)
Net losses on derivative instruments				(149,776)	(149,776)	(1,529)	(1)	(151,305	)(1)
Reclassification of net losses on derivative instruments				182,905	182,905	1,863	(1)	184,768	(1)

Comprehensive income		254,512	3,761	33,129	291,402	3,489	(1)	294,891	(1)
Distributions		(111,219)	(2,313)		(113,532)	(1,813)	(1)	(115,345	)(1)
Unit-based compensation expense		923			923			923	(1)
Common Units issued in connection with incentive compensation plans, net of tax withheld	36,437	(338)	10		(328)			(328	)(1)

Balance June 30, 2009	57,046,388	$452,064	$4,552	$(30,776)	$425,840	$12,399	(1)	$438,239	(1)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
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
At June 30, 2010, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 Common Units of AmeriGas Partners. The remaining 32,397,300 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP. AmeriGas OLP, indirectly through subsidiaries, owns an effective 0.1% general partner interest and a direct 99.9% limited partner interest in Eagle OLP.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2009 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with our Current Report on Form 8-K dated August 6, 2010 which supersede the financial statements and related notes included in our Form 10-K for the year ended September 30, 2009 in order to retrospectively reflect the adoption of new guidance relating to noncontrolling interests and the application of the two-class method for determining income per unit discussed in Note 3. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
As discussed below, certain prior-period amounts have been adjusted to comply with recently adopted Financial Accounting Standards Board (“FASB”) accounting guidance for the presentation of noncontrolling interests in consolidated financial statements and the application of the two-class method for determining income (loss) per unit.
Allocation of Net Income Attributable to AmeriGas Partners. Net income attributable to AmeriGas Partners for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distributions rights (“IDRs”) under the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners (“Partnership Agreement”).
Income Per Unit. Effective October 1, 2009, we adopted new accounting guidance regarding the application of the two-class method for determining income per unit. This new guidance addresses the application of the two-class method for master limited partnerships (“MLPs”) when IDRs are present and entitle the holder of such rights to a portion of distributions from the MLP. The new guidance addresses how current period earnings of the MLP should be allocated to the general partner, limited partners and, when applicable, holders of IDRs for income per unit purposes.
The new guidance regarding the two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. In periods when our net income attributable to AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. In periods when our Available Cash in respect of the quarter or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership). The new guidance requires retrospective application to all periods presented. The retrospective application of the new guidance resulted in an increase in the net loss per limited partner unit for the three months ended June 30, 2009 to $0.29 per limited partner unit from a loss of $0.24 reported previously. The retrospective application of the new guidance did not impact the nine months ended June 30, 2009.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table sets forth the numerators and denominators of the basic and diluted (loss) income per limited partner unit computations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners under the two-class method for MLPs	$(13,200)	$(16,703)	$173,115	$199,432

Weighted average Common Units outstanding — basic (thousands)	57,089	57,046	57,073	57,035
Potentially dilutive Common Units (thousands)	—	—	46	42

Weighted average Common Units outstanding — diluted (thousands)	57,089	57,046	57,119	57,077

Theoretical distributions of net income in accordance with the two-class method for the nine months ended June 30, 2010 and 2009 had the effect of decreasing earnings per limited partner unit by $0.50 and $0.97, respectively. Theoretical distributions of net loss in accordance with the two-class method for the three months ended June 30, 2009 had the effect of increasing loss per limited partner unit by $0.05. There was no dilutive effect in accordance with the two-class method for the three months ended June 30, 2010.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
3. Accounting Changes
Adoption of New Accounting Standards
Noncontrolling Interests. Effective October 1, 2009, we adopted new guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified within partners’ capital on the Condensed Consolidated Balance Sheets, a change from their prior classification between liabilities and partners’ capital. Earnings (loss) attributable to noncontrolling interests are now included in net income (loss) and deducted from net income (loss) to determine net income (loss) attributable to AmeriGas Partners. In addition, changes in a parent’s ownership interest while retaining control are accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary are initially measured at fair value. In accordance with the new guidance, prior periods have been adjusted to conform to the new presentation.
Earnings Per Unit. As previously mentioned, effective October 1, 2009, we adopted new accounting guidance regarding the application of the two-class method for determining income per unit as it relates to MLPs. This new guidance addresses the application of the two-class method for MLPs when incentive distribution rights are present and entitle the holder of such rights to a portion of the distributions. See Net Income Per Unit in Note 2 above for additional information.
Business Combinations. Effective October 1, 2009, we adopted new guidance on accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. Among the more significant changes in accounting for acquisitions are (1) transaction costs are generally expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, are generally recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets are recognized in operations (rather than decreases in goodwill). The new guidance did not have a material effect on our financial statements for the three or nine months ended June 30, 2010.
Intangible Asset Useful Lives. Effective October 1, 2009, we adopted new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under GAAP relating to intangible asset accounting and the period of expected cash flows used to measure the fair value of the asset under GAAP relating to business combinations and other applicable accounting literature. The new guidance must be applied prospectively to intangible assets acquired after the effective date. The adoption of the new guidance did not impact our financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Fair Value Measurements. In January 2010, the FASB issued new guidance with respect to fair value measurements disclosures. The new guidance requires additional disclosure related to transfers between Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3. The new guidance clarifies existing disclosure guidance about inputs and valuation techniques for fair value measurements and levels of disaggregation. We apply fair value measurements to certain assets and liabilities, principally commodity and interest rate derivative instruments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009 (Fiscal 2011) and interim periods thereafter. The adoption of the new guidance that became effective during Fiscal 2010 did not have a material effect on our disclosures.
4. Intangible Assets
The Partnership’s intangible assets comprise the following:

	June 30,	September 30,	June 30,
	2010	2009	2009
Subject to amortization:
Customer relationships and noncompete agreements	$62,608	$56,581	$54,393
Accumulated amortization	(28,360)	(23,970)	(23,973)

	$34,248	$32,611	$30,420

Not subject to amortization:
Goodwill	$670,438	$665,663	$661,736

The increase in goodwill and other intangible assets during the nine months ended June 30, 2010 principally reflects the effects of acquisitions. Amortization expense of intangible assets was $1,505 and $1,321 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense of intangible assets was $4,390 and $3,940 for the nine months ended June 30, 2010 and 2009, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2010 — $5,998; Fiscal 2011 — $6,431; Fiscal 2012 — $6,355; Fiscal 2013 — $5,692; Fiscal 2014 — $4,507.
5. Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs which totaled $78,895 and $267,024 for the three and nine months ended June 30, 2010, respectively, and $83,883 and $273,125 for the three and nine months ended June 30, 2009, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $2,095 and $7,966 during the three and nine months ended June 30, 2010, respectively, and $2,280 and $9,853 during the three and nine months ended June 30, 2009, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. These expenses, net of any recoveries, totaled $330 and $964 during the three and nine months ended June 30, 2010, respectively, and $479 and $2,087 during the three and nine months ended June 30, 2009, respectively.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and subsidiaries (“Energy Services”), which is owned by an affiliate of UGI, pursuant to a propane sales agreement (“Product Sales Agreement”) whereby Energy Services has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The Product Sales Agreement, which was originally scheduled to terminate on April 30, 2010, was amended to extend the initial termination date to April 30, 2015 and to provide for an option to extend beyond that date for an additional five years. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. Purchases of propane by AmeriGas OLP from Energy Services totaled $4,653 and $38,409 during the three and nine months ended June 30, 2010, respectively, and $2,446 and $20,358 during the three and nine months ended June 30, 2009, respectively. Amounts due to Energy Services at June 30, 2010, September 30, 2009 and June 30, 2009 totaled $703, $1,451 and $608, respectively, which are included in accounts payable — related parties in our Condensed Consolidated Balance Sheets. On July 30, 2010, Energy Services sold its interest in the Chesapeake, Virginia propane terminal. The sale of the terminal will not affect the terms of the Product Sales Agreement.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Other Matters
On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging AmeriGas OLP’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the class’s motion seeking preliminary approval of the settlement and scheduled a final settlement fairness hearing in October 2010.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We are cooperating with these California governmental investigations.
Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane Corporation in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a crossclaim against Columbia Energy Group, former owner of Columbia Propane Corporation, seeking indemnification for conduct undertaken by Columbia Propane Corporation prior to AmeriGas OLP’s acquisition. In June 2010, Columbia Energy Group filed a complaint in the Delaware Court of Chancery seeking to enjoin AmeriGas OLP from pursuing its cross-claims in the West Virginia litigation and asking the court to find that AmeriGas OLP’s cross-claims are without merit and barred. Class counsel has indicated that the class is seeking compensatory damages in excess of $12,000 plus punitive damages, civil penalties and attorneys’ fees. The Circuit Court of Monongalia County has tentatively scheduled a trial for the class action for the Spring of 2011.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
7. Fair Value Measurement
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of June 30, 2010, September 30, 2009 and June 30, 2009:

	Asset (Liability)
	Quoted Prices in	Significant
	Active Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010:
Derivative financial instruments:
Commodity contracts	$—	$(17,768)	$—	$(17,768)

September 30, 2009:
Derivative financial instruments:
Commodity contracts	$—	$11,848	$—	$11,848
Interest rate contracts	$—	$(15,881)	$—	$(15,881)

June 30, 2009:
Derivative financial instruments:
Commodity contracts	$—	$(12,562)	$—	$(12,562)
Interest rate contracts	$—	$(10,427)	$—	$(10,427)
The fair values of our non-exchange traded commodity derivatives are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. The fair values of interest rate contracts are based upon third-party quotes or indicative values based on recent market transactions.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Other Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at June 30, 2010 were $869,104 and $866,974, respectively. The carrying amount and estimated fair value of our long-term debt at June 30, 2009 were $863,417 and $808,523, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At June 30, 2010, there were 148.4 million gallons of propane hedged with over-the-counter price swap and option contracts. The maximum period over which we are currently hedging propane market price risk is 21 months with a weighted average of 7 months. We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At June 30, 2010, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $16,958.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There are no unsettled IRPAs outstanding at June 30, 2010. At June 30, 2010, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $538.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the form of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2010. We generally do not have credit-risk-related contingent features in our derivative contracts.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of June 30, 2010 and 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of June 30, 2010	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$180	Derivative financial instruments	$(17,956)

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	64	Derivative financial instruments	(56)

Total Derivatives		$244		$(18,012)

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of June 30, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$337	Derivative financial instruments	$(13,013)

Interest rate contracts	Derivative financial instruments	3,679	Derivative financial instruments	(14,107)

Total Derivatives Designated as Hedging Instruments		$4,016		$(27,120)

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$715	Derivative financial instruments	$(600)

Total Derivatives		$4,731		$(27,720)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interests for the three and nine months ended June 30, 2010:

		Location of
	(Loss)	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
Three Months Ended June 30, 2010	Interests	Interests into Income	Interests into Income

Cash Flow Hedges:
Propane contracts	$(20,280)	Cost of sales	$4,609
Interest rate contracts	—	Interest expense	(135)

Total	$(20,280)		$4,474

		Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
Nine Months Ended June 30, 2010	Interests	Interests into Income	Interests into Income

Cash Flow Hedges:
Propane contracts	$10,704	Cost of sales	$38,568
Interest rate contracts	1,739	Interest expense / other income	(12,597)

Total	$12,443		$25,971

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2009:

		Location of
	Gain	(Loss)	(Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
Three Months Ended June 30, 2009	Interests	Interests into Income	Interests into Income

Cash Flow Hedges:
Propane contracts	$20,213	Cost of sales	$(36,062)
Interest rate contracts	12,576	Interest expense / other income	(135)

Total	$32,789		$(36,197)

		Location of
	(Loss)	(Loss)	(Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
Nine Months Ended June 30, 2009	Interests	Interests into Income	Interests into Income

Cash Flow Hedges:
Propane contracts	$(146,656)	Cost of sales	$(181,914)
Interest rate contracts	(4,649)	Interest expense / other income	(2,854)

Total	$(151,305)		$(184,768)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing, were not material for the three and nine months ended June 30, 2010 and 2009. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150,000 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the AmeriGas OLP $75,000 unsecured revolving credit facility (“2009 Supplemental Credit Agreement”). As a result, the Partnership discontinued cash flow hedge accounting treatment for IRPAs associated with this previously anticipated Fiscal 2010 $150,000 long-term debt issuance and recorded a $12,193 loss which is reflected in other income, net, on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2010. In March 2009, The Partnership recorded losses of $1,659 as a result of the discontinuance of cash flow hedge accounting associated with IRPAs. The amount of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during the three or nine months ended June 30, 2010 or 2009.
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended June 30, 2010 (“2010 three-month period”) with the three months ended June 30, 2009 (“2009 three-month period”) and (2) the nine months ended June 30, 2010 (“2010 nine-month period”) with the nine months ended June 30, 2009 (“2009 nine-month period”).
Executive Overview
Net loss attributable to AmeriGas Partners for the 2010 three-month period was $12.4 million compared with net loss attributable to AmeriGas Partners for the 2009 three-month period of $13.5 million. Retail gallons sold were lower in the 2010 three-month period principally reflecting the effects of significantly warmer spring weather, the lingering effects of the economic recession and customer conservation. Total margin declined slightly as a result of the lower volumes sold. The lower total margin was more than offset by lower operating and administrative expenses and higher other income.
Net income attributable to AmeriGas Partners for the 2010 nine-month period was $206.1 million compared with net income attributable to AmeriGas Partners for the 2009 nine-month period of $258.3 million. Net income in the 2010 nine-month period reflects the negative impact of a $12.2 million loss on the discontinuance of interest rate hedges recorded in March 2010 while net income in the 2009 nine-month period benefited from a $39.9 million gain on the sale of the Partnership’s California LPG storage terminal. Average temperatures in the Partnership’s service territories were slightly warmer than normal in both nine-month periods. Retail volumes sold were approximately 4.4% lower in the 2010 nine-month period reflecting the lingering effects of the economic recession and customer conservation. Total margin declined $19.1 million in the 2010 nine-month period primarily due to the lower retail volumes sold. The lower total margin was substantially offset by lower 2010 nine-month period operating and administrative expenses.
As further described in Note 3 to condensed consolidated financial statements, effective October 1, 2009, we adopted guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified as a component of partners’ capital on the Condensed Consolidated Balance Sheets, a change from its prior classification between liabilities and partners’ capital. Earnings attributable to noncontrolling interests are now included in net income and deducted from net income to determine net income attributable to AmeriGas Partners. In accordance with the new guidance, prior-year periods have been adjusted. The new guidance on accounting for and presentation of noncontrolling interest had no effect on basic or diluted earnings per unit.
Also as described in Note 3 to condensed consolidated financial statements, effective October 1, 2009 we adopted new guidance regarding the application of the two-class method for determining income per unit as it relates to MLPs. The new guidance requires retrospective application to all periods present. The retrospective application of the new guidance resulted in an increase in the net loss per limited partner unit for the three months ended June 30, 2009 to $0.29 per limited partner unit from a loss of $0.24 reported previously. The retrospective application of the new guidance did not impact the nine months ended June 30, 2009.

AMERIGAS PARTNERS, L.P.
2010 three-month period compared with 2009 three-month period

			Increase
Three Months Ended June 30,	2010	2009	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	150.1	160.0	(9.9)	(6.2)%
Wholesale	15.8	17.3	(1.5)	(8.7)%

	165.9	177.3	(11.4)	(6.4)%

Revenues:
Retail propane	$337.4	$318.7	$18.7	5.9%
Wholesale propane	19.4	14.5	4.9	33.8%
Other	39.8	39.5	0.3	0.8%

	$396.6	$372.7	$23.9	6.4%

Total margin (a)	$160.8	$162.3	$(1.5)	(0.9)%
EBITDA (b)	$27.2	$25.4	$1.8	7.1%
Operating income	$5.3	$4.3	$1.0	23.3%
Net loss attributable to AmeriGas Partners	$(12.4)	$(13.5)	$1.1	(8.1)%
Heating degree days — % (warmer) than normal (c)	(17.0)%	(2.8)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net loss attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended
	June 30,
	2010	2009

Net loss attributable to AmeriGas Partners	$(12.4)	$(13.5)
Income tax expense	0.7	0.7
Interest expense	17.0	17.2
Depreciation	19.7	19.7
Amortization	2.2	1.3

EBITDA	$27.2	$25.4

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were 17.0% warmer than normal during the 2010 three-month period compared with temperatures in the prior-year period that were 2.8% warmer than normal. Retail propane gallons sold were lower than in the prior-year period due principally to the warmer weather, the lingering effects of the economic recession and customer conservation.
Retail propane revenues increased $18.7 million during the 2010 three-month period reflecting a $38.4 million increase due to higher average retail selling prices partially offset by a $19.7 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $4.9 million principally reflecting higher year-over-year wholesale selling prices. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 54% higher in the 2010 three-month period compared to such prices in the 2009 three-month period. The lower average wholesale prices in the prior-year period followed a precipitous decline in such prices principally during the first quarter of Fiscal 2009. Total cost of sales increased $25.5 million, to $235.8 million, principally reflecting the effects of the previously mentioned higher 2010 three-month period propane product costs.
Total margin declined $1.5 million in the 2010 three-month period primarily due to the lower retail volumes sold offset in large part by the effects of slightly higher average retail unit margins.
Notwithstanding the $1.5 million decline in total margin, EBITDA increased $1.8 million reflecting lower operating and administrative expenses during the 2010 three-month period and higher other income. The lower operating and administrative expenses principally reflects lower compensation and benefits and self-insured liability and casualty expenses partially offset by higher uncollectible accounts and vehicle fuel expense. Operating income in the 2010 three-month period increased $1.0 million reflecting the $1.8 million increase in EBITDA partially offset by slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the 2009 three-month period.

AMERIGAS PARTNERS, L.P.
2010 nine-month period compared with 2009 nine-month period

			Increase
Nine months ended June 30,	2010	2009	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	746.7	781.1	(34.4)	(4.4)%
Wholesale	106.3	99.4	6.9	6.9%

	853.0	880.5	(27.5)	(3.1)%

Revenues:
Retail propane	$1,681.0	$1,694.3	$(13.3)	(0.8)%
Wholesale propane	135.2	97.7	37.5	38.4%
Other	123.1	131.1	(8.0)	(6.1)%

	$1,939.3	$1,923.1	$16.2	0.8%

Total margin (a)	$774.2	$793.3	$(19.1)	(2.4)%
EBITDA (b)	$323.7	$376.7	$(53.0)	(14.1)%
Operating income	$261.2	$317.2	$(56.0)	(17.7)%
Net income attributable to AmeriGas Partners	$206.1	$258.3	$(52.2)	(20.2)%
Heating degree days — % (warmer) than normal (c)	(1.5)%	(2.5)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in the nine months ended June 30, 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges. EBITDA in the nine months ended June 30, 2009 includes a pre-tax gain of $39.9 million from the sale of a California LPG storage facility.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Nine Months Ended
	June 30,
	2010	2009

Net income attributable to AmeriGas Partners	$206.1	$258.3
Income tax expense	2.4	2.1
Interest expense	50.2	53.7
Depreciation	59.6	58.7
Amortization	5.4	3.9

EBITDA	$323.7	$376.7

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were 1.5% warmer than normal during the 2010 nine-month period compared with temperatures in the prior-year period that were 2.5% warmer than normal. Notwithstanding the slightly colder 2010 nine-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the lingering effects of the economic recession and customer conservation.
Retail propane revenues declined $13.3 million during the 2010 nine-month period reflecting a $74.6 million decrease due to the lower retail volumes sold partially offset by a $61.3 million increase as a result of higher average retail sales prices. Wholesale propane revenues increased $37.5 million principally reflecting higher year-over-year wholesale selling prices and to a lesser extent, higher wholesale volumes sold. Average wholesale propane prices at Mont Belvieu, Texas, were approximately 57% higher during the 2010 nine-month period compared with such average wholesale propane prices during the 2009 nine-month period. The lower average wholesale propane prices in the prior-year nine-month period principally resulted from a precipitous decline in such prices that occurred during the first quarter of Fiscal 2009. Other non-propane revenues were $8.0 million lower in the 2010 nine-month period due in large part to lower installation and other services revenue. Total cost of sales increased $35.3 million, to $1,165.1 million, principally reflecting the higher 2010 wholesale propane product costs and the higher wholesale volumes sold partially offset by the impact on cost of sales of the lower retail volumes sold.
Total margin was $19.1 million lower in the 2010 nine-month period primarily due to the lower retail volumes sold partially offset by slightly higher average retail unit margins.
The $53.0 million decrease in EBITDA during the 2010 nine-month period reflects (1) the absence of a $39.9 million pre-tax gain recorded in the prior-year nine-month period associated with the November 2008 sale of the Partnership’s California LPG storage facility; (2) the previously mentioned $19.1 million decline in 2010 nine-month period total margin; and (3) the $12.2 million loss from the discontinuance of interest rate hedges. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue a previously anticipated $150 million of long-term debt during the summer of 2010. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated debt issuance and recorded a $12.2 million loss which is reflected in other income, net on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2010. These previously mentioned declines in EBITDA were partially offset by a $14.3 million decrease in operating and administrative expenses largely due to lower self-insured liability and casualty expenses and lower compensation and benefits expense.

AMERIGAS PARTNERS, L.P.
Operating income in the 2010 nine-month period decreased $56.0 million reflecting the previously mentioned $53.0 million decrease in EBITDA and slightly higher depreciation and amortization expense on fixed assets acquired during the past year. Partnership interest expense was $3.5 million lower in the 2010 nine-month period reflecting lower interest expense on lower long-term debt outstanding.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at June 30, 2010 totaled $884.1 million (including current maturities of long-term debt of $98.4 million) compared with total debt outstanding of $865.6 million (including current maturities of long-term debt of $82.2 million) at September 30, 2009. Total debt outstanding at June 30, 2010 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80 million of AmeriGas OLP First Mortgage Notes and $9.4 million of other long-term debt. Total debt at June 30, 2010 also includes $15 million of borrowings outstanding under AmeriGas OLP’s Credit Agreement (as further described below). There were no such borrowings at September 30, 2009 or June 30, 2009.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 Supplemental Credit Agreement permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes. The 2009 Supplemental Credit Agreement was amended on July 1, 2010 to, among other things, extend the termination date to June 30, 2011.
At June 30, 2010, there were $15 million of borrowings outstanding under the Credit Agreement and no amounts outstanding under the 2009 Supplement Credit Agreement. Borrowings under our credit agreements are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $35.7 million at June 30, 2010. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2010 nine-month period were $26.6 million and $126 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2009 nine-month period were $58.3 million and $184.5 million, respectively. The higher average and peak bank loan borrowings in the prior year nine-month period resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred early in Fiscal 2009. At June 30, 2010, the Partnership’s available borrowing capacity under the credit agreements was $224.3 million.

AMERIGAS PARTNERS, L.P.
Based on existing cash balances, cash expected to be generated from operations and borrowings available under AmeriGas OLP’s credit agreements, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010. In July 2010, the Partnership repaid $80 million of maturing AmeriGas OLP First Mortgage Notes from borrowings under its Revolving Credit Agreement.
On July 26, 2010, the General Partner’s Board of Directors approved a quarterly distribution of $0.705 per Common Unit payable on August 18, 2010 to unitholders of record on August 10, 2010. During the nine months ended June 30, 2010, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.705 per Common Unit for the quarter ended March 31, 2010 and $0.67 per Common Unit for the quarters ended December 31, 2009 and September 30, 2009. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its credit agreements to satisfy its seasonal operating cash flow needs. Cash flow from operating activities in the prior-year nine-month period was significantly higher than normal due to the effects on cash flow of last year’s precipitous decline in propane product costs.
Cash flow provided by operating activities was $133.9 million in the 2010 nine-month period compared to $272.1 million in the 2009 nine-month period. Cash flow from operating activities before changes in operating working capital was $286.6 million in the 2010 nine-month period, comparable to the prior-year’s $291.7 million of cash flow from operating activities before changes in operating working capital. Cash required to fund changes in operating working capital totaled $152.7 million in the 2010 nine-month period, significantly higher than the $19.6 million of net cash required to fund changes in operating working capital in the prior-year nine-month period. The significantly lower prior-year nine-month period cash flow required to fund changes in operating working capital principally reflects the beneficial impacts of cash flow from change in accounts receivable and inventories, resulting from the significant decline in propane product costs in the prior year, partially offset by the impact of the decline in such costs on cash flow from changes in accounts payable.

AMERIGAS PARTNERS, L.P.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $75.1 million in the 2010 nine-month period compared with $50.4 million in the prior-year period. We spent $59.8 million for property, plant and equipment (comprising $27.9 million of maintenance capital expenditures and $31.9 million of growth capital expenditures) in the 2010 nine-month period compared with $57.4 million (comprising $25.9 million of maintenance capital expenditures and $31.5 million of growth capital expenditures) in the 2009 nine-month period. Cash flows from investing activities in the 2009 nine-month period reflect $42.4 million of net cash proceeds from the Partnership’s sale of its California LPG storage facility.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $108.3 million in the 2010 nine-month period compared with cash used by financing activities of $186.7 million in the prior-year period. Distributions in the 2010 nine-month period totaled $120.0 million compared with $113.5 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. The prior-year nine-month period cash flows used by financing activities also reflects the March 2009 scheduled repayment of $70 million of OLP First Mortgage Notes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary financial market risks include commodity prices for propane and interest rates on borrowings.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2010 was a loss of $17.8 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $15.1 million.

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
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements. These agreements have interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. As previously mentioned, during the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150 million of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated $150 million long-term debt issuance and recorded a $12.2 million loss which is reflected in other income, net on the Condensed Consolidated Statements of Operations. There were no unsettled interest rate protection agreements outstanding at June 30, 2010.
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

AMERIGAS PARTNERS, L.P.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Swiger, et al. v. UGI/AmeriGas, Inc. et al. Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane Corporation in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane Corporation, seeking indemnification for conduct undertaken by Columbia Propane Corporation prior to AmeriGas OLP’s acquisition. In June 2010, Columbia Energy Group filed a complaint in the Delaware Court of Chancery seeking to enjoin AmeriGas OLP from pursuing its cross-claims in the West Virginia litigation and asking the court to find that AmeriGas OLP’s cross-claims are without merit and barred. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys’ fees. The Circuit Court of Monongalia County has tentatively scheduled a trial for the class action for the Spring of 2011.
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
Purported Class Action Lawsuits. On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging AmeriGas OLP’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.

AMERIGAS PARTNERS, L.P.
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the class’s motion seeking preliminary approval of the settlement and scheduled a final settlement fairness hearing for October 2010.
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to these practices. We are cooperating with these California governmental investigations.
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

AMERIGAS PARTNERS, L.P.
ITEM 6. EXHIBITS
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.1	UGI Corporation 2009 Deferral Plan as Amended and Restated Effective June 1, 2010.	UGI	Form 10-Q (6/30/10)	10.1

10.2	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. Effective July 30, 2010	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.1

10.3	Amendment No. 1 to Credit Agreement, dated as of July 1, 2010, among the Partnership, as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent and Wells Fargo Bank, N.A., as Administrative Agent.	AmeriGas Partners, L.P.	Form 8-K (7/1/2010)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from AmeriGas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter and nine months ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Partners’ Capital; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
By:	AmeriGas Propane, Inc., as General Partner

Date: August 6, 2010	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: August 6, 2010	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from AmeriGas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter and nine months ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Partners’ Capital; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.