Form 10-K
period 2010-09-30
AMERIGAS PARTNERS LP
filed 2010-11-19
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2010 was approximately $1,291,747,698. At November 15, 2010, there were outstanding 57,091,659 Common Units representing limited partner interests.

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
PART I:
ITEM 1. BUSINESS
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves approximately 1.3 million residential, commercial, industrial, agricultural and motor fuel customers in all 50 states from nearly 1,200 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”) and its subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP” and together with AmeriGas OLP, the “Operating Partnership”), both Delaware limited partnerships. Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2010” and “Fiscal 2009” refer to the fiscal years ended September 30, 2010 and September 30, 2009, respectively. Effective October 1, 2010, Eagle OLP merged with and into AmeriGas OLP.

AmeriGas Propane, Inc. is our general partner (the “General Partner,”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 44% effective ownership interest in the Partnership.
Business Strategy
Our strategy is to grow by (i) acquisitions and internal sales and marketing programs, (ii) leveraging our scale and driving productivity, and (iii) achieving world class safety performance. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2010, we completed the acquisition of 15 propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program through which consumers can purchase or exchange empty propane grill cylinders at various retail locations, and our Strategic Accounts program, through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with us rather than with many small suppliers. In addition, we believe opportunities exist to grow our business internally through other sales and marketing programs designed to attract and retain customers.
General Partner Information
The Partnership’s website can be found at www.amerigas.com. The Partnership makes available free of charge at this website (under the tabs “Investor Relations,” “SEC FILINGS”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website (under the tab “Investor Relations,” caption “Corporate Governance”). All of these documents are also available free of charge by writing to Hugh J. Gallagher, Director, Treasury Services and Investor Relations, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.
Products, Services and Marketing
The Partnership serves approximately 1.3 million customers in all 50 states from nearly 1,200 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain areas, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of Ontario and Quebec.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over one billion gallons of propane in Fiscal 2010. Approximately 87% of the Partnership’s Fiscal 2010 sales (based on gallons sold) were to retail accounts and approximately 13% were to wholesale customers. Sales to residential customers in Fiscal 2010 represented approximately 40% of retail gallons sold; commercial/industrial customers 37%; motor fuel customers 13%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2010 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program. At September 30, 2010, ACE cylinders were available at approximately 30,000 retail locations throughout the United States. Sales of our ACE grill cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange their empty propane grill cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane grill cylinders directly at the retailer’s location.

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
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane in portable cylinders, including ACE propane grill cylinders. Some of these deliveries are made to the customer’s location, where empty cylinders are either picked up or replenished in place.
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2010, approximately 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2011. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, supplied approximately 43% of the Partnership’s Fiscal 2010 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2010. In certain areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
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
The retail propane industry is mature, with no growth in total demand foreseen in the next several years. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the Strategic Accounts program, as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.
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
In Fiscal 2010, the Partnership’s retail propane sales totaled approximately 893 million gallons. Based on the most recent annual survey by the American Petroleum Institute, 2008 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 9.3 billion gallons. Based on LP-GAS magazine rankings, 2008 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 41% of domestic retail sales.
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
Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2010, the General Partner had approximately 5,800 employees, including approximately 400 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.
Global Climate Change
There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. While some states have adopted laws regulating the emission of GHGs for some industry sectors, there is currently no federal regulation mandating the reduction of GHG emissions in the United States. In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act (“ACES Act”). The ACES Act would establish an economy-wide GHG cap-and-trade system to reduce GHG emissions over time. The United States Senate has been considering a number of related proposals, ranging from “energy only” bills to proposals that place an economy-wide cap on greenhouse gas emissions. No legislation can be enacted until a final reconciled bill is approved by both the House of Representatives and the Senate and signed by the President.

Even if Congress does not pass legislation mandating GHG emissions reductions, there continue to be regulatory developments under the Clean Air Act applicable to GHGs. In September 2009, the Environmental Protection Agency (“EPA”) issued a final rule establishing a system for mandatory reporting of GHG emissions. In November 2010, the EPA expanded the reach of its GHG reporting requirements to include the petroleum and natural gas industries. Petroleum and natural gas facilities subject to the rule, which include facilities of our natural gas distribution and electricity generation businesses, are required to begin emissions monitoring in January 2011 and to submit detailed annual reports beginning in March 2012. The rule does not require affected facilities to implement GHG emission controls or reductions. In December 2009, the EPA published its findings that emissions of GHGs constitute an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA has proposed two sets of regulations that would limit GHG emissions from new motor vehicles and that would impose permit requirements for GHG emissions from certain stationary sources. Legal challenges have been filed against many of EPA’s rulemakings, and we are unable to predict the results of those challenges.
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
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our ACE operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of unfavorable weather conditions can negatively affect our ACE revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane appliances which could reduce the demand for our portable propane grill cylinder exchange services.
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

High propane prices can lead to customer conservation and attrition, resulting in reduced demand for our product.
Prices for propane are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high propane costs our prices generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our product.
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
During Fiscal 2010, AmeriGas Propane purchased approximately 82% of its propane needs from ten suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
The retail propane industry is mature, with no growth in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of our ACE and Strategic Accounts programs, as well as the success of our marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.
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
There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. In response to this concern, the United States House of Representatives passed the American Clean Energy and Security Act (“ACES Act”) in June of 2009 to establish an economy-wide GHG cap-and-trade system to reduce GHG emissions over time. Subsequently, the United States Senate has been considering a number of related proposals, ranging from “energy only” bills to proposals that place an economy-wide cap on greenhouse gas emissions. No legislation can be enacted until a final reconciled bill is approved by both the House of Representatives and the Senate and signed by the President.
Even if Congress does not pass legislation mandating GHG emissions reductions, there continue to be regulatory developments under the Clean Air Act applicable to GHGs. In September 2009, the Environmental Protection Agency (“EPA”) issued a final rule establishing a system for mandatory reporting of GHG emissions. In November 2010, the EPA expanded the reach of its GHG reporting requirements to include the petroleum and natural gas industries. Petroleum and natural gas facilities subject to the rule, which include facilities of our natural gas distribution and electricity generation businesses, are required to begin emissions monitoring in January 2011 and to submit detailed annual reports beginning in March 2012. The rule does not require affected facilities to implement GHG emission controls or reductions. In December 2009, the EPA published its findings that emissions of GHGs constitute an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA has proposed two sets of regulations that would limit GHG emissions from new motor vehicles and that would impose permit requirements for GHG emissions from certain stationary sources. Legal challenges have been filed against many of EPA’s rulemakings, and we are unable to predict the results of those challenges.
It is expected that climate change legislation will continue to be part of the legislative and regulatory discussion for the foreseeable future. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us and our customers. The impact of legislation and regulations on us will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or results of operations in the future.
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
Our General Partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our General Partner to establish reserves. Decisions as to amounts to be reserved have a direct impact on the amount of available cash for distributions because reserves are taken into account in computing available cash. Each fiscal quarter, our General Partner may, in its reasonable discretion, determine the amounts to be reserved, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:
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
A unitholder who sells Common Units will recognize the gain or loss equal to the difference between the amount realized, including the unitholder’s share of our nonrecourse liabilities, and the unitholder’s adjusted tax basis in the Common Units. Prior distributions in excess of cumulative net taxable income allocated for a Common Unit which decreased a unitholder’s tax basis in that unit will, in effect, become taxable income if the Common Unit is sold at a price greater than the unitholder’s tax basis in that Common Unit, even if the price is less than the unit’s original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income. Furthermore, should the IRS successfully contest some conventions used by us, a unitholder could recognize more gain on the sale of Common Units than would be the case under those conventions, without the benefit of decreased income in prior years.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of September 30, 2010, the Partnership owned approximately 86% of its district locations. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2010, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
1,400	Trailers	89%	11%
300	Tractors	13%	87%
188	Railroad tank cars	0%	100%
2,460	Bobtail trucks	14%	86%
267	Rack trucks	1%	99%
2,125	Service and delivery trucks	15%	85%
Other assets owned at September 30, 2010 included approximately 837,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 3.3 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,700 large volume tanks with typical capacities of more than 2,000 gallons which are used for its own storage requirements.
ITEM 3. LEGAL PROCEEDINGS
With the exception of the matters set forth in Note 13 to Consolidated Financial Statements included in Item 8 of this Report, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership’s business.

ITEM 4. (REMOVED AND RESERVED)
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

	Price Range		Cash
2010 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.42	$40.38	$0.705
Third Quarter	43.30	35.00	$0.705
Second Quarter	42.94	38.14	$0.670
First Quarter	40.00	34.61	$0.670

	Price Range		Cash
2009 Fiscal Year	High	Low	Distribution
Fourth Quarter	$38.00	$32.95	$0.840	(1)
Third Quarter	34.75	28.10	0.670
Second Quarter	32.60	23.37	0.640
First Quarter	31.98	17.98	0.640

(1)	Includes a one-time distribution of $0.17 from the proceeds of the Partnership’s November 13, 2008 sale of its storage facility in California.
As of November 15, 2010, there were 1,094 record holders of the Partnership’s Common Units.
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

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended September 30,
(Thousands of dollars, except per share amounts)	2010	2009		2008		2007		2006
FOR THE PERIOD:
Income statement data:
Revenues	$2,320,342	$2,260,095		$2,815,189		$2,277,375		$2,119,266

Net income	$167,494	$227,610	(a)	$160,306	(a)	$193,397	(a)	$92,698	(a)
Less: net income attributable to noncontrolling interests	(2,281)	(2,967	)(a)	(2,287	)(a)	(2,613	)(a)	(1,540	)(a)

Net income attributable to AmeriGas Partners, L.P.	$165,213	$224,643	(a)	$158,019	(a)	$190,784	(a)	$91,158	(a)

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$160,522	$217,906		$155,741		$185,184		$90,246

Income per limited partner unit — basic and diluted (b)	$2.80	$3.59		$2.70		$3.15		$1.59

Cash distributions declared per limited partner unit	$2.75	$2.79		$2.50		$2.63		$2.28

AT PERIOD END:
Balance sheet data:
Current assets	$325,858	$316,507		$425,096		$375,020		$368,209

Total assets	1,696,219	1,657,564		1,725,073		1,696,784		1,611,767

Current liabilities (excluding debt)	349,139	338,380		461,095		376,668		378,331

Total debt	882,402	865,644		933,390		933,042		933,746

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	380,848	364,459		247,375		311,228		221,503
Noncontrolling interests	12,038	11,866		10,723		11,386		10,448

Total partners’ capital	392,886	376,325		258,098		322,614		231,951

OTHER DATA:
Capital expenditure (including capital leases)	$83,170	$78,739		$62,756		$73,764		$70,915
Retail propane gallons sold (millions)	893.4	928.2		993.2		1,006.7		975.2
Degree days — % (warmer) than normal (c)	(2.2)%	(3.1)%		(3.0)%		(6.5)%		(10.2)%

(a)	As adjusted in accordance with transition provisions for accounting for and presentation of noncontrolling interests in consolidated subsidiaries (see Note 3 to Consolidated Financial Statements).

(b)
Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships (see Note 3 to Consolidated Financial Statements).

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
Executive Overview
Net income attributable to AmeriGas Partners for Fiscal 2010 was $165.2 million compared with net income attributable to AmeriGas Partners for Fiscal 2009 of $224.6 million. Net income attributable to AmeriGas Partners in Fiscal 2010 reflects the negative impact of a $12.2 million loss on the discontinuance of interest rate hedges recorded in March 2010 while net income attributable to AmeriGas Partners in Fiscal 2009 reflects the benefit of a $39.9 million gain on the sale of the Partnership’s California LPG storage terminal. Average temperatures in the Partnership’s service territories were slightly warmer than normal in both Fiscal 2010 and Fiscal 2009. Retail volumes sold were approximately 3.7% lower in Fiscal 2010 reflecting the lingering effects of the economic recession, customer conservation and customer attrition partially offset by volumes acquired through acquisitions. Total margin was 1.9% lower in Fiscal 2010 primarily due to the lower retail volumes sold. Fiscal 2010 operating and administrative expenses were slightly lower notwithstanding a $7.0 million increase in a litigation accrual recorded in the fourth quarter of Fiscal 2010.
As further described in Note 3 to Consolidated Financial Statements, effective October 1, 2009, we adopted guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. In accordance with the new guidance, prior-year periods have been adjusted. The new guidance on accounting for and presentation of noncontrolling interests had no effect on basic or diluted earnings per unit. Also as described in Note 3 to Consolidated Financial Statements, effective October 1, 2009 we adopted new guidance regarding the application of the two-class method for determining income per unit as it relates to MLPs. The new guidance requires retrospective application to all periods presented. The new guidance on the application of the two-class method for determining income per unit had no effect on the full-year calculation of earnings per limited partner unit for Fiscal 2009 and Fiscal 2008.
We believe that the Partnership has sufficient liquidity in the form of revolving credit agreements. Additionally, AmeriGas OLP expects to renew its credit agreements, which are scheduled to expire in June 2011 and October 2011, during the second-half of Fiscal 2011.
Analysis of Results of Operations
The following analyses compares the Partnership’s results of operations for (1) Fiscal 2010 with Fiscal 2009 and (2) Fiscal 2009 with the year ended September 30, 2008 (“Fiscal 2008”). As previously mentioned, our consolidated results of operations for Fiscal 2009 and Fiscal 2008 reflect the retroactive effects of the Financial Accounting Standards Board’s accounting guidance for the presentation of noncontrolling interests in consolidated financial statements.

Fiscal 2010 Compared with Fiscal 2009

			Increase
	2010	2009	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	893.4	928.2	(34.8)	(3.7)%
Wholesale	129.2	119.7	9.5	7.9%

	1,022.6	1,047.9	(25.3)	(2.4)%

Revenues:
Retail propane	$1,996.2	$1,976.0	$20.2	1.0%
Wholesale propane	162.6	115.9	46.7	40.3%
Other	161.5	168.2	(6.7)	(4.0)%

	$2,320.3	$2,260.1	$60.2	2.7%

Total margin (a)	$925.3	$943.6	$(18.3)	(1.9)%
EBITDA (b)	$321.0	$381.4	$(60.4)	(15.8)%
Operating income	$235.9	$300.5	$(64.6)	(21.5)%
Net income attributable to AmeriGas Partners	$165.2	$224.6	$(59.4)	(26.4)%
Heating degree days — % (warmer) than normal (c)	(2.2)%	(3.1)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in Fiscal 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges and a pre-tax loss of $7 million associated with an increase in a litigation accrual. EBITDA in Fiscal 2009 includes a pre-tax gain of $39.9 million from the sale of a California LPG storage facility.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Fiscal
	2010	2009

Net income attributable to AmeriGas Partners	$165.2	$224.6
Income tax expense	3.3	2.7
Interest expense	65.1	70.3
Depreciation	79.7	78.5
Amortization	7.7	5.3

EBITDA	$321.0	$381.4

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2009 data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were 2.2% warmer than normal during Fiscal 2010 compared with temperatures in the prior year that were 3.1% warmer than normal. Fiscal 2010 retail gallons sold were lower reflecting, among other things, the lingering effects of the economic recession, customer conservation and customer attrition partially offset by volumes acquired through business acquisitions.
Retail propane revenues increased $20.2 million during Fiscal 2010 reflecting an increase as a result of higher average retail sales prices ($94.3 million) partially offset by lower retail volumes sold ($74.1 million). Wholesale propane revenues increased $46.7 million principally reflecting higher year-over-year wholesale selling prices ($37.5 million) and, to a lesser extent, higher wholesale volumes sold ($9.2 million). Average wholesale propane prices at Mont Belvieu, Texas, were approximately 47% higher during Fiscal 2010 compared with average wholesale propane prices during Fiscal 2009. The lower average wholesale propane prices in Fiscal 2009 principally resulted from a precipitous decline in prices that occurred during the first quarter of Fiscal 2009. Other revenues decreased $6.7 million in Fiscal 2010 compared with Fiscal 2009. Total cost of sales increased $78.6 million, to $1,395.1 million, principally reflecting the higher 2010 wholesale propane product costs.
Total margin was $18.3 million lower in Fiscal 2010 primarily due to lower total retail margin ($21.9 million). The lower total retail margin reflects the effects of the lower retail volumes sold ($31.4 million) partially offset by the effects of slightly higher average retail unit margins ($9.5 million) including higher unit margins in our AmeriGas Cylinder Exchange program.
The $60.4 million decrease in Partnership EBITDA during Fiscal 2010 reflects (1) the absence of a pre-tax gain recorded in Fiscal 2009 associated with the November 2008 sale of the Partnership’s California LPG storage facility ($39.9 million); (2) the previously mentioned decline in Fiscal 2010 total margin ($18.3 million); and (3) a loss from the discontinuance of interest rate hedges ($12.2 million). During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue a previously anticipated $150 million of long-term debt during the summer of 2010. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated debt issuance and recorded a $12.2 million loss which is reflected in other (income) expense, net on the Fiscal 2010 Consolidated Statement of Income. These previously mentioned declines in EBITDA were partially offset by a decrease in operating and administrative expenses ($5.4 million) largely due to lower self-insured liability and casualty expenses ($9.2 million) and lower compensation and benefits expense ($4.7 million) partially offset by an increase in a litigation accrual recorded during the fourth quarter of Fiscal 2010 ($7.0 million).
Operating income in Fiscal 2010 decreased $64.6 million reflecting the previously mentioned decrease in EBITDA ($60.4 million) and slightly higher depreciation and amortization expense associated with fixed assets acquired during the past year ($3.6 million). Partnership interest expense was $5.2 million lower in Fiscal 2010 principally reflecting lower interest expense on lower long-term debt outstanding.

Fiscal 2009 Compared with Fiscal 2008

			Increase
	2009	2008	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	928.2	993.2	(65.0)	(6.5)%
Wholesale	119.7	111.2	8.5	7.6%

	1,047.9	1,104.4	(56.5)	(5.1)%

Revenues:
Retail propane	$1,976.0	$2,439.2	$(463.2)	(19.0)%
Wholesale propane	115.9	185.4	(69.5)	(37.5)%
Other	168.2	190.6	(22.4)	(11.8)%

	$2,260.1	$2,815.2	$(555.1)	(19.7)%

Total margin (a)	$943.6	$906.9	$36.7	4.0%
EBITDA (b)	$381.4	$313.0	$68.4	21.9%
Operating income	$300.5	$234.9	$65.6	27.9%
Net income attributable to AmeriGas Partners	$224.6	$158.0	$66.6	42.2%
Heating degree days — % (warmer) than normal (c)	(3.1)%	(3.0)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in Fiscal 2009 includes a pre-tax gain of $39.9 million from the sale of a California LPG storage facility.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Fiscal
	2009	2008

Net income attributable to AmeriGas Partners	$224.6	$158.0
Income tax expense	2.7	1.7
Interest expense	70.3	72.9
Depreciation	78.5	75.7
Amortization	5.3	4.7

EBITDA	$381.4	$313.0

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2009 data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories during Fiscal 2009 were 3.1% warmer than normal compared with temperatures in the prior year that were 3.0% warmer than normal. Fiscal 2009 retail gallons sold were 6.5% lower than Fiscal 2008 reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which occurred over the last year and continued customer conservation. During Fiscal 2009, average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were more than 50% lower than such prices in Fiscal 2008. The decrease in the average wholesale commodity prices in Fiscal 2009 reflects the effects of a precipitous decline in commodity propane prices principally during the first quarter of Fiscal 2009 following a substantial increase in prices during most of the second half of Fiscal 2008. Although wholesale propane prices in Fiscal 2009 rebounded modestly from prices experienced earlier in the year, at September 30, 2009 such prices remained approximately 35% lower than at September 30, 2008.
Retail propane revenues declined $463.2 million in Fiscal 2009 reflecting a decrease as a result of the lower retail volumes sold ($303.6 million) and a decrease due to lower average selling prices ($159.6 million). Wholesale propane revenues declined $69.5 million reflecting a decrease from lower wholesale selling prices ($83.7 million) partially offset by an increase from higher wholesale volumes sold ($14.2 million). Total cost of sales decreased $591.8 million to $1,316.5 million principally reflecting the effects of the previously mentioned lower propane commodity prices.
Total margin was $36.7 million greater in Fiscal 2009 reflecting the beneficial impact of higher than normal retail unit margins resulting from the previously mentioned rapid decline in propane commodity costs that occurred primarily as we entered the critical winter heating season in the first quarter of Fiscal 2009.
The $68.4 million increase in Fiscal 2009 Partnership EBITDA reflects the effects of a pre-tax gain from the November 2008 sale of the Partnership’s California LPG storage facility ($39.9 million) and the previously mentioned increase in total margin ($36.7 million). These increases were partially offset by slightly higher operating and administrative expenses ($4.7 million) and slightly lower other income ($2.8 million). The slightly higher operating and administrative expenses reflects, in large part, an increase in compensation and benefit expenses ($9.1 million) and higher costs associated with facility maintenance projects ($6.4 million) offset principally by lower vehicle fuel expenses ($14.2 million) due to lower propane, diesel and gasoline prices.
Operating income increased $65.6 million in Fiscal 2009 reflecting the previously mentioned increase in EBITDA ($68.4 million) partially offset by slightly higher depreciation and amortization expense ($3.4 million) reflecting acquisitions and plant and equipment expenditures made since the prior year.
Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2010 totaled $882.4 million (including current maturities of long-term debt of $20.1 million and bank loans of $91 million). The Partnership’s debt outstanding at September 30, 2009 totaled $865.6 million (including current maturities of long-term debt of $82.2 million and no bank loans outstanding). Total debt outstanding at September 30, 2010 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes and $11.7 million of other long-term debt. In July 2010, AmeriGas OLP repaid $80 million of maturing First Mortgage Notes with borrowings under its Revolving Credit Facility and cash from operations (as described below).

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million unsecured credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) which expires on June 30, 2011. AmeriGas OLP expects to renew these credit agreements prior to their expiration. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 Supplemental Credit Agreement permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes.
At September 30, 2010, there were $91 million of borrowings outstanding under the Credit Agreement and no amounts outstanding under the 2009 Supplemental Credit Agreement. The average interest rate on Credit Agreement borrowings outstanding at September 30, 2010 was 1.31%. There were no borrowings under the AmeriGas OLP’s credit agreements at September 30, 2009. Borrowings under our credit agreements are classified as bank loans on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $35.7 million at September 30, 2010 and $37.0 million at September 30, 2009. The average daily and peak bank loan borrowings outstanding under the credit agreements during Fiscal 2010 were $43.9 million and $135 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during Fiscal 2009 were $43.8 million and $184.5 million, respectively. The higher peak bank loan borrowings in Fiscal 2009 resulted from amounts borrowed to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred early in Fiscal 2009. At September 30, 2010, the Partnership’s available borrowing capacity under the credit agreements was $148.3 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP’s Credit Agreement and the 2009 Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2011. For a more detailed discussion of the Partnership’s credit facilities, see Note 7 to Consolidated Financial Statements.
Partnership Distributions
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash as defined in the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) for such quarter. Available Cash generally means:
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

Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2010, Fiscal 2009 and Fiscal 2008 were as follows:

	Fiscal
	2010	2009	2008
1st Quarter	$0.67	$0.64	$0.61
2nd Quarter	0.67	0.64	0.61
3rd Quarter	0.705	0.67	0.64
4th Quarter	0.705	0.84	0.64
The Partnership has made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit since the quarterly distribution paid May 18, 2007. As a result, beginning with the quarterly distribution paid May 18, 2007 and every quarter thereafter, the General Partner has received a greater percentage of the total Partnership distributions than its aggregate 2% general partner interests in AmeriGas OLP and AmeriGas Partners. The General Partner distribution based on its aggregate 2% general partner ownership interests totaled $6.9 million in Fiscal 2010, $8.5 million in Fiscal 2009 and $4.3 million in Fiscal 2008. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2010, Fiscal 2009 and Fiscal 2008 of $3.0 million, $4.5 million and $0.7 million, respectively.
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
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its credit agreements to satisfy its seasonal operating cash flow needs. Due in large part to declining propane commodity prices, Fiscal 2009 cash flows from operations were significantly greater than in Fiscal 2010 or Fiscal 2008 primarily the result of lower cash required to fund changes in working capital as further described below.
Cash flow from operating activities was $218.8 million in Fiscal 2010, $367.5 million in Fiscal 2009 and $180.2 million in Fiscal 2008. Cash flow from operating activities before changes in operating working capital was $269.5 million in Fiscal 2010, $281.2 million in Fiscal 2009 and $255.1 million in Fiscal 2008. Cash provided (used) to fund changes in operating working capital totaled ($50.7) million in Fiscal 2010, $86.3 million in Fiscal 2009 and ($74.9) million in Fiscal 2008. The higher cash needed to fund changes in working capital in Fiscal 2010 resulted from the greater cash needed to fund changes in operating working capital, principally accounts receivable and inventories, due to the year-over-year increase in wholesale propane product prices. The greater cash provided by changes in operating working capital in Fiscal 2009 compared to Fiscal 2008 reflects lower net cash required to fund changes in accounts receivable and inventories due in large part to the effects of declining wholesale propane product costs during the year. Cash flow from changes in operating working capital in Fiscal 2009 also reflects reimbursements of $17.8 million of counterparty collateral deposits paid in Fiscal 2008.
Investing activities. Investing activity cash flow is principally affected by expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $114.9 million in Fiscal 2010, $79.5 million in Fiscal 2009 and $55.6 million in Fiscal 2008. We spent $83.2 million for property, plant and equipment (comprising $41.1 million of maintenance capital expenditures and $42.1 million of growth capital expenditures) in Fiscal 2010; $78.7 million for property, plant and equipment (comprising $37.5 million of maintenance capital expenditures and $41.2 million of growth capital expenditures) in Fiscal 2009; and $62.8 million for property, plant and equipment (comprising $29.1 million of maintenance capital expenditures and $33.7 million of growth capital expenditures) in Fiscal 2008. The greater capital expenditures in Fiscal 2010 and 2009 include expenditures associated with an ongoing system software replacement. In November 2008, the Partnership sold its California 600,000 barrel LPG storage facility for net cash proceeds of $42.4 million.

Financing activities. Changes in cash flow from financing activities are primarily due to distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, borrowings under credit agreements, and issuances of AmeriGas Partners Common Units. Cash flow used by financing activities was $155.4 million in Fiscal 2010, $239.7 million in Fiscal 2009 and $147.7 million in Fiscal 2008. Distributions in Fiscal 2009 include an additional $0.17 per Common Unit to distribute a portion of the proceeds from the Partnership’s November 2008 sales of its California storage facility. During Fiscal 2010, AmeriGas OLP repaid $80 million of maturing First Mortgage Notes using borrowings under its Revolving Credit Facility and cash from operations. During Fiscal 2009, AmeriGas OLP repaid $70 million of maturing First Mortgage Notes using cash generated from operations.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2010, Fiscal 2009 and Fiscal 2008. We also provide amounts we expect to spend in Fiscal 2011. We expect to finance Fiscal 2011 capital expenditures principally from cash generated by operations and borrowings under our credit agreements.

Year Ended September 30,	2011	2010	2009	2008
(millions of dollars)	(estimate)
Property, plant and equipment	$79.9	$83.2	$78.7	$62.8
Fiscal 2010 and Fiscal 2009 capital expenditures include expenditures associated with a Partnership system software replacement.
Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2010 including obligations associated with long-term debt, interest on long-term fixed-rate debt, lease obligations, capital expenditures and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2010:

	Payments Due by Period
			Fiscal	Fiscal	Fiscal 2016
		Fiscal	2012-	2014-	and
(millions of dollars)	Total	2011	2013	2015	therafter
Long-term debt (a)	$791.4	$20.1	$4.0	$417.3	$350.0
Interest on long-term fixed-rate debt (b)	302.5	57.5	110.0	110.1	24.9
Operating leases	181.7	46.5	67.2	38.3	29.7
Propane supply contracts	50.5	50.5	—	—	—
Other purchase obligations (c)	12.6	12.6	—	—	—

Total	$1,338.7	$187.2	$181.2	$565.7	$404.6

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Includes material capital expenditure obligations.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2010 principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount.

Partnership Sale of California Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. We recorded a pre-tax gain of $39.9 million associated with this transaction, which increased net income attributable to AmeriGas Partners for the year ended September 30, 2009 by $39.5 million.
Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $350.2 million in Fiscal 2010, $355.0 million in Fiscal 2009 and $345.5 million in Fiscal 2008 include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $10.8 million in Fiscal 2010, $12.2 million in Fiscal 2009 and $11.2 million in Fiscal 2008. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $2.3 million in Fiscal 2010, $3.3 million in Fiscal 2009 and $2.7 million in Fiscal 2008.
AmeriGas OLP purchases propane from Atlantic Energy, Inc. (“Atlantic Energy”) a former subsidiary of UGI Energy Services, Inc. (“Energy Services”) and a second-tier subsidiary of UGI, pursuant to a propane sales agreement (“Product Sales Agreement”) whereby Atlantic Energy has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The Product Sales Agreement, which was originally scheduled to terminate on April 30, 2010, was amended to extend the initial termination date to April 30, 2015 and to provide for an option to extend beyond that date for an additional five years. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. On July 30, 2010, Energy Services sold its interest in Atlantic Energy. In addition, from time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services and Atlantic Energy (through the date of its sale) totaled $39.8 million, $24.3 million and $47.3 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The sale of the terminal did not effect the terms of the Product Sales Agreement.
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, (“CPP”) from CPP, a second-tier subsidiary of UGI Utilities, Inc., for $32.0 million cash plus estimated working capital of $1.6 million. UGI Utilities, Inc. is a wholly owned subsidiary of UGI. CPP sold propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from borrowings under its Credit Agreement. Pursuant to the acquisition agreement, in February 2009, AmeriGas OLP reached an agreement with UGI Utilities on the working capital adjustment pursuant to which UGI Utilities reimbursed AmeriGas OLP $1.4 million plus interest.
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material in Fiscal 2010, Fiscal 2009 or Fiscal 2008.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are expected to have an effect on the Partnership’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Market Risk Disclosures
Our primary financial market risks include commodity prices for propane and interest rates on borrowings.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2010 and 2009 were gains of $8.0 million and $11.8 million, respectively. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $18.7 million and $14.0 million, respectively.
Because the Partnership’s propane derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage propane market price risk would be substantially offset by gains or losses on the associated anticipated transactions.
Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements. These agreements have interest rates that are generally indexed to short-term market interest rates. At September 30, 2010, there was $91 million of borrowings outstanding under the credit agreements. Based upon the average level of borrowings outstanding under the credit agreements in Fiscal 2010, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.4 million.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $42.9 million and $38.2 million at September 30, 2010 and 2009, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $46.0 million and $40.7 million at September 30, 2010 and 2009, respectively.
Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. As previously mentioned, during the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150 million of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated $150 million long-term debt issuance and recorded a $12.2 million loss which is reflected in other income, net, on the Fiscal 2010 Consolidated Statements of Operations. There were no unsettled interest rate protection agreements outstanding at September 30, 2010. The fair value of unsettled interest rate protection agreements at September 30, 2009 was a loss of $15.9 million.

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
Depreciation and amortization of long-lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2010, our net property, plant and equipment totaled $642.8 million. Depreciation expense of $79.7 million was recorded during Fiscal 2010.
Purchase price allocation. From time to time, we enter into material business combinations. In accordance with accounting guidance associated with business combinations, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. Estimates most commonly impact property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.
Newly Adopted and Recently Issued Accounting Pronouncements
See Note 3 to Consolidated Financial Statements for a discussion of the effects of accounting guidance we adopted in Fiscal 2010.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)
The General Partner’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective at the reasonable assurance level.

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

The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:
•	oversee the accounting and financial reporting processes and audits of the financial statements of the Partnership;
•	monitor the independence of the Partnership’s independent registered public accounting firm and the performance of the independent registered public accountants and internal audit staff;
•	oversee the adequacy of the Partnership’s controls relative to financial and business risk;
•	provide a means for open communication among the independent registered public accountants, management, internal audit staff and the Board of Directors; and
•	oversee compliance with applicable legal and regulatory requirements.
The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the Partnership’s independent registered public accounting firm. A copy of the current charter of the Audit Committee is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations — Corporate Governance.”
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
The Compensation/Pension Committee members are Messrs. Schlanger (Chairman) and Marrazzo and Dr. Ban. The Committee establishes executive compensation policies and programs, confirms that executive compensation plans do not encourage unnecessary risk-taking; recommends to the independent members of the Board of Directors base salary, annual bonus target levels and long-term compensation awards for executives, approves corporate goals and objectives relating to the Chief Executive Officer’s compensation, assists the Board in establishing a succession plan for the Chief Executive Officer, and reviews the General Partner’s plans for senior management succession and management development. Each member of the Compensation/Pension Committee is independent as defined by the New York Stock Exchange listing standards.
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

When considering whether the Board’s Directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to satisfy the oversight responsibilities of the Board, the Corporate Governance Committee and the Board considered primarily the information about the backgrounds and experiences of the Directors contained under the section of this Report entitled “Directors, Executive Officers and Corporate Governance — Directors and Executive Officers of the General Partner.” In particular, with regard to Mr. Greenberg, the Board considered his executive leadership and vision demonstrated in leading the Partnership’s successful growth for more than 15 years, and his extensive industry knowledge and experience. With regard to Mr. Bissell, the Board considered his senior management experience as the General Partner’s Chief Executive Officer and his extensive industry knowledge. With regard to Mr. Walsh, the Board considered his experience serving as Vice Chairman of the General Partner, his senior management experience with UGI Corporation and another global public company, and his broad industry knowledge and insight. With regard to Dr. Ban, the Board considered his extensive energy industry and emerging energy technologies knowledge and experience, including his experience as Chief Executive Officer of the Gas Research Institute, and his public company directorship and committee experience. With regard to Mr. Gozon, the Board considered his extensive senior executive experience with publicly-traded global business organizations, and his significant public and private company directorship and committee experience, including experience as chairman of the board. With regard to Mr. Marrazzo, the Board considered his extensive experience as Chief Executive Officer of both non-profit and public companies, his city government leadership experience, and his public and private company directorship and committee experience. With regard to Mr. Pratt, the Board considered his extensive executive and financial management experience, his knowledge of the information technology field, and his public and private company directorship and committee experience. With regard to Mr. Schlanger, the Board considered his senior management experience as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Arco Chemical Company, a large public company, and his experience serving as chairman, director and committee member of the boards of directors of large public and private international companies, including his experience representing a major private equity firm’s shareholder interest. With regard to Mr. Stoeckel, the Board considered his management experience as Chief Executive Officer of a large private company sharing similarities with the Partnership, such as a similar workforce and a large number of geographically dispersed retail locations, and his private company directorship experience.
The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations — Corporate Governance.” Copies of all corporate governance documents posted on the Partnership’s website are available free of charge by writing to Hugh J. Gallagher, Director, Treasury Services and Investor Relations, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482.
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

Name	Age	Position with the General Partner
Lon R. Greenberg	60	Chairman and Director
Eugene V. N. Bissell	57	President, Chief Executive Officer and Director
John L. Walsh	55	Vice Chairman and Director
Stephen D. Ban	69	Director
Richard C. Gozon	72	Director
William J. Marrazzo	61	Director
Gregory A. Pratt	62	Director
Marvin O. Schlanger	62	Director
Howard B. Stoeckel	65	Director
Randy A. Hannigan	59	Vice President — Field Operations, South
John S. Iannarelli	46	Vice President — Field Operations, North
William D. Katz	57	Vice President — Human Resources
Robert H. Knauss	57	Vice President, General Counsel and Corporate Secretary
David L. Lugar	53	Vice President — Supply and Logistics
Andrew J. Peyton	42	Vice President — Sales and Marketing
Kevin Rumbelow	50	Vice President — Operations Support
Jerry E. Sheridan	45	Vice President — Finance and Chief Financial Officer
William J. Stanczak	55	Controller and Chief Accounting Officer

Mr. Greenberg is a director (since 1994) and Chairman of the Board of Directors of the General Partner. He previously served as President and Chief Executive Officer of the General Partner from 1996 until July 2000. He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been President (1994 to 2005) and Senior Vice President — Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc. and Aqua America, Inc.
Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since July 2000), having served as Senior Vice President — Sales and Marketing of the General Partner (1999 to 2000) and Vice President — Sales and Operations (1995 to 1999). Previously, he was Vice President — Distributors and Fabrication, BOC Gases (1995), having been Vice President — National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI Corporation and its subsidiaries, including Director, Corporate Development. Mr. Bissell is a member of the Board of Directors of the National Propane Gas Association and a member of the Kalamazoo College Board of Trustees.
Mr. Walsh is a director and Vice Chairman of the General Partner (since April 2005). He also serves as a director and President and Chief Operating Officer of UGI Corporation (since April 2005). In addition, Mr. Walsh is a director (since April 2005) and President and Chief Executive Officer (since July 2009) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President-Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000).
Dr. Ban was elected a director of the General Partner on February 22, 2006. He is currently working as a consultant in private industry. Dr. Ban recently retired as Director of the Technology Transfer Division of the Argonne National Laboratory, a science-based Department of Energy laboratory dedicated to advancing the frontiers of science in energy, environment, biosciences and materials (2001 to 2010). He previously served as President and Chief Executive Officer of the Gas Research Institute, a gas industry research and development company funded by distributors, transporters, and producers of natural gas (1987 to 1999). He also served as Executive Vice President of Gas Research Institute. Prior to joining Gas Research Institute in 1981, he was Vice President, Research and Development and Quality Control of Bituminous Materials, Inc. Dr. Ban also serves as a director of UGI Corporation, UGI Utilities, Inc. and Energen Corporation.
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
Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation’s fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988 to 1997); Water Commissioner for the Philadelphia Water Department (1971 to 1988) and Managing Director for the City of Philadelphia (1983 to 1984). He also serves as a director of American Water Works Company, Inc. and Woodard & Curran Engineers.
Mr. Pratt was elected a director of the General Partner on May 24, 2005. He is Chairman of the Board of Carpenter Technology Corporation, a manufacturer and distributor of stainless steel and specialty alloys (since October 2009). Mr. Pratt also served as interim Chief Executive Officer and President of Carpenter Technology Corporation until July 1, 2010. He is the former Vice Chairman and a director of OAO Technology Solutions, Inc. (OAOT), an information technology professional services company (2002 to 2010). He joined OAOT in 1998 as President and Chief Executive Officer after OAOT acquired Enterprise Technology Group, Inc., a software engineering firm founded by Mr. Pratt. Mr. Pratt also serves as President and a director of the Capital Area Chapter of the National Association of Corporate Directors, a non-profit organization. He previously served as a director, President and Chief Operating Officer of Intelligent Electronics, Inc. (1991 to 1996), and was co-founder, and served as Chief Financial Officer of Atari Corp. and President of Atari (US) Corp. (1984 to 1991).

Mr. Schlanger was elected a director of the General Partner on January 26, 2009. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C., a company that provides management services and capital to the chemical and allied industries (since October 1998). Mr. Schlanger also serves as Chairman of the Board of LyondellBassell Industries N.V. (since June 2010), Chairman of the Board of CEVA Group, Plc (since February 2009), and Vice Chairman of Hexion Specialty Chemicals, Inc. (since June 2005). He was previously Chairman and Chief Executive Officer of Resolution Performance Products, Inc., a manufacturer of specialty and intermediate chemicals (2000 to 2005), Chairman of Covalence Specialty Materials Corp. (2006 to 2007), and Chairman of Resolution Specialty Materials, LLC (2004 to 2005). Mr. Schlanger also serves as a Director of UGI Corporation, UGI Utilities, Inc., and Momentive Performance Materials Inc.
Mr. Stoeckel was elected a director of the General Partner on September 30, 2006. Mr. Stoeckel is President and Chief Executive Officer of Wawa, Inc. and also serves as Vice Chairman of the Board of Directors of Wawa, Inc. Wawa, Inc. is a multi-state retailer of food products and gasoline. He joined Wawa, Inc. in 1987 as Vice President — Human Resources and was promoted to various positions, including Chief Operating Officer, Executive Vice President, Chief Retail Officer, and Vice President — Marketing. He also serves as a trustee for Rider University.
Mr. Hannigan is Vice President — Field Operations, South of the General Partner (since March 2010), having served previously as Vice President — Field Operations of the General Partner (2007 to 2010). He joined the General Partner as a District Manager in 1978 and has spent over 25 years in positions of increasing responsibility including Region Vice President and General Manager (1997 to 2006). Mr. Hannigan retired effective October 15, 2010.
Mr. Iannarelli is Vice President — Field Operations, North of the General Partner (since March 2010), having served previously as Vice President — Midwest Operations of the General Partner (January 2009 to March 2010) and Vice President — Business Reengineering (2005 to 2009). Prior to 2005, he held various positions of increasing responsibility with the General Partner including Region Vice President (2004 to 2005), Director of Region Operations (2001 to 2004), and Director of Corporate Development (2000 to 2001). He joined the General Partner in December 1987.
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
Mr. Peyton is Vice President — Sales and Marketing of the General Partner (since March 2010). Previously, he served as General Manager, Southern Region and Northeast Region of the General Partner (2009 to 2010) and as General Manager, Southern Region (2006 to 2009). Prior to joining the General Partner, Mr. Peyton served in a variety of positions, including national accounts and product management, during his more than ten year tenure at Ryerson, Inc.

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

In making its determination of independence, the Board of Directors considered charitable contributions and underwriting support given by the Partnership and its affiliates in prior years to WHYY, of which Mr. Marrazzo is the Chief Executive Officer, as well as ordinary course business transactions between the Partnership and its affiliates and Carpenter Technology Corporation, where Mr. Pratt serves as Chairman of the Board and formerly served as interim President and Chief Executive Officer during a portion of 2010. All such transactions were in compliance with the categorical standards set by the Board of Directors for determining director independence.
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

Section 16(a) — Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2010 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.
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
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2010.
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

In Fiscal 2010, the components of our compensation program included salary, annual bonus awards, a discretionary cash bonus, long-term incentive compensation (performance unit awards and UGI Corporation stock option grants), perquisites, retirement benefits, and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We also consider granting discretionary special equity awards from time to time, although no such awards were made to the named executive officers during Fiscal 2010. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation
In determining Fiscal 2010 compensation, the Committees engaged Towers Perrin as their compensation consultant. In early 2010, Towers Perrin merged with Watson Wyatt, another human resources consulting firm, and is now called Towers Watson. Towers Watson supported the Committees in performing their responsibilities with respect to our executive compensation program. The primary duties of Towers Watson were to:
•	provide the Committees with independent and objective market data;
•	conduct compensation analysis;
•	review and advise on pay programs and salary, target bonus and long-term incentive levels applicable to our executives; and
•	review components of our compensation program as requested from time to time by the Committees and recommend plan design changes as appropriate.
Towers Watson also performs other services for us and our affiliates under separate agreements. These services include providing (i) actuarial services for UGI’s pension plans, (ii) consulting services with respect to benefits programs, (iii) non-discrimination testing for qualified benefit plans, and (iv) assistance in determining the accounting fair value of our equity awards. Towers Watson was selected by the Committees as their compensation consultant independent of any consideration of the services that Towers Watson provides for us and our affiliates. None of the Towers Watson consultants that provided services to the Committees and none of the Towers Watson executive compensation consultants were involved in any of the actuarial and benefits consulting services provided to us and our affiliates. Towers Watson has served as the actuary for UGI’s qualified pension plans for many years, and its knowledge and experience with our retirement and benefit plans are considered valuable. In Fiscal 2010, we and our affiliates paid Towers Watson $736,605 for these services. We and our affiliates paid Towers Watson $83,234 in Fiscal 2010 for executive compensation-related services, and the Committees approved Towers Watson’s fee structure for those services. Management engaged Towers Watson for all other services provided by that firm, and management reviewed and approved all Towers Watson fees.
In July of Fiscal 2010, based on their review of the Towers Watson relationship, and to avoid any appearance of a conflict, the Committees decided to retain Pay Governance LLC as their compensation consultant for Fiscal 2011. Because Pay Governance LLC currently employs the consultant who formerly served the Committees as our lead compensation consultant when he was employed by Towers Perrin, the Committees did not lose the benefit of their lead consultant’s knowledge of our compensation policies and programs. We will not engage Pay Governance LLC to provide any additional consulting services.

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2009 by Towers Watson. For Messrs. Bissell and Sheridan, Towers Watson provided us with two reports: the “2009 Executive Cash Compensation Review” and the “2009 Executive Long-Term Incentive Review.” Each of these reports includes an executive compensation analysis. We utilize similar but separate Towers Watson market data for UGI, including an executive compensation analysis, in determining compensation for Messrs. Greenberg, Walsh and Knauss. We do not benchmark against specific companies in the Towers Watson reports. Our Committees do benchmark, however, by using (through Towers Watson) compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity and sustained individual and company performance, when setting our executives’ compensation.
For Messrs. Bissell and Sheridan, the executive compensation analysis is based on general industry data in Towers Watson’s General Industry Executive Compensation Database, which includes approximately 430 companies. For Messrs. Greenberg, Walsh and Knauss, the analysis was weighted 75 percent based on the General Industry Executive Compensation Database and 25 percent based on Towers Watson’s Energy Services Executive Compensation Database. This weighting is designed to approximate the relative sizes of UGI’s non-utility and utility businesses. Towers Watson’s General Industry Executive Compensation Database is comprised of companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Towers Watson Energy Services database is comprised of approximately 100 companies, primarily utilities.
We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range for his salary grade approximates the 50th percentile of salaries for comparable executives included in the executive compensation database material referenced by Towers Watson. By comparable executive, we mean an executive having a similar range of responsibilities and the experience to fully perform those responsibilities. Towers Watson uses regression analysis on compensation data for the applicable positions in its databases to provide us with information on market rates of compensation. Regression analysis is an objective calculation that identifies a relationship between one variable (in this case, compensation) and another variable that is closely related to it. For utilities and broader general industry companies, revenue provides the firmest relationship to compensation. In other words, a larger company would be more likely to pay a higher amount of compensation for the same position than a smaller company. Using this relationship, market rates are developed for positions comparable to those of our executives, as if the companies in the Executive Compensation and Energy Services databases had revenues similar to ours. We believe that Towers Watson’s regression analysis on the applicable positions in these databases is an appropriate method for establishing market rates. After consultation with Towers Watson, we considered salaries that were within 15 percent of market median salary levels developed by Towers Watson to be competitive.
Elements of Compensation
Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners or UGI, as the case may be.
As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers to approximate the 50th percentile of salaries for executives in comparable positions as determined in the applicable Towers Watson executive compensation databases. Based on the data provided by Towers Watson, we increased the range of salary in each salary grade for each named executive officer, other than Mr. Greenberg, by 1.5 percent. The Committee established Mr. Greenberg’s Fiscal 2010 salary grade midpoint at the market median of comparable executives as identified by Towers Watson’s executive compensation databases. For Mr. Greenberg, this resulted in a slight reduction of the midpoint from the prior year.

Historically, individual salaries have been adjusted to reflect merit increases based on subjective performance evaluations and the individual’s position within the salary range for his salary grade. For Fiscal 2010, however, in response to the challenging economy and period of evolving market dynamics, our named executive officers did not receive base salary increases. All named executive officers received a salary in Fiscal 2010 that was within 86 percent to 106 percent of the midpoint for his salary range.
The following table sets forth each named executive officer’s Fiscal 2010 salary. As previously discussed, our named executive officers did not receive a base salary increase in Fiscal 2010.

		Percentage Increase
		over Fiscal 2009
Name	Salary	Salary

E. V. N. Bissell	$490,000	0%
J. E. Sheridan	$302,356	0%
L. R. Greenberg	$1,067,500	0%
J. L. Walsh	$648,440	0%
R. H. Knauss	$340,340	0%
Annual Bonus Awards
Either our General Partner or UGI annual bonus plans provide our named executive officers with the opportunity to earn annual cash incentives provided that certain performance goals are satisfied. Our annual cash incentives are intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of partnership unitholder or shareholder value.
In determining each executive position’s target award level under our annual bonus plans, we considered information in the Towers Watson executive compensation databases regarding the percentage of salary payable upon achievement of target goals for executives in similar positions at other companies as described above. In establishing the target award level, we position the amount within the 50th to 75th percentiles for comparable positions. We determined that the 50th to 75th percentile range was appropriate because we believe that the annual bonus opportunities should have a significant reward potential to recognize the difficulty of achieving the annual goals and the significant beneficial impact to the Partnership of such achievement. For Fiscal 2010, Mr. Bissell’s opportunity was set at approximately the 56th percentile and the other named executive officers’ opportunities were set between the 50th and 63rd percentiles.
Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan. For Messrs. Bissell and Sheridan, the entire target award opportunity was based on earnings per Common Unit (“EPU”) of AmeriGas Partners, with the bonus achieved based on EPU subject to adjustment based on achievement of our customer growth goal, as described below. We believe that annual bonus payments to our most senior executives should reflect our overall financial results for the fiscal year and EPU provides a straightforward, “bottom line” measure of the performance of an executive in a large, well-established business. In addition, we believe that customer growth for AmeriGas Partners is an important corollary to EPU because we foresee no growth in total demand for propane in the next several years, and, therefore, customer growth is an important factor in our ability to improve the Partnership’s long-term financial performance. Additionally, the customer growth adjustment serves to balance the risk of achieving our short-term annual financial goals at the expense of our long-term goal to grow our customer base.

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
As noted above, each of Messrs. Bissell’s and Sheridan’s target award opportunity was based on EPU of the Partnership, subject to modification based on customer growth. The EPU target for bonus purposes during Fiscal 2010 was established to be in the range of $2.97 to $3.14 per Common Unit. Under the target bonus criteria applicable to Mr. Bissell, no bonus would be paid if the EPU amount was less than approximately 80 percent of the EPU target, while 200 percent of the target bonus might be payable if EPU was approximately 120 percent or more of the target. The percentage of target bonus payable based on various levels of EPU is referred to as the “EPU Leverage Factor.” The amount of the award determined by applying the EPU Leverage Factor is then adjusted to reflect the degree of achievement of a predetermined customer growth objective (“Customer Growth Leverage Factor”). For Fiscal 2010, the adjustment ranged from 90 percent if the growth objective was not achieved, to 110 percent if the growth objective exceeded approximately 150 percent of the growth target. The customer growth adjustment for Fiscal 2010 was modified to reflect our assessment of growth prospects after considering current and projected economic and housing market conditions. We believe the Customer Growth Leverage Factor for Fiscal 2010 represented an aggressive but achievable growth target. Once the EPU Leverage Factor and Customer Growth Leverage Factor are determined, the EPU Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain an adjusted leverage factor. This adjusted leverage factor is then multiplied by the target bonus opportunity to arrive at the bonus award payable for the fiscal year.
Each Committee has discretion to adjust performance results for extraordinary items or other events as the Committee deems appropriate. For Fiscal 2010, the Committee deemed it appropriate to adjust EPU to exclude the loss associated with the discontinuance of the Partnership’s interest rate hedges. This adjustment resulted in EPU slightly less than the EPU target. During Fiscal 2010, the Partnership’s management decided not to issue $150 million of long-term debt as previously planned due to the Partnership’s strong cash flows and the adequate level of funds available under its revolving loan agreements. Accordingly, the Partnership discontinued cash flow accounting treatment for interest rate protection agreements associated with the anticipated debt issuance which resulted in a loss in Fiscal 2010. The discretionary exclusion of this loss from EPU resulted in a 13.8 percentage point increase to the EPU Leverage Factor, which was then modified because the customer growth target was not achieved. Accordingly, each of Messrs. Bissell and Sheridan received a bonus payout equal to 89.2 percent of his target award.
The bonus award opportunity for each of Messrs. Greenberg, Walsh and Knauss was structured so that no amounts would be paid unless UGI’s EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s EPS was 100 percent of the targeted EPS. The maximum bonus, equal to 200 percent of the target bonus, would be payable if the EPS equaled or exceeded 120 percent of the EPS target. The targeted EPS for bonus purposes for Fiscal 2010 was established to be in the range of $2.20 to $2.30 per share. For Fiscal 2010, the Committee excluded from the calculation of the EPS Leverage Factor all of the gain associated with the divestiture of UGI’s indirect subsidiary, Atlantic Energy, due to its unusual nature. The Committee also excluded the loss associated with the discontinuance of the Partnership’s interest rate hedges for the reasons previously discussed. The exclusion of the gain associated with the divestiture of Atlantic Energy resulted in a 27.3 percentage point reduction to the EPS Leverage Factor. The exclusion of the loss associated with the discontinuance of the Partnership’s interest rate hedges resulted in a 5.5 percentage point increase to the EPS Leverage Factor. Accordingly, for Fiscal 2010 Messrs. Greenberg, Walsh and Knauss each received a bonus payout equal to 107.3 percent of his target bonus.

The following annual bonus payments were made for Fiscal 2010:

	Percent of
	Target	Amount
Name	Bonus Paid	of Bonus
E. V. N. Bissell	89.2%	$349,664
J. E. Sheridan	89.2%	$134,851
L. R. Greenberg	107.3%	$1,145,428
J. L. Walsh	107.3%	$591,410
R. H. Knauss	107.3%	$237,370
Discretionary Bonus
On November 19, 2010, the Committee and the independent members of the UGI Board of Directors approved a discretionary bonus of $45,000 to Mr. Knauss. This bonus was in recognition of Mr. Knauss’ extraordinary leadership efforts relating to the restoration of our corporate headquarters building following a fire in December of 2009.
Long-Term Compensation — Fiscal 2010 Equity Awards
Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage executives to hold a significant equity stake in our company in order to align the executives’ interests with unitholder interests. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market. We awarded our long-term compensation effective December 31, 2009 for Messrs. Bissell and Sheridan under the 2000 AmeriGas Propane, Inc. Long-Term Incentive Plan, and effective January 1, 2010 under the 2004 Plan. Messrs. Greenberg, Walsh and Knauss received long-term compensation awards under the 2004 Plan.
Our long-term compensation for Fiscal 2010 included UGI stock option grants and either AmeriGas Partners performance unit awards or UGI performance unit awards. Messrs. Bissell and Sheridan were each awarded AmeriGas Partners performance unit awards tied to the three-year total return performance of AmeriGas Partners Common Units relative to that of the limited partnerships in the Alerian MLP Index. Messrs. Greenberg, Walsh and Knauss were each awarded UGI Corporation performance units tied to the three-year total return performance of UGI’s common stock relative to that of the companies in the S&P Utilities Index. Each performance unit represents the right of the recipient to receive a Common Unit or a share of common stock if specified performance goals and other conditions are met.
As is the case with cash compensation and annual bonus awards, we referenced Towers Watson’s executive compensation databases in establishing equity compensation. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2010, we initially referenced (i) market median salary information and (ii) the percentage of the market median base salary for each position to be delivered as a long-term compensation opportunity, both as calculated by Towers Watson. The aforementioned percentage was developed using the applicable executive compensation databases and was targeted to produce long-term compensation opportunity at the 50th percentile level.
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

In providing award calculations, Towers Watson valued UGI stock options by applying a binomial model. The stock price used in the model for January 1, 2010 awards was $25.11 which was the three month average UGI stock price from May 10, 2009 through August 10, 2009. The model also assumes 5 percent turnover annually over the vesting period to account for options forfeited by terminating participants. As a result of this analysis, Towers Watson valued the stock options at $2.27 per underlying share. Based on its valuation, Towers Watson calculated the number of options to be granted to the named executive officers covering a specified number of underlying shares.
The remaining approximately 50 percent of the long-term compensation opportunity is awarded as performance units. In calculating the number of AmeriGas Partners performance units to be awarded to each of Messrs. Bissell and Sheridan, Towers Watson placed a value of $25.92 per unit. The value was computed by taking an average price for AmeriGas Partners common units from May 10, 2009 through August 10, 2009, and adjusting the price based on Towers Watson’s standard assumptions, including the same 5 percent turnover assumption used in valuing stock options. The number of UGI performance units awarded was computed in a similar fashion, subject to the same 5 percent turnover assumption. In calculating the number of UGI performance units to be awarded to Messrs. Greenberg, Walsh and Knauss, Towers Watson placed a value of $19.45 per share underlying a UGI performance unit, based on the average price of UGI common stock over the three month period from May 10, 2009 through August 10, 2009.
While management used the Towers Watson calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI stock options and AmeriGas Partners and UGI performance units calculated by Towers Watson. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three year average of the annual number of UGI equity awards, expressed as a percentage of UGI common shares outstanding at fiscal year-end, made under the 2004 Plan for the fiscal years 2008 through 2010 will not exceed 2 percent. Despite the significant decrease in the UGI Corporation stock option value between Fiscal 2009 and Fiscal 2010 as calculated by Towers Watson for the purpose of valuing UGI stock options, management, in response to challenging economic conditions, did not increase the number of stock options granted to Messrs. Greenberg and Walsh in Fiscal 2010. In addition, management only modestly increased the number of stock options granted to the other named executive officers in Fiscal 2010. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal four shares.
As a result of the Committee’s acceptance of management’s recommendations, the named executives received between approximately 82 percent and 95 percent of the total dollar value of long-term compensation opportunity recommended by Towers Watson. The total dollar value of the long-term compensation received by the named executive officers in Fiscal 2010 was approximately 25 percent to 39 percent less than the dollar value of long-term compensation awarded in Fiscal 2009. The actual grant amounts are set forth below:

	Shares Underlying
	Stock Options	Performance Units
Name	# Granted	# Granted
E. V. N. Bissell	80,000	17,000
J. E. Sheridan	22,000	3,800
L. R. Greenberg	300,000	70,000	(1)
J. L. Walsh	125,000	28,000	(1)
R. H. Knauss	57,000	11,000	(1)

(1)	Constitutes UGI performance units.

While the number of performance units awarded to the named executive officers was determined as described above, the actual number of shares or Common Units underlying performance units that are paid out at the expiration of the three-year performance period will be based upon comparative AmeriGas Partners total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2010 to December 31, 2012. In computing TUR, we use the average of the daily closing prices for our Common Units and those of each of the limited partnerships in the Alerian MLP Index for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. For the AmeriGas Partners performance units awarded to Messrs. Bissell and Sheridan, we compare the TUR of AmeriGas Partners’ Common Units to the TUR performance of each of the 50 limited partnerships in the Alerian MLP Index. If a partnership is added to the Alerian MLP Index during a three-year performance period, we do not include that partnership in our TUR analysis. We will only remove a partnership that was included in the Alerian MLP Index at the beginning of a performance period if such partnership ceases to exist during the applicable performance period. Prior to Fiscal 2010, we compared the TUR performance of AmeriGas Partners Common Units to the TUR performance of a peer group consisting of selected publicly traded limited partnerships engaged in the propane, pipeline and coal industries. We believe using a published index maintained by an independent third party is preferable to using a selected group of partnerships because it lends greater impartiality to the AmeriGas Propane long-term incentive compensation program. The limited partnerships comprising the Alerian MLP Index as of December 31, 2009 were as follows:

Alliance Holdings GP, L.P.	Enterprise GP Holdings LP	Penn Virginia GP Holdings, L.P.

Alliance Resource Partners, L.P.	EV Energy Partners, L.P.	Penn Virginia Resource Partners, L.P.

Boardwalk Pipeline Partners, LP	Ferrellgas Partners, L.P.	Pioneer Southwest Energy Partners L.P.

Buckeye GP Holdings L.P.	Genesis Energy, L.P.	Plains All American Pipeline, L.P.

Buckeye Partners, L.P.	Holly Energy Partners, L.P.	Regency Energy Partners LP

Calumet Specialty Products Partners, L.P.	Inergy, L.P.	Spectra Energy Partners, LP

Copano Energy, L.L.C.	Kinder Morgan Energy Partners, L.P.	Star Gas Partners, L.P.

DCP Midstream Partners, LP	Kinder Morgan Management, LLC	Suburban Propane Partners, L.P.

Dorchester Minerals, L.P.	Legacy Reserves LP	Sunoco Logistics Partners L.P.

Duncan Energy Partners L.P.	Linn Energy, LLC	TC PipeLines, LP

El Paso Pipeline Partners, L.P.	Magellan Midstream Partners, L.P.	Targa Resources Partners LP

Enbridge Energy Management, L.L.C.	Markwest Energy Partners, L.P.	Teekay LNG Partners L.P.

Enbridge Energy Partners, L.P.	Natural Resource Partners L.P.	Teekay Offshore Partners L.P.

Encore Energy Partners LP	Navios Maritime Partners L.P.	Western Gas Partners, LP

Energy Transfer Equity, L.P.	NuStar Energy L.P.	Williams Partners L.P.

Energy Transfer Partners, L.P.	NuStar GP Holdings, LLC	Williams Pipeline Partners L.P.

Enterprise Products Partners L.P.	ONEOK Partners, L.P.

In determining the number of UGI performance units to be paid out, UGI will compare the TSR of UGI common stock relative to the TSR performance of those companies comprising the Standard and Poors 500 Utilities Index (S&P Utilities Index) as of the beginning of a performance period. In computing TSR, UGI uses the average of the daily closing prices for its common stock and the common stock of each company in the S&P Utilities Index for the ninety calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the S&P Utilities Index during a three-year performance period, UGI does not include that company in its TSR analysis. UGI will only remove a company that was included in the S&P Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the S&P Utilities Index as of December 31, 2009 were as follows:

Allegheny Energy, Inc.	EQT Corporation	PPL Corporation

Ameren Corporation	Exelon Corporation	Progress Energy, Inc.

American Electric Power Company, Inc.	FirstEnergy Corp.	Public Service Enterprise Group Inc.

Centerpoint Energy, Inc.	FPL Group, Inc.	Questar Corporation

CMS Energy Corporation	Integrys Energy Group, Inc.	SCANA Corporation

Consolidated Edison, Inc.	Nicor Inc.	Sempra Energy

Constellation Energy Group, Inc.	NiSource Inc.	TECO Energy, Inc.

Dominion Resources, Inc.	Northeast Utilities	The AES Corporation

DTE Energy Company	PG&E Corporation	The Southern Company

Duke Energy Corporation	Pepco Holdings, Inc.	Wisconsin Energy Corporation

Edison International	Pinnacle West Capital Corp.	Xcel Energy Inc.

Entergy Corporation
Each award payable to the named executive officers provides a number of AmeriGas Partners Common Units or UGI shares equal to the number of performance units earned. After the Committee has determined that the conditions for payment have been satisfied, management of the General Partner or UGI, as the case may be, has the authority to provide for a cash payment to the named executives in lieu of the Common Units or shares payable. The cash payment is based on the value of the securities at the end of the performance period and is designed to meet minimum statutory tax withholding requirements. In the event that UGI executives earn shares in excess of the target award, the value of the above target shares is paid entirely in cash.
The minimum award, equivalent to 50 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 40th percentile of the Alerian MLP Index or S&P Utilities Index companies, as applicable. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the TUR or TSR rank is the highest of all Alerian MLP Index limited partnerships or S&P Utilities Index companies, as applicable.

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
Long-Term Compensation — Payout of Performance Units for 2007-2009 Period
During Fiscal 2010, we paid out awards to those executives who received performance units in fiscal year 2007 for the period from January 1, 2007 to December 31, 2009. For that period, the Partnership’s TUR ranked 6th relative to its peer group of 18 other partnerships, placing the Partnership at just above the 72nd percentile ranking, resulting in a 145.4 percent payout of the target award. UGI’s TSR ranked 13th relative to the 29 other companies in the S&P 500 Utilities Index, placing UGI just above the 58th percentile ranking, resulting in a 121.6 percent payout of the target award. The performance criteria for AmeriGas Partners’ and UGI’s performance unit awards during that period was the same as those for the performance units granted for 2009-2011, described above, except that the Partnership’s TUR was compared to that of each member of a peer group of publicly-traded master limited partnerships in the propane, pipeline and coal industries as of the January 1, 2007 award date. As a result of the foregoing, the payouts on performance unit awards were as follows:

		Performance Unit
Name	Performance Unit Payout (#)	Payout Value(1) ($)
E. V. N. Bissell	20,356	969,149
J. E. Sheridan	3,926	186,907
L. R. Greenberg	72,960	1,931,707
J. L. Walsh	31,616	837,073
R. H. Knauss	10,944	289,756

(1)	Includes distribution equivalent or dividend equivalent payout.
Perquisites
We provide limited perquisite opportunities to our executive officers. We provide reimbursement for tax preparation services, certain health maintenance services and limited spousal travel. The aggregate cost of perquisites for all named executive officers in Fiscal 2010 was less than $20,000.
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
AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Propane Savings Plan”)
This plan is a tax-qualified defined contribution plan for General Partner employees. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2010 to $16,500), up to 50 percent of his or her eligible compensation on a pre-tax basis, and the General Partner provides a matching contribution equal to 100 percent of the first 5 percent of eligible compensation contributed in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including a UGI stock fund. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane Savings Plan.
UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2010 to $16,500), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009, who are not eligible to participate in the UGI Pension Plan, the Company provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Like the AmeriGas Propane Savings Plan, participants in the UGI Savings Plan may invest amounts credited to their account among a number of funds, including a UGI stock fund. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)
This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries, but not including the General Partner. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Pension Plan. Mr. Bissell has a vested benefit in the UGI Pension Plan, but he no longer participates. See the “Pension Benefits Table — Fiscal 2010” and accompanying narrative for additional information.
UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan
UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan, but are restricted from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Supplemental Executive Retirement Plan. See the “Pension Benefits Table — Fiscal 2010” and accompanying narrative for additional information.

UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the Company matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss are each eligible to participate in the UGI Corporation Supplemental Savings Plan and each will receive a benefit if his contribution to the UGI Savings Plan satisfies the requirements under the UGI Corporation Supplemental Savings Plan. See the “Nonqualified Deferred Compensation Table — Fiscal 2010” and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account 5 percent of the compensation below the Code compensation limits and 10 percent of excess compensation. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. Messrs. Bissell and Sheridan participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See the “Nonqualified Deferred Compensation Table — Fiscal 2010” and accompanying narrative for additional information.
AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P.
Effective July 30, 2010, this plan succeeded the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P., which expired on December 31, 2009. The plan provides (i) designated employees of the General Partner and its affiliates and (ii) non-employee members of the Board of Directors of the General Partner with the opportunity to receive grants of options, phantom units, performance units, unit awards, unit appreciation rights, distribution equivalents and other unit-based awards. The plan also provides that if there is a change of control of AmeriGas Partners or UGI Corporation, then the following will generally occur: (i) AmeriGas Partners will provide the participant with written notification of the change of control, (ii) all outstanding options and unit appreciation rights will automatically vest and become exercisable, (iii) the restrictions and conditions on outstanding unit awards will lapse, (iv) phantom units and performance units will become payable in cash in an amount not less than their target amount or in a larger amount, up to the maximum grant value, as determined by the Compensation/Pension Committee, and (v) distribution equivalents and other unit-based awards will become payable in full in cash, in amounts determined by the Compensation/Pension Committee. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P.

AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
The General Partner maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. Messrs. Bissell and Sheridan are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See the “Nonqualified Deferred Compensation Table — Fiscal 2010” and accompanying narrative for additional information.
UGI Corporation 2009 Deferral Plan, As Amended and Restated Effective June 1, 2010
This plan provides deferral options that comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, related to (i) all phantom units and stock units granted to the General Partner’s and UGI’s non-employee Directors, (ii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan, and (iii) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. If an eligible participant elects to defer payment under the plan, the participant may receive future benefits after separation from service as (i) a lump sum payment, (ii) annual installment payments over a period between two and ten years, or (iii) one to five retirement distribution accounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than phantom units and stock units, will be deemed to be invested in investment funds selected by the participant from among a list of available funds. Messrs. Bissell, Sheridan, Greenberg, Walsh and Knauss elected to defer benefits under this plan. The plan also provides newly eligible participants with a deferral election that must be acted upon promptly.
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

Equity Ownership Guidelines
We seek to align executives’ interests with unitholder and shareholder interests through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners or, if applicable, UGI, we will enhance the link between our executives and unitholders or shareholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment or promotion and must use 10 percent of his gross annual bonus award to purchase Common Units or UGI stock (or, in the case of Messrs. Greenberg and Walsh, UGI stock) until his equity ownership requirement is met. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock in the executive’s account in the relevant savings plan.
Messrs. Bissell, Sheridan and Knauss are each permitted to satisfy their requirements through ownership of Common Units, UGI common stock, or a combination of Common Units and UGI common stock, with each Common Unit equivalent to 1.5 shares of UGI common stock. The stock ownership guidelines further permit any UGI executive, who was formerly employed by the General Partner, to satisfy up to 50 percent of his or her stock ownership requirement with Common Units. The following table provides information regarding our equity ownership guidelines for, and the number of common units and shares held at September 30, 2010, by our named executive officers:

	Required Ownership
	of AmeriGas
	Partners Common		Number of AmeriGas	Number of Shares
	Units[1] or UGI		Partners Common	of UGI Corporation
	Corporation		Units Held at	Stock Held at
Name	Common Stock[2]		9/30/2010[3]	9/30/2010[3]
E. V. N. Bissell	40,000	[1]	64,600	68,197
J. E. Sheridan	5,333	[1]	16,703	1,036
L. R. Greenberg	250,000	[2]	11,000	406,305
J. L. Walsh	100,000	[2]	7,000	110,249
R. H. Knauss	20,000	[2]	14,108	21,908

1.	Common Units of AmeriGas Partners.

2.	Shares of Common Stock of UGI Corporation.

3.	All officers are in compliance with the ownership guidelines, which require the accumulation of equity over time.
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

Role of Executive Officers in Determining Executive Compensation
In connection with Fiscal 2010 compensation, Messrs. Bissell, Greenberg and Walsh, aided by our human resources personnel, provided statistical data and recommendations to the Compensation/Pension Committee (and Mr. Greenberg to UGI’s Compensation and Management Development Committee) to assist each Committee in determining compensation levels. Messrs. Bissell, Greenberg and Walsh did not make recommendations as to their own respective compensation and each was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized this information, and valued the observations of Messrs. Bissell, Greenberg and Walsh with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the independent members of the appropriate Board of Directors following Committee recommendations.
RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES
Management conducted a risk assessment of our compensation policies and practices for Fiscal 2010. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.
SUMMARY COMPENSATION TABLE
The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and our 3 other most highly compensated executive officers in fiscal year 2010.
Summary Compensation Table — Fiscal 2010

								Change in Pension
								Value and
							Non-Equity	Nonqualified
							Incentive	Deferred
					Stock	Option	Plan	Compensation	All Other
Name and					Awards	Awards	Compensation	Earnings	Compensation	Total
Principal	Fiscal	Salary	Bonus		($)	($)	($)	($)	($)	($)
Position	Year	($)	($)		(1)	(1)	(2)	(3)	(4)	(5)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
E. V.N. Bissell President and Chief	2010	490,006	0		715,700	359,200	349,664	3,778	85,475	2,003,823
Executive Officer	2009	487,820	0		643,400	304,500	450,800	5,943	97,151	1,989,614
	2008	442,000	0		467,520	330,200	252,960	376	70,200	1,563,256

J. E. Sheridan Vice President	2010	302,349	0		159,980	98,780	134,851	0	43,720	739,680
Finance and Chief	2009	301,369	0		144,765	85,260	173,855	0	50,548	755,797
Financial Officer	2008	280,646	0		97,400	86,360	96,393	0	40,396	601,195

L. R. Greenberg Chairman	2010	1,067,500	0		1,590,400	1,347,000	1,145,428	1,971,422	69,853	7,191,603
	2009	1,067,975	0		1,957,200	1,218,000	1,591,643	2,640,022	65,416	8,540,256
	2008	1,026,300	0		2,123,800	1,524,000	964,722	945,498	81,405	6,665,725

J. L. Walsh Vice Chairman	2010	648,440	0		636,160	561,250	591,410	377,873	33,081	2,848,214
	2009	648,202	0		782,880	507,500	821,800	330,768	25,979	3,117,129
	2008	616,933	0		819,180	609,600	493,383	147,550	24,494	2,711,140

R. H. Knauss Vice President and	2010	340,340	45,000	(6)	249,920	255,930	237,370	389,944	14,872	1,533,376
General Counsel	2009	340,146	0		602,040	203,000	329,841	455,185	13,594	1,943,806
	2008	314,619	0		273,060	228,600	177,698	262,102	10,521	1,266,600

(1)
The amounts shown in columns (e) and (f) above represent the aggregate fair value of awards of performance units, stock units and stock options, as the case may be, on the grant date. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 12 to our Consolidated Financial Statements for Fiscal 2010 and in Exhibit No. 99 to this Report.

(2)	The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan.

(3)
The amounts shown in column (h) of the Summary Compensation Table — Fiscal 2010 reflect (i) for Messrs. Bissell, Greenberg, Walsh and Knauss, the change from September 30, 2009 to September 30, 2010 in the actuarial present value of the named executive officer’s accumulated benefit under UGI’s defined benefit and actuarial pension plans, including the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Mr. Bissell has a vested annual benefit of approximately $3,300 under UGI’s defined benefit pension plan, based on prior credited service. Mr. Bissell is not a current participant in that plan or in the UGI Corporation Supplemental Executive Retirement Plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table — Fiscal 2010 and the Nonqualified Deferred Compensation Table — Fiscal 2010, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table — Fiscal 2010, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2010 was 5.02 percent, which is 120 percent of the federal long-term rate for December 2009. Messrs. Bissell’s and Sheridan’s earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds. The amounts included in column (h) of the Summary Compensation Table — Fiscal 2010 are itemized below.

	Change in	Above-Market
	Pension	Earnings on
Name	Value	Deferred Compensation
E. V.N. Bissell	$3,778	$0
J. E. Sheridan	$0	$0
L. R. Greenberg	$1,903,027	$68,395
J. L. Walsh	$369,494	$8,379
R. H. Knauss	$386,862	$3,082

(4)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table — Fiscal 2010. Other than as set forth below, the named executive officers did not receive perquisites with an aggregate value of $10,000 or more.

		Employer
		Contribution
		to AmeriGas
	Employer	Supplemental
	Contribution to	Executive
	401(k)	Retirement Plan/UGI
	Savings	Supplemental Savings	Tax
Name	Plan	Plan	Reimbursement	Perquisites	Total
E. V.N. Bissell	$13,758	$71,717	$0	$0	$85,475
J. E. Sheridan	$12,250	$31,470	$0	$0	$43,720
L. R. Greenberg (a)	$5,513	$54,318	$0	$10,022	$69,853
J. L. Walsh	$5,513	$27,568	$0	$0	$33,081
R. H. Knauss	$5,305	$9,567	$0	$0	$14,872

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

(5)
The compensation reported for Messrs. Greenberg, Walsh and Knauss is paid by UGI. For Fiscal 2010, UGI charged the Partnership 36 percent of the total compensation expense, other than the change in pension value, for Messrs. Greenberg, Walsh and Knauss.

(6)	Discretionary bonus awarded in recognition of Mr. Knauss’ extraordinary leadership efforts relating to the restoration of our corporate headquarters building following a fire in December of 2009.

Grants of Plan-Based Awards In Fiscal Year 2010
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2010.
Grants of Plan-Based Awards Table — Fiscal 2010

									All	All Other
									Other	Option
									Stock	Awards:	Exercise	Grant Date
			Estimated Possible Payouts Under						Awards:	Number of	or Base	Fair Value
			Non-Equity Incentive Plan			Estimated Future Payouts Under			Number of	Securities	Price of	of
		Board	Awards(1)			Equity Incentive Plan Awards (2)			Shares of	Underlying	Option	Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
E. V.N. Bissell	10/1/09	11/19/09	211,680	392,000	784,000
	1/1/10	11/19/09							0	80,000	24.19	359,200
	12/31/09	11/19/09				8,500	17,000	34,000				715,700

J. E. Sheridan	10/1/09	11/19/09	81,636	151,178	302,356
	1/1/10	11/19/09							0	22,000	24.19	98,780
	12/31/09	11/19/09				1,900	3,800	7,600				159,980

L. R. Greenberg	10/1/09	11/19/09	640,500	1,067,500	2,135,000
	1/1/10	11/19/09							0	300,000	24.19	1,347,000
	1/1/10	11/19/09				35,000	70,000	140,000				1,590,400

J. L. Walsh	10/1/09	11/19/09	330,704	551,174	1,102,348
	1/1/10	11/19/09							0	125,000	24.19	561,250
	1/1/10	11/19/09				14,000	28,000	56,000				636,160

R. H. Knauss	10/1/09	11/19/09	132,733	221,221	442,442
	1/1/10	11/19/09							0	57,000	24.19	255,930
	1/1/10	11/19/09				5,500	11,000	22,000				249,920
	10/1/09	11/19/09										322,440

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2010. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table — Fiscal 2010. The threshold amount shown for Messrs. Bissell and Sheridan is based on achievement of 83 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of customer growth objectives. The threshold amount shown for Messrs. Greenberg, Walsh and Knauss is based on achievement of 80 percent of the UGI financial goal.

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

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2010 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2010

	Option Awards						Stock Awards
									Market	Equity		Equity
									Value of	Incentive		Incentive
							Number of		Shares or	Plan Awards:		Plan Awards:
							Shares or		Units of	Number of		Market
	Number of						Units of		Stock/	Unearned		or Payout Value
	Securities		Number of				Stock/		Partnership	Shares, Units		of Unearned
	Underlying		Securities				Partnership		Units	or Other		Shares, Units or
	Unexercised		Underlying		Option		Units that		That Have	Rights That		Other Rights
	Options		Options		Exercise	Option	Have Not		Not	Have Not		That Have Not
	(#)		(#)		Price	Expiration	Vested		Vested	Vested		Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)	(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)		(h)	(i)		(j)
E. V.N. Bissell	21,667	[3]			20.48	12/31/2015	0		0	15,636	[20]	700,649
	70,000	[4]			27.28	12/31/2016				20,000	[21]	896,200
	43,333	[5]	21,667	[5]	27.25	12/31/2017				17,000	[22]	761,770
	25,000	[6]	50,000	[6]	24.42	12/31/2018
			80,000	[7]	24.19	12/31/2019

J. E. Sheridan	15,000				27.57	08/14/2015	0		0	3,258		145,991
	18,000				20.48	12/31/2015				4,500		201,645
	18,000				27.28	12/31/2016				3,800		170,278
	11,333		5,667		27.25	12/31/2017
	7,000		14,000		24.42	12/31/2018
			22,000		24.19	12/31/2019

L. R. Greenberg	135,000	[1]			16.99	12/31/2013	0		0	123,060	[17]	3,520,747
	350,000	[2]			20.47	12/31/2014				70,000	[18]	2,002,700
	250,000	[3]			20.48	12/31/2015				70,000	[19]	2,002,700
	280,000	[4]			27.28	12/31/2016
	200,000	[5]	100,000	[5]	27.25	12/31/2017
	100,000	[6]	200,000	[6]	24.42	12/31/2018
			300,000	[7]	24.19	12/31/2019

J. L. Walsh	270,000	[8]			22.92	03/31/2015	0		0	47,466	[17]	1,358,002
	120,000	[4]			27.28	12/31/2016				28,000	[18]	801,080
	80,000	[5]	40,000	[5]	27.25	12/31/2017				28,000	[19]	801,080
	41,666	[6]	83,334	[6]	24.42	12/31/2018
			125,000	[7]	24.19	12/31/2019

R. H. Knauss	45,000	[4]			27.28	12/31/2016				15,822	[17]	452,667
	30,000	[5]	15,000	[5]	27.25	12/31/2017	12,000	[16]	343,320	10,000	[18]	286,100
	16,666	[6]	33,334	[6]	24.42	12/31/2018				11,000	[19]	314,710
			57,000	[7]	24.19	12/31/2019

Note:	Column (d) was intentionally omitted.

(1)	These options were granted effective January 1, 2004 and were fully vested on January 1, 2007.

(2)	These options were granted effective January 1, 2005 and were fully vested on January 1, 2008.

(3)	These options were granted effective January 1, 2006 and were fully vested on January 1, 2009.

(4)	These options were granted effective January 1, 2007 and were fully vested on January 1, 2010.

(5)	These options were granted effective January 1, 2008. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2011.

(6)	These options were granted effective January 1, 2009. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2012.

(7)	These options were granted effective January 1, 2010. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2013.

(8)	These options were granted effective April 1, 2005 and were fully vested on April 1, 2008.

(9)	These options were granted effective September 4, 2007 and were fully vested on September 4, 2010.

(10)	These options were granted effective January 1, 2005 and were fully vested on January 1, 2009.

(11)	These options were granted effective January 1, 2006 and were fully vested on January 1, 2010.

(12)	These options were granted effective January 1, 2007 and will be fully vested on January 1, 2011.

(13)	These options were granted effective June 17, 2008 and will be fully vested on June 17, 2012.

(14)	These options were granted effective August 13, 2009 and will be fully vested on August 13, 2013.

(15)	These options were granted effective January 1, 2010 and will be fully vested on January 1, 2014.

(16)	These stock units were granted effective January 1, 2009 and will fully vest on January 1, 2012 or upon death, disability or retirement.

(17)
The amount shown is an estimate based on a target award of performance units effective January 1, 2008. The performance measurement period for these performance units is January 1, 2008 through December 31, 2010. The estimated number of performance units which may be earned at the end of the performance period is based on the Company’s TSR for the period January 1, 2008 through September 30, 2010, relative to that of each of the companies in the S&P Utilities Index as of December 31, 2007. As of September 30, 2010, the Company’s TSR ranking qualified for 175.8 % leverage of the target number of performance units originally granted. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. See Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2010 Equity Awards for more information on the TSR performance goal measurements.

(18)
These performance units were awarded January 1, 2009. The measurement period for the performance goal is January 1, 2009 through December 31, 2011. The performance goal is the same as described in footnote 17, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2012.

(19)
These performance units were awarded January 1, 2010. The measurement period for the performance goal is January 1, 2010 through December 31, 2012. The performance goal is the same as described in footnote 17, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2013.

(20)
The amount shown is an estimate based on a target award of restricted units effective January 1, 2008. The performance measurement period for these restricted units is January 1, 2008 through December 31, 2010. The estimated number of restricted units which may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR for the period January 1, 2008 through September 30, 2010, relative to that of each member of a peer group of publicly-traded master limited partnerships in the propane, pipeline and coal industries as of the award date. As of September 30, 2010, the AmeriGas Partners’ TUR ranking qualified for 130.3% leverage of the target number of restricted units originally granted. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. See Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2010 Equity Awards for more information on the TUR performance goal measurements.

(21)
These restricted units were awarded January 1, 2009. The measurement period for the performance goal is January 1, 2009 through December 31, 2011. The performance goal is the same as described in footnote 20, but it is measured for a different three-year period. The restricted units will be payable, if at all, on January 1, 2012.

(22)
These restricted units were awarded December 31, 2009. The measurement period for the performance goal is January 1, 2010 through December 31, 2012. The performance goal is the same as described in footnote 20, but it is measured for a different three-year period and AmeriGas Partners TUR is measured relative to that of each of the master limited partnerships in the Alerian MLP Index as of December 31, 2009. The performance units will be payable, if at all, on January 1, 2013.

Option Exercises and Stock Vested Table — Fiscal 2010
The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2010 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Greenberg, Walsh and Knauss, the number of UGI performance units previously granted that vested in Fiscal 2010, (4) for Messrs. Bissell and Sheridan, the number of AmeriGas performance units previously granted that vested in Fiscal 2010, and (5) the value realized by those officers upon the vesting of such units based on the average of the high and low sales prices for AmeriGas Partners common units on the New York Stock Exchange (“NYSE”), or, for Messrs. Greenberg, Walsh and Knauss, the closing price on the NYSE for shares of UGI common stock, on the vesting date.

	Option Awards		Stock/Unit Awards
	Number of Shares		Number of Shares/Units
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
E. V.N. Bissell	0	0	20,356	806,098
J. E. Sheridan	0	0	3,926	155,461
L. R. Greenberg	150,000	1,522,500	72,960	1,764,902
J. L. Walsh	65,000	428,724	31,616	764,791
R. H. Knauss	80,000	656,400	10,944	264,735
Retirement Benefits
The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2010 and any payments made to the named executive officers in Fiscal 2010 under those plans.
Pension Benefits Table — Fiscal 2010

		Number of		Payments
		Years Credited	Present Value of	During Last
		Service	Accumulated Benefit	Fiscal Year
Name(1)	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
E. V.N. Bissell (2)	UGI Utilities Retirement Plan	6	32,835	0

L. R. Greenberg	UGI SERP	30	14,360,305	0
	UGI Utilities Retirement Plan	30	1,453,430	0

J. L. Walsh	UGI SERP	5	1,011,343	0
	UGI Utilities Retirement Plan	5	195,653	0

R. H. Knauss	UGI SERP	23	1,202,014	0
	UGI Utilities Retirement Plan	23	734,823	0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.

(2)	Mr. Bissell has a vested annual benefit of approximately $3,300 under the UGI Utilities Retirement Plan based on prior credited service. He is not a current participant in that Plan.

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
The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2010, the limit on the compensation that may be used is $245,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2010 is $195,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.
Messrs. Bissell, Greenberg and Knauss are eligible for early retirement benefits under the Pension Plan.
UGI Corporation Supplemental Executive Retirement Plan
The UGI Corporation Supplemental Executive Retirement Plan (“UGI SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the Pension Plan for Pension Plan participants, but are prohibited from being paid from the Pension Plan by Code limits. The benefit paid by the UGI SERP is approximately equal to the difference between the benefits provided under the Pension Plan and benefits that would have been provided by the Pension Plan if not for the limitations of the Employee Retirement Income Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the UGI SERP are payable in the form of a lump sum payment. For participants who attained age 50 prior to January 1, 2004, the lump sum payment is calculated using two interest rates. One rate is for the service prior to January 1, 2004 and the other is for service after January 1, 2004. The rate for pre-January 1, 2004 service is the daily average of Moody’s Aaa bond yields for the month in which the participant’s termination date occurs, plus 50 basis points, and tax-adjusted using the highest marginal federal tax rate. The interest rate for post-January 1, 2004 service is the daily average of ten-year Treasury Bond yields in effect for the month in which the participant’s termination date occurs. The latter rate is used for calculating the lump sum payment for participants attaining age 50 on or after January 1, 2004. Payment is due within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts due under the UGI SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

Actuarial Assumptions Used to Determine Values in the Pension Benefits Table
The amounts shown in the Pension Benefits table are actuarial present values of the benefits accumulated through September 30, 2010. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive officer is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2010	September 30, 2009
Discount rate for Pension Plan for all purposes and for UGI SERP, for pre-commencement calculations	5.00%	5.50%
UGI SERP lump sum rate	3.30%	3.60%
Retirement age	62	62
Post-retirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2017 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2015 using Scale AA without collar adjustments
Post-retirement mortality for UGI SERP	1994 GAR unisex	1994 GAR unisex
Pre-retirement mortality	None	None
Termination and disability rates	None	None
Form of payment for Pension Plan	Single life annuity	Single life annuity
Form of payment for UGI SERP	Lump sum	Lump sum
Nonqualified Deferred Compensation
The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2010

				Employer
		Executive		Contributions		Aggregate	Aggregate	Aggregate
		Contributions		in Last Fiscal		Earnings in Last	Withdrawals/	Balance at Last
		in Last Fiscal Year		Year		Fiscal Year	Distributions	Fiscal Year
Name		($)		($)		($)	($)	($)(2)
(a)	Plan Name	(b)		(c)		(d)	(e)	(f)
E. V.N. Bissell	AmeriGas SERP	0		71,717	(1)	66,265	0	836,115
	AmeriGas Non-Qualified Deferred Compensation Plan	0	(3)	0		2,607	0	33,107

J. E. Sheridan	AmeriGas SERP	0		31,470	(1)	12,789		165,002

L. R. Greenberg	UGI Supplemental Savings Plan	0		54,318	(3)	0	0	665,635

J. L. Walsh	UGI Supplemental Savings Plan	0		27,568	(3)	0	0	102,457

R. H. Knauss (4)	UGI Supplemental Savings Plan	0		9,567	(3)	0	0	37,110
	AmeriGas SERP	0		0		14,439	0	160,033

(1)
This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table — Fiscal 2010 in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Bissell, $635,662; Mr. Sheridan, $125,430; Mr. Greenberg, $592,820; Mr. Walsh, $87,584; and Mr. Knauss, $181,536.

(3)
This amount represents the employer contribution to the named executive officer under the UGI Supplemental Savings Plan which is also reported in the Summary Compensation Table — Fiscal 2010 in the “All Other Compensation” column.

(4)	Mr. Knauss participated in the AmeriGas SERP prior to transferring to UGI in 2003.
The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($245,000 in 2010) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”
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
The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limits for 2008, 2009 and 2010 were $230,000, $245,000 and $245,000, respectively. The Code contribution limit for 2009 and 2010 was $49,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation or the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

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
Except as provided herein, the AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Bissell, the Continuation Period ranges from 12 months to 24 months, depending on length of service. In addition, a participant receives the cash equivalent of his target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last 2 months of the fiscal year, we have discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, provided that the weighting to be applied to the participant’s business/financial goals under the Annual Bonus Plan will be deemed to be 100 percent, pro-rated for the number of months served. The levels of severance payments were established by the Compensation/Pension Committee based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
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

Except as provided herein, the UGI Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Greenberg, the Continuation Period is 30 months; for Mr. Walsh, the Continuation Period ranges from 12 months to 24 months, depending on the length of service. In addition, a participant receives the cash equivalent of his target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination. However, if the termination occurs in the last 2 months of the fiscal year, UGI has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant’s entire bonus was contingent on meeting the applicable financial performance goal, pro-rated for the number of months served. The levels of severance payment were established by the Compensation and Management Development Committee based on competitive practice and are reviewed by management and the Compensation and Management Development Committee from time to time.
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
Benefits under this arrangement would be equal to 3 times Mr. Bissell’s base salary and annual bonus and 2 times Mr. Sheridan’s base salary and annual bonus. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Bissell and Sheridan are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner’s medical and dental plans for 3 years in the case of Mr. Bissell and 2 years in the case of Mr. Sheridan (in each case less the amount he would be required to contribute for such coverage if he were an active employee). This payment would include a tax gross-up payment equal to 75 percent of the total amount payable. Messrs. Bissell and Sheridan would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table — Fiscal 2010.”
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
Benefits under this arrangement would be equal to 3 times the executive officer’s base salary and annual bonus. Each would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Greenberg, Walsh and Knauss are each entitled to receive a payment equal to the cost he would incur if he enrolled in UGI’s medical and dental plans for 3 years (less the amount he would be required to contribute for such coverage if he were an active employee). This payment would include a tax gross-up payment equal to 75 percent of the total amount payable. Messrs. Greenberg, Walsh and Knauss would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table — Fiscal 2010.”
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
Potential Payments Upon Termination or Change in Control Table — Fiscal 2010
The amounts shown in the table below assume that each named executive officer’s termination was effective as of September 30, 2010 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table — Fiscal 2010” and the “Nonqualified Deferred Compensation Table — Fiscal 2010.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

			Equity
			Awards
			with	Nonqualified	Welfare &
	Severance		Accelerated	Retirement	Other
Name & Triggering Event	Pay		Vesting(3)	Benefits(4)	Benefits(5)	Total

E. V.N. Bissell Death	$0		$2,144,606	$0	$0	$2,144,606
Involuntary Termination Without Cause	$1,874,438	(1)	$0	$0	$45,996	$1,920,434
Termination Following Change in Control	$3,038,000	(2)	$2,951,186	$227,850	$2,151,443	$8,368,479

J. E. Sheridan Death	$0		$500,787	$0	$0	$500,787
Involuntary Termination Without Cause	$486,095	(1)	$0	$0	$41,566	$527,661
Termination Following Change in Control	$1,058,246	(2)	$681,521	$99,310	$706,137	$2,545,214

L. R. Greenberg Death	$0		$8,206,630	$0	$0	$8,206,630
Involuntary Termination Without Cause	$6,405,000	(1)	$0	$0	$57,285	$6,462,285
Termination Following Change in Control	$7,771,113	(2)	$10,827,497	$6,423,775	$41,142	$25,063,527

J. L. Walsh Death	$0		$3,268,423	$0	$0	$3,268,423
Involuntary Termination Without Cause	$2,055,305	(1)	$0	$0	$39,571	$2,094,876
Termination Following Change in Control	$4,300,495	(2)	$4,316,769	$1,422,597	$3,678,869	$13,718,730

R. H. Knauss Death	$0		$1,562,434	$0	$0	$1,562,434
Involuntary Termination Without Cause	$1,063,563	(1)	$0	$0	$34,488	$1,098,051
Termination Following Change in Control	$1,920,961	(2)	$1,964,042	$1,160,543	$1,732,867	$6,778,413

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

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partner’s distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2010; and (ii) performance at the greater of actual through September 30, 2010 or target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table — Fiscal 2010” and “Non-Qualified Deferred Compensation Table — Fiscal 2010.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payments of $2,109,205 for Mr. Bissell, $1,709,892 for Mr. Knauss, $652,451 for Mr. Sheridan, and $3,637,727 for Mr. Walsh in the event of a change in control.

Compensation of Directors
The table below shows the components of director compensation for Fiscal 2010. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2010

					Change in
					Pension Value
				Non-Equity	and
	Fees Earned			Incentive	Nonqualified	All
	or Paid	Stock	Option	Plan	Deferred	Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(2)	($)(3)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

S. D. Ban	65,000	21,390	0	0	0	0	86,390

R. C. Gozon	65,000	21,390	0	0	0	0	86,390

W. J. Marrazzo (1)	75,000	21,390	0	0	0	0	96,390

G. A. Pratt (1)	80,000	21,390	0	0	0	0	101,390

M. O. Schlanger	65,000	21,390	0	0	0	0	86,390

H. B. Stoeckel (1)	75,000	21,390	0	0	0	0	96,390

(1)
The Partnership pays its non-management directors an annual retainer of $65,000 for Board service. It pays an additional annual retainer of $10,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee is paid an additional annual retainer of $15,000.

(2)	The Partnership pays no meeting attendance fees to its directors.

(3)
All Directors named above received 500 Phantom Units in Fiscal 2010 as part of their annual compensation. The Phantom Units were awarded under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”) approved by the Partnership’s Common Unitholders on July 30, 2010. Each Phantom Unit represents the right to receive an AmeriGas Partners, L.P. Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners, L.P. Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 12 to our audited consolidated financial statements for Fiscal 2010. For the number of Phantom Units credited to each Director’s account as of September 30, 2010, see Securities Ownership of certain beneficial owners and management and related security holder matters — Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners
The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of November 1, 2010. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

		Amount and
		Nature of
		Beneficial
	Name and Address (1)	Ownership of		Percent
Title of Class	of Beneficial Owner	Partnership Units		of Class
Common Units	UGI Corporation	24,691,209	(2)	43%
	AmeriGas, Inc.	24,691,209	(3)	43%
	AmeriGas Propane, Inc.	24,691,209	(4)	43%
	Petrolane Incorporated	7,839,911	(4)	14%

(1)
The address of each of UGI and the General Partner is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated (“Petrolane”) is 2525 N. 12th Street, Suite 360, Reading, PA 19612.

(2)	Based on the number of units held by its indirect, wholly-owned subsidiaries, Petrolane and AmeriGas Propane, Inc.

(3)	Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4)	AmeriGas Propane, Inc.’s beneficial ownership includes 7,839,911 Common Units held by its subsidiary, Petrolane. Beneficial ownership of those Common Units is shared with UGI and AmeriGas, Inc.
Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner
The table below sets forth as of October 1, 2010 the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

	Amount and Nature of
	Beneficial Ownership of		Number of AmeriGas Partners
Name of Beneficial Owner	Partnership Common Units (1)		Phantom Units (7)
L. R. Greenberg	11,000		0
J. L. Walsh	7,000	(2)	0
S. D. Ban	0		500
R. C. Gozon	5,000		500
M. O. Schlanger	1,000	(3)	500
G. A. Pratt	0		500
W. J. Marrazzo	1,000	(4)	500
E. V. N. Bissell	64,600	(5)	0
R. H. Knauss	14,108		0
J. E. Sheridan	16,703	(6)	0
H. B. Stoeckel	0		500
Directors and executive officers as a group (19 persons)	168,066		3,000

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Walsh’s Units are held jointly with his spouse.

(3)	The Units shown are owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s Units.

(4)	Mr. Marrazzo’s Units are held jointly with his spouse.

(5)	Mr. Bissell’s Units are held jointly with his spouse.

(6)	Mr. Sheridan’s Units are held jointly with his spouse.

(7)	The 2010 Plan provides that Phantom Units will be converted to AmeriGas Partners Common Units and paid out to Directors upon their termination of service.
The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2010, the beneficial ownership of UGI Common Stock by each director and each of the named executive officers, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.6 percent of UGI’s Common Stock. All other directors and executive officers own less than 1 percent of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 2,633,329 shares subject to exercisable options and stock units held by directors under the 2004 plan) represents approximately 3 percent of UGI’s outstanding shares.

	Number of UGI Shares
	and Stock Units and Nature
	of Beneficial Ownership		Number of
	Excluding		Exercisable UGI
Name of Beneficial Owner	UGI Stock Options(1)(4)		Stock Options	Total
L. R. Greenberg	406,305	(2)	1,315,000	1,721,305
J. L. Walsh	110,249	(3)	511,666	621,915
S. D. Ban	75,606		71,500	147,106
R. C. Gozon	127,210		71,500	198,710
M. O. Schlanger	58,942	(5)	83,500	142,442
H. B. Stoeckel	0		0	0
G. A. Pratt	0		0	0
W. J. Marrazzo	0		0	0
E. V.N. Bissell	68,197	(6)	160,000	228,197
R. H. Knauss	21,908		131,666	153,574
J. E. Sheridan	1,036	(7)	69,333	70,369
Directors and executive officers as a group (19 persons)	917,364		2,633,329	3,550,693

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Greenberg holds 249,848 shares jointly with his spouse.

(3)	Mr. Walsh holds these shares jointly with his spouse.

(4)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Plan. Each Unit will be paid out to the director upon retirement or termination of service from the UGI Board of Directors in the form of shares of UGI Common Stock (65 percent) and cash (35 percent). The number of Units included for the directors is as follows: Dr. Ban 59,110, Mr. Gozon 94,602 and Mr. Schlanger 49,218.

(5)	Includes 2,000 shares owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s shares.

(6)	Mr. Bissell holds these shares jointly with his spouse.

(7)	Mr. Sheridan holds these shares in his 401(k) Savings Plan.

Equity Compensation Plan Information
The following table sets forth information as of the end of Fiscal 2010 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	146,600	0	2,796,550	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	146,600		2,796,550

(1)
The AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan and the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees were approved pursuant to Section 6.4 of the Partnership Agreement.

(2)
The sole plan with securities remaining for future issuance is the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (“2010 Plan”). The 2010 Plan was approved by security holders on July 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement and a Management Services Agreement among AmeriGas Eagle Holdings, Inc. and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 14 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2010.
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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2010, these costs totaled approximately $350 million.

The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $0.5 million per occurrence and, in the aggregate, $0.5 million in excess of the deductible, and stop loss medical coverage per occurrence in excess of $0.3 million per employee per year. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. The Partnership is also covered by UGI master policies. These UGI master policies generally include excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI domestic operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2010, the Partnership paid approximately $13.1 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and its subsidiaries (“Energy Services”), which are affiliates of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $39.8 million during Fiscal 2010. Of this amount, $37.2 million was pursuant to a 2005 Product Sales Agreement between Atlantic Energy, Inc., a subsidiary of Energy Services (“AEI”), and AmeriGas OLP. This contract was amended during Fiscal 2010 to extend the initial termination date to April 30, 2015. On July 30, 2010, Energy Services sold its interest in AEI. Amounts due to Energy Services at September 30, 2010 were immaterial.
The Partnership sold propane to certain affiliates of UGI which totaled approximately $2.0 million in Fiscal 2010. The highest amounts due from affiliates of the Partnership during Fiscal 2010 and at November 1, 2010 were $8.0 million and $7.0 million, respectively.
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
Director Independence
For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance — Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accountants, in Fiscal 2010 and Fiscal 2009 were as follows:

	2010	2009
Audit Fees(1)	$805,150	$849,000
Audit-Related Fees	-0-	-0-
Tax Fees(2)	600,000	636,345
All Other Fees(3)	136,000	161,363

Total Fees for Services Provided	$1,541,150	$1,646,708

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
Consolidated Balance Sheets as of September 30, 2010 and 2009
Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008
Consolidated Statements of Partners’ Capital for the years ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Quarterly Data for the years ended September 30, 2010 and 2009
(2) Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2010, 2009 and 2008
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or notes thereto contained in this report.
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

4.1		Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1

4.2		Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

4.3		Amended and Restated Agreement of Limited Partnership of AmeriGas Eagle Propane, L.P. dated as of July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	3.8

4.4		Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.5		Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

10.1	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (3/27/07)	10.1

10.2	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 — Terms and Conditions as amended and restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.2

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.3	**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/10)	10.7

10.4	**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14

10.5	**	UGI Corporation 2009 Deferral Plan As Amended and Restated Effective June 1, 2010	UGI	Form 10-Q (6/30/10)	10.1

10.6	**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1

10.7a	**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.11

10.7b	*	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009	UGI	Form 10-Q (12/31/09)	10.1

10.7c	**	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees	UGI	Form 10-Q (12/31/09)	10.2

10.8	**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8

10.9a	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.7

10.9b	**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Effective July 30, 2010	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2

*10.10	**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. — Terms and Conditions

10.11	**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.44

10.12	**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.12

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.13	**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.4

10.14	**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated Effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-Q (12/31/09)	10.1

10.15	**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19

10.16	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.8

10.17	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2010	UGI	Form 10-Q (3/31/10)	10.5

10.18	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2010	UGI	Form 10-Q (3/31/10)	10.3

10.19	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2010	UGI	Form 10-Q (3/31/10)	10.1

10.20	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of December 31, 2009	AmeriGas Partners, L.P.	Form 10-Q (3/31/10)	10.2

*10.21	**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P Phantom Unit Grant Letter dated as of July 30, 2010

10.22a	**	Description of oral compensation arrangements for Messrs. Greenberg and Walsh	UGI	Form 10-K (9/30/10)	10.32a

*10.22b	**	Description of oral compensation arrangements for Messrs. Bissell, Knauss and Sheridan

*10.23	**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2010

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.24	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Knauss and Walsh	UGI	Form 10-Q (6/30/08)	10.3

10.25	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.1

10.26	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Sheridan	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.2

10.27	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.28	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Sheridan	AmeriGas Partners, L.P.	Form 8-K (8/15/05)	10.1

10.29	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Knauss	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29

10.30		Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37

10.31		Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.32a		Credit Agreement, dated as of April 17, 2009, among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, JPMorgan Chase, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent	UGI	Form 10-K (9/30/10)	10.39

10.32b		Amendment No. 1 to Credit Agreement, dated as of July 1, 2010, among the Partnership, as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent and Wells Fargo Bank, N.A., as Administrative Agent.	AmeriGas Partners, L.P.	Form 8-K (7/1/10)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.33	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks, dated as of April 17, 2009	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.3

10.34	Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	UGI	Form 10-K (9/30/10)	10.42

10.35	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

10.36	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14

*21	Subsidiaries of the Registrant

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	UGI Corporation Equity-Based Compensaiton Information

*101
The following materials from AmeriGas Partners, L.P.’s Annual Report on Form 10-K for the year ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Partners’ Capital; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
	By:	AmeriGas Propane, Inc.,
Its General Partner

Date: November 19, 2010	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 19, 2010, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Eugene V. N. Bissell Eugene V. N. Bissell	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ John L. Walsh John L. Walsh	Vice Chairman and Director

/s/ Jerry E. Sheridan Jerry E. Sheridan	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Stanczak William J. Stanczak	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen D. Ban Stephen D. Ban	Director

/s/ Richard C. Gozon Richard C. Gozon	Director

/s/ William J. Marrazzo William J. Marrazzo	Director

/s/ Gregory A. Pratt Gregory A. Pratt	Director

/s/ Marvin O. Schlanger Marvin O. Schlanger	Director

/s/ Howard B. Stoeckel Howard B. Stoeckel	Director

EXHIBIT INDEX

Exhibit No.	Description
10.10	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. — Terms and Conditions

10.21	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P Phantom Unit Grant Letter dated as of July 30, 2010

10.22b	Description of oral compensation arrangements for Messrs. Bissell, Knauss and Sheridan

10.23	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2010

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99	UGI Corporation Equity-Based Compensation Information

101
The following materials from AmeriGas Partners, L.P.’s Annual Report on Form 10-K for the year ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Partners’ Capital; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2010

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Partners of AmeriGas Partners, L.P. and the Board of Directors of AmeriGas Propane, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance regarding the accounting for and presentation of noncontrolling interests and the application of the two-class method for determining income per unit effective October 1, 2009.
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
Philadelphia, Pennsylvania
November 19, 2010

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
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2010, based on the COSO Framework. PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2010, as stated in their report, which appears herein.
/s/ Eugene V. N. Bissell
Chief Executive Officer
/s/ Jerry E. Sheridan
Chief Financial Officer
/s/ William J. Stanczak
Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$7,726	$59,213
Accounts receivable (less allowances for doubtful accounts of $15,290 and $13,239, respectively)	172,708	136,147
Accounts receivable — related parties	7,039	5,851
Inventories	114,122	87,940
Derivative financial instruments	7,478	14,970
Prepaid expenses and other current assets	16,785	12,386

Total current assets	325,858	316,507

Property, plant and equipment (less accumulated depreciation and amortization of $867,250 and $804,239, respectively)	642,778	628,899
Goodwill	678,721	665,663
Intangible assets	37,590	32,611
Other assets	11,272	13,884

Total assets	$1,696,219	$1,657,564

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$20,123	$82,225
Bank loans	91,000	—
Accounts payable — trade	130,575	115,041
Accounts payable — related parties	2,352	2,252
Employee compensation and benefits accrued	37,550	36,055
Interest accrued	20,533	22,203
Customer deposits and advances	86,154	87,760
Derivative financial instruments	—	19,284
Other current liabilities	71,975	55,785

Total current liabilities	460,262	420,605

Long-term debt	771,279	783,419
Other noncurrent liabilities	71,792	77,215

Total liabilities	1,303,333	1,281,239

Commitments and contingencies (note 13)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 57,088,509 and 57,046,388, respectively)	372,220	367,708
General partner	3,751	3,698
Accumulated other comprehensive income (loss)	4,877	(6,947)

Total AmeriGas Partners, L. P. partners’ capital	380,848	364,459
Noncontrolling interests	12,038	11,866	(1)

Total partners’ capital	392,886	376,325	(1)

Total liabilities and partners’ capital	$1,696,219	$1,657,564

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit)

	Year Ended
	September 30,
	2010	2009		2008

Revenues:
Propane	$2,158,800	$2,091,890		$2,624,672
Other	161,542	168,205		190,517

	2,320,342	2,260,095		2,815,189

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	1,340,615	1,254,332		1,836,917
Cost of sales — other (excluding depreciation shown below)	54,456	62,172		71,396
Operating and administrative expenses	609,710	615,152		610,465
Depreciation	79,679	78,528		75,679
Amortization	7,721	5,260		4,723
Gain on sale of California LPG storage facility	—	(39,887)		—
Other income, net	(7,704)	(16,005)		(18,855)

	2,084,477	1,959,552		2,580,325

Operating income	235,865	300,543		234,864
Interest expense	(65,106)	(70,340)		(72,886)

Income before income taxes	170,759	230,203		161,978
Income tax expense	(3,265)	(2,593)		(1,672)

Net income	167,494	227,610	(1)	160,306	(1)
Less: net income attributable to noncontrolling interests	(2,281)	(2,967	)(1)	(2,287	)(1)

Net income attributable to AmeriGas Partners, L. P.	$165,213	$224,643	(1)	$158,019	(1)

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$4,691	$6,737		$2,278

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$160,522	$217,906		$155,741

Income per limited partner unit — basic (Note 2)	$2.80	$3.59		$2.70

Income per limited partner unit — diluted (Note 2)	$2.80	$3.59		$2.70

Average limited partner units outstanding (thousands):
Basic	57,076	57,038		57,005

Diluted	57,123	57,082		57,044

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,494	$227,610 (1)	$160,306 (1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,400	83,788	80,402
Gain on sale of California LPG storage facility	—	(39,887)	—
Provision for uncollectible accounts	12,459	9,345	15,852
Other, net	2,146	320	(1,448)
Net change in:
Accounts receivable	(47,865)	74,134	(51,270)
Inventories	(24,600)	57,847	(19,032)
Accounts payable	15,637	(58,124)	8,136
Collateral deposits	—	17,830	(17,830)
Other current assets	(4,378)	16,210	(5,348)
Other current liabilities	10,523	(21,575)	10,446

Net cash provided by operating activities	218,816	367,498	180,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(83,170)	(78,739)	(62,756)
Proceeds from disposals of assets	2,586	6,880	8,442
Net proceeds from sale of California LPG storage facility	—	42,426	—
Acquisitions of businesses, net of cash acquired	(34,345)	(50,092)	(1,322)

Net cash used by investing activities	(114,929)	(79,525)	(55,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(161,626)	(165,282)	(144,659)
Noncontrolling interest activity	(2,224)	(2,400)	(2,138)
Increase in bank loans	91,000	—	—
Repayment of long-term debt	(83,107)	(71,659)	(1,680)
Proceeds associated with equity based compensation plans, net of tax withheld	566	(338)	766
Capital contributions from General Partner	17	10	8

Net cash used by financing activities	(155,374)	(239,669)	(147,703)

Cash and cash equivalents (decrease) increase	$(51,487)	$48,304	$(23,125)

CASH AND CASH EQUIVALENTS:
End of year	$7,726	$59,213	$10,909
Beginning of year	59,213	10,909	34,034

(Decrease) increase	$(51,487)	$48,304	$(23,125)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$65,147	$69,745	$70,801

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas			Total
	Number of		General	comprehensive	Partners, L.P.	Noncontrolling		partners’
	Common Units	Common	partner	income (loss)	partners’ capital	Interests		capital
Balance September 30, 2007	56,988,702	$293,245	$2,952	$15,031	$311,228	$11,386	(1)	$322,614	(1)

Net income		155,741	2,278		158,019	2,287	(1)	160,306	(1)
Net losses on derivative instruments				(25,925)	(25,925)	(267	)(1)	(26,192	)(1)
Reclassification of net gains on derivative instruments				(53,011)	(53,011)	(545	)(1)	(53,556	)(1)

Comprehensive income		155,741	2,278	(78,936)	79,083	1,475	(1)	80,558	(1)
Distributions		(142,515)	(2,144)		(144,659)	(2,138	)(1)	(146,797	)(1)
Unit-based compensation expense		949			949			949	(1)
Common Units issued in connection with incentive compensation plans, net of tax withheld	21,249	766	8		774			774	(1)

Balance September 30, 2008	57,009,951	308,186	3,094	(63,905)	247,375	10,723	(1)	258,098	(1)

Net income		217,906	6,737		224,643	2,967	(1)	227,610	(1)
Net losses on derivative instruments				(136,786)	(136,786)	(1,531	)(1)	(138,317	)(1)
Reclassification of net losses on derivative instruments				193,744	193,744	2,107	(1)	195,851	(1)

Comprehensive income		217,906	6,737	56,958	281,601	3,543	(1)	285,144	(1)
Distributions		(159,139)	(6,143)		(165,282)	(2,400	)(1)	(167,682	)(1)
Unit-based compensation expense		1,093			1,093			1,093	(1)
Common Units issued in connection with incentive compensation plans, net of tax withheld	36,437	(338)	10		(328)			(328	)(1)

Balance September 30, 2009	57,046,388	367,708	3,698	(6,947)	364,459	11,866	(1)	376,325	(1)

Net income		160,522	4,691		165,213	2,281		167,494
Net gains on derivative instruments				37,189	37,189	379		37,568
Reclassification of net gains on derivative instruments				(25,365)	(25,365)	(264)		(25,629)

Comprehensive income		160,522	4,691	11,824	177,037	2,396		179,433
Distributions		(156,971)	(4,655)		(161,626)	(2,224)		(163,850)
Unit-based compensation expense		1,312			1,312			1,312
Common Units issued in connection with incentive compensation plans, net of tax withheld	42,121	(351)	17		(334)			(334)

Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038		$392,886

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Index to Notes:

Note 1 — Nature of Operations
Note 2 — Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Acquisitions
Note 5 — Sale of California LPG Storage Facility
Note 6 — Quarterly Distributions of Available Cash
Note 7 — Debt
Note 8 — Employee Retirement Plans
Note 9 — Inventories
Note 10 — Property, Plant and Equipment
Note 11 — Goodwill and Intangible Assets
Note 12 — Partners’ Capital and Incentive Compensation Plans
Note 13 — Commitments and Contingencies
Note 14 — Related Party Transactions
Note 15 — Other Current Liabilities
Note 16 — Fair Value Measurements
Note 17 — Disclosures About Derivative Instruments and Hedging Activities
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
At September 30, 2010, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 32,397,300 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
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
Effective October 1, 2010, Eagle OLP merged with and into AmeriGas OLP.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 2 — Significant Accounting Policies
Basis of Presentation. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and costs. These estimates are based on management’s knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may be different from these estimates and assumptions.
The consolidated financial statements have been adjusted in accordance with the Financial Accounting Standards Board’s (“FASB’s”) accounting guidance regarding the presentation of noncontrolling interests in consolidated financial statements and the application of the two-class method for determining income per unit (see Note 3).
Principles of Consolidation. The consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP and a minority partner’s 0.1% limited partner interest in Eagle OLP (prior to its redemption in July 2009) as noncontrolling interests in the consolidated financial statements.
Finance Corps. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners.
Fair Value Measurements. We apply fair value measurements to certain assets and liabilities, principally our commodity and interest rate derivative instruments. We adopted new guidance with respect to determining fair value measurements effective October 1, 2008. The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The new guidance clarifies that fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. The new guidance requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. We did not have any derivative financial instruments categorized as Level 1 at September 30, 2010 or 2009.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements.

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2010 or 2009.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. The adoption of the new fair value guidance effective October 1, 2008 did not have a material impact on our financial statements. See Note 16 for additional information on fair value measurements.
Derivative Instruments. We account for derivative instruments and hedging activities in accordance with guidance provided by the FASB which requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Substantially all of our derivative financial instruments are designated and qualify as cash flow hedges. For cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interests, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Cash flows from derivative financial instruments are included in cash flows from operating activities.
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
Delivery Expenses. Expenses associated with the delivery of propane to customers (including vehicle expenses, expenses of delivery personnel, vehicle repair and maintenance and general liability expenses) are classified as operating and administrative expenses on the Consolidated Statements of Operations. Depreciation expense associated with delivery vehicles is classified in depreciation on the Consolidated Statements of Operations.
Income Taxes. AmeriGas Partners and the Operating Partnerships are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to their individual partners. The Operating Partnerships have corporate subsidiaries which are directly subject to federal and state income taxes. Accordingly, our consolidated financial statements reflect income taxes related to these corporate subsidiaries. Legislation in certain states allows for taxation of partnerships’ income and the accompanying financial statements reflect state income taxes resulting from such legislation. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders. This is a result of (1) differences between the tax basis and financial reporting basis of assets and liabilities and (2) the taxable income allocation requirements of the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., (“Partnership Agreement”) and the Internal Revenue Code. At September 30, 2010, the financial reporting basis of the Partnership’s assets and liabilities exceeded the tax basis by approximately $248,000.
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
We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our business. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding ten years once the installed software is ready for its intended use.
No depreciation expense is included in cost of sales on the Consolidated Statements of Operations.
Goodwill and Intangible Assets. In accordance with GAAP relating to goodwill and other intangibles, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. We amortize customer relationship and noncompete agreement intangibles over their estimated periods of benefit, which do not exceed 15 years. Goodwill is not amortized but is subject to tests for impairment at least annually. We perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill might be impaired. For purposes of the goodwill impairment test, the Partnership has determined it has one reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into account the market price of AmeriGas Partners Common Units. No provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2010, Fiscal 2009 or Fiscal 2008.
No amortization expense is included in cost of sales on the Consolidated Statements of Operations. For further information, see Note 11.
Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2010, Fiscal 2009 or Fiscal 2008.
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount, or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, in excess of associated billings, are classified as customer deposits and advances on the Consolidated Balance Sheets.
Equity-Based Compensation. The General Partner may grant Common Unit awards (as further described in Note 12) to employees and non-employee Directors under its Common Unit plans, and employees of the General Partner may be granted stock options for UGI Common Stock. All of our equity-based compensation is measured at fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their estimated fair value at the grant date and remeasured as of the end of each period. For a further description of our equity-based compensation plans and related disclosures, see Note 12.
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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. At September 30, 2010, the Partnership’s accrued liability for environmental investigation and cleanup costs was not material.
Allocation of Net Income. Net income attributable to AmeriGas Partners, L.P. for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distribution rights (“IDRs”) under the Partnership Agreement (see Note 6).
Net Income Per Unit. Effective October 1, 2009, we adopted new accounting guidance regarding the application of the two-class method for determining income per unit. This new guidance addresses the application of the two-class method for master limited partnerships (“MLPs”) when IDRs are present and entitle the holder of such rights to a portion of distributions from the MLP. The new guidance addresses how current period earnings of the MLP should be allocated to the general partner, limited partners and, when applicable, holders of IDRs for income per unit purposes.
The new guidance regarding the two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. In periods when our net income attributable to AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Generally, in periods when our Available Cash in respect of the quarter or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership). The new guidance requires retrospective application of the guidance to all periods presented.
The following table sets forth the numerators and denominators of the basic and diluted (loss) income per limited partner unit computations:

	2010	2009	2008
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method for MLPs	$160,037	$205,039	$153,987

Weighted average Common Units outstanding — basic (thousands)	57,076	57,038	57,005
Potentially dilutive Common Units (thousands)	47	44	39

Weighted average Common Units outstanding — diluted (thousands)	57,123	57,082	57,044

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2010, Fiscal 2009 and Fiscal 2008 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01, $0.23 and $0.03, respectively. The retrospective application of the new guidance described above did not impact the calculation of net income per limited partner unit for the years ended September 30, 2009 or 2008 but did impact the calculations for the three-month periods ended June 30, 2009 and September 30, 2009 (see Note 19).

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
Note 3 — Accounting Changes
Adoption of New Accounting Standards
Noncontrolling Interests. Effective October 1, 2009, we adopted new guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified within partners’ capital on the Consolidated Balance Sheets, a change from their prior classification between liabilities and partners’ capital. Earnings (losses) attributable to noncontrolling interests are now included in net income (loss) and deducted from net income (loss) to determine net income (loss) attributable to AmeriGas Partners, L.P. In addition, changes in a parent’s ownership interest while retaining control are accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary are initially measured at fair value. In accordance with the new guidance, previous periods have been adjusted to conform to the new presentation.
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
Business Combinations. Effective October 1, 2009, we adopted new guidance on accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. Among the more significant changes in accounting for acquisitions are (1) transaction costs are generally expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, are generally recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets are recognized in operations (rather than as decreases in goodwill). The new guidance did not have a material impact on our Fiscal 2010 financial statements.
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
Fair Value Measurements. In January 2010, the FASB issued new guidance with respect to fair value measurements disclosures. The new guidance requires additional disclosure related to transfers between Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3. The new guidance clarifies existing disclosure guidance about inputs and valuation techniques for fair value measurements and levels of disaggregation. We apply fair value measurements to certain assets and liabilities, principally commodity and interest rate derivative instruments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009 (Fiscal 2011) and interim periods thereafter. The adoption of the new guidance that became effective during Fiscal 2010 did not have a material effect on our disclosures. See Notes 2 and 16 for further information on fair value measurements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 4 — Acquisitions
During Fiscal 2010, the Partnership acquired a number of retail propane distribution businesses for total net cash consideration of $34,345. During Fiscal 2009, the Partnership acquired several retail propane distribution businesses, including all of the assets of the retail propane business of Penn Fuel Propane, LLC (see Note 14), for total net cash consideration of $50,092. During Fiscal 2008, the Partnership acquired several retail propane distribution businesses for total net cash consideration of $2,478 and received a working capital payment refund of $1,157 associated with a Fiscal 2007 acquisition. In conjunction with these acquisitions, liabilities of $8,956 in Fiscal 2010, $3,786 in Fiscal 2009 and $2,445 in Fiscal 2008 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition.
The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2010	2009	2008
Net current assets (liabilities)	$3,578	$1,916	$(1,010)
Property, plant and equipment	15,812	17,646	2,731
Goodwill	12,930	24,048	751
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	10,981	10,268	2,451

Total	$43,301	$53,878	$4,923

The goodwill above is primarily the result of synergies between the acquired businesses and our existing propane businesses. The pro forma effects of these transactions were not material.
Note 5 — Sale of California LPG Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground liquefied petroleum gas (“LPG”) storage facility located on leased property in California. The Partnership recorded a pre-tax gain of $39,887 associated with this transaction. The gain from this transaction is included in “Gain on sale of California storage facility” on our Fiscal 2009 Consolidated Statement of Operations.
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
Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (giving effect to the 1.01% interest of the General Partner in distributions of Available Cash from AmeriGas OLP to AmeriGas Partners) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). When Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution (the “incentive distribution”) but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Quarterly distributions of Available Cash per limited partner unit during Fiscal 2010, Fiscal 2009 and Fiscal 2008 were as follows:

	2010	2009	2008
1st Quarter	$0.67	$0.64	$0.61
2nd Quarter	0.67	0.64	0.61
3rd Quarter	0.705	0.67	0.64
4th Quarter	0.705	0.84	0.64
The Partnership has made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit beginning with the quarterly distribution paid May 18, 2007. As a result, beginning with the quarterly distribution paid May 18, 2007 the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $6,879 in Fiscal 2010, $8,543 in Fiscal 2009 and $4,282 in Fiscal 2008. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2010, Fiscal 2009 and Fiscal 2008 of $3,038, $4,491 and $698, respectively.
On July 27, 2009, the General Partner’s Board of Directors approved a distribution of $0.84 per Common Unit payable on August 18, 2009 to unitholders of record on August 10, 2009. This distribution included the regular quarterly distribution of $0.67 per Common Unit and $0.17 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s November 2008 sale of its California LPG storage facility.
Note 7 — Debt
Long-term debt comprises the following at September 30:

	2010	2009

AmeriGas Partners Senior Notes:
8.875% Note, due May 2011	$14,672	$14,720
7.25% Note, due May 2015	415,000	415,000
7.125% Note, due May 2016	350,000	350,000
Series E, 8.50%, due July 2010	—	80,018
Other	11,730	5,906

Total long-term debt	791,402	865,644
Less: current maturities	(20,123)	(82,225)

Total long-term debt due after one year	$771,279	$783,419

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2011 — $20,091; Fiscal 2012 — $2,247; Fiscal 2013 — $1,754; Fiscal 2014 — $1,384; Fiscal 2015 — $415,894.
AmeriGas Partners Senior Notes. The 8.875% and 7.25% Senior Notes may be redeemed at our option. The 7.125% Senior Notes generally cannot be redeemed at our option prior to May 20, 2011. AmeriGas Partners may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay its 7.25% and 7.125% Senior Notes.
AmeriGas OLP Credit Agreements. AmeriGas OLP has an unsecured credit agreement (“Credit Agreement”) consisting of (1) a Revolving Credit Facility and (2) an Acquisition Facility. AmeriGas OLP also has a $75,000 unsecured revolving credit facility (“2009 Supplemental Credit Agreement”). The General Partner and Petrolane Incorporated, a wholly owned subsidiary of the General Partner, are guarantors of amounts outstanding under the Credit Agreement and the 2009 Supplemental Credit Agreement.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Under the Credit Agreement Revolving Credit Facility, AmeriGas OLP may borrow up to $125,000 (including a $100,000 sublimit for letters of credit) which is subject to restrictions in the Senior Notes indentures (see “Restrictive Covenants” below). The Credit Agreement Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Credit Agreement Revolving Credit Facility expires on October 15, 2011, but may be extended for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder. The Credit Agreement Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75,000 to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the Senior Notes indentures. The Credit Agreement Acquisition Facility operates as a revolving facility through October 15, 2011, at which time amounts then outstanding will be immediately due and payable. At September 30, 2010, there was $56,000 of borrowings outstanding under the Credit Agreement Revolving Credit Facility and $35,000 outstanding under the Credit Agreement Acquisition Facility which amounts are reflected as “Bank loans” on the Consolidated Balance Sheet. There were no such borrowings at September 30, 2009. The weighted-average interest rate on Credit Agreement borrowings at September 30, 2010 was 1.31%. Issued and outstanding letters of credit, which reduce available borrowings under the Credit Agreement Revolving Credit Facility, totaled $35,678 and $37,022 at September 30, 2010 and 2009, respectively.
The Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate (3.25% at September 30, 2010), or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. The margin on Eurodollar Rate borrowings (which ranges from 1.00% to 1.75%) and the Credit Agreement facility fee rate (which ranges from 0.25% to 0.375%) are dependent upon AmeriGas OLP’s ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the Credit Agreement.
The 2009 Supplemental Credit Agreement expires on June 30, 2011 and permits AmeriGas OLP to borrow up to $75,000 for working capital and general purposes subject to restrictive covenants in the Senior Notes indentures. The 2009 Supplemental Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate equal to the higher of the Federal Funds rate plus 0.50%, the agent bank’s prime rate (3.25% at September 30, 2010), or a libor market index rate (0.26% at September 30, 2010) plus 1%, or at a one-week, two-week or one-month Eurodollar rate, as defined in the 2009 Supplemental Credit Agreement, plus a margin. The margin on base rate loans is 2.00% and the margin on Eurodollar loans is 3.00%. There were no amounts outstanding under the 2009 Supplemental Credit Agreement at September 30, 2010 and 2009.
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $24,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2010, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 6.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The AmeriGas OLP credit agreements restrict the incurrence of additional indebtedness and also restrict certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The AmeriGas OLP credit agreements require that AmeriGas OLP not exceed a ratio of total indebtedness, as defined, to EBITDA, as defined (calculated on a rolling four-quarter basis or eight-quarter basis divided by two), of 4.0-to-1. In addition, the credit agreements require that AmeriGas OLP maintain a ratio of EBITDA to interest expense, as defined, of at least 3.0-to-1 on a rolling four-quarter basis, and a minimum EBITDA. Generally, as long as no default exists or would result, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
At September 30, 2010, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $1,000,000.
Note 8 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $7,346 in Fiscal 2010, $7,365 in Fiscal 2009 and $7,089 in Fiscal 2008.
The General Partner sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to limitations imposed by the Internal Revenue Service. Costs associated with these plans were not material in Fiscal 2010, Fiscal 2009 and Fiscal 2008.
Note 9 — Inventories
Inventories comprise the following at September 30:

	2010	2009
Propane gas	$94,561	$67,945
Materials, supplies and other	16,840	16,489
Appliances for sale	2,721	3,506

Total inventories	$114,122	$87,940

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Note 10 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2010	2009
Land	$67,516	$66,880
Buildings and improvements	101,490	96,873
Transportation equipment	76,061	73,000
Storage facilities	128,801	121,857
Equipment, primarily cylinders and tanks	1,093,894	1,035,402
Other, including construction in process	42,266	39,126

Gross property, plant and equipment	1,510,028	1,433,138
Less accumulated depreciation and amortization	(867,250)	(804,239)

Net property, plant and equipment	$642,778	$628,899

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 11 — Goodwill and Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following at September 30:

	2010	2009
Subject to amortization:
Customer relationships and noncompete agreements	$65,203	$56,581
Accumulated amortization	(27,613)	(23,970)

	37,590	32,611

Not subject to amortization:
Goodwill	$678,721	$665,663

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2008	$640,843
Goodwill acquired (a)	24,709
Purchase accounting adjustments	111

Balance September 30, 2009	665,663
Goodwill acquired	12,930
Purchase accounting adjustments	128

Balance September 30, 2010	$678,721

(a)	Amount includes $661 related to the July 2009 redemption of a minority partner’s 0.1% limited partner interest in Eagle OLP.
Amortization expense of intangible assets was $6,016 in Fiscal 2010, $5,237 in Fiscal 2009 and $4,712 in Fiscal 2008. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2011 — $6,928; Fiscal 2012 — $6,853; Fiscal 2013 — $6,269; Fiscal 2014 — $5,321; Fiscal 2015 — $3,989. There were no accumulated impairment losses at September 30, 2010.
Note 12 — Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units.
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $3,127, $3,035 and $3,162 in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
On July 30, 2010, holders of AmeriGas Partners Common Units approved the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. (“2010 Propane Plan”). Under the 2010 Propane Plan, the General Partner may award to employees and non-employee directors grants of Common Units, performance units, options, phantom units, unit appreciation rights and other Common Unit-based awards. The total aggregate number of Common Units that may be issued under the Plan is 2,800,000. The exercise price for options may not be less than the fair market value on the date of grant. Awards granted under the 2010 Propane Plan may vest immediately or ratably over a period of years, and options can be exercised no later than ten years from the grant date. In addition, the 2010 Propane Plan provides that Common Unit-based awards may also provide for the crediting of Common Unit distribution equivalents to participants’ accounts.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The 2010 Propane Plan succeeds the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”) which expired on December 31, 2009, and replaces the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees (“Nonexecutive Propane Plan”). Under the 2000 Propane Plan, the General Partner could award to key employees the right to receive Common Units (comprising performance units), or cash equivalent to the fair market value of such Common Units. In addition, the 2000 Propane Plan authorizes the crediting of Common Unit distribution equivalents to participants’ accounts. Under the Nonexecutive Propane Plan, the General Partner could grant awards to key employees who did not participate in the 2000 Propane Plan. Generally, awards under the Nonexecutive Propane Plan vest at the end of a three-year period and are paid in Common Units and cash. Effective January 1, 2010, no additional grants will be made under the 2000 Propane Plan. Effective July 30, 2010, no additional grants will be made under the Nonexecutive Propane Plan.
Recipients of performance unit awards under the 2010 Propane Plan and, prior to its expiration, the 2000 Propane Plan (“AmeriGas Performance Units”) are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target amount based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a peer group. Grantees of AmeriGas Performance Units will not be paid if AmeriGas Partners’ TUR is below the 40th percentile of the peer group. At the 40th percentile, the grantee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings. Any Common Unit distribution equivalents earned are paid in cash. Generally, except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
Under GAAP relating to equity-based compensation plans, AmeriGas Performance Units are equity awards with a market-based condition, which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units are estimated using a Monte Carlo valuation model. The fair value associated with the target award and the award above the target, if any, which will be paid in Common Units, is accounted for as equity and the fair value of all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. Expected volatility is based on the historical volatility of Common Units over a three-year period. The risk-free interest rate is based on rates on U.S. Treasury bonds at the time of grant. Volatility for all entities in the peer group is based on historical volatility.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2010	2009	2008
Risk-free rate	1.7%	1.0%	3.1%
Expected life	3 years	3 years	3 years
Expected volatility	35.0%	32.0%	17.7%
Dividend Yield	6.8%	9.1%	6.8%
The General Partner granted awards under the 2010 Propane Plan, the 2000 Propane Plan and the Nonexecutive Propane Plan (collectively, “Awards”) representing 57,750, 60,200 and 40,050 Common Units in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, having weighted-average grant date fair values per Common Unit subject to award of $41.39, $31.94 and $37.91, respectively. At September 30, 2010, 2,796,550 Common Units were available for future award grants under the 2010 Propane Plan.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2010:

	Total		Vested		Non-Vested
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Common	Average	Common	Average	Common	Average
	Units	Grant Date	Units	Grant Date	Units	Grant Date
	Subject	Fair Value	Subject	Fair Value	Subject	Fair Value
	to Award	(per Unit)	to Award	(per Unit)	to Award	(per Unit)
September 30, 2009	147,600	$33.83	51,584	$33.49	96,016	$34.02
Granted	57,750	$41.39	—	$—	57,750	$41.39
Forfeited	(11,400)	$37.39	—	$—	(11,400)	$37.39
Vested	—	$—	49,617	$36.24	(49,617)	$36.24
Awards paid	(47,350)	$32.23	(47,350)	$32.23	—	$—

September 30, 2010	146,600	$37.05	53,851	$37.14	92,749	$37.00

During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Partnership paid AmeriGas Common Unit-based awards in Common Units and cash as follows:

	2010	2009	2008
Number of Common Units subject to original Awards granted	49,650	38,350	39,767
Fiscal year granted	2007	2006	2005
Payment of Awards:
AmeriGas Partners Common Units issued	42,121	36,437	21,249
Cash paid	$1,219	$879	$809
As of September 30, 2010, there was $633 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2010, there was a total of approximately $2,331 of unrecognized compensation cost associated with 146,600 Common Units subject to award that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of Common Unit-based awards that vested during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $1,978, $1,645 and $2,087, respectively. As of September 30, 2010 and 2009, total liabilities of $1,266 and $1,417 associated with Common Unit-based awards are reflected in “Employee compensation and benefits accrued” and “Other noncurrent liabilities” in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid out in AmeriGas Partners Common Units.
Note 13 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $54,513 in Fiscal 2010, $54,277 in Fiscal 2009 and $55,825 in Fiscal 2008.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2011	$46,537
2012	36,953
2013	30,186
2014	22,760
2015	15,546
Thereafter	29,718

Total minimum operating lease payments	$181,700

The Partnership enters into fixed-price contracts with suppliers to purchase a portion of its propane supply requirements. These contracts generally have terms of less than one year. As of September 30, 2010, obligations under these contracts totaled $50,531.
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
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the class’s motion seeking preliminary approval of the settlement. On October 4, 2010, the District Court ruled that the settlement was fair, reasonable and adequate to the class and granted final approval of the settlement.

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
In 2005, the Swigers also filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In the Harrison County lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct and civil conspiracy. The Swigers have also requested that the Court rule that insurance coverage exists under the policies issued by the defendant insurance companies for damages sustained by the members of the class in the Monongalia County lawsuit. The Circuit Court of Harrison County has not certified the class in the Harrison County lawsuit at this time and, in October 2008, stayed that lawsuit pending resolution of the class action lawsuit in Monongalia County. We believe we have good defenses to the claims in these actions.
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
Note 14 — Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement among AEH, the general partner of Eagle OLP, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $350,246 in Fiscal 2010, $355,043 in Fiscal 2009 and $345,460 in Fiscal 2008 include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $10,757 in Fiscal 2010, $12,183 in Fiscal 2009 and $11,197 in Fiscal 2008. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $2,296 in Fiscal 2010, $3,344 in Fiscal 2009 and $2,732 in Fiscal 2008.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
AmeriGas OLP purchases propane from Atlantic Energy, Inc. (“Atlantic Energy”) a former subsidiary of UGI Energy Services, Inc. (“Energy Services”) and a second-tier subsidiary of UGI, pursuant to a propane sales agreement (“Product Sales Agreement”) whereby Atlantic Energy has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The Product Sales Agreement, which was originally scheduled to terminate on April 30, 2010, was amended to extend the initial termination date to April 30, 2015 and to provide for an option to extend beyond that date for an additional five years. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. On July 30, 2010, Energy Services sold its interest in Atlantic Energy. In addition, from time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services and Atlantic Energy (through the date of its sale) totaled $39,807, $24,302 and $47,307 during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The sale of the terminal did not effect the terms of the Product Sales Agreement.
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
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material in Fiscal 2010, Fiscal 2009 or Fiscal 2008.
Note 15 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2010	2009
Litigation, property and casualty liabilities	$23,189	$17,972
Taxes other than income taxes	6,839	5,537
Propane exchange liabilities	18,893	9,795
Deferred tank fee revenue	12,642	12,225
Other	10,412	10,256

Total other current liabilities	$71,975	$55,785

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Note 16 — Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2010 and 2009:

	Asset (Liability)
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010:
Assets:
Derivative financial instruments:
Propane contracts	$—	$8,025	$—	$8,025

September 30, 2009:
Assets:
Derivative financial instruments:
Propane contracts	$—	$13,001	$—	$13,001
Interest rate contracts	$—	$2,249	$—	$2,249
Liabilities:
Derivative financial instruments:
Propane contracts	$—	$(1,153)	$—	$(1,153)
Interest rate contracts	$—	$(18,131)	$—	$(18,131)
The fair values of our non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. The fair values of interest rate contracts are based upon third-party quotes or indicative values based on recent market transactions.
Other Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at September 30, 2010 were $791,402 and $819,949, respectively. The carrying amount and estimated fair value of our long-term debt at September 30, 2009 were $865,644 and $836,561, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.
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
Note 17 — Disclosures About Derivative Instruments and Hedging Activities
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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At September 30, 2010, there were 158.7 million gallons of propane hedged with over-the-counter price swap and option contracts. The maximum period over which we are currently hedging propane market price risk is 24 months with a weighted average of 5 months. In addition, the Partnership enters into price swap agreements to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes. The volume of propane subject to these wholesale customer agreements were not material.
We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At September 30, 2010, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $7,254.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There are no unsettled IRPAs outstanding at September 30, 2010. At September 30, 2010, the amount of net losses associated with settled IRPAs expected to be reclassified into earnings during the next twelve months is $538.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2010. We generally do not have credit-risk-related contingent features in our derivative contracts.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of September 30, 2010 and 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of September 30, 2010:	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$8,016

Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	9

Total Derivatives		$8,025		$—

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of September 30, 2009:	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$11,730
Interest rate contracts	Derivative financial instruments	2,249	Derivative financial instruments	$(18,131)

Total Derivatives Designated as Hedging Instruments		$13,979		$(18,131)

Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	$1,271	Derivative financial instruments	$(1,153)

Total Derivatives		$15,250		$(19,284)

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interests for Fiscal 2010 and Fiscal 2009:

		Location of
	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interests	Interests into Income	Interests into Income
Fiscal 2010:

Cash Flow
Hedges:
Propane contracts	$35,829	Cost of sales	$38,360
Interest rate contracts	1,739	Interest expense/ other income	(12,731)

Total	$37,568		$25,629

Fiscal 2009:

Cash Flow
Hedges:
Propane contracts	$(128,214)	Cost of sales	$(193,364)
Interest rate contracts	(10,104)	Interest expense / other income	(2,487)

Total	$(138,318)		$(195,851)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)
The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing, were not material for Fiscal 2010, Fiscal 2009 or Fiscal 2008. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that the Partnership would not issue $150,000 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for IRPAs associated with this previously anticipated Fiscal 2010 $150,000 long-term debt issuance and recorded a $12,193 loss which is reflected in other income, net, on the Fiscal 2010 Consolidated Statement of Operations. In March 2009, The Partnership recorded losses of $1,659 as a result of the discontinuance of cash flow hedge accounting associated with IRPAs. The amount of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during Fiscal 2010, Fiscal 2009 and Fiscal 2008.
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
18 — Other Income, Net
Other income, net, comprises the following:

	2010	2009	2008
Gains on sales of fixed assets (a)	$1,470	$2,795	$1,698
Finance charges	11,346	11,717	11,822
Losses on IRPAs	(12,193)	(1,659)	—
Other	7,081	3,152	5,335

Total other income, net	$7,704	$16,005	$18,855

(a)	Excludes gain on sale of California LPG storage facility in Fiscal 2009 of $39,887 (see Note 5).
Note 19 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,			September 30,
	2009	2008 (a)	2010 (b)	2009	2010	2009		2010 (c)	2009
Revenues	$656,595	$727,064	$886,101	$823,377	$396,613	$372,677		$381,033	$336,977
Operating income (loss)	$102,614	$144,766	$153,248	$168,115	$5,320	$4,329		$(25,317)	$(16,667)
Net income (loss)	$84,954	$125,404	$135,989	$149,546	$(12,323)	$(13,522)		$(41,126)	$(33,818)
Net income (loss) attributable to AmeriGas Partners, L.P.	$83,959	$123,963	$134,483	$147,835	$(12,372)	$(13,525)		$(40,857)	$(33,630)
Income (loss) per limited partner unit — basic and diluted (d)	$1.15	$1.50	$1.59	$1.71	$(0.23)	$(0.29	) (e)	$(0.73)	$(0.59	) (e)

(a)	Includes gain on sale of the Partnership’s California storage facility which increased operating income by $39,887 and net income attributable to AmeriGas Partners, L.P. by $39,484 (see Note 5).

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES ~ Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts)

(b)	Includes loss from discontinuance of cash flow hedge treatment for IRPAs which decreased operating income by $12,193 and net income attributable to AmeriGas Partners, L.P. by $12,070 (see Note 17).

(c)	Includes increase in litigation accrual which increased operating loss by $7,000 and net loss attributable to AmeriGas Partners, L.P. by $6,930.

(d)
Theoretical distributions of net income (loss) attributable to AmeriGas Partners, L.P. in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share resulted in a different allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner and the limited partners in the computation of income per limited partner unit which had the effect of decreasing quarterly earnings per limited partner unit for the quarters ended December 31 and March 31 and (increasing) decreasing quarterly loss per limited partner unit for the quarters ended June 30, 2009 and September 30, 2009, respectively, as follows:

	December 31,		March 31,		June 30,	September 30,
Quarter ended:	2009	2008	2010	2009	2009	2009
Decrease in income per limited partner unit	$(0.30)	$(0.65)	$(0.73)	$(0.85)

(Increase) decrease in loss per limited partner unit					$(0.05)	$0.05

(e)
The retrospective application of the new guidance regarding the application of the two-class method for determining income per unit resulted in an increase in the net loss per limited partner unit for the three months ended June 30, 2009 to $0.29 per limited partner unit from a loss of $0.24 reported previously and a decrease in the net loss per limited partner unit for the three months ended September 30, 2009 to $0.59 per limited partner unit from a loss of $0.64 reported previously (see Note 2).

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash	$302	$965
Prepaids	24	—

Total current assets	326	965

Investment in AmeriGas Propane, L.P.	1,177,953	1,161,091
Other assets	5,821	7,010

Total assets	$1,184,100	$1,169,066

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$14,672	$—
Accounts payable and other liabilities	3,084	4,391
Accrued interest	20,496	20,496

Total current liabilities	38,252	24,887

Long-term debt	765,000	779,720

Commitments and contingencies

Partners’ capital:
Common unitholders	372,220	367,708
General partner	3,751	3,698
Accumulated other comprehensive income (loss)	4,877	(6,947)

Total partners’ capital	380,848	364,459

Total liabilities and partners’ capital	$1,184,100	$1,169,066

Commitments and Contingencies:
Scheduled principal repayments of long-term debt during the next five fiscal years ending September 30 are $14,640 due May 2011 and $415,000 due May 2015.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year Ended
	September 30,
	2010	2009	2008

Operating expenses, net	$(280)	$(337)	$(49)
Interest expense	(58,003)	(58,003)	(58,003)

Loss before income taxes	(58,283)	(58,340)	(58,052)
Income tax expense	30	—	3

Loss before equity in income of AmeriGas Propane, L.P.	(58,313)	(58,340)	(58,055)
Equity in income of AmeriGas Propane, L.P.	223,526	282,983	216,074

Net income	$165,213	$224,643	$158,019

General partner’s interest in net income	$4,691	$6,737	$2,278

Limited partners’ interest in net income	$160,522	$217,906	$155,741

Income per limited partner unit — basic and diluted:	$2.80	$3.59	$2.70

Average limited partner units outstanding — basic (thousands)	57,076	57,038	57,005

Average limited partner units outstanding — diluted (thousands)	57,123	57,082	57,044

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2010	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$160,380	$165,616	$144,664

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(161,626)	(165,282)	(144,659)
Proceeds from issuance of Common Units, net of tax withheld	566	(338)	766
Capital contribution from General Partner	17	10	8

Net cash used by financing activities	(161,043)	(165,610)	(143,885)

(Decrease) increase in cash and cash equivalents	$(663)	$6	$779

CASH AND CASH EQUIVALENTS:
End of year	$302	$965	$959
Beginning of year	965	959	180

(Decrease) increase	$(663)	$6	$779

(a)	Includes distributions received from AmeriGas Propane, L.P. of $217,950, $221,607 and $200,983 for the years ended September 30, 2010, 2009 and 2008, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2010
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$13,239	$12,459	$(10,408	)(1)	$15,290

Other reserves:
Property and casualty liability	$62,658	$12,308	$(22,866	)(2)	$57,708	(4)

			5,608	(3)

Environmental, litigation and other	$21,660	$6,213	$(1,183	)(2)	$26,597

			(93	)(3)

Year Ended September 30, 2009
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$20,215	$9,345	$(16,321	)(1)	$13,239

Other reserves:
Property and casualty liability	$71,172	$20,482	$(29,398	)(2)	$62,658	(4)

			402	(3)

Environmental, litigation and other	$14,481	$7,867	$(968	)(2)	$21,660

			280	(3)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2008
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$15,149	$15,852	$(10,786	)(1)	$20,215

Other reserves:

Property and casualty liability	$57,714	$31,498	$(18,040	)(2)	$71,172	(4)

Environmental, litigation and other	$12,056	$4,559	$(2,280	)(2)	$14,481

			146	(3)

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Payments, net of any refunds

(3)	Other adjustments, primarily reclassifications and refunds

(4)	At September 30, 2010, 2009, and 2008, the Partnership had insurance indemnification receivables associated with its property and casualty liabilities totaling $6,329, $241, and $17,926, respectively.