Form 10-Q
period 2010-12-31
AMERIGAS PARTNERS LP
filed 2011-02-04
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
(Registrant’s Telephone Number, Including Area ode)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2011 there were 57,106,974 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

PAGES
Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2010, September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009	3

Condensed Consolidated Statements of Partners’ Capital for the three months ended December 31, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5 – 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24 – 25

Item 4. Controls and Procedures	26

Part II Other Information

Item 1. Legal Proceedings	27 – 28

Item 1A. Risk Factors	28

Item 6. Exhibits	29

Signatures	30

Exhibit 4.1
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31,	September 30,	December 31,
	2010	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$9,534	$7,726	$10,486
Accounts receivable (less allowances for doubtful accounts of $14,609 $15,290 and $12,936, respectively)	311,024	172,708	271,065
Accounts receivable — related parties	7,593	7,039	6,888
Inventories	137,935	114,122	119,850
Derivative financial instruments	15,172	7,478	43,757
Prepaid expenses and other current assets	16,208	16,785	11,357

Total current assets	497,466	325,858	463,403

Property, plant and equipment (less accumulated depreciation and amortization of $885,334, $867,250 and $821,470, respectively)	650,822	642,778	637,325
Goodwill	685,698	678,721	666,404
Intangible assets, net	41,751	37,590	32,894
Other assets	10,636	11,272	12,618

Total assets	$1,886,373	$1,696,219	$1,812,644

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$5,588	$20,123	$82,705
Bank loans	178,000	91,000	24,000
Accounts payable — trade	241,795	130,575	212,845
Accounts payable — related parties	4,548	2,352	4,393
Customer deposits and advances	67,462	86,154	68,293
Derivative financial instruments	—	—	15,633
Other current liabilities	110,249	130,058	88,452

Total current liabilities	607,642	460,262	496,321

Long-term debt	788,063	771,279	784,146
Other noncurrent liabilities	55,279	71,792	74,224

Total liabilities	1,450,984	1,303,333	1,354,691

Commitments and contingencies (note 5)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 57,091,659, 57,088,509 and 57,054,888, respectively)	405,526	372,220	412,471
General partner	4,086	3,751	4,149
Accumulated other comprehensive income	13,452	4,877	28,799

Total AmeriGas Partners, L.P. partners’ capital	423,064	380,848	445,419

Noncontrolling interest	12,325	12,038	12,534

Total partners’ capital	435,389	392,886	457,953

Total liabilities and partners’ capital	$1,886,373	$1,696,219	$1,812,644

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended
	December 31,
	2010	2009

Revenues:
Propane	$653,812	$614,358
Other	46,408	42,237

	700,220	656,595

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	420,700	375,449
Cost of sales — other (excluding depreciation shown below)	14,605	14,120
Operating and administrative expenses	156,428	146,814
Depreciation	20,072	19,983
Amortization	2,595	1,398
Other income, net	(5,755)	(3,783)

	608,645	553,981

Operating income	91,575	102,614
Interest expense	(15,375)	(16,493)

Income before income taxes	76,200	86,121
Income taxes	(419)	(1,167)

Net income	75,781	84,954
Less: net income attributable to noncontrolling interest	(913)	(995)

Net income attributable to AmeriGas Partners, L.P.	$74,868	$83,959

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$1,701	$1,407

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$73,167	$82,552

Income per limited partner unit — basic and diluted:
Basic	$1.07	$1.15

Diluted	$1.06	$1.15

Average limited partner units outstanding (thousands):
Basic	57,095	57,055

Diluted	57,149	57,105

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,781	$84,954
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,667	21,381
Provision for uncollectible accounts	3,187	3,236
Net change in realized gains and losses deferred as cash flow hedges	1,235	3,841
Other, net	915	(143)
Net change in:
Accounts receivable	(141,140)	(138,657)
Inventories	(23,191)	(31,725)
Accounts payable	113,415	99,945
Other current assets	582	1,050
Other current liabilities	(55,494)	(47,302)

Net cash used by operating activities	(2,043)	(3,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(21,306)	(26,726)
Proceeds from disposals of assets	773	1,566
Acquisitions of businesses, net of cash acquired	(18,083)	(4,386)

Net cash used by investing activities	(38,616)	(29,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(41,618)	(39,186)
Noncontrolling interest activity	(712)	(687)
Increase in bank loans	87,000	24,000
Repayment of long-term debt	(2,351)	(201)
Proceeds associated with equity based compensation plans, net of tax withheld	146	310
Capital contributions from General Partner	2	3

Net cash provided (used) by financing activities	42,467	(15,761)

Cash and cash equivalents increase (decrease)	$1,808	$(48,727)

CASH AND CASH EQUIVALENTS:
End of period	$9,534	$10,486
Beginning of period	7,726	59,213

Increase (decrease)	$1,808	$(48,727)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital

For the three months ended December 31, 2010:
Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038	$392,886
Net income		73,167	1,701		74,868	913	75,781
Net gains on derivative instruments				12,832	12,832	131	12,963
Reclassification of net gains on derivative instruments				(4,257)	(4,257)	(45)	(4,302)

Comprehensive income		73,167	1,701	8,575	83,443	999	84,442
Distributions		(40,250)	(1,368)		(41,618)	(712)	(42,330)
Unit-based compensation expense		243			243		243
Common Units issued in connection with incentive compensation plans, net of tax withheld	3,150	146	2		148		148

Balance December 31, 2010	57,091,659	$405,526	$4,086	$13,452	$423,064	$12,325	$435,389

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital
For the three months ended December 31, 2009:
Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459	$11,866	$376,325
Net income		82,552	1,407		83,959	995	84,954
Net gains on derivative instruments				44,188	44,188	448	44,636
Reclassification of net gains on derivative instruments				(8,442)	(8,442)	(88)	(8,530)

Comprehensive income		82,552	1,407	35,746	119,705	1,355	121,060
Distributions		(38,227)	(959)		(39,186)	(687)	(39,873)
Unit-based compensation expense		128			128		128
Common Units issued in connection with incentive compensation plans, net of tax withheld	8,500	310	3		313		313

Balance December 31, 2009	57,054,888	$412,471	$4,149	$28,799	$445,419	$12,534	$457,953

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
1.	Nature of Operations
AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and prior to its merger with AmeriGas OLP on October 1, 2010 (“the Merger”), AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas OLP subsequent to the Merger, and AmeriGas OLP and Eagle OLP collectively prior to the Merger, are referred to herein as “the Operating Partnership.” AmeriGas Partners, the Operating Partnership and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”
The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At December 31, 2010, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 32,400,450 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
AmeriGas Partners holds a 99% limited partner interest in AmeriGas OLP. Through September 30, 2010, AmeriGas OLP, indirectly through subsidiaries, owned an effective 0.1% general partner interest and a direct approximate 99.9% limited partner interest in Eagle OLP.
AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. Prior to the Merger, the General Partner provided management and administrative services to AmeriGas Eagle Holdings, Inc. (“AEH”), the general partner of Eagle OLP, under a management services agreement. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 4).
2.	Significant Accounting Policies
The condensed consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries principally comprising AmeriGas OLP and Eagle OLP prior to the Merger. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as a noncontrolling interest in the condensed consolidated financial statements.
AmeriGas Finance Corp., AmeriGas Eagle Finance Corp. and AP Eagle Finance Corp. are wholly owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2010 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2010. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Allocation of Net Income Attributable to AmeriGas Partners. Net income attributable to AmeriGas Partners, L.P. for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distribution rights (“IDRs”) under the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners (“Partnership Agreement”).
Net Income Per Unit. Income per limited partner unit is computed in accordance with GAAP regarding the application of the two-class method for determining income per unit for master limited partnerships (“MLPs”) when IDRs are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. In periods when our net income attributable to AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Generally, in periods when our Available Cash in respect of the quarter or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership).

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended
	December 31,
	2010	2009
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method for MLPs	$60,831	$65,408

Weighted average Common Units outstanding — basic (thousands)	57,095	57,055
Potentially dilutive Common Units (thousands)	54	50

Weighted average Common Units outstanding — diluted (thousands)	57,149	57,105

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2010 and 2009 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.22 and $0.30, respectively.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) results from gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications of net gains and losses to net income.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and costs. These estimates are based on management’s knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may be different from these estimates and assumptions.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
3.	Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following:

	December 31,	September 30,	December 31,
	2010	2010	2009
Subject to amortization:
Customer relationships and noncompete agreements	$71,138	$65,203	$58,257
Accumulated amortization	(29,387)	(27,613)	(25,363)

	$41,751	$37,590	$32,894

Not subject to amortization:
Goodwill	$685,698	$678,721	$666,404
The increase in goodwill and other intangible assets during the three months ended December 31, 2010 principally reflects the effects of acquisitions. Amortization expense of intangible assets was $1,771 and $1,393 for the three months ended December 31, 2010 and 2009, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2011 — $7,650; Fiscal 2012 — $7,764; Fiscal 2013 — $7,180; Fiscal 2014 — $6,185; Fiscal 2015 — $4,768.
4.	Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP prior to the Merger, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $93,708 and $90,495 for the three months ended December 31, 2010 and 2009, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $2,618 and $1,203 for the three months ended December 31, 2010 and 2009, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $786 and $809 for the three months ended December 31, 2010 and 2009, respectively.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
AmeriGas OLP purchases propane from Atlantic Energy, Inc. (“Atlantic Energy”) a former subsidiary of UGI Energy Services, Inc. (“Energy Services”) and a second-tier subsidiary of UGI, pursuant to a propane sales agreement (“Product Sales Agreement”) expiring on April 2015, whereby Atlantic Energy has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. On July 30, 2010, Energy Services sold its interest in Atlantic Energy. In addition, from time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The prices of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services and Atlantic Energy (through the date of its sale) totaled $1,440 and $9,784 during the three months ended December 31, 2010 and 2009, respectively. The sale of the terminal did not affect the terms of the Product Sales Agreement.
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material during the three months ended December 31, 2010 and 2009.
5.	Commitments and Contingencies
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the class’s motion seeking preliminary approval of the settlement. On October 4, 2010, after the expiration of the time in which claims were, or could have been, made by the class members, the District Court ruled that the settlement was fair, reasonable and adequate to the class and granted final approval of the settlement. Two parties have appealed that final order and the matter is now awaiting review by the 8th Circuit Court of Appeals.
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena, but have had no further requests from the District Attorneys since that initial inquiry.
In 1996, a fire occurred at the residence of Samuel and Brenda Swiger (the “Swigers”) when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. On December 14, 2010, AmeriGas OLP and its affiliates entered into a settlement agreement with the class, which was preliminarily approved by the Circuit Court of Monongalia County on January 13, 2011.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
In 2005, the Swigers also filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In the Harrison County lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Swigers have also requested that the Court rule that insurance coverage exists under the policies issued by the defendant insurance companies for damages sustained by the members of the class in the Monongalia County lawsuit. The Circuit Court of Harrison County has not certified the class in the Harrison County lawsuit at this time and, in October 2008, stayed that lawsuit pending resolution of the class action lawsuit in Monongalia County. We believe we have good defenses to the claims in this action.
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
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2010, September 30, 2010 and December 31, 2009:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$15,451	$—	$15,451

September 30, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$8,025	$—	$8,025

December 31, 2009:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$40,008	$—	$40,008
Interest rate contracts	$—	$3,856	$—	$3,856
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(1,584)	$—	$(1,584)
Interest rate contracts	$—	$(14,049)	$—	$(14,049)
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
Other Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at December 31, 2010 were $793,651 and $817,351, respectively. The carrying amount and estimated fair value of our long-term debt at December 31, 2009 were $866,851 and $867,392, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.

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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At December 31, 2010 and 2009 there were 122.7 million gallons and 93.8 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts. At December 31, 2010, the maximum period over which we are hedging propane market price risk is 21 months with a weighted average of 3 months. In addition, the Partnership from time to time enters into price swap agreements to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes. The volumes of propane subject to these wholesale customer agreements were not material.
We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At December 31, 2010, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $16,144.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There are no unsettled IRPAs outstanding at December 31, 2010. At December 31, 2009, the total notional amount of unsettled IRPAs was $150,000. At December 31, 2010, the amount of net losses associated with settled IRPAs expected to be reclassified into earnings during the next twelve months is $538.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2010. We generally do not have credit-risk-related contingent features in our derivative contracts.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of December 31, 2010 and 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of December 31, 2010	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments and Other assets	$15,451	Derivative financial instruments	$—

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	—	Derivative financial instruments	—

Total Derivatives		$15,451		$—

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of December 31, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments and Other assets	$38,366	Derivative financial instruments	$—

Interest rate contracts	Derivative financial instruments	3,856	Derivative financial instruments	(14,049)

Total Derivatives Designated as Hedging Instruments		$42,222		$(14,049)

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$1,642	Derivative financial instruments	$(1,584)

Total Derivatives		$43,864		$(15,633)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three months ended December 31, 2010 and 2009:

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
Three Months Ended December 31, 2010	Interest	Interest into Income	Interests into Income

Cash Flow Hedges:
Propane contracts	$12,963	$4,437	Cost of sales
Interest rate contracts	—	(135)	Interest expense

Total	$12,963	$4,302

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
Three Months Ended December 31, 2009	Interest	Interest into Income	Interests into Income

Cash Flow Hedges:
Propane contracts	$38,947	$8,664	Cost of sales
Interest rate contracts	5,689	(135)	Interest expense

Total	$44,636	$8,529

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing, were not material for the three months ended December 31, 2010 and 2009. The amount of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during the three months ended December 31, 2010 or 2009.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sales exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
8.	Subsequent Event — Debt Refinancing
On January 20, 2011, AmeriGas Partners announced that holders of approximately $327,900 in aggregate principal amount of its 7.25% Senior Notes due May 2015, representing approximately 79% of the total $415,000 principal amount outstanding, had validly tendered their notes in connection with the Partnership’s January 5, 2011 tender offer. The tendered notes were redeemed on January 20, 2011 at an effective price of 100.95%, plus a consent fee. On January 21, 2011, the Partnership issued a notice of full optional redemption at a price of 103.625% for the remaining outstanding $87,100 aggregate principal amount of 7.25% Senior Notes and a notice of full optional redemption at par for the $14,640 outstanding balance of its 8.875% Senior Notes due May 2011. The redemption of these notes is scheduled to occur on February 22, 2011. The tendered 7.25% Senior Notes were, and the called notes will be, redeemed with proceeds from the January 20, 2011 issuance of $470,000 aggregate principal amount of AmeriGas Partners 6.50% Senior Notes due 2021. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners’ outstanding senior debt. The Partnership expects to record a loss of approximately $19,000 associated with these transactions during the second quarter of Fiscal 2011. Because the 8.875% Senior Notes will be refinanced with proceeds from the previously mentioned issuance of AmeriGas Partners 6.50% Senior Notes due 2021, the outstanding principal amount of the 8.875% Senior Notes due May 2011 has been classified as long-term debt on the December 31, 2010 Condensed Consolidated Balance Sheet.

AMERIGAS PARTNERS, L.P.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
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
These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2010 (“2010 three-month period”) with the three months ended December 31, 2009 (“2009 three-month period”).
Executive Overview
Net income attributable to AmeriGas Partners for the 2010 three-month period was $74.9 million compared with net income attributable to AmeriGas Partners for the 2009 three-month period of $84.0 million. Temperatures in our service territory during the 2010 three-month period averaged slightly warmer than normal and warmer than the prior year. Our heating season got off to a slow start as temperatures in early fall were significantly warmer than normal. The warmer early fall weather, customer conservation and the impact on the prior-year’s volumes of a strong 2009 crop-drying season resulted in lower year-over-year retail volume sales. Total margin decreased as a result of the lower volumes sold partially offset by slightly higher average retail unit margins. Operating results for the 2010 three-month period also reflect higher operating and administrative expenses.
We believe that the Partnership has sufficient liquidity in the form of revolving credit agreements. Additionally, AmeriGas OLP expects to renew its credit agreements, which are scheduled to expire in July 2011 and October 2011, during the second half of Fiscal 2011.
2010 three-month period compared with 2009 three-month period

			Increase
Three Months Ended December 31,	2010	2009	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	256.4	267.4	(11.0)	(4.1)%
Wholesale	35.9	44.6	(8.7)	(19.5)%

	292.3	312.0	(19.7)	(6.3)%

Revenues:
Retail propane	$603.8	$560.9	$42.9	7.6%
Wholesale propane	50.0	53.5	(3.5)	(6.5)%
Other	46.4	42.2	4.2	10.0%

	$700.2	$656.6	$43.6	6.6%

Total margin (a)	$264.9	$267.0	$(2.1)	(0.8)%
EBITDA (b)	$113.3	$123.0	$(9.7)	(7.9)%
Operating income	$91.6	$102.6	$(11.0)	(10.7)%
Net income attributable to AmeriGas Partners	$74.9	$84.0	$(9.1)	(10.8)%
Heating degree days — % (warmer) colder than normal (c)	(2.2)%	1.2%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended
	December 31,
	2010	2009

Net income attributable to AmeriGas Partners	$74.9	$84.0
Income tax expense	0.4	1.1
Interest expense	15.4	16.5
Depreciation	20.0	20.0
Amortization	2.6	1.4

EBITDA	$113.3	$123.0

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were 2.2% warmer than normal during the 2010 three-month period compared with temperatures that were 1.2% colder than normal in the prior-year period. Early fall heating-season temperatures were substantially warmer than normal and warmer than the prior year. Retail propane gallons sold declined principally due to the warmer weather, customer conservation and higher agricultural sales in the prior year due to an exceptionally strong 2009 crop-drying season partially offset by volumes acquired through acquisitions.
Retail propane revenues increased $42.9 million during the 2010 three-month period reflecting higher average retail sales prices ($66.0 million) partially offset by lower retail volumes sold ($23.1 million). Wholesale propane revenues decreased $3.5 million principally reflecting lower wholesale volumes sold ($10.4 million) partially offset by higher wholesale selling prices ($6.9 million). Average wholesale propane prices at Mont Belvieu, Texas, a major supply location in the U.S., were approximately 15% higher during the 2010 three-month period compared with average wholesale propane prices during the 2009 three-month period. Other revenues from ancillary sales and services increased $4.2 million in the 2010 three-month period. Total cost of sales increased $45.7 million, to $435.3 million, principally reflecting the previously mentioned higher 2010 wholesale propane product costs.

AMERIGAS PARTNERS, L.P.
Total margin was $2.1 million lower in the 2010 three-month period primarily due to lower total retail margin ($4.6 million) and, to a much lesser extent, lower wholesale margin partially offset by an increase in margin from fee income and ancillary sales and services ($3.8 million). The lower total retail margin reflects the effects of the lower retail volumes sold ($9.7 million) partially offset by the effects of slightly higher average retail unit margins ($5.1 million).
The $9.7 million decrease in Partnership EBITDA during the 2010 three-month period primarily reflects (1) the previously mentioned decrease in 2010 three-month total margin ($2.1 million) and (2) higher operating and administrative expenses ($9.6 million). The increase in operating and administrative expenses reflects a number of items including higher payroll and benefits and higher vehicle fuel expenses.
Operating income in the 2010 three-month period decreased $11.0 million reflecting the previously mentioned decrease in EBITDA ($9.7 million) and slightly higher depreciation and amortization expense associated with fixed assets acquired or placed in service during the past year ($1.3 million). Partnership interest expense was $1.1 million lower in the 2010 three-month period principally reflecting lower interest expense on lower long-term debt outstanding principally resulting from the July 2010 repayment of $80 million of AmeriGas OLP Series E First Mortgage Notes.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at December 31, 2010 totaled $971.7 million (including current maturities of long-term debt of $5.6 million and bank loans of $178 million). The Partnership’s debt outstanding at September 30, 2010 totaled $882.4 million (including current maturities of long-term debt of $20.1 million and bank loans of $91 million). Total debt outstanding at December 31, 2010 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes and $14.0 million of other long-term debt. See “Subsequent Event — Partnership Debt Refinancing” below.
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

AMERIGAS PARTNERS, L.P.
At December 31, 2010, there were $135 million of borrowings outstanding under the Credit Agreement and $43 million of borrowings outstanding under the 2009 Supplemental Credit Agreement. Borrowings under our credit agreements are classified as bank loans on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $35.7 million at December 31, 2010 and $36.1 million at December 31, 2009. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2010 three-month period were $135.1 million and $201 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2009 three-month period were $13.2 million and $48 million, respectively. At December 31, 2010, the Partnership’s available borrowing capacity under the credit agreements was $61.3 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the credit agreements the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2011
During the three months ended December 31, 2010, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.705 per Common Unit for the quarter ended September 30, 2010. The quarterly distribution of $0.705 per limited partner unit for the quarter ended December 31, 2010 will be paid on February 18, 2011 to holders of record on February 10, 2011. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
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
Cash flow used by operating activities was $2.0 million in the 2010 three-month period compared to $3.4 million in the 2009 three-month period. Cash flow from operating activities before changes in operating working capital was $103.8 million in the 2010 three-month period compared with $113.3 million in the prior-year period principally reflecting the lower 2010 three-month period operating results. Cash required to fund changes in operating working capital totaled $105.8 million in the 2010 three-month period compared with $116.7 million in the prior-year period. The decrease in cash required to fund operating working capital in the current-year period principally reflects the timing and amount of cash payments for purchases of propane.

AMERIGAS PARTNERS, L.P.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $38.6 million in the 2010 three-month period compared with $29.5 million in the prior-year period. We spent $21.3 million for property, plant and equipment (comprising $10.4 million of maintenance capital expenditures and $10.9 million of growth capital expenditures) in the 2010 three-month period compared with $26.7 million (comprising $10.4 million of maintenance capital expenditures and $16.3 million of growth capital expenditures) in the 2009 three-month period. The greater capital expenditures in the prior-year period reflected accelerated opportunistic purchases of cylinders associated with our AmeriGas Cylinder Exchange program.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $42.5 million in the 2010 three-month period compared with cash used by financing activities of $15.8 million in the prior-year period. Distributions in the 2010 three-month period totaled $41.6 million compared with $39.2 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. We borrowed $87 million under the credit agreements during the 2010 three-month period compared to $24 million during the 2009 three-month period. The lower credit agreement borrowings in the prior year reflect higher beginning-of-period cash balances available to fund operating, investing and financing activities.
Subsequent Event — Debt Refinancing
On January 20, 2011, AmeriGas Partners announced that holders of approximately $327.9 million in aggregate principal amount of its 7.25% Senior Notes due May 2015, representing approximately 79% of the total $415 million principal amount outstanding, had validly tendered their notes in connection with the Partnership’s January 5, 2011 tender offer. The tendered notes were redeemed on January 20, 2011 at an effective price of 100.95%, plus a consent fee. On January 21, 2011, the Partnership issued a notice of full optional redemption at a price of 103.625% for the remaining outstanding $87.1 million aggregate principal amount of 7.25% Senior Notes and a notice of full optional redemption at par for the $14.6 million outstanding balance of its 8.875% Senior Notes due May 2011. The redemption of these notes is scheduled to occur on February 22, 2011. The tendered 7.25% Senior Notes were, and the called notes will be, redeemed with proceeds from the January 20, 2011 issuance of $470 million aggregate principal amount of AmeriGas Partners 6.50% Senior Notes due 2021. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners’ outstanding senior debt. The Partnership expects to record a loss of approximately $19.0 million associated with these transactions during the second quarter of Fiscal 2011.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2010 was a gain of $15.5 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $15.5 million.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements. These agreements have interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no unsettled interest rate protection agreements outstanding at December 31, 2010.

AMERIGAS PARTNERS, L.P.
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
(a)	Evaluation of Disclosure Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective at the reasonable assurance level.

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
Swiger, et al. v. UGI/AmeriGas, Inc. et al. In 1996, a fire occurred at the residence of Samuel and Brenda Swiger (the “Swigers”) when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. On December 14, 2010, AmeriGas OLP and its affiliates entered into a settlement agreement with the class, which was preliminarily approved by the Circuit Court of Monongalia County on January 13, 2011.
In 2005, the Swigers also filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In the Harrison County lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct and civil conspiracy. The Swigers have also requested that the Court rule that insurance coverage exists under the policies issued by the defendant insurance companies for damages sustained by the members of the class in the Monongalia County lawsuit. The Circuit Court of Harrison County has not certified the class in the Harrison County lawsuit at this time and, in October 2008, stayed that lawsuit pending resolution of the class action lawsuit in Monongalia County. We believe we have good defenses to the claims in this action.
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

AMERIGAS PARTNERS, L.P.
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the class’s motion seeking preliminary approval of the settlement. On October 4, 2010, after the expiration of the time in which claims were, or could have been, made by class members, the District Court ruled that the settlement was fair, reasonable and adequate to the class and granted final approval of the settlement. Two parties have appealed that final order and the matter is now awaiting review by the 8th Circuit Court of Appeals.
Cylinder Investigations. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena, but have had no further requests from the District Attorneys since that initial inquiry.

ITEM 1A.	RISK FACTORS
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

AMERIGAS PARTNERS, L.P.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
4.1	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.

4.2	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	8-K (1/19/2011)	4.1

4.3	First Supplemental Indenture, dated January 19, 2011, to Indenture dated May 3, 2005, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as successor to Wachovia Bank National Association, as trustee.	AmeriGas Partners, L.P.	8-K (1/19/2011)	4.2

10.1	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from AmeriGas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Partners’ Capital; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: February 4, 2011	By:	/s/ Jerry E. Sheridan
Jerry E. Sheridan
Vice President — Finance and Chief Financial Officer

Date: February 4, 2011	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

EXHIBIT INDEX

4.1	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.

10.1	Trademark License Agreement, dated April 19, 1995, among AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from AmeriGas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language):

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