Form 10-Q
period 2011-03-31
AMERIGAS PARTNERS LP
filed 2011-05-06
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2011 there were 57,124,296 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

PAGES
Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2011, September 30, 2011 and March 31, 2010	1

Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Partners’ Capital for the six months ended March 31, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5 – 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26 – 27

Item 4. Controls and Procedures	28

Part II Other Information

Item 1A. Risk Factors	28

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2011	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$35,396	$7,726	$9,852
Accounts receivable (less allowances for doubtful accounts of $17,713 $15,290 and $17,053, respectively)	326,858	172,708	302,516
Accounts receivable — related parties	2,881	7,039	6,833
Inventories	122,651	114,122	115,806
Derivative financial instruments	11,278	7,478	7,932
Prepaid expenses and other current assets	13,756	16,785	14,053

Total current assets	512,820	325,858	456,992

Property, plant and equipment (less accumulated depreciation and amortization of $904,158, $867,250 and $839,475, respectively)	651,283	642,778	636,949
Goodwill	689,523	678,721	666,510
Intangible assets, net	42,827	37,590	32,913
Other assets	16,257	11,272	11,943

Total assets	$1,912,710	$1,696,219	$1,805,307

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$5,473	$20,123	$82,787
Bank loans	194,000	91,000	23,000
Accounts payable — trade	183,726	130,575	152,285
Accounts payable — related parties	17	2,352	3,210
Customer deposits and advances	34,833	86,154	38,401
Derivative financial instruments	—	—	16,977
Other current liabilities	98,568	130,058	104,813

Total current liabilities	516,617	460,262	421,473

Long-term debt	829,386	771,279	784,369
Other noncurrent liabilities	56,289	71,792	69,713

Total liabilities	1,402,292	1,303,333	1,275,555

Commitments and contingencies (note 6)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 57,124,296, 57,088,509 and 57,088,509, respectively)	481,270	372,220	507,077
General partner	4,866	3,751	5,116
Accumulated other comprehensive income	10,767	4,877	4,169

Total AmeriGas Partners, L.P. partners’ capital	496,903	380,848	516,362

Noncontrolling interest	13,515	12,038	13,390

Total partners’ capital	510,418	392,886	529,752

Total liabilities and partners’ capital	$1,912,710	$1,696,219	$1,805,307

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues:
Propane	$859,595	$845,043	$1,513,407	$1,459,401
Other	47,181	41,058	93,589	83,295

	906,776	886,101	1,606,996	1,542,696

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	551,709	529,393	972,409	904,842
Cost of sales — other (excluding depreciation shown below)	13,085	10,344	27,690	24,464
Operating and administrative expenses	170,472	166,096	326,900	312,910
Depreciation	20,346	19,931	40,418	39,914
Amortization	2,858	1,907	5,453	3,305
Other expense (income), net	(6,320)	5,182	(12,075)	1,399

	752,150	732,853	1,360,795	1,286,834

Operating income	154,626	153,248	246,201	255,862
Loss on extinguishment of debt	(18,801)	—	(18,801)	—
Interest expense	(16,347)	(16,710)	(31,722)	(33,203)

Income before income taxes	119,478	136,538	195,678	222,659
Income tax benefit (expense)	71	(549)	(348)	(1,716)

Net income	119,549	135,989	195,330	220,943
Less: net income attributable to noncontrolling interest	(1,547)	(1,506)	(2,460)	(2,501)

Net income attributable to AmeriGas Partners, L.P.	$118,002	$134,483	$192,870	$218,442

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$2,133	$1,913	$3,834	$3,319

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$115,869	$132,570	$189,036	$215,123

Income per limited partner unit — basic and diluted (note 2)
Basic	$1.45	$1.59	$2.51	$2.74

Diluted	$1.45	$1.59	$2.51	$2.74

Average limited partner units outstanding (thousands):
Basic	57,128	57,077	57,109	57,066

Diluted	57,175	57,124	57,159	57,114

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,330	$220,943
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,871	43,219
Provision for uncollectible accounts	6,821	7,503
Loss on interest rate hedges	—	12,193
Net change in realized gains and losses deferred as cash flow hedges	2,565	4,020
Loss on extinguishment of debt	18,801	—
Other, net	152	161
Net change in:
Accounts receivable	(155,823)	(173,986)
Inventories	(7,742)	(27,480)
Accounts payable	50,815	38,201
Other current assets	3,031	(1,645)
Other current liabilities	(98,742)	(65,368)

Net cash provided by operating activities	61,079	57,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(40,614)	(45,384)
Proceeds from disposals of assets	1,695	2,554
Acquisitions of businesses, net of cash acquired	(25,419)	(7,259)

Net cash used by investing activities	(64,338)	(50,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(83,259)	(78,395)
Noncontrolling interest activity	(1,040)	(1,087)
Increase in bank loans	103,000	23,000
Issuance of long-term debt	461,980	—
Repayment of long-term debt	(450,386)	(1,134)
Proceeds associated with equity-based compensation plans, net of tax withheld	616	566
Capital contributions from General Partner	18	17

Net cash provided (used) by financing activities	30,929	(57,033)

Cash and cash equivalents increase (decrease)	$27,670	$(49,361)

CASH AND CASH EQUIVALENTS:
End of period	$35,396	$9,852
Beginning of period	7,726	59,213

Increase (decrease)	$27,670	$(49,361)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital

For the six months ended March 31, 2011:
Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038	$392,886
Net income		189,036	3,834		192,870	2,460	195,330
Net gains on derivative instruments				25,022	25,022	255	25,277
Reclassification of net gains on derivative instruments				(19,132)	(19,132)	(198)	(19,330)

Comprehensive income		189,036	3,834	5,890	198,760	2,517	201,277
Distributions		(80,522)	(2,737)		(83,259)	(1,137)	(84,396)
Unit-based compensation expense		1,108	—		1,108	—	1,108
Common Units issued in connection with incentive compensation plans, net of tax withheld	35,787	(572)	18		(554)		(554)
General Partner contribution to AmeriGas Propane, L.P.						97	97

Balance March 31, 2011	57,124,296	$481,270	$4,866	$10,767	$496,903	$13,515	$510,418

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital

For the six months ended March 31, 2010:
Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459	$11,866	$376,325
Net income		215,123	3,319		218,442	2,501	220,943
Net gains on derivative instruments				32,393	32,393	330	32,723
Reclassification of net gains on derivative instruments				(21,277)	(21,277)	(220)	(21,497)

Comprehensive income		215,123	3,319	11,116	229,558	2,611	232,169
Distributions		(76,476)	(1,918)		(78,394)	(1,087)	(79,481)
Unit-based compensation expense		1,073	—		1,073	—	1,073
Common Units issued in connection with incentive compensation plans, net of tax withheld	42,121	(351)	17		(334)		(334)

Balance March 31, 2010	57,088,509	$507,077	$5,116	$4,169	$516,362	$13,390	$529,752

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
At March 31, 2011, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 32,433,087 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
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
The condensed consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries principally comprising AmeriGas OLP and, prior to the Merger, Eagle OLP. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as a noncontrolling interest in the condensed consolidated financial statements.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method for MLPs	$82,631	$90,942	$143,463	$156,350

Weighted average Common Units outstanding — basic (thousands)	57,128	57,077	57,109	57,066
Potentially dilutive Common Units (thousands)	47	47	50	48

Weighted average Common Units outstanding — diluted (thousands)	57,175	57,124	57,159	57,114

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2011 and 2010 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.58 and $0.73, respectively. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2011 and 2010 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.80 and $1.03, respectively.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
3.	Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following:

	March 31,	September 30,	March 31,
	2011	2010	2010
Subject to amortization:
Customer relationships and noncompete agreements	$74,199	$65,203	$59,768
Accumulated amortization	(31,372)	(27,613)	(26,855)

	$42,827	$37,590	$32,913

Not subject to amortization:
Goodwill	$689,523	$678,721	$666,510

The increase in goodwill and other intangible assets during the six months ended March 31, 2011 reflects the effects of acquisitions. Amortization expense of intangible assets was $1,985 and $1,492 for the three months ended March 31, 2011 and 2010, respectively. Amortization expense of intangible assets was $3,755 and $2,885 for the six months ended March 31, 2011 and 2010, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2011 — $7,868; Fiscal 2012 — $8,210; Fiscal 2013 — $7,626; Fiscal 2014 — $6,631; Fiscal 2015 — $4,829.
4.	Related Party Transactions
Pursuant to the Partnership Agreement and a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP prior to the Merger, and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs which totaled $102,485 and $196,193 for the three and six months ended March 31, 2011, respectively, and $97,634 and $188,129 for the three and six months ended March 31, 2010, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $5,187 and $7,804 during the three and six months ended March 31, 2011, respectively, and $4,668 and $5,872 during the three and six months ended March 31, 2010, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $783 and $1,568 for the three and six months ended March 31, 2011, respectively, and $627 and $1,436 for the three and six months ended March 31, 2010, respectively.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
AmeriGas OLP purchases propane from Atlantic Energy, LLC (“Atlantic Energy”), a former subsidiary of UGI Energy Services, Inc. (“Energy Services”), a subsidiary of UGI, pursuant to a propane sales agreement (“Product Sales Agreement”) expiring on April 2015, whereby Atlantic Energy has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. On July 30, 2010, Energy Services sold its interest in Atlantic Energy. In addition, from time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The prices of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services and Atlantic Energy (through the date of its sale) totaled $2,633 and $4,073 during the three and six months ended March 31, 2011, respectively, and $23,973 and $33,756 during the three and six months ended March 31, 2010, respectively. The sale of the terminal did not affect the terms of the Product Sales Agreement.
The Partnership also sells propane to other affiliates of UGI. Such amounts were not material during the periods presented.
5.	Debt
During the three months ended March 31, 2011, AmeriGas Partners issued $470,000 principal amount of 6.50% Senior Notes due 2021. The proceeds from the issuance of the 6.50% Senior Notes were used to repay AmeriGas Partners’ $415,000 7.25% Senior Notes due May 15, 2015 pursuant to a January 5, 2011 tender offer and subsequent redemption. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners’ outstanding senior debt. In addition, during the three months ended March 31, 2011, AmeriGas Partners redeemed the outstanding $14,640 principal amount of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss of $18,801 on these early extinguishments of debt which amount is reflected on the Condensed Consolidated Statements of Operations under the caption “Loss on extinguishment of debt.” The loss reduced net income attributable to AmeriGas Partners, L.P. by $18,801 during the three and six months ended March 31, 2011.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Other Matters
On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs challenged AmeriGas OLP’s weight disclosure with regard to its portable propane grill cylinders. After that initial suit, various AmeriGas entities were named in more than a dozen similar suits that were filed in various courts throughout the United States. All of those cases were consolidated and transferred to the United States District Court for the Western District of Missouri. On May 19, 2010, the Court granted the class’ motion seeking preliminary approval of the parties’ settlement. On October 4, 2010, the Court ruled that the settlement was fair, reasonable and adequate to the class and granted final approval of the settlement.
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena, but have had no further requests from the District Attorneys since the initial inquiry.
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
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2011, September 30, 2010 and March 31, 2010:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$11,407	$—	$11,407

September 30, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$8,025	$—	$8,025

March 31, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$5,122	$—	$5,122
Interest rate contracts	$—	$2,834	$—	$2,834
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$—	$—	$—
Interest rate contracts	$—	$(16,977)	$—	$(16,977)
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
Other Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at March 31, 2011 were $834,859 and $861,209, respectively. The carrying amount and estimated fair value of our long-term debt at March 31, 2010 were $867,156 and $874,106, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.

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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At March 31, 2011 and 2010 there were 46.5 million gallons and 71.2 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts. At March 31, 2011, the maximum period over which we are hedging propane market price risk is 18 months with a weighted average of 3 months. In addition, the Partnership from time to time enters into price swap agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes and the volumes of propane subject to these agreements were not material.
We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income ("AOCI") and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At March 31, 2011, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $13,522.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no unsettled IRPAs outstanding at March 31, 2011. The amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $538.
As previously disclosed, during the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150,000 of long-term debt during the summer of 2010. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated long-term debt issuance and recorded a $12,193 loss during the three months ended March 31, 2010 which is reflected in other expense (income), net on the Condensed Consolidated Statements of Operations.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2011. We generally do not have credit-risk-related contingent features in our derivative contracts.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of March 31, 2011 and 2010:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31, 2011	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$11,407	Derivative financial instruments and Other noncurrent liabilities	$—

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	—	Derivative financial instruments	—

Total Derivatives		$11,407		$—

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31, 2010	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$5,120	Derivative financial instruments and Other noncurrent liabilities	$—

Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$2	Derivative financial instruments	$—

Interest rate contracts (a)	Derivative financial instruments	2,835	Derivative financial instruments	(16,977)

Total Derivatives Not Designated as Hedging Instruments		$2,837		$(16,977)

Total Derivatives		$7,957		$(16,977)

(a)	Amounts represent fair value of IRPAs for which cash flow hedge accounting was discontinued in March 2010.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2011:
Three Months Ended March 31, 2011

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$12,315	$15,163	Cost of sales
Interest rate contracts	—	(135)	Interest expense

Total	$12,315	$15,028

Six Months Ended March 31, 2011

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$25,277	$19,599	Cost of sales
Interest rate contracts	—	(269)	Interest expense

Total	$25,277	$19,330

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2010:
Three Months Ended March 31, 2010

			Location of
	Loss	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(7,962)	$25,295	Cost of sales
Interest rate contracts	(3,950)	(12,327)	Interest expense/other expense

Total	$(11,912)	$12,968

Six Months Ended March 31, 2010

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$30,984	$33,959	Cost of sales
Interest rate contracts	1,739	(12,462)	Interest expense/other expense

Total	$32,723	$21,497

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing, were not material. The amount of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during the three and six months ended March 31, 2011 or 2010.
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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended March 31, 2011 (“2011 three-month period”) with the three months ended March 31, 2010 (“2010 three-month period”) and the six months ended March 31, 2011 (“2011 six-month period”) with the six months ended March 31, 2010 (“2010 six-month period”).
Executive Overview
Net income attributable to AmeriGas Partners for the 2011 three-month period was $118.0 million compared with net income attributable to AmeriGas Partners for the 2010 three-month period of $134.5 million. The 2011 three-month period results reflect an $18.8 million loss on early extinguishment of Partnership Senior Notes. Results in the 2010 three-month period include a $12.2 million loss associated with the discontinuance of interest rate hedges. Temperatures in our service territory during the 2011 three-month period averaged slightly colder than normal and the prior year. Although weather nationally was colder than normal and colder than in the prior-year period, weather in our southern operating regions in February and March was significantly warmer than in the comparable prior-year period. The warmer southern weather and customer conservation more than offset the beneficial impacts of colder weather in the northern and western U.S. Operating results for the 2011 three-month period also reflect higher operating and administrative expenses.
Net income attributable to AmeriGas Partners for the 2011 six-month period was $192.9 million compared with net income attributable to AmeriGas Partners for the 2010 six-month period of $218.4 million. The 2011 six-month period EBITDA reflects the $18.8 million loss on early extinguishment of debt whereas the 2010 six-month period EBITDA and operating income reflect the $12.2 million loss associated with the discontinuance of interest rate hedges. Average temperatures in our service territory during both the 2011 and 2010 six-month periods were near normal. However, during the 2011 six-month period, early fall temperatures were significantly warmer than normal and we experienced an early end to the heating season weather in our southern regions. The effects of these weather patterns, customer conservation and the impact on the prior-year’s volumes of a strong crop-drying season resulted in lower year-over-year retail volume sales. Total margin decreased as a result of the lower volumes sold partially offset by slightly higher average retail unit margins. Operating results for the 2011 six-month period also reflect higher operating and administrative expenses.
We believe that the Partnership has sufficient liquidity in the form of revolving credit agreements. Additionally, AmeriGas OLP expects to refinance its credit agreements, which are scheduled to expire in July 2011 and October 2011, during the third quarter of Fiscal 2011.

AMERIGAS PARTNERS, L.P.
2011 three-month period compared with 2010 three-month period

			Increase
Three Months Ended March 31,	2011	2010	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	316.3	329.2	(12.9)	(3.9)%
Wholesale	41.5	45.9	(4.4)	(9.6)%

	357.8	375.1	(17.3)	(4.6)%

Revenues:
Retail propane	$797.8	$782.7	$15.1	1.9%
Wholesale propane	61.8	62.4	(0.6)	(1.0)%
Other	47.2	41.0	6.2	15.1%

	$906.8	$886.1	$20.7	2.3%

Total margin (a)	$342.0	$346.4	$(4.4)	(1.3)%
EBITDA (b)	$157.5	$173.6	$(16.1)	(9.3)%
Operating income (b)	$154.6	$153.2	$1.4	0.9%
Net income attributable to AmeriGas Partners	$118.0	$134.5	$(16.5)	(12.3)%
Heating degree days — % colder than normal (c)	1.9%	0.2%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA for the three months ended March 31, 2011 includes a pre-tax loss of $18.8 million associated with the early extinguishment of debt. EBITDA and operating income for the three months ended March 31, 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2011	2010

Net income attributable to AmeriGas Partners	$118.0	$134.5
Income tax expense	—	0.6
Interest expense	16.3	16.7
Depreciation	20.3	19.9
Amortization	2.9	1.9

EBITDA	$157.5	$173.6

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were 1.9% colder than normal during the 2011 three-month period compared with temperatures that were approximately normal in the prior-year period. Although average temperatures were slightly colder than last year, the Partnership experienced significantly warmer weather in its southern regions during February and March 2011. Retail propane gallons sold declined principally due to the effects of the regional weather patterns and customer conservation partially offset by volumes acquired through acquisitions.
Retail propane revenues increased $15.1 million during the 2011 three-month period reflecting higher average retail sales prices ($45.8 million) partially offset by lower retail volumes sold ($30.7 million). Wholesale propane revenues were about equal to the prior-year period. Average wholesale propane prices at Mont Belvieu, Texas, a major supply location in the U.S., were approximately 12% higher during the 2011 three-month period compared with average wholesale propane prices during the 2010 three-month period. Other revenues from fee income and ancillary sales and services increased $6.2 million in the 2011 three-month period. Total cost of sales increased $25.1 million, to $564.8 million, reflecting higher 2011 wholesale propane product costs.
Total margin was $4.4 million lower in the 2011 three-month period primarily due to lower total retail margin ($8.3 million) partially offset principally by an increase in margin from fee income. The lower total retail margin reflects the effects of the lower retail volumes sold ($12.3 million) partially offset by the effects of slightly higher average retail unit margins ($4.0 million).
The $16.1 million decrease in EBITDA during the 2011 three-month period primarily reflects (1) the loss on early extinguishment of Partnership Senior Notes ($18.8 million); (2) slightly higher operating and administrative expenses ($4.4 million) resulting primarily from higher employee benefits costs and vehicle expenses; and (3) the previously mentioned decrease in 2011 three-month total margin ($4.4 million). The effect of these items on the change in EBITDA was partially offset by the absence of a $12.2 million loss recorded in the prior-year three-month period resulting from the discontinuance of interest rate hedges.

AMERIGAS PARTNERS, L.P.
Operating income (which excludes the loss on early extinguishment of debt) increased $1.4 million in the 2011 three-month period principally reflecting the absence of the loss on interest rate hedges recorded in the prior year ($12.2 million) substantially offset by (1) the higher operating and administrative and depreciation and amortization expenses ($5.7 million) and (2) the lower total margin ($4.4 million). Interest expense was $0.4 million lower in the 2011 three-month period. The $16.5 million decrease in net income attributable to AmeriGas Partners principally reflects the previously mentioned $18.8 million loss on early extinguishment of debt.
2011 six-month period compared with 2010 six-month period

			Increase
Six Months Ended March 31,	2011	2010	(Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	572.7	596.6	(23.9)	(4.0)%
Wholesale	77.4	90.5	(13.1)	(14.5)%

	650.1	687.1	(37.0)	(5.4)%

Revenues:
Retail propane	$1,401.6	$1,343.6	$58.0	4.3%
Wholesale propane	111.8	115.8	(4.0)	(3.5)%
Other	93.6	83.3	10.3	12.4%

	$1,607.0	$1,542.7	$64.3	4.2%

Total margin (a)	$606.9	$613.4	$(6.5)	(1.1)%
EBITDA (b)	$270.8	$296.6	$(25.8)	(8.7)%
Operating income (b)	$246.2	$255.9	$(9.7)	(3.8)%
Net income attributable to AmeriGas Partners	$192.9	$218.4	$(25.5)	(11.7)%
Heating degree days — % colder than normal (c)	0.1%	0.6%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA for the six months ended March 31, 2011 includes a pre-tax loss of $18.8 million associated with the early extinguishment of debt. EBITDA and operating income for the six months ended March 31, 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Six Months Ended
	March 31,
	2011	2010

Net income attributable to AmeriGas Partners	$192.9	$218.4
Income tax expense	0.3	1.8
Interest expense	31.7	33.2
Depreciation	40.4	39.9
Amortization	5.5	3.3

EBITDA	$270.8	$296.6

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were near normal for each of the six month periods ended March 31, 2011 and 2010. However, during the 2011 six-month period, early fall temperatures were significantly warmer than normal and we experienced an early end to the heating season weather in our southern regions. Retail propane gallons sold declined principally due to the effects of these weather patterns, customer conservation and the impact on our prior-year volumes of a strong crop-drying season partially offset by volumes acquired through acquisitions.
Retail propane revenues increased $58.0 million during the 2011 six-month period reflecting higher average retail sales prices ($111.8 million) partially offset by lower retail volumes sold ($53.8 million). Wholesale propane revenues decreased $4.0 million principally reflecting lower wholesale volumes sold ($16.8 million) partially offset by higher wholesale selling prices ($12.8 million). Average wholesale propane prices at Mont Belvieu, Texas, a major supply location in the U.S., were approximately 14% higher during the 2011 six-month period compared with average wholesale propane prices during the 2010 six-month period. Other revenues from fee income and ancillary sales and services increased $10.3 million in the 2011 six-month period. Total cost of sales increased $70.8 million, to $1,000.1 million, principally reflecting the higher 2011 wholesale propane product costs.
Total margin was $6.5 million lower in the 2011 six-month period primarily due to lower total retail margin ($12.9 million) partially offset principally by an increase in margin from fee income. The lower total retail margin reflects the effects of the lower retail volumes sold ($22.1 million) partially offset by the effects of slightly higher average retail unit margins ($9.2 million).
The $25.8 million decrease in EBITDA during the 2011 six-month period primarily reflects (1) the loss on the early extinguishment of Partnership Senior Notes ($18.8 million); (2) higher operating and administrative expenses ($14.0 million); and (3) the previously mentioned decrease in 2011 six-month total margin ($6.5 million). The effects of these items on the change in EBITDA were partially offset by the absence of a $12.2 million loss recorded in the prior-year six-month period resulting from the discontinuance of interest rate hedges.

AMERIGAS PARTNERS, L.P.
Operating income (which excludes the loss on early extinguishment of debt) decreased $9.7 million in the 2011 six-month period principally reflecting (1) higher operating and administrative and depreciation and amortization expenses ($16.6 million) and (2) the lower total margin ($6.5 million). These decreases in operating income were partially offset by the absence of the loss on interest rate hedges recorded in the prior year ($12.2 million). Interest expense was $1.5 million lower in the 2011 six-month period principally reflecting lower interest expense on long-term debt outstanding partially offset by higher interest expense on working capital borrowings. Net income attributable to AmeriGas Partners in the 2011 six-month period was $25.5 million lower than the 2010 six-month period reflecting the $18.8 million loss on extinguishment of debt and the lower operating income ($9.7 million).
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at March 31, 2011 totaled $1,028.9 million (including current maturities of long-term debt of $5.5 million and bank loans of $194 million). The Partnership’s debt outstanding at September 30, 2010 totaled $882.4 million (including current maturities of long-term debt of $20.1 million and bank loans of $91 million). Total long-term debt outstanding at March 31, 2011, including current maturities, comprises $820 million of AmeriGas Partners’ Senior Notes and $14.9 million of other long-term debt. During the three months ended March 31, 2011, AmeriGas Partners issued $470 million principal amount of 6.50% Senior Notes due 2021. The proceeds from the issuance of the 6.50% Senior Notes were used to repay AmeriGas Partners’ $415 million 7.25% Senior Notes due May 15, 2015 pursuant to a January 5, 2011 tender offer and subsequent redemption. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners’ outstanding senior debt. In addition, during the three months ended March 31, 2011, AmeriGas Partners redeemed $14.6 million of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss on extinguishment of debt associated with these refinancings of $18.8 million.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million unsecured credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) which expires on June 30, 2011. AmeriGas OLP expects to refinance its credit agreements during the third quarter of Fiscal 2011. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 Supplemental Credit Agreement permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes.

AMERIGAS PARTNERS, L.P.
At March 31, 2011, there were $140 million of borrowings outstanding under the Credit Agreement and $54 million of borrowings outstanding under the 2009 Supplemental Credit Agreement. Borrowings under our credit agreements are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $35.7 million at March 31, 2011 and $36.1 million at March 31, 2010. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2011 six-month period were $153.1 million and $235 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2010 six-month period were $25.5 million and $75 million, respectively. At March 31, 2011, the Partnership’s available borrowing capacity under the credit agreements was $45.3 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP revolving credit agreements, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2011.
On April 27, 2011, the General Partner’s Board of Directors approved a quarterly distribution of $0.74 per Common Unit equal to an annual rate of $2.96 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2011 to unitholders of record on May 10, 2011. This distribution reflects an increase of approximately 5% from the previous quarter’s regular quarterly distribution rate of $0.705 per Common Unit. During the six months ended March 31, 2011, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.705 per Common Unit for the quarters ended December 31, 2010 and September 30, 2010. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its credit agreements, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
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
Cash flow provided by operating activities was $61.1 million in the 2011 six-month period compared to $57.8 million in the 2010 six-month period. Cash flow from operating activities before changes in operating working capital was $269.5 million in the 2011 six-month period compared with $288.0 million in the prior-year period principally reflecting the lower 2011 six-month period operating results. Cash required to fund changes in operating working capital totaled $208.5 million in the 2011 six-month period compared with $230.3 million in the prior-year period. The decrease in cash required to fund operating working capital in the current-year period principally reflects the timing and amount of cash payments for purchases of propane.

AMERIGAS PARTNERS, L.P.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $64.3 million in the 2011 six-month period compared with $50.1 million in the prior-year period. We spent $40.6 million for property, plant and equipment (comprising $19.7 million of maintenance capital expenditures and $20.9 million of growth capital expenditures) in the 2011 six-month period compared with $45.4 million (comprising $21.3 million of maintenance capital expenditures and $24.1 million of growth capital expenditures) in the 2010 six-month period. Cash paid for acquisitions reflects 11 propane business acquisitions completed during the 2011 six-month period compared to 6 propane business acquisitions in the 2010 six-month period.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $30.9 million in the 2011 six-month period compared with cash used by financing activities of $57.0 million in the prior-year period. Distributions in the 2011 six-month period totaled $83.3 million compared with $78.4 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. We borrowed $103 million under the credit agreements during the 2011 six-month period compared to $23 million during the 2010 six-month period. The lower credit agreement borrowings in the prior year reflect higher beginning-of-period cash balances available to fund operating, investing and financing activities. As previously mentioned, the Partnership refinanced its $415 million 7.25% Senior Notes due 2015 through the issuance of $470 million of 6.50% Senior Notes due 2021. In addition, it redeemed its $14.6 million 8.875% Senior Notes due 2011. Repayments of long-term debt includes $16.8 million of transaction fees and expenses associated with the early extinguishments of debt.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2011 was a gain of $11.4 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $6.3 million.

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
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements. These agreements have interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no unsettled interest rate protection agreements outstanding at March 31, 2011.
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
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing) :
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.1	Amendment No. 2, dated as of March 17, 2011, to the Credit Agreement dated as of April 17, 2009, among the Partnership, AmeriGas Propane, Inc., Petrolane Incorporated, Citizens Bank of Pennsylvania, JPMorgan Chase Bank N.A., and Wells Fargo Bank, N.A.	AmeriGas Partners, L.P.	Form 8-K (3/17/2011)	10.1

10.2	Amendment No. 1, dated as of March 17, 2011, to the Credit Agreement dated as of November 6, 2006, among the Partnership, AmeriGas Propane, Inc., Petrolane Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, and Wells Fargo Bank, N.A.	AmeriGas Partners, L.P.	Form 8-K (3/17/2011)	10.2

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from AmeriGas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Partners’ Capital; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: May 6, 2011	By:	/s/ Jerry E. Sheridan Jerry E. Sheridan Vice President — Finance and Chief Financial Officer

Date: May 6, 2011	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from AmeriGas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Partners’ Capital; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.