Form 10-Q
period 2011-06-30
AMERIGAS PARTNERS LP
filed 2011-08-05
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2011 there were 57,124,296 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

PAGES
Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2011, September 30, 2011 and June 30, 2010	1

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Partners’ Capital for the nine months ended June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5 – 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26 – 27

Item 4. Controls and Procedures	28

Part II Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	29

Signatures	30

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

-i-

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,	June 30,
	2011	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$6,219	$7,726	$9,628
Accounts receivable (less allowances for doubtful accounts of $17,056 $15,290 and $15,326, respectively)	229,377	172,708	182,607
Accounts receivable — related parties	1,206	7,039	7,232
Inventories	111,334	114,122	95,885
Derivative financial instruments	5,569	7,478	175
Prepaid expenses and other current assets	13,403	16,785	12,768

Total current assets	367,108	325,858	308,295

Property, plant and equipment (less accumulated depreciation and amortization of $923,467, $867,250 and $855,423, respectively)	649,209	642,778	634,882
Goodwill	691,355	678,721	670,438
Intangible assets, net	42,324	37,590	34,248
Other assets	19,681	11,272	11,483

Total assets	$1,769,677	$1,696,219	$1,659,346

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$5,201	$20,123	$98,401
Bank loans	176,000	91,000	15,000
Accounts payable — trade	129,548	130,575	100,725
Accounts payable — related parties	9	2,352	984
Customer deposits and advances	38,984	86,154	43,121
Derivative financial instruments	2,400	—	17,975
Other current liabilities	83,374	130,058	95,193

Total current liabilities	435,516	460,262	371,399

Long-term debt	828,912	771,279	770,703
Other noncurrent liabilities	56,954	71,792	66,893

Total liabilities	1,321,382	1,303,333	1,208,995

Commitments and contingencies (note 7)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 57,124,296, 57,088,509 and 57,088,509, respectively)	428,574	372,220	453,634
General partner	4,331	3,751	4,576
Accumulated other comprehensive income (loss)	2,592	4,877	(20,334)

Total AmeriGas Partners, L.P. partners’ capital	435,497	380,848	437,876

Noncontrolling interest	12,798	12,038	12,475

Total partners’ capital	448,295	392,886	450,351

Total liabilities and partners’ capital	$1,769,677	$1,696,219	$1,659,346

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Propane	$428,286	$356,835	$1,941,693	$1,816,236
Other	42,544	39,778	136,133	123,073

	470,830	396,613	2,077,826	1,939,309

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	284,629	220,545	1,257,038	1,125,387
Cost of sales — other (excluding depreciation shown below)	16,212	15,305	43,902	39,769
Operating and administrative expenses	147,139	138,704	474,039	451,614
Depreciation	21,435	19,739	61,853	59,653
Amortization	3,063	2,148	8,516	5,453
Other income, net	(8,329)	(5,148)	(20,404)	(3,749)

	464,149	391,293	1,824,944	1,678,127

Operating income	6,681	5,320	252,882	261,182
Loss on extinguishment of debt	—	—	(18,801)	—
Interest expense	(15,643)	(16,981)	(47,365)	(50,184)

(Loss) income before income taxes	(8,962)	(11,661)	186,716	210,998
Income tax expense	(139)	(662)	(487)	(2,378)

Net (loss) income	(9,101)	(12,323)	186,229	208,620
Less: net income attributable to noncontrolling interest	(51)	(49)	(2,511)	(2,550)

Net (loss) income attributable to AmeriGas Partners, L.P.	$(9,152)	$(12,372)	$183,718	$206,070

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$1,474	$828	$5,308	$4,148

Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(10,626)	$(13,200)	$178,410	$201,922

(Loss) income per limited partner unit — basic and diluted (note 2)
Basic	$(0.19)	$(0.23)	$2.83	$3.03

Diluted	$(0.19)	$(0.23)	$2.83	$3.03

Average limited partner units outstanding (thousands):
Basic	57,129	57,089	57,115	57,073

Diluted	57,129	57,089	57,165	57,119

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$186,229	$208,620
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	70,369	65,106
Provision for uncollectible accounts	9,454	9,593
Net change in realized gains and losses deferred as cash flow hedges	2,900	206
Loss on extinguishment of debt	18,801	—
Other, net	(3,784)	3,040
Net change in:
Accounts receivable	(58,547)	(56,135)
Inventories	3,851	(7,062)
Accounts payable	(3,371)	(15,585)
Other current assets	3,385	(360)
Other current liabilities	(109,335)	(73,566)

Net cash provided by operating activities	119,952	133,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(59,201)	(59,796)
Proceeds from disposals of assets	2,678	1,944
Acquisitions of businesses, net of cash acquired	(31,194)	(17,296)

Net cash used by investing activities	(87,717)	(75,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(127,540)	(120,010)
Noncontrolling interest activity	(1,723)	(1,800)
Increase in bank loans	85,000	15,000
Issuance of long-term debt	462,122	—
Repayment of long-term debt	(452,235)	(2,067)
Proceeds associated with equity-based compensation plans, net of tax withheld	616	566
Capital contributions from General Partner	18	17

Net cash used by financing activities	(33,742)	(108,294)

Cash and cash equivalents decrease	$(1,507)	$(49,585)

CASH AND CASH EQUIVALENTS:
End of period	$6,219	$9,628
Beginning of period	7,726	59,213

Decrease	$(1,507)	$(49,585)

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital

For the nine months ended June 30, 2011:
Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038	$392,886
Net income		178,410	5,308		183,718	2,511	186,229
Net gains on derivative instruments				26,258	26,258	267	26,525
Reclassification of net gains on derivative instruments				(28,543)	(28,543)	(295)	(28,838)

Comprehensive income		178,410	5,308	(2,285)	181,433	2,483	183,916
Distributions		(122,794)	(4,746)		(127,540)	(1,820)	(129,360)
Unit-based compensation expense		1,310	—		1,310	—	1,310
Common Units issued in connection with incentive compensation plans, net of tax withheld	35,787	(572)	18		(554)		(554)
General Partner contribution to AmeriGas Propane, L.P.						97	97

Balance June 30, 2011	57,124,296	$428,574	$4,331	$2,592	$435,497	$12,798	$448,295

				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital
For the nine months ended June 30, 2010:
Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459	$11,866	$376,325
Net income		201,922	4,148		206,070	2,550	208,620
Net gains on derivative instruments				12,318	12,318	125	12,443
Reclassification of net gains on derivative instruments				(25,705)	(25,705)	(266)	(25,971)

Comprehensive income		201,922	4,148	(13,387)	192,683	2,409	195,092
Distributions		(116,723)	(3,287)		(120,010)	(1,800)	(121,810)
Unit-based compensation expense		1,078	—		1,078	—	1,078
Common Units issued in connection with incentive compensation plans, net of tax withheld	42,121	(351)	17		(334)		(334)

Balance June 30, 2010	57,088,509	$453,634	$4,576	$(20,334)	$437,876	$12,475	$450,351

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

At June 30, 2011, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 32,433,087 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method for MLPs	$(10,626)	$(13,200)	$161,868	$173,115

Weighted average Common Units outstanding — basic (thousands)	57,129	57,089	57,115	57,073
Potentially dilutive Common Units (thousands)	0	0	50	46

Weighted average Common Units outstanding — diluted (thousands)	57,129	57,089	57,165	57,119

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2011 and 2010 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.29 and $0.50, respectively. There was no dilutive effect in accordance with the two-class method for the three months ended June 30, 2011 or 2010.

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
New Accounting Standards Not Yet Adopted

Fair Value Measurements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS.” The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for our interim period ending March 31, 2012 and is required to be applied prospectively. We do not expect it will have a material impact on our results of operations or financial condition.

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The change in presentation is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and the guidance is required to be applied retrospectively. Early adoption is permitted.

4.	Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following:

	June 30,	September 30,	June 30,
	2011	2010	2010
Subject to amortization:
Customer relationships and noncompete agreements	$75,814	$65,203	$62,608
Accumulated amortization	(33,490)	(27,613)	(28,360)

	$42,324	$37,590	$34,248

Not subject to amortization:
Goodwill	$691,355	$678,721	$670,438

The increase in goodwill and other intangible assets during the nine months ended June 30, 2011 reflects the effects of acquisitions. Amortization expense of intangible assets was $2,118 and $1,505 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense of intangible assets was $5,874 and $4,390 for the nine months ended June 30, 2011 and 2010, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. Our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2011 and the next four fiscal years is as follows: remainder of Fiscal 2011 — $2,100; Fiscal 2012 — $8,624; Fiscal 2013 — $8,040; Fiscal 2014 — $7,061; Fiscal 2015 — $5,057.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
5.	Related Party Transactions

Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. Prior to the Merger and pursuant to a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP prior to the Merger, and the General Partner, the General Partner was also entitled to reimbursement for all direct and indirect expenses it made on Eagle OLP’s behalf. These costs, which totaled $84,544 and $280,737 for the three and nine months ended June 30, 2011, respectively, and $78,895 and $267,024 for the three and nine months ended June 30, 2010, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $1,660 and $9,465 during the three and nine months ended June 30, 2011, respectively, and $2,095 and $7,966 during the three and nine months ended June 30, 2010, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $782 and $2,350 for the three and nine months ended June 30, 2011, respectively, and $401 and $1,837 for the three and nine months ended June 30, 2010, respectively.

AmeriGas OLP purchases propane from Atlantic Energy, LLC (“Atlantic Energy”), a former subsidiary of UGI Energy Services, Inc. (“Energy Services”), a subsidiary of UGI, pursuant to a propane sales agreement (“Product Sales Agreement”) expiring on April 2015, whereby Atlantic Energy has agreed to sell and AmeriGas OLP has agreed to purchase a specified amount of propane annually at a terminal located in Chesapeake, Virginia. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. On July 30, 2010, Energy Services sold its interest in Atlantic Energy. In addition, from time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The prices of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services and Atlantic Energy (through the date of its sale) totaled $4,073 during the nine months ended June 30, 2011 and $4,653 and $38,409 during the three and nine months ended June 30, 2010, respectively. AmeriGas OLP did not purchase any propane from Energy Services during the three months ended June 30, 2011. The sale of the terminal did not affect the terms of the Product Sales Agreement.

The Partnership also sells propane to other affiliates of UGI. Such amounts were not material during the periods presented.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
6.	Debt

On January 20, 2011, AmeriGas Partners issued $470,000 principal amount of 6.50% Senior Notes due 2021. The proceeds from the issuance of the 6.50% Senior Notes were used in February 2011 to repay AmeriGas Partners’ $415,000 7.25% Senior Notes due May 15, 2015 pursuant to a January 5, 2011 tender offer and subsequent redemption. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners’ outstanding senior debt. In addition, in February 2011, AmeriGas Partners redeemed the outstanding $14,640 principal amount of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss of $18,801 on these early extinguishments of debt which amount is reflected on the Condensed Consolidated Statements of Operations under the caption “Loss on extinguishment of debt.” The 6.50% Senior Notes of AmeriGas Partners restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets.

In addition, on June 21, 2011, AmeriGas OLP entered into an unsecured revolving credit agreement (the “2011 Credit Agreement”) with a group of banks providing for borrowings up to $325,000 (including a $100,000 sublimit for letters of credit). Concurrently with entering into the 2011 Credit Agreement, AmeriGas OLP terminated its then-existing $200,000 revolving credit agreement dated as of November 6, 2006 and its $75,000 credit agreement dated as of April 17, 2009. The 2011 Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the 2011 Credit Agreement, plus a margin. The margin on base rate borrowings (which ranges from 0.75% to 1.75%), Eurodollar Rate borrowings (which ranges from 1.75% to 2.75%), and the 2011 Credit Agreement facility fee rate (which ranges from 0.30% to 0.50%) are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the 2011 Credit Agreement. The 2011 Credit Agreement restricts the incurrence of additional indebtedness and also restricts certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The 2011 Credit Agreement requires that AmeriGas OLP and AmeriGas Partners not exceed ratios of total indebtedness to EBITDA, as defined for each of those entities, and that AmeriGas Partners maintains a minimum ratio of EBITDA to interest expense, as defined.

7.	Commitments and Contingencies
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

On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena seeks information and documents regarding AmeriGas OLP’s cylinder exchange program and alleges potential violations of California’s Unfair Competition Law. We are reviewing the subpoena and will continue to cooperate with the District Attorneys.

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

On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas Propane, L.P. in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. The complaint seeks an unspecified amount of direct, indirect, consequential, special and compensatory damages, including attorneys’ fees, costs and interest and other appropriate relief. It also seeks an accounting to determine the amount of the alleged overcharges related to the Services. We recently commenced an investigation into these allegations. Because of the preliminary nature of this investigation, which is ongoing, the amount of loss, if any, cannot be reasonably estimated.

We cannot predict the final results of any of the environmental or other pending claims or legal actions described above. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. In addition to the matters described above, there are other pending claims and legal actions arising in the normal course of our businesses. We believe, after consultation with counsel, the final outcome of such other matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
8.	Fair Value Measurement
Derivative Financial Instruments

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of June 30, 2011, September 30, 2010 and June 30, 2010:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$5,569	$—	$5,569
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(2,757)	$—	$(2,757)

September 30, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$8,025	$—	$8,025

June 30, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$244	$—	$244
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(18,012)	$—	$(18,012)

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

Other Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at June 30, 2011 were $834,113 and $850,188, respectively. The carrying amount and estimated fair value of our long-term debt at June 30, 2010 were $869,104 and $866,974, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At June 30, 2011 and 2010 there were 145.0 million gallons and 148.4 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts. At June 30, 2011, the maximum period over which we are hedging propane market price risk is 15 months with a weighted average of 7 months. In addition, the Partnership from time to time enters into price swap agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes and the volumes of propane subject to these agreements were not material.

We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At June 30, 2011, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $6,314.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
Interest Rate Risk

Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no unsettled IRPAs outstanding at June 30, 2011. The amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $538 (which excludes the impact of the debt refinancing described in Note 10).

As previously disclosed, during the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150,000 of long-term debt during the summer of 2010. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated long-term debt issuance and recorded a $12,193 loss during the three months ended March 31, 2010 which is reflected in other income, net, on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2010.

Derivative Financial Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2011. We generally do not have credit-risk-related contingent features in our derivative contracts.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)
The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of June 30, 2011 and 2010:

	Derivative Assets			Derivative (Liabilities)
		Fair Value			Fair Value
	Balance Sheet	June 30,		Balance Sheet	June 30,
	Location	2011	2010	Location	2011	2010
Derivatives Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments	$5,569	$180	Derivative financial instruments and Other noncurrent liabilities	$(2,757)	$(17,956)
Derivatives Not Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments and Other assets	$—	$64	Derivative financial instruments	$—	$(56)

Total Derivatives		$5,569	$244		$(2,757)	$(18,012)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2011:

Three Months Ended June 30, 2011

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$1,248	$9,642	Cost of sales
Interest rate contracts	—	(135)	Interest expense

Total	$1,248	$9,507

Nine Months Ended June 30, 2011

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$26,525	$29,242	Cost of sales
Interest rate contracts	—	(404)	Interest expense

Total	$26,525	$28,838

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2010:

Three Months Ended June 30, 2010

			Location of
	Loss	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(20,280)	$4,609	Cost of sales
Interest rate contracts	—	(135)	Interest expense/other expense

Total	$(20,280)	$4,474

Nine Months Ended June 30, 2010

			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$10,704	$38,568	Cost of sales
Interest rate contracts	1,739	(12,597)	Interest expense/other expense

Total	$12,443	$25,971

The amounts of derivative gains or losses representing ineffectiveness were not material. The amount of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during the three and nine months ended June 30, 2011 or 2010.

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

10.	Subsequent Event — Debt Refinancing

On July 27, 2011, AmeriGas Partners announced an offer to purchase for cash any and all of its $350,000 aggregate principal amount of outstanding 7 1/8% Senior Notes (the “2016 Notes”) due May 2016 (the “Tender Offer”), subject to receipt of the proceeds of the issuance of $450,000 of 6.25% Senior Notes due 2019 (the “6.25% Notes”). The 6.25% Notes are expected to be issued on August 10, 2011. The proceeds from the offering will be used to finance the Tender Offer and for general corporate purposes, including to repay borrowings outstanding under the 2011 Credit Agreement. The Partnership intends to redeem any 2016 Notes that are not tendered in the Tender Offer. The Partnership expects to record a loss of approximately $20,000 associated with these transactions during the fourth quarter of Fiscal 2011.

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

AMERIGAS PARTNERS, L.P.
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for (1) the three months ended June 30, 2011 (“2011 three-month period”) with the three months ended June 30, 2010 (“2010 three-month period”) and the nine months ended June 30, 2011 (“2011 nine-month period”) with the nine months ended June 30, 2010 (“2010 nine-month period”).
Executive Overview
Net loss attributable to AmeriGas Partners for the 2011 three-month period was $9.2 million compared with net loss attributable to AmeriGas Partners for the 2010 three-month period of $12.4 million. Temperatures in our service territory during the 2011 three-month period averaged slightly warmer than normal but colder than the prior-year three-month period. Retail propane volumes sold increased 3.3% principally due to the impact of the colder spring weather on residential volumes, increased volumes associated with commercial activity and acquisitions made since last year. The increase in retail volumes sold was partially offset by customer conservation due in part to higher propane commodity prices. Operating results for the 2011 three-month period also reflect higher operating and administrative expenses.
Net income attributable to AmeriGas Partners for the 2011 nine-month period was $183.7 million compared with net income attributable to AmeriGas Partners for the 2010 nine-month period of $206.1 million. The 2011 nine-month period results reflects an $18.8 million loss on early extinguishment of debt while the 2010 nine-month period results reflect a $12.2 million loss associated with the discontinuance of interest rate hedges. Average temperatures in our service territory during both the 2011 and 2010 nine-month periods were near normal. However, during the 2011 nine-month period, temperatures in early fall were significantly warmer than normal and we experienced an early end to the heating season weather in our southern regions. The effects of these weather patterns, customer conservation and the impact on the prior-year’s volumes of a strong crop-drying season resulted in lower year-over-year retail volume sales. Total margin was slightly higher in the 2011 nine-month period as the effects on margin of the lower volumes sold were more than offset by slightly higher average retail unit margins and greater non-propane margins. Operating results for the 2011 nine-month period also reflect higher operating and administrative expenses.
We believe that the Partnership has sufficient liquidity in the form of a new $325 million revolving credit agreement entered into by AmeriGas OLP in June 2011. This new agreement replaces the $275 million of borrowing capacity under AmeriGas OLP’s previous credit agreements.

AMERIGAS PARTNERS, L.P.
2011 three-month period compared with 2010 three-month period

Three Months Ended June 30,
(millions of dollars)	2011	2010	Increase

Gallons sold (millions):
Retail	155.1	150.1	5.0	3.3%
Wholesale	21.6	15.8	5.8	36.7%

	176.7	165.9	10.8	6.5%

Revenues:
Retail propane	$394.7	$337.4	$57.3	17.0%
Wholesale propane	33.6	19.4	14.2	73.2%
Other	42.5	39.8	2.7	6.8%

	$470.8	$396.6	$74.2	18.7%

Total margin (a)	$170.0	$160.8	$9.2	5.7%
EBITDA (b)	$31.1	$27.2	$3.9	14.3%
Operating income (b)	$6.7	$5.3	$1.4	26.4%
Net loss attributable to AmeriGas Partners	$(9.2)	$(12.4)	$3.2	(25.8)%
Heating degree days — % (warmer) than normal (c)	(1.4)%	(17.0)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended
	June 30,
	2011	2010

Net loss attributable to AmeriGas Partners	$(9.2)	$(12.4)
Income tax expense	0.1	0.7
Interest expense	15.6	17.0
Depreciation	21.5	19.7
Amortization	3.1	2.2

EBITDA	$31.1	$27.2

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.
Based upon heating degree-day data, average temperatures in the Partnership’s service territories were 1.4% warmer than normal during the 2011 three-month period compared with temperatures that were 17.0% warmer than normal in the prior-year period. Retail propane gallons sold were higher than in the prior-year period principally reflecting the colder spring weather, improved commercial volumes and acquisitions made since last year partially offset by customer conservation.
Retail propane revenues increased $57.3 million during the 2011 three-month period reflecting a $46.1 million increase due to higher average retail selling prices and an $11.2 million increase as a result of the higher retail volumes sold. Wholesale propane revenues increased $14.2 million principally reflecting a $7.1 million increase resulting from higher year-over-year wholesale selling prices and a $7.1 million increase on higher volumes sold. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 38% higher in the 2011 three-month period compared to such prices in the 2010 three-month period. Revenues from fee income and other ancillary sales and services increased $2.7 million. Total cost of sales increased $64.9 million, to $300.8 million, principally reflecting the effects of the previously mentioned higher 2011 three-month period propane commodity prices and the higher sales.
Total margin increased $9.2 million in the 2011 three-month period primarily due to the higher retail volumes sold and, to a lesser extent, higher average retail unit margins and greater non-propane margin.
EBITDA in the 2011 three-month period increased $3.9 million reflecting the higher total margin ($9.2 million) and slightly higher other income ($3.2 million) offset in part by greater operating and administrative expenses ($8.4 million). The greater operating and administrative expenses principally reflect higher compensation and benefits costs ($5.1 million), higher vehicle fuel expenses ($2.8 million) and greater self-insured liability and casualty expenses ($1.9 million). Operating income in the 2011 three-month period increased $1.4 million reflecting the $3.9 million increase in EBITDA partially offset by slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the 2010 three-month period. Interest expense was $1.3 million lower in the 2011 three-month period principally reflecting the absence of interest on AmeriGas OLP’s $80 million First Mortgage Notes which were repaid in July 2010.

AMERIGAS PARTNERS, L.P.
2011 nine-month period compared with 2010 nine-month period

Nine Months Ended June 30,			Increase
(millions of dollars)	2011	2010	(Decrease)

Gallons sold (millions):
Retail	727.8	746.7	(18.9)	(2.5)%
Wholesale	99.0	106.3	(7.3)	(6.9)%

	826.8	853.0	(26.2)	(3.1)%

Revenues:
Retail propane	$1,796.3	$1,681.0	$115.3	6.9%
Wholesale propane	145.4	135.2	10.2	7.5%
Other	136.1	123.1	13.0	10.6%

	$2,077.8	$1,939.3	$138.5	7.1%

Total margin (a)	$776.9	$774.2	$2.7	0.3%
EBITDA (b)	$301.9	$323.7	$(21.8)	(6.7)%
Operating income (b)	$252.9	$261.2	$(8.3)	(3.2)%
Net income attributable to AmeriGas Partners	$183.7	$206.1	$(22.4)	(10.9)%
Heating degree days — % (warmer) than normal (c)	(0.1)%	(1.6)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA for the nine months ended June 30, 2011 includes a pre-tax loss of $18.8 million associated with the early extinguishment of debt. EBITDA and operating income for the nine months ended June 30, 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges.

AMERIGAS PARTNERS, L.P.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Nine Months Ended
	June 30,
	2011	2010

Net income attributable to AmeriGas Partners	$183.7	$206.1
Income tax expense	0.5	2.4
Interest expense	47.3	50.2
Depreciation	61.9	59.6
Amortization	8.5	5.4

EBITDA	$301.9	$323.7

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were near normal during the 2011 nine-month period compared with weather that was approximately 1.6% warmer than normal in the prior-year period. However, temperatures in the early fall of the 2011 period were significantly warmer than normal and we experienced an early end to the heating season weather in our southern regions. Retail propane gallons sold declined principally due to the effects of these weather patterns, customer conservation and the impact on AmeriGas Propane’s prior-year volumes of a strong crop-drying season partially offset by volumes acquired through acquisitions.
Retail propane revenues increased $115.3 million during the 2011 nine-month period reflecting higher average retail sales prices ($157.8 million) partially offset by lower retail volumes sold ($42.5 million). Wholesale propane revenues increased $10.2 million principally reflecting higher wholesale selling prices ($19.5 million) partially offset by lower wholesale volumes sold ($9.3 million). Average wholesale propane prices at Mont Belvieu, Texas, a major supply location in the U.S., were approximately 21% higher during the 2011 nine-month period compared with average wholesale propane prices during the 2010 nine-month period. Revenues from fee income and ancillary sales and services increased $13.0 million in the 2011 nine-month period. Total cost of sales increased $135.8 million, to $1,300.9 million, principally reflecting the higher 2011 wholesale propane product costs.
Total margin was $2.7 million higher in the 2011 nine-month period as non-propane margin was offset in part by lower total retail margin ($5.3 million). The lower total retail margin reflects the effects of the lower retail volumes sold ($17.4 million) partially offset by the effects of slightly higher average retail unit margins ($12.1 million).
The $21.8 million decrease in EBITDA during the 2011 nine-month period includes (1) a loss on the early extinguishment of Partnership Senior Notes ($18.8 million) and (2) modestly higher operating and administrative expenses ($22.4 million). The higher operating and administrative costs principally includes greater compensation and benefits expenses ($11.7 million) and an increase in vehicle fuel expenses ($5.9 million).The negative effects of these items on the change in Partnership EBITDA were partially offset by (1) the absence of a $12.2 million loss recorded in the prior-year nine-month period resulting from the discontinuance of interest rate hedges; (2) higher other income ($4.5 million); and (3) the previously mentioned greater total margin.

AMERIGAS PARTNERS, L.P.
Operating income (which excludes the loss on early extinguishment of debt) decreased $8.3 million in the 2011 nine-month period principally reflecting (1) higher combined operating, administrative and depreciation and amortization expenses ($27.7 million) partially offset by the absence of the loss on interest rate hedges recorded in the prior year ($12.2 million) and the previously mentioned higher other income ($4.5 million) and total margin ($2.7 million). Interest expense was $2.8 million lower in the 2011 nine-month period principally reflecting lower interest expense on long-term debt outstanding partially offset by higher interest expense on working capital borrowings. Net income attributable to AmeriGas Partners in the 2011 nine-month period was $22.4 million lower than the 2010 nine-month period which includes the $18.8 million loss on extinguishment of debt.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at June 30, 2011 totaled $1,010.1 million (including current maturities of long-term debt of $5.2 million and bank loans of $176 million). The Partnership’s debt outstanding at September 30, 2010 totaled $882.4 million (including current maturities of long-term debt of $20.1 million and bank loans of $91 million). Total long-term debt outstanding at June 30, 2011, including current maturities, comprises $820 million of AmeriGas Partners’ Senior Notes and $14.1 million of other long-term debt. On January 20, 2011, AmeriGas Partners issued $470 million principal amount of 6.50% Senior Notes due 2021. The proceeds from the issuance of the 6.50% Senior Notes were used to repay in February 2011 AmeriGas Partners’ $415 million 7.25% Senior Notes due May 15, 2015 pursuant to a January 5, 2011 tender offer and subsequent redemption. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners’ outstanding senior debt. In addition, in February 2011, AmeriGas Partners redeemed $14.6 million of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss on extinguishment of debt associated with these refinancings of $18.8 million. In July 2011, the Partnership announced its offer to purchase $350 million of its 7 1/8% Senior Notes due 2016 (see “Subsequent Event — Debt Refinancing” below).
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In order to meet its short-term cash needs, AmeriGas OLP has a $325 million unsecured credit agreement (“2011 Credit Agreement”) which expires on October 15, 2015. Concurrently with entering into the 2011 Credit Agreement on June 21, 2011, AmeriGas OLP terminated its then-existing $200 million revolving credit agreement dated as of November 6, 2006 and its $75 million credit agreement dated as of April 17, 2009.
At June 30, 2011, there were $176 million of borrowings outstanding under the 2011 Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under AmeriGas OLP credit agreements, which reduce the amount available for borrowings, totaled $35.7 million at both June 30, 2011 and 2010. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2011 nine-month period were $161.8 million and $235 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during the 2010 nine-month period were $26.6 million and $126 million, respectively. At June 30, 2011, the Partnership’s available borrowing capacity under the 2011 Credit Agreement was $113.3 million.

AMERIGAS PARTNERS, L.P.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the 2011 Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2011.
On July 25, 2011, the General Partner’s Board of Directors approved a quarterly distribution of $0.74 per Common Unit payable on August 18, 2011 to unitholders of record on August 10, 2011. During the nine months ended June 30, 2011, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.74 per Common Unit for the quarter ended March 31, 2011 and $0.705 per Common Unit for the quarters ended December 31, 2010 and September 30, 2010. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its 2011 Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
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
Cash flow provided by operating activities was $120.0 million in the 2011 nine-month period compared to $133.9 million in the 2010 nine-month period. Cash flow from operating activities before changes in operating working capital was $284.0 million in the 2011 nine-month period compared with $286.6 million in the prior-year period. Cash required to fund changes in operating working capital totaled $164.0 million in the 2011 nine-month period compared with $152.7 million in the prior-year period. The increase in cash required to fund operating working capital in the current-year period principally reflects the timing and amount of cash payments for purchases of propane.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $87.7 million in the 2011 nine-month period compared with $75.1 million in the prior-year period. We spent $59.2 million for property, plant and equipment (comprising $28.2 million of maintenance capital expenditures and $31.0 million of growth capital expenditures) in the 2011 nine-month period compared with $59.8 million (comprising $27.9 million of maintenance capital expenditures and $31.9 million of growth capital expenditures) in the 2010 nine-month period. Cash paid for acquisitions reflects 13 propane business acquisitions completed during the 2011 nine-month period compared to 9 propane business acquisitions in the 2010 nine-month period.

AMERIGAS PARTNERS, L.P.
Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $33.7 million in the 2011 nine-month period compared with $108.3 million in the prior-year period. Distributions in the 2011 nine-month period totaled $127.5 million compared with $120.0 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. We borrowed $85 million under the credit agreements during the 2011 nine-month period compared to $15 million during the 2010 nine-month period. The lower credit agreement borrowings in the prior year reflect higher beginning-of-period cash balances available to fund operating, investing and financing activities. As previously mentioned, the Partnership refinanced its $415 million 7.25% Senior Notes due 2015 through the issuance of $470 million of 6.50% Senior Notes due 2021. In addition, it redeemed its $14.6 million 8.875% Senior Notes due 2011. Repayments of long-term debt includes $16.8 million of transaction fees and expenses associated with the early extinguishments of debt.
Subsequent Event — Debt Refinancing
On July 27, 2011, AmeriGas Partners announced an offer to purchase for cash any and all of its $350 million aggregate principal amount of outstanding 7 1/8% Senior Notes (the “2016 Notes”) due May 2016 (the “Tender Offer”), subject to receipt of the proceeds of the issuance of $450 million of 6.25% Senior Notes due 2019 (the “6.25% Notes”). The 6.25% Notes are expected to be issued on August 10, 2011. The proceeds from the offering will be used to finance the Tender Offer and for general corporate purposes, including to repay borrowings outstanding under the 2011 Credit Agreement. The Partnership intends to redeem any 2016 Notes that are not tendered in the Tender Offer. The Partnership expects to record a loss of approximately $20.0 million associated with these transactions during the fourth quarter of Fiscal 2011.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2011 was a gain of $2.8 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $21.1 million.

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
Our variable-rate debt includes borrowings under the 2011 Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no unsettled interest rate protection agreements outstanding at June 30, 2011.
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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BP America Production Company v. Amerigas Propane, L.P.
On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas Propane, L.P. in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. The complaint seeks an unspecified amount of direct, indirect, consequential, special and compensatory damages, including attorneys’ fees, costs and interest and other appropriate relief. It also seeks an accounting to determine the amount of the alleged overcharges related to the Services. We recently commenced an investigation into these allegations.

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
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing) :
Incorporation by Reference

Exhibit No.		Exhibit	Registrant	Filing	Exhibit
10.1		Form of Change in Control Agreement dated as of May 9, 2011 for Mr. Iannarelli

10.2
Credit Agreement dated as of June 21, 2011 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto

31.1		Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definition

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

AMERIGAS PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriGas Partners, L.P. (Registrant)
	By:	AmeriGas Propane, Inc.,
as General Partner

Date: August 5, 2011	By:	/s/ John S. Iannarelli
John S. Iannarelli
Vice President — Finance and Chief Financial Officer

Date: August 5, 2011	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.
EXHIBIT INDEX

10.1		Form of Change in Control Agreement dated as of May 9, 2011 for Mr. Iannarelli

10.2
Credit Agreement dated as of June 21, 2011 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto

31.1		Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL.Instance

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definition

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.