Form 10-K
period 2011-09-30
AMERIGAS PARTNERS LP
filed 2011-11-21
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2011 was approximately $1,549,951,629. At November 14, 2011, there were outstanding 57,127,796 Common Units representing limited partner interests.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses; (5) changes in laws and regulations, including safety, tax, consumer protection and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counter-party or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; (17) the timing and success of our acquisitions and investments to grow our business; and (18) our ability to successfully integrate acquired businesses and achieve anticipated synergies.
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
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership, and prior to its merger with AmeriGas OLP on October 1, 2010 (“the Merger”), AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas OLP subsequent to the Merger, and AmeriGas OLP and Eagle OLP collectively prior to the Merger, are referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2011” and “Fiscal 2010” refer to the fiscal years ended September 30, 2011 and September 30, 2010, respectively.

AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 44% effective ownership interest in the Partnership.
Business Strategy
Our strategy is to grow by (i) acquisitions and internal sales and marketing programs, (ii) leveraging our scale and driving productivity, and (iii) achieving world class safety performance. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2011, we completed the acquisition of 16 propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program through which consumers can purchase propane cylinders or exchange empty propane cylinders at various retail locations, and our Strategic Accounts program, through which the Partnership encourages multi-location propane users to enter into a supply agreement with us rather than with many suppliers. In addition, we believe opportunities exist to grow our business internally through other sales and marketing programs designed to attract and retain customers.
On October 17, 2011, we announced that we reached a definitive agreement to acquire the propane operations of Energy Transfer Partners, L.P. (“Energy Transfer”). Energy Transfer conducts its propane operations in 41 states through its subsidiaries, Heritage Operating, L.P. and Titan Energy Partners, L.P. (collectively, “Heritage Propane”). According to LP-Gas Magazine rankings, Heritage Propane is the third largest retail propane distributor in the United States delivering over 500 million gallons to more than one million customers. The acquisition is expected to close by March 31, 2012. The consummation of the acquisition is subject to a number of conditions, including approval under the Hart-Scott-Rodino Act and our obtaining debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” and Note 20 to Consolidated Financial Statements.
General Partner Information
The Partnership’s website can be found at www.amerigas.com. Information on our website is not intended to be incorporated into this Report. The Partnership makes available free of charge at this website (under the tabs “Investor Relations,” “SEC FILINGS”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website (under the tab “Investor Relations,” caption “Corporate Governance”). All of these documents are also available free of charge by writing to Hugh J. Gallagher, Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.
Products, Services and Marketing
The Partnership serves approximately 1.3 million customers in all 50 states from nearly 1,200 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. Typically, we are located in suburban and rural areas where natural gas is not readily available. Our district offices generally consist of a business office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of Ontario, British Columbia and Quebec.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed approximately one billion gallons of propane in Fiscal 2011. Approximately 88% of the Partnership’s Fiscal 2011 sales (based on gallons sold) were to retail accounts and approximately 12% were to wholesale customers. Sales to residential customers in Fiscal 2011 represented approximately 39% of retail gallons sold; commercial/industrial customers 38%; motor fuel customers 14%; and agricultural customers 4%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2011 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.

The Partnership continues to expand its ACE program. At September 30, 2011, ACE cylinders were available at over 38,000 retail locations throughout the United States. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase propane cylinders or exchange their empty propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.
Residential customers use propane primarily for home heating, water heating and cooking purposes. Commercial users, which include hotels, restaurants, churches, warehouses and retail stores, generally use propane for the same purposes as residential customers. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane in portable cylinders, including ACE cylinders. Some of these deliveries are made to the customer’s location, where empty cylinders are either picked up or replenished in place.
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During Fiscal 2011, approximately 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2012. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. BP Products North America Inc., Enterprise Products Partners L.P. and Targa Midstream Services LP supplied approximately 43% of the Partnership’s Fiscal 2011 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2011. In certain areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
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

Competition
Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating, and cooking. In some areas electricity may have a competitive price advantage or be relatively equivalent in price to propane due to the lower cost of electricity. Additionally, high efficiency electric heat pumps have led to a decrease in the cost of electricity for heating. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.
For motor fuel customers, propane competes with gasoline, diesel fuel, electric batteries, fuel cells, and, in certain applications, liquefied natural gas and compressed natural gas. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.
Volume in the retail propane industry has been slowly declining for several years, and no or modest negative growth in total demand is foreseen in the next several years. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the Strategic Accounts program, as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.
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
In Fiscal 2011, the Partnership’s retail propane sales totaled approximately 874 million gallons. Based on the most recent annual survey by the American Petroleum Institute, 2009 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 9.1 billion gallons. Based on LP-GAS magazine rankings, 2009 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 41% of domestic retail sales.
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
Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.
With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and to conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects employees who provide information to their employers or to the federal government as to pipeline safety from adverse employment actions.
There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. While some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, if new climate change regulations become effective.

Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2011, the General Partner had approximately 5,800 employees, including approximately 340 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

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
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our ACE operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of unfavorable weather conditions can negatively affect our ACE revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane appliances which could reduce the demand for our ACE cylinders.
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
The volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited or could adversely affect our operating results.
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
During Fiscal 2011, AmeriGas Propane purchased approximately 82% of its propane needs from ten suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
Our ability to increase revenues is adversely affected by the decline of the retail propane industry.
The retail propane industry is declining, with no or negative growth in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of our ACE and Strategic Accounts programs, as well as the success of our marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.

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
To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.
We are subject to operating and litigation risks that may not be covered by insurance.
Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as propane for use by consumers. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result, we are often a defendant in legal proceedings and litigation arising in the ordinary course of business. There can be no assurance that our insurance will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.
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
There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global climate change. While some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. In September 2009, the Environmental Protection Agency (“EPA”) issued a final rule establishing a system for mandatory reporting of GHG emissions. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us and our customers. The impact of legislation and regulations on us will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or results of operations in the future.

Unforeseen difficulties with the implementation or operation of our information systems could adversely affect our internal controls and our business.
We contracted with third-party consultants to assist us with the design and implementation of an information system that supports our Order-to-Cash business processes and such implementation is ongoing. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our information system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.
We may be unable to obtain the approvals required to complete the acquisition of Heritage Propane and obtaining required governmental and regulatory approvals may require us to comply with restrictions or conditions that may materially impact the anticipated benefits of the acquisition.
The acquisition of Heritage Propane is subject to the satisfaction or waiver of certain conditions, including, among others, the receipt of all required regulatory approvals under, among others, the Hart-Scott-Rodino Act and the Federal Trade Commission Act, as amended. Governmental authorities may impose conditions on the completion, or require changes to the terms, of the acquisition, including restrictions or conditions on the business, operations, or financial performance of Heritage Propane following the transaction that may materially impact the anticipated benefits of the acquisition. These conditions or changes could have the effect of delaying completion of the acquisition or imposing additional costs on or limiting the revenues of Heritage Propane following the acquisition.
We may not be able to successfully integrate Heritage Propane’s operations with our operations, which could cause our business to suffer.
In order to obtain all of the anticipated benefits of the acquisition of Heritage Propane, we will need to combine and integrate the businesses and operations of Heritage Propane with ours. The combination of two large businesses is a complex and costly process. As a result, after the acquisition, we will be required to devote significant management attention and resources to integrating the business practices and operations of the Partnership and Heritage Propane. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of the Partnership and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us.
We have not completed the acquisition of Heritage Propane. Our failure to meet the challenges involved in successfully integrating Heritage Propane’s operations with our operations or otherwise to realize any of the anticipated benefits of the combination could adversely affect our results of operations. In addition, the overall integration of the Partnership and Heritage Propane may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships. We expect the difficulties of combining our operations to include, among others:
•	the limited opportunity prior to the consummation of the acquisition to work with management of Heritage Propane;
•	maintaining employee morale and retaining key employees;
•	developing and implementing employment polices to facilitate workforce integration;
•	preserving important strategic and customer relationships;
•	the diversion of management’s attention from ongoing business concerns;
•	the integration of multiple information systems;

•	regulatory, legal, taxation and other unanticipated issues in integrating operating and financial systems;

•	coordinating marketing functions;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•	integrating the cultures of the Partnership and Heritage Propane.
In addition, even if we are able to successfully integrate our businesses and operations, we may not fully realize the expected benefits of the acquisition within the intended time frame, or at all. Further, our post-acquisition results of operations may be affected by factors different from those existing prior to the acquisition and may suffer as a result of the acquisition. As a result, we cannot assure you that the combination of our business and operations with Heritage Propane will result in the realization of the full benefits anticipated from the acquisition.
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
Future sales of Common Units held by Energy Transfer Partners, L.P. may affect the market price of the Common Units.
In connection with the Heritage Propane acquisition, Energy Transfer Partners, L.P. (“ETP”) has agreed to enter into a unitholder agreement with us at the closing of the acquisition. The unitholder agreement will restrict ETP from selling the Common Units it receives as consideration for the acquisition in a public offering until the later of December 31, 2012 or one year following the closing of the acquisition, but will also provide ETP with registration rights related to the Common Units following such holding period. As a result, upon completion of the holding period, ETP could elect to cause us to register the offer and sale of all Common Units held by them. If all or a substantial portion of the Common Units held by ETP were to be offered for sale, the market price of the Common Units could decrease.
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
Tax Risks
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation, then our cash available for distribution to holders of Common Units would be substantially reduced.
The availability to a common unitholder of the federal income tax benefits of an investment in the Common Units depends, in large part, on our classification as a partnership for federal income tax purposes. No ruling from the IRS as to this status has been or is expected to be requested.
If we were classified as a corporation for federal income tax purposes (including, but not limited to, due to a change in our business or a change in current law), we would be required to pay tax on our income at corporate tax rates (currently a maximum 35% federal rate, in addition to state and local income taxes at varying rates), and distributions received by the Common Unitholders would generally be taxed a second time as corporate distributions. Because a tax would be imposed upon us as an entity, the cash available for distribution to the Common Unitholders would be substantially reduced. Treatment of us as a corporation would cause a material reduction in the anticipated cash flow and after-tax return to the Common Unitholders, likely causing a substantial reduction in the value of the Common Units.
The law could be changed so as to cause us to be treated as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. For example, the Obama Administration and members of Congress have considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, any such changes could negatively impact the value of an investment in our units. In addition, if we become subject to widespread entity-level taxation for state tax purposes, it could substantially reduce distributions to our unitholders. Our Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, our Partnership distribution levels will change. These changes would include a decrease in the current regular quarterly distribution and the target distribution levels to reflect the impact of this law on us. Any such reductions could increase our General Partner’s percentage of cash distributions and decrease our limited partners’ percentage of cash distributions.
If we were subject to a material amount of additional entity-level taxation by individual states, it would reduce the amount of cash available to us for distributions and potentially cause a decrease in our distribution levels.
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
Holders of Common Units may be required to pay taxes on their allocable share of our taxable income even if they do not receive any cash distributions.
A unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder’s allocable share of our taxable income, even if the unitholder receives no cash distributions from us. We cannot guarantee that a unitholder will receive cash distributions equal to the unitholder’s allocable share of our taxable income or even the tax liability to the unitholder resulting from that income.
Ownership of Common Units may have adverse tax consequences for tax-exempt organizations and certain other investors.
Investment in Common Units by certain tax-exempt entities, regulated investment companies and foreign persons raises issues unique to them. For example, virtually all of our taxable income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to the unitholder. Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Prospective unitholders who are tax-exempt organizations or foreign persons should consult their tax advisors before investing in Common Units.
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
As of September 30, 2011, the Partnership owned approximately 500 of its district offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2011, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
1,370	Trailers	87%	13%
310	Tractors	11%	89%
350	Railroad tank cars	0%	100%
2,540	Bobtail trucks	14%	86%
300	Rack trucks	12%	88%
2,190	Service and delivery trucks	16%	84%
Other assets owned at September 30, 2011 included approximately 793,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 3.4 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 4,800 large volume tanks with typical capacities of more than 2,000 gallons which are used for its own storage requirements.

ITEM 3.	LEGAL PROCEEDINGS
BP America Production Company v. Amerigas Propane, L.P. On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas Propane, L.P. in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. The complaint seeks an unspecified amount of direct, indirect, consequential, special and compensatory damages, including attorneys’ fees, costs and interest and other appropriate relief. It also seeks an accounting to determine the amount of the alleged overcharges related to the Services. We have substantially completed our investigation of this matter and, based upon the results of that investigation, we believe we have good defenses to the claims set forth in the complaint and the amount of loss will not be material.
Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane grill cylinders. Based upon the limited amount of information available at this time, the Partnership believes the investigation concerns, in whole or in part, the Partnership’s decision, in 2008, to reduce the volume of propane in the grill cylinders it sells to consumers from 17 pounds to 15 pounds. The Partnership believes that it will have good defenses to any claims that may result from this investigation. Because of the limited information available at this time, we are not able to assess the financial impact this investigation or any related claims may have on the Partnership.
With the exception of the matters described above, and the matters set forth in Note 13 to Consolidated Financial Statements included in Item 8 of this Report, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership’s business.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Price Range		Cash
2011 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.03	$36.76	$0.740
Third Quarter	48.49	42.00	$0.740
Second Quarter	51.50	43.56	$0.705
First Quarter	49.29	44.55	$0.705

	Price Range		Cash
2010 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.42	$40.38	$0.705
Third Quarter	43.30	35.00	$0.705
Second Quarter	42.94	38.14	$0.670
First Quarter	40.00	34.61	$0.670

As of November 16, 2011, there were 1,018 record holders of the Partnership’s Common Units.
The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. (the “Partnership Agreement”). Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Reserves may be maintained to provide for (i) the proper conduct of the Partnership’s business, (ii) distributions during the next four fiscal quarters and (iii) compliance with applicable law or any debt instrument or other agreement or obligation to which the Partnership is a party or its assets are subject. The information concerning restrictions on distributions required by Item 5 of this Report is incorporated herein by reference to Notes 6 and 7 to Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended September 30,
(Thousands of dollars, except per share amounts)	2011	2010	2009	2008	2007
FOR THE PERIOD:
Income statement data:
Revenues	$2,537,959	$2,320,342	$2,260,095	$2,815,189	$2,277,375

Net income	$140,924	$167,494	$227,610	$160,306	$193,397
Less: net income attributable to noncontrolling interests	(2,401)	(2,281)	(2,967)	(2,287)	(2,613)

Net income attributable to AmeriGas Partners, L.P.	$138,523	$165,213	$224,643	$158,019	$190,784

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$132,101	$160,522	$217,906	$155,741	$185,184

Income per limited partner unit — basic and diluted (a)	$2.30	$2.80	$3.59	$2.70	$3.15

Cash distributions declared per limited partner unit	$2.89	$2.75	$2.79	$2.50	$2.63

AT PERIOD END:
Balance sheet data:
Current assets	$393,819	$325,858	$316,507	$425,096	$375,020
Total assets	1,795,735	1,696,219	1,657,564	1,725,073	1,696,784

Current liabilities (excluding debt)	350,829	349,139	338,380	461,095	376,668

Total debt	1,029,022	882,402	865,644	933,390	933,042

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	338,656	380,848	364,459	247,375	311,228
Noncontrolling interests	12,823	12,038	11,866	10,723	11,386

Total partners’ capital	351,479	392,886	376,325	258,098	322,614

OTHER DATA:
Capital expenditure (including capital leases)	$77,228	$83,170	$78,739	$62,756	$73,764
Retail propane gallons sold (millions)	874.2	893.4	928.2	993.2	1,006.7
Degree days — % (warmer) than normal (b)	(1.0)%	(2.3)%	(3.1)%	(3.0)%	(6.5)%

(a)	Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships.

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
Executive Overview
Net income attributable to AmeriGas Partners for Fiscal 2011 was $138.5 million compared with net income attributable to AmeriGas Partners for Fiscal 2010 of $165.2 million. The Fiscal 2011 results reflect $38.1 million of loss on extinguishments of debt while Fiscal 2010 results reflect a $12.2 million loss associated with the discontinuance of interest rate hedges. Average temperatures in our service territory during Fiscal 2011 and Fiscal 2010 were 1.0% and 2.3% warmer than normal, respectively. During Fiscal 2011, temperatures in early fall were significantly warmer than normal and we experienced an early end to the heating season weather in our southern regions. The effects of these weather patterns, customer conservation and the impact on the prior-year’s volumes of a strong crop-drying season resulted in lower year-over-year retail volume sales. Total margin was slightly higher in Fiscal 2011 as the effects on margin from the lower volumes sold were more than offset by slightly higher average retail unit margins and greater non-propane margin. Operating results for Fiscal 2011 also reflect higher operating and administrative expenses than in Fiscal 2010.
On October 17, 2011, AmeriGas Partners announced that it had reached a definitive agreement to acquire the retail propane business of Energy Transfer Partners, comprising the third largest retail propane distributor in the United States, for total consideration of approximately $2.9 billion in cash and AmeriGas Partners Common Units. The acquisition of the retail propane business of Energy Transfer Partners is subject to a number of conditions including approval under the Hart-Scott-Rodino Act. AmeriGas Partners expects to close this acquisition by March 31, 2012. For more information on this transaction, see “Subsequent Event-Proposed Acquisition of the Propane Operations of Energy Transfer Partners” below and Note 20 to Consolidated Financial Statements.
Looking ahead, our results in Fiscal 2012 will be influenced by a number of factors including, among others, temperatures in our service territories during the peak heating-season, the level and volatility of commodity prices for propane, the strength of the economic recovery and customer conservation. The impact of the anticipated acquisition of the retail propane business of Energy Transfer Partners acquisition on Fiscal 2012 results will depend upon when the transaction closes given the size of the acquisition and the seasonality of the business.
Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2011 with Fiscal 2010 and (2) Fiscal 2010 with the year ended September 30, 2009 (“Fiscal 2009”).

Fiscal 2011 Compared with Fiscal 2010

			Increase
(millions of dollars)	2011	2010	(Decrease)

Gallons sold (millions):
Retail	874.2	893.4	(19.2)	(2.1)%
Wholesale	124.8	129.2	(4.4)	(3.4)%

	999.0	1,022.6	(23.6)	(2.3)%

Revenues:
Retail propane	$2,173.5	$1,996.2	$177.3	8.9%
Wholesale propane	187.0	162.6	24.4	15.0%
Other	177.5	161.5	16.0	9.9%

	$2,538.0	$2,320.3	$217.7	9.4%

Total margin (a)	$932.7	$925.3	$7.4	0.8%
EBITDA (b)	$297.1	$321.0	$(23.9)	(7.4)%
Operating income	$242.9	$235.9	$7.0	3.0%
Net income attributable to AmeriGas Partners	$138.5	$165.2	$(26.7)	(16.2)%
Heating degree days — % (warmer) than normal (c)	(1.0)%	(2.3)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in Fiscal 2011 includes pre-tax losses of $38.1 million associated with extinguishments of debt. EBITDA in Fiscal 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges and a pre-tax loss of $7 million associated with increased litigation reserves.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Fiscal
	2011	2010

Net income attributable to AmeriGas Partners	$138.5	$165.2
Income tax expense	0.4	3.3
Interest expense	63.5	65.1
Depreciation	83.0	79.7
Amortization	11.7	7.7

EBITDA	$297.1	$321.0

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2010 data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were 1.0% warmer than normal during Fiscal 2011 compared with weather that was approximately 2.3% warmer than normal in Fiscal 2010. Retail propane gallons sold declined principally due to the effects of an early end to the heating season in our southern regions, customer conservation and the impact on our prior-year volumes of a strong crop-drying season partially offset by volumes acquired through acquisitions.
Retail propane revenues increased $177.3 million during Fiscal 2011 reflecting higher average retail sales prices ($220.2 million) partially offset by lower retail volumes sold ($42.9 million). Wholesale propane revenues increased $24.4 million principally reflecting higher wholesale selling prices ($29.9 million) partially offset by slightly lower wholesale volumes sold ($5.5 million). Average wholesale propane prices at Mont Belvieu, Texas, a major supply location in the U.S., were approximately 27% higher in Fiscal 2011 compared with average wholesale propane prices during Fiscal 2010. Revenues from fee income and ancillary sales and services increased $16.0 million in Fiscal 2011. Total cost of sales increased $210.2 million, to $1,605.3 million, principally reflecting the higher Fiscal 2011 wholesale propane product costs.
Total margin was $7.4 million higher in Fiscal 2011 as higher non-propane margin from fee income and certain ancillary sales and services was offset in part by lower retail propane total margin ($2.9 million). The lower retail propane total margin reflects the effects of the lower retail volumes sold ($17.5 million) partially offset by the effects of slightly higher average retail unit margins ($14.6 million).
The $23.9 million decrease in EBITDA during Fiscal 2011 includes (1) loss on the extinguishments of Senior Notes ($38.1 million) and (2) modestly higher operating and administrative expenses ($10.9 million). The negative effects of these items on the change in EBITDA were partially offset by (1) the absence of a $12.2 million loss recorded in Fiscal 2010 resulting from the discontinuance of interest rate hedges; (2) higher other income ($5.7 million); and (3) the previously mentioned greater total margin ($7.4 million). The higher operating and administrative expenses in Fiscal 2011 principally include greater compensation and benefits expenses ($13.2 million) and vehicle fuel expenses ($8.3 million) partially offset by lower self-insured liability and casualty expenses ($6.3 million).
Operating income (which excludes the loss on extinguishments of debt) increased $7.0 million in Fiscal 2011 principally reflecting (1) the previously mentioned higher total margin ($7.4 million); (2) the absence of the loss on interest rate hedges recorded in Fiscal 2010 ($12.2 million); and (3) the higher other income ($5.7 million) partially offset by the higher operating and administrative expenses ($10.9 million) and greater depreciation and amortization ($7.3 million). Interest expense was $1.6 million lower in Fiscal 2011 principally reflecting lower average interest rates on long-term debt outstanding partially offset by higher interest expense on working capital borrowings.

Fiscal 2010 Compared with Fiscal 2009

			Increase
(millions of dollars)	2010	2009	(Decrease)

Gallons sold (millions):
Retail	893.4	928.2	(34.8)	(3.7)%
Wholesale	129.2	119.7	9.5	7.9%

	1,022.6	1,047.9	(25.3)	(2.4)%

Revenues:
Retail propane	$1,996.2	$1,976.0	$20.2	1.0%
Wholesale propane	162.6	115.9	46.7	40.3%
Other	161.5	168.2	(6.7)	(4.0)%

	$2,320.3	$2,260.1	$60.2	2.7%

Total margin (a)	$925.3	$943.6	$(18.3)	(1.9)%
EBITDA (b)	$321.0	$381.4	$(60.4)	(15.8)%
Operating income	$235.9	$300.5	$(64.6)	(21.5)%
Net income attributable to AmeriGas Partners	$165.2	$224.6	$(59.4)	(26.4)%
Heating degree days — % (warmer) than normal (c)	(2.3)%	(3.1)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in Fiscal 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges and a pre-tax loss of $7 million associated with increased litigation reserves. EBITDA in Fiscal 2009 includes a pre-tax gain of $39.9 million from the sale of a California LPG storage facility.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Fiscal
	2010	2009

Net income attributable to AmeriGas Partners	$165.2	$224.6
Income tax expense	3.3	2.7
Interest expense	65.1	70.3
Depreciation	79.7	78.5
Amortization	7.7	5.3

EBITDA	$321.0	$381.4

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2010 data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were 2.3% warmer than normal during Fiscal 2010 compared with temperatures in the prior year that were 3.1% warmer than normal. Fiscal 2010 retail gallons sold were lower reflecting, among other things, the lingering effects of the economic recession, customer conservation and customer attrition partially offset by volumes acquired through business acquisitions.
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
The $60.4 million decrease in EBITDA during Fiscal 2010 reflects (1) the absence of a pre-tax gain recorded in Fiscal 2009 associated with the November 2008 sale of the Partnership’s California LPG storage facility ($39.9 million); (2) the previously mentioned decline in Fiscal 2010 total margin ($18.3 million); and (3) a loss from the discontinuance of interest rate hedges ($12.2 million). During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150 million of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of its 2009 Supplemental Credit Agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated debt issuance and recorded a $12.2 million loss which is reflected in other income, net on the Fiscal 2010 Consolidated Statement of Income. These previously mentioned declines in EBITDA were partially offset by a decrease in operating and administrative expenses ($5.4 million) largely due to lower self-insured liability and casualty expenses ($9.2 million) and lower compensation and benefits expense ($4.7 million) partially offset by an increase in a litigation accrual recorded during the fourth quarter of Fiscal 2010 ($7.0 million).
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

Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2011 totaled $1,029.0 million (including current maturities of long-term debt of $4.7 million and bank loans of $95.5 million). The Partnership’s debt outstanding at September 30, 2010 totaled $882.4 million (including current maturities of long-term debt of $20.1 million and bank loans of $91 million). Total debt outstanding at September 30, 2011 includes long-term debt comprising $920 million of AmeriGas Partners’ Senior Notes and $13.5 million of other long-term debt.
In January 2011, AmeriGas Partners issued $470 million principal amount of 6.50% Senior Notes due May 2021. The proceeds from the issuance of the 6.50% Senior Notes were used in February 2011 to repay AmeriGas Partners’ $415 million principal amount of 7.25% Senior Notes due May 15, 2015 pursuant to a tender offer and subsequent redemption. In addition, in February 2011 AmeriGas Partners redeemed the outstanding $14.6 million principal amount of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss of $18.8 million on these extinguishments of debt which amount is reflected on the Consolidated Statements of Operations under the caption “Loss on extinguishments of debt.”
In August 2011, AmeriGas Partners issued $450 million principal amount of 6.25% Senior Notes due August 2019. The proceeds from the issuance of the 6.25% Senior Notes were used to repay AmeriGas Partners’ $350 million principal amount of 7.125% Senior Notes due May 2016 pursuant to a tender offer and subsequent redemption. The Partnership incurred a loss of $19.3 million on this extinguishment of debt which amount is also reflected on the Consolidated Statements of Operations under the caption “Loss on extinguishments of debt.”
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In order to meet its short-term cash needs, AmeriGas OLP has a $325 million unsecured credit agreement (“2011 Credit Agreement”) which expires on October 15, 2015. Concurrently with entering into the 2011 Credit Agreement on June 21, 2011, AmeriGas OLP terminated its then-existing $200 million revolving credit agreement dated as of November 6, 2006, and its $75 million credit agreement dated as of April 17, 2009 (“2009 Supplemental Credit Agreement”).
At September 30, 2011, there were $95.5 million of borrowings outstanding under the 2011 Credit Agreement. At September 30, 2010, there were $91 million of borrowings outstanding under predecessor credit agreements. The average interest rate on the 2011 Credit Agreement and predecessor credit agreements borrowings at September 30, 2011 and 2010 was 2.29% and 1.31%, respectively. Borrowings under our credit agreements are classified as bank loans on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the 2011 Credit Agreement and predecessor credit agreements, which reduce the amounts available for borrowings, totaled $35.7 million at September 30, 2011 and 2010. The average daily and peak bank loan borrowings outstanding under the credit agreements during Fiscal 2011 were $151.1 million and $235 million, respectively. The average daily and peak bank loan borrowings outstanding under the credit agreements during Fiscal 2010 were $43.9 million and $135 million, respectively. At September 30, 2011, the Partnership’s available borrowing capacity under the 2011 Credit Agreement was $193.8 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the 2011 Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 except for cash needs related to the acquisition of the retail propane business of Energy Transfer Partners, which will be financed separately (see “Subsequent Event” below). For a more detailed discussion of the Partnership’s credit facilities, see Note 7 to Consolidated Financial Statements.
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
The General Partner may establish reserves for the proper conduct of the Partnership’s business and for distributions during the next four quarters. In addition, until March 17, 2011, certain of the Partnership’s debt agreements required that reserves be established for the payment of debt principal and interest.
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

Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were as follows:

	Fiscal
	2011	2010	2009
1st Quarter	$0.705	$0.670	$0.64
2nd Quarter	$0.705	$0.670	0.64
3rd Quarter	$0.740	$0.705	0.67
4th Quarter	$0.740	$0.705	0.84
During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $9.0 million in Fiscal 2011, $6.9 million in Fiscal 2010 and $8.5 million in Fiscal 2009. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2011, Fiscal 2010 and Fiscal 2009 of $5.0 million, $3.0 million and $4.5 million, respectively.
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
Cash flow from operating activities was $188.9 million in Fiscal 2011, $218.8 million in Fiscal 2010 and $367.5 million in Fiscal 2009. Cash flow from operating activities before changes in operating working capital was $283.7 million in Fiscal 2011, $269.5 million in Fiscal 2010 and $281.2 million in Fiscal 2009. Cash provided (used) to fund changes in operating working capital totaled $(94.9) million in Fiscal 2011, ($50.7) million in Fiscal 2010 and $86.3 million in Fiscal 2009. Cash flow from changes in operating working capital primarily reflects the impact of changes in propane product costs on cash receipts from customers and cash paid for propane as reflected in changes in accounts receivable, inventories and accounts payable. The higher cash needed to fund changes in working capital in Fiscal 2011 and Fiscal 2010 generally resulted from year-over-year increases in wholesale propane product prices. The greater cash provided by changes in operating working capital in Fiscal 2009 reflects a significant decline in wholesale propane product costs. Cash flow from changes in operating working capital in Fiscal 2009 also reflects reimbursements of $17.8 million of counterparty collateral deposits paid in Fiscal 2008.

Investing activities. Investing activity cash flow is principally affected by expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $106.1 million in Fiscal 2011, $114.9 million in Fiscal 2010 and $79.5 million in Fiscal 2009. We spent $77.2 million for property, plant and equipment (comprising $38.2 million of maintenance capital expenditures and $39.0 million of growth capital expenditures) in Fiscal 2011; $83.2 million for property, plant and equipment (comprising $41.1 million of maintenance capital expenditures and $42.1 million of growth capital expenditures) in Fiscal 2010; and $78.7 million for property, plant and equipment (comprising $37.5 million of maintenance capital expenditures and $41.2 million of growth capital expenditures) in Fiscal 2009. In November 2008, the Partnership sold its California 600,000 barrel LPG storage facility for net cash proceeds of $42.4 million.
Financing activities. Changes in cash flow from financing activities are primarily due to distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, borrowings under credit agreements, and issuances of AmeriGas Partners Common Units. Cash flow used by financing activities was $81.8 million in Fiscal 2011, $155.4 million in Fiscal 2010 and $239.7 million in Fiscal 2009. As previously mentioned, during Fiscal 2011, AmeriGas Partners redeemed $415 million principal amount of its 7.25% Senior Notes due 2015 and $14.6 million principal amount of its 8.875% Senior Notes due 2011 with proceeds from the issuance of $470 million principal amount of 6.50% Senior Notes due 2021. In addition, AmeriGas Partners redeemed $350 million principal amount of its 7 1/8% Senior Notes due 2016 with proceeds from the issuance of $450 million principal amount of 6.25% Senior Notes due 2019. A portion of the proceeds from the issuance of the Senior Notes were also used to reduce bank loan borrowings. Repayments of long-term debt in Fiscal 2011 include $30.6 million of transaction fees and expenses associated with these extinguishments of debt. During Fiscal 2010, AmeriGas OLP repaid $80 million of maturing First Mortgage Notes using bank loan borrowings and cash from operations. During Fiscal 2009, AmeriGas OLP repaid $70 million of maturing First Mortgage Notes using cash generated from operations.

Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2011, Fiscal 2010 and Fiscal 2009. We also provide amounts we expect to spend in Fiscal 2012. We expect to finance Fiscal 2012 capital expenditures principally from cash generated by operations and borrowings under our 2011 Credit Agreement.

Year Ended September 30,	2012	2011	2010	2009
(millions of dollars)	(estimate)
Property, plant and equipment	$80.3	$77.2	$83.2	$78.7
Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2011 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt, lease obligations, capital expenditures and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2011:

	Payments Due by Period
					Fiscal 2017
			Fiscal 2013 -	Fiscal 2015 -	and
(millions of dollars)	Total	Fiscal 2012	2014	2016	thereafter
Long-term debt (a)	$933.5	$4.7	$5.5	$3.2	$920.1
Interest on long-term fixed-rate debt (b)	530.6	58.7	117.4	117.4	237.1
Operating leases	252.7	56.1	87.0	54.8	54.8
Propane supply contracts	65.8	65.8	—	—	—
Other purchase obligations (c)	30.6	30.6	—	—	—

Total	$1,813.2	$215.9	$209.9	$175.4	$1,212.0

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Includes material capital expenditure obligations.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2011 principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2011 the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $9.0 million.
Partnership Sale of California Storage Facility
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. We recorded a pre-tax gain of $39.9 million associated with this transaction, which increased net income attributable to AmeriGas Partners for the year ended September 30, 2009 by $39.5 million.

Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. Prior to the October 1, 2010 merger of Eagle OLP with AmeriGas OLP (the “Merger”) and pursuant to a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP prior to the Merger, and the General Partner, the General Partner was also entitled to reimbursement for all direct and indirect expenses it made on Eagle OLP’s behalf. These costs, which totaled $363.4 million in Fiscal 2011, $350.2 million in Fiscal 2010 and $355.0 million in Fiscal 2009, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $10.8 million in Fiscal 2011, $10.8 million in Fiscal 2010 and $12.2 million in Fiscal 2009. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3.2 million in Fiscal 2011, $2.3 million in Fiscal 2010 and $3.3 million in Fiscal 2009.
AmeriGas OLP purchases propane from Atlantic Energy, Inc. (“Atlantic Energy”), which, prior to July 30, 2010, was a subsidiary of UGI. Atlantic Energy and AmeriGas OLP are parties to a propane sales agreement (“Product Sales Agreement”). The Product Sales Agreement was amended to extend beyond the initial termination date of April 30, 2010 to April 30, 2015 and to provide for an option to extend beyond that date for an additional five years. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. In addition, from time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services and Atlantic Energy (through July 30, 2010) totaled $4.1 million, $39.8 million and $24.3 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a second-tier subsidiary of UGI Utilities, Inc., for $32.0 million cash plus estimated working capital of $1.6 million. UGI Utilities, Inc. is a wholly owned subsidiary of UGI. CPP sold propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from credit agreement borrowings. Pursuant to the acquisition agreement, in February 2009, AmeriGas OLP reached an agreement with UGI Utilities on the working capital adjustment pursuant to which UGI Utilities reimbursed AmeriGas OLP $1.4 million plus interest.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material in Fiscal 2011, Fiscal 2010 or Fiscal 2009.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet arrangements that are expected to have an effect on the Partnership’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Event — Proposed Acquisition of the Propane Operations of Energy Transfer Partners
On October 17, 2011, AmeriGas Partners announced that it had reached a definitive agreement to acquire the propane operations of Energy Transfer Partners, L.P. (“Energy Transfer”) for total consideration of approximately $2.9 billion, including $1.5 billion in cash, AmeriGas Partners Common Units valued at approximately $1.3 billion at the time of the execution of the agreement, and the assumption of $71 million in debt (the “Acquisition”). Energy Transfer conducts its propane operations in 41 states through its subsidiaries Heritage Operating, L.P. and Titan Energy Partners, L.P. (collectively, “Heritage Propane”). According to LP-Gas Magazine rankings, Heritage Propane is the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers. The acquisition of Heritage Propane is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Act. AmeriGas Partners’ obligation to complete the acquisition is also conditioned on it obtaining debt financing on certain agreed upon terms. In addition to new debt financing, the Partnership expects to increase the size of its 2011 Credit Agreement to at least $500 million upon closing of the Acquisition. The agreement contains termination rights for both parties. Under certain conditions, termination by AmeriGas Partners could result in the payment of a termination fee of up to $125 million. AmeriGas Partners expects to complete the Acquisition by March 31, 2012.
Market Risk Disclosures
Our primary financial market risks include commodity prices for propane and interest rates on borrowings. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2011 and 2010 were (losses) gains of $(6.4) million and $8.0 million, respectively. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $19.6 million and $18.7 million, respectively.
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
Our variable-rate debt includes borrowings under the 2011 Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. At September 30, 2011, there were $95.5 million of borrowings outstanding under the 2011 Credit Agreement. Based upon the average level of borrowings outstanding under the credit agreements in Fiscal 2011, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $1.5 million.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $62.9 million and $42.9 million at September 30, 2011 and 2010, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $49.3 million and $46.0 million at September 30, 2011 and 2010, respectively.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we may enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at September 30, 2011 or 2010.
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

Depreciation and amortization of long-lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2011, our net property, plant and equipment totaled $645.8 million and we recorded depreciation expense of $83.0 million during Fiscal 2011. As of September 30, 2011, our net intangible assets other than goodwill totaled $41.5 million and we recorded amortization expense on intangible assets of $8.1 million during Fiscal 2011.
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
The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Audit Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:
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
The Executive Committee members are Messrs. Schlanger (Chairman) and Greenberg and Dr. Ban. The Committee has the full authority of the Board to act on matters between meetings of the Board, with specified limitations relating to major transactions.
The Corporate Governance Committee members are Messrs. Stoeckel (Chairman), Pratt and Schlanger. The Committee identifies nominees and reviews qualifications of persons eligible to stand for election as Directors and makes recommendations to the Board on these matters, advises the Board with respect to significant developments in corporate governance matters, reviews and assesses the performance of the Board and each Committee, and reviews and makes recommendations to the Board of Directors regarding director compensation. Each member of the Corporate Governance Committee is independent as defined by the New York Stock Exchange listing standards.

When considering whether the Board’s Directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to satisfy the oversight responsibilities of the Board, the Corporate Governance Committee and the Board considered primarily the information about the backgrounds and experiences of the Directors contained under the section of this Report entitled “Directors, Executive Officers and Corporate Governance — Directors and Executive Officers of the General Partner.” In particular, with regard to Mr. Greenberg, the Board considered his executive leadership and vision demonstrated in leading the Partnership’s successful growth for more than 17 years, and his extensive industry knowledge and experience. With regard to Mr. Bissell, the Board considered his senior management experience as the General Partner’s Chief Executive Officer and his extensive industry knowledge. With regard to Mr. Walsh, the Board considered his experience serving as Vice Chairman of the General Partner, his senior management experience with UGI Corporation and another global public company, and his broad industry knowledge and insight. With regard to Dr. Ban, the Board considered his extensive energy industry and emerging energy technologies knowledge and experience, including his experience as Chief Executive Officer of the Gas Research Institute, and his public company directorship and committee experience. With regard to Mr. Marrazzo, the Board considered his extensive experience as Chief Executive Officer of both non-profit and public companies, his city government leadership experience, and his public and private company directorship and committee experience. With regard to Mr. Pratt, the Board considered his extensive executive and financial management experience, his knowledge of the information technology field, and his public and private company directorship and committee experience. With regard to Mr. Schlanger, the Board considered his senior management experience as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Arco Chemical Company, a large public company, and his experience serving as chairman, director and committee member of the boards of directors of large public and private international companies, including his experience serving on boards of directors of public companies as a result of being nominated by a major shareholder. With regard to Mr. Stoeckel, the Board considered his management experience as Chief Executive Officer of a large private company sharing similarities with the Partnership, such as a similar workforce and a large number of geographically dispersed retail locations, and his private company directorship experience.
The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations — Corporate Governance.” Copies of all corporate governance documents posted on the Partnership’s website are available free of charge by writing to Hugh J. Gallagher, Treasurer, AmeriGas Propane, Inc., P. O. Box 965, Valley Forge, PA 19482.
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

Name	Age	Position with the General Partner
Lon R. Greenberg	61	Chairman and Director
Eugene V. N. Bissell	58	President, Chief Executive Officer and Director
John L. Walsh	56	Vice Chairman and Director
Stephen D. Ban	70	Director
William J. Marrazzo	62	Director
Gregory A. Pratt	63	Director
Marvin O. Schlanger	63	Director
Howard B. Stoeckel	66	Director
John S. Iannarelli	47	Vice President — Finance and Chief Financial Officer
William D. Katz	58	Vice President — Human Resources
David L. Lugar	54	Vice President — Supply and Logistics
Andrew J. Peyton	43	Vice President — Sales and Marketing
Kevin Rumbelow	51	Vice President — Operations Support
Steven A. Samuel	51	Vice President — Law and General Counsel
Jerry E. Sheridan	46	Vice President and Chief Operating Officer
William J. Stanczak	56	Controller and Chief Accounting Officer
Mr. Greenberg is a director (since 1994) and Chairman of the Board of Directors of the General Partner. He previously served as President and Chief Executive Officer of the General Partner (1996 to 2000) and Vice Chairman (1995 to 1996). He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been President (1994 to 2005) and Senior Vice President — Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc., Aqua America, Inc. and Ameriprise Financial, Inc.

Mr. Bissell is President, Chief Executive Officer and a director of the General Partner (since 2000), having served as Senior Vice President — Sales and Marketing of the General Partner (1999 to 2000) and Vice President — Sales and Operations (1995 to 1999). Previously, he was Vice President — Distributors and Fabrication, BOC Gases (1995), having been Vice President — National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with UGI Corporation and its subsidiaries, including Director, Corporate Development. Mr. Bissell is a member of the Board of Directors of the National Propane Gas Association and a member of the Kalamazoo College Board of Trustees. Mr. Bissell is planning to retire in the Spring of 2012.
Mr. Walsh is a director and Vice Chairman of the General Partner (since 2005). He also serves as a director and President and Chief Operating Officer of UGI Corporation (since 2005). In addition, Mr. Walsh is a director and Vice Chairman of UGI Utilities, Inc. (since  2005). He served as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President-Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000).
Dr. Ban was elected a director of the General Partner on February 22, 2006. He is currently working as a consultant in private industry. Dr. Ban retired as Director of the Technology Transfer Division of the Argonne National Laboratory, a science-based Department of Energy laboratory dedicated to advancing the frontiers of science in energy, environment, biosciences and materials (2001 to 2010). He previously served as President and Chief Executive Officer of the Gas Research Institute, a gas industry research and development company funded by distributors, transporters, and producers of natural gas (1987 to 1999). He also served as Executive Vice President of Gas Research Institute. Prior to joining Gas Research Institute in 1981, he was Vice President, Research and Development and Quality Control of Bituminous Materials, Inc. Dr. Ban also serves as a director of UGI Corporation, UGI Utilities, Inc. and Energen Corporation.
Mr. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation’s fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988 to 1997); Water Commissioner for the Philadelphia Water Department (1971 to 1988) and Managing Director for the City of Philadelphia (1983 to 1984). He also serves as a director of American Water Works Company, Inc. Mr. Marrazzo retired from the Board of Directors of Woodard & Curran in 2011.
Mr. Pratt was elected a director of the General Partner on May 24, 2005. He is Chairman of the Board of Carpenter Technology Corporation, a manufacturer and distributor of stainless steel and specialty alloys (since 2009). Mr. Pratt previously served as interim Chief Executive Officer and President of Carpenter Technology Corporation (2009 to 2010). He is the former Vice Chairman and a director of OAO Technology Solutions, Inc. (OAOT), an information technology professional services company (2002 to 2010). He joined OAOT in 1998 as President and Chief Executive Officer after OAOT acquired Enterprise Technology Group, Inc., a software engineering firm founded by Mr. Pratt. Mr. Pratt also serves as President and a director of the Capital Area Chapter of the National Association of Corporate Directors, a non-profit organization. He previously served as a director, President and Chief Operating Officer of Intelligent Electronics, Inc. (1991 to 1996), and was co-founder, and served as Chief Financial Officer of Atari Corp. and President of Atari (US) Corp. (1984 to 1991).
Mr. Schlanger was elected a director of the General Partner on January 26, 2009. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C., a company that provides management services and capital to the chemical and allied industries (since 1998). Mr. Schlanger also serves as Chairman of the supervisory Board of LyondellBassell Industries N.V. (since 2010) and Chairman of the Board of CEVA Group, Plc (since 2009). He was previously Vice Chairman of Hexion Specialty Chemicals, Inc. (2005 to 2011), Chairman and Chief Executive Officer of Resolution Performance Products, Inc., a manufacturer of specialty and intermediate chemicals (2000 to 2005), Chairman of Covalence Specialty Materials Corp. (2006 to 2007), and Chairman of Resolution Specialty Materials, LLC (2004 to 2005). Mr. Schlanger also serves as a director of UGI Corporation, UGI Utilities, Inc., and Momentive Performance Materials Inc.
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

Mr. Iannarelli is Vice President — Finance and Chief Financial Officer of the General Partner (since May 2011). He previously served as Vice President — Field Operations, North (2010 to 2011), Vice President — Midwest Operations (2009 to 2010) and Vice President — Business Reengineering (2006 to 2009). Prior to 2006, he held various positions of increasing responsibility with the General Partner including Region Vice President West (2004 to 2006), Director of Region Operations (2001 to 2004), and Director of Corporate Development (2000 to 2001). He joined the General Partner in December 1987.
Mr. Katz is Vice President — Human Resources of the General Partner (since 1999), having served as Vice President — Corporate Development (1996 to 1999). Previously, he was Vice President — Corporate Development of UGI Corporation (1995 to 1996). Prior to joining UGI Corporation, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day, Reavis & Pogue, and later in the Legal Department at Campbell Soup Company.
Mr. Lugar is Vice President — Supply and Logistics of the General Partner (since 2000). Previously, he served as Director — NGL Marketing for Conoco, Inc., where he spent 20 years in various positions of increasing responsibility in propane marketing, operations, and supply.
Mr. Peyton is Vice President — Sales and Marketing of the General Partner (since 2010). Previously, he served as General Manager, Southern Region and Northeast Region (2009 to 2010) and as General Manager, Southern Region (2006 to 2009). Prior to joining the General Partner, Mr. Peyton served in a variety of positions, including national accounts and product management, during his more than ten year tenure at Ryerson, Inc.
Mr. Rumbelow is Vice President — Operations Support (since 2006). Previously, Mr. Rumbelow spent over 20 years at Rohm and Haas Company in Philadelphia, Pennsylvania, and the United Kingdom, in positions of increasing responsibility including Corporate Logistics/Supply Chain Director (2000 to 2006), North American Region Logistics Manager (1998 to 2000), and Inter Regional Logistics Manager (1996 to 1998).
Mr. Samuel is Vice President — Law and General Counsel of the General Partner (since May 2011). Prior to May 2011, Mr. Samuel served as Vice President — Law and Associate General Counsel (2008 to 2011). Previously, he was Group Counsel — Propane (2004 to 2007); Senior Counsel (1999 to 2004) and Counsel (1996 to 1999). He joined UGI Corporation as Associate Counsel in 1993.
Mr. Sheridan is Vice President — Operations and Chief Operating Officer of the General Partner (since May 2011). Previously, Mr. Sheridan served as Vice President — Finance and Chief Financial Officer (2005 to 2011). Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly—owned subsidiary of PQ Corporation. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation, a global producer of inorganic specialty chemicals. Mr. Sheridan also serves as a director and chair of the Compensation Committee of Kingsbury, Inc., a provider of engineering bearing solutions (since 2005).
Mr. Stanczak is Controller and Chief Accounting Officer of AmeriGas Propane, Inc. (since 2004). Previously he held the position of Director — Corporate Accounting and Reporting of UGI Corporation (2003 to 2004). Mr. Stanczak also served as Controller of the Gas Utility Division of UGI Utilities, Inc., a subsidiary of UGI Corporation (1991 to 2003).
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
Non-management Directors
Non-management directors meet at regularly scheduled executive sessions without management present. These sessions are led by Mr. Schlanger, who currently holds the position of Presiding Director.
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

Section 16(a) — Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that during Fiscal 2011 all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

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
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2011.
Compensation/Pension Committee
Marvin O. Schlanger, Chairman
Stephen D. Ban
William J. Marrazzo
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Eugene V.N. Bissell, our President and Chief Executive Officer; John S. Iannarelli, our Vice President — Finance and Chief Financial Officer since May 9, 2011; Jerry E. Sheridan, our Vice President - Finance and Chief Financial Officer, through May 9, 2011, and our current Vice President and Chief Operating Officer; Lon R. Greenberg, our Chairman; John L. Walsh, our Vice Chairman; William D. Katz, our Vice President - Human Resources; and Robert H. Knauss, our current Vice President and Secretary (formerly our General Counsel). We refer to these executive officers as our “named executive officers.”
Compensation decisions for Messrs. Bissell, Iannarelli, Sheridan and Katz were made by the independent members of the Board of Directors of the General Partner after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Messrs. Greenberg, Walsh and Knauss were made by the independent members of the Board of Directors of UGI, after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to AmeriGas Propane, Inc. and/or UGI Corporation and the term “Committee” or “Committees” to refer to the AmeriGas Propane, Inc. Compensation/Pension Committee and/or the UGI Corporation Compensation and Management Development Committee as appropriate in the relevant compensation decisions, unless the context indicates otherwise.

Executive Summary
Objectives of Our Compensation Program
Our compensation program for named executive officers is designed to:
•	provide a competitive level of total compensation;
•	motivate and encourage our executives to contribute to our financial success; and
•	reward our executives for leadership excellence and performance that promotes sustainable growth in unitholder value.
Components of Annual Fiscal 2011 Compensation Program
The following chart provides a brief summary of the principal elements of our executive compensation program for Fiscal 2011. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Components of Compensation Paid to Named Executive Officers in Fiscal 2011
Compensation
Element	Form	Compensation Objective	Relation to Performance	2011 Actions/Results
Base Salary	Fixed annual cash paid bi-weekly	Compensate executives for their level of responsibility and sustained individual performance based on market data.	Merit salary increases are based on subjective performance evaluations.	Merit salary increases ranged from 2.5% to 6.0%.

Annual Bonus Awards	Variable cash, paid on an annual basis.	Motivate executives to focus on achievement of our annual business objectives.	The amount of the annual bonus, if any, is entirely dependent on achievement of our goals relating to earnings per Common Unit, subject to adjustment for customer growth (for Messrs. Bissell, Iannarelli, Sheridan and Katz) and earnings per share (for Messrs. Greenberg, Walsh and Knauss).	Target incentives ranged from 40% to 110% of salary. Actual bonuses earned were based on entity performance as follows: AmeriGas Propane, 72.2% to 76.5% of target UGI Corporation, 88.7% of target

Long-Term Compensation	Performance Units payable in Common Units or UGI stock	Align executive interests with unitholder and shareholder interests; create a strong financial incentive for achieving long-term performance goals by encouraging total AmeriGas common unitholder return that compares favorably to energy master limited partnerships or total UGI shareholder return that compares favorably to other utility companies.	The total unitholder return of AmeriGas Partners Common Units (or shareholder return of UGI stock) relative to entities in an industry index over a three year period.	Performance units constitute approximately 50% of our long-term compensation opportunity. The number of performance units awarded in Fiscal 2011 ranged from 1,700 to 70,000.

The actual number of Common Units or shares to be awarded can range from 0% to 200% of performance units awarded, depending on comparative return during the three year period from January 1, 2011 through December 31, 2013.

Components of Compensation Paid to Named Executive Officers in Fiscal 2011
Compensation
Element	Form	Compensation Objective	Relation to Performance	2011 Actions/Results

Long-Term Compensation	UGI Stock Options	Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performances goals, as the value of stock options is a function of the price of UGI stock.	The increase in value of stock options is dependent on increases in UGI’s stock price.	Stock options constitute approximately 50% of our long-term compensation opportunity. The number of shares underlying option awards ranged from 12,000 shares to 300,000 shares.
Link Between Our Financial Performance and Executive Compensation
In 2011, UGI, the owner of our General Partner and the holder of a 44 percent ownership interest in us, ranked 43rd in a survey of the top Fortune 500 companies for total return to shareholders over the last 10 years. We believe that the principal performance-based components of our compensation program have effectively linked our executives’ compensation to our financial performance, as indicated below. The following table is provided as supplemental information because we believe it illustrates a clear picture of the total direct performance-based compensation paid or awarded to Mr. Bissell in Fiscal 2011, 2010 and 2009. A comparable illustration would apply to our other named executive officers. The information in the supplemental table below differs from the information in the Summary Compensation Table in several ways. Specifically, the table below (i) omits the columns captioned “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and “All Other Compensation” because those dollar amounts are not generally related to performance, (ii) shows actual (or estimated in the case of performance related to Fiscal 2011) performance unit payout values, and (iii) shows the intrinsic value of stock options awarded based on UGI’s stock price on September 30, 2011.

					Total Intrinsic Value
					of Stock Options
					Granted in Fiscal
			Performance		2011 (Valued at	Total Direct
Fiscal Year	Salary	Bonus	Unit Payout(1)		9/30/11)	Compensation
2011	$502,268	$290,000	$0	(2)	$0	$792,268
2010	$490,000	$349,664	$969,149	(3)	$166,400	$1,975,213
2009	$490,000	$450,800	$663,076	(4)	$138,750	$1,742,626

(1)	Payout calculated for three-year performance periods based on calendar years, not fiscal years.

(2)	Estimated based on performance through October 31, 2011 for the 2009-2011 performance period.

(3)	Actual payout for the 2008-2010 performance period.

(4)	Actual payout for the 2007-2009 performance period.
Short-Term Incentives — Annual Bonuses
Our annual bonuses are directly tied to one key financial metric for each executive — earnings per Common Unit, as adjusted for customer growth (in the case of Messrs. Bissell, Iannarelli, Sheridan and Katz) and earnings per share (in the case of Messrs. Greenberg, Walsh and Knauss). Each Committee has discretion under our executive annual bonus plans to (i) adjust EPU and EPS results for extraordinary items or other events as the Committee deems appropriate, and (ii) increase or decrease the amount of an award determined to be payable under the bonus plan by up to 50 percent. For Fiscal 2011, each Committee exercised its discretion in determining the executive bonuses set forth in the table below. See “Elements of Compensation — Annual Bonus Awards.”

			% of			% of
			Target			Target
			Bonus			Bonus
	AmeriGas		Paid to			Paid to
	Partners	AmeriGas	AmeriGas	UGI		UGI
	Targeted	Partners	named	Corporation	UGI	named
Fiscal	EPU	Actual	executive	Targeted EPS	Corporation	executive
Year	Range	EPU	officers	Range	Actual EPS	officers)
2011	$3.12–$3.26	$2.30	72.2% – 76.5%	$2.30–$2.40	$2.06	88.7%
2010	$2.97–$3.14	$2.80	89.2%	$2.20–$2.30	$2.36	107.3%
2009	$2.72–$2.86	$3.59	115.0%	$2.10–$2.20	$2.36	149.1%

Long-Term Incentives — Stock Options
Stock option values reported in the Summary Compensation Table reflect the valuation methodology mandated by SEC regulations, which is based on grant date fair value as determined under generally accepted accounting principles (“GAAP”). Therefore, the amounts shown under “Option Awards” in the Summary Compensation Table do not reflect performance of the underlying shares subsequent to the grant date. From the perspective of our executives, the value of a stock option is based on the excess of the market price of the underlying shares over the exercise price (sometimes referred to as the “intrinsic value”) and, therefore, is directly affected by market performance of UGI’s stock. For example, all stock options granted to the named executive officers in Fiscal 2011 have an exercise price of $31.58 per share, but by September 30, 2011, the market price per share of UGI stock declined to $26.27. As a result of the market performance of UGI’s stock, as of September 30, 2011, all options granted in Fiscal 2011 had no intrinsic value. As further demonstrated by the following table, which pertains to stock options granted in Fiscal 2011 to Mr. Bissell, the fiscal year-end intrinsic value of the options granted to our executives during Fiscal 2011 is less than the amounts set forth in column (f) of the Summary Compensation Table.

		Summary			Total Intrinsic
	Number of Shares	Compensation	Exercise	Price Per	Value of
Fiscal	Underlying	Table Option	Price Per	Share at	Options at
Year	Options Granted	Awards Value	Share	9/30/11	9/30/11
2011	80,000	$434,000	$31.58	$26.27	$0
2010	80,000	$359,200	$24.19	$26.27	$166,400
2009	75,000	$304,500	$24.42	$26.27	$138,750
Long-Term Incentives — Performance Units
The performance units are valued upon grant date in accordance with SEC regulations, based on grant date fair value as determined under GAAP. Nevertheless, the actual number of partnership units or shares ultimately awarded is entirely dependent on the total unitholder return on AmeriGas Partners’ Common Units (or, in the case of Messrs. Greenberg, Walsh and Knauss, total shareholder return on UGI Corporation common stock), relative to a competitive peer group, which will not be determined with respect to performance units granted in Fiscal 2011 until the end of 2013.
The following tables show the correlation between levels of AmeriGas Partners and UGI Corporation total unitholder and shareholder return and long-term incentive compensation paid in Fiscal 2011, Fiscal 2010 and Fiscal 2009, and the estimated payout for fiscal year 2012 using October 31, 2011, instead of December 31, 2011, as the end of the three-year performance period. The tables also compare AmeriGas Partners and UGI Corporation total unitholder and shareholder return to the average unitholder and shareholder return of their respective peer groups.

			Total Average
			Unitholder	AmeriGas
			Return of Peer	Partners
	AmeriGas Partners	AmeriGas	Group	Performance
Performance	Total Unitholder Return	Partners Total	(Excluding	Unit Payout as a
Period (Calendar	Ranking Relative to Peer	Unitholder	AmeriGas	Percentage of
Year)	Group	Return(1)	Partners)	Target
2009 – 2011(2)	12th out of 19 (39th percentile)	95.8%	123.3%	0
2008 – 2010	6th out of 19 (74th percentile)	63.7%	56.5%	147.8
2007 – 2009	6th out of 19 (72nd percentile)	49.6%	32.9%	145.4
2006 – 2008	5th out of 20 (79th percentile)	21.1%	2.0%	156.6

(1)	Calculated in accordance with the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan.

(2)
Estimated rankings and payouts reflect the TUR of AmeriGas Partners for the 2009-2011 performance period through October 31, 2011. Actual payouts for fiscal year 2012 will be determined January 1, 2012. It is important to note that the performance periods are based on calendar years, which do not conform to our fiscal years.

			Total Average	UGI
		UGI	Shareholder	Corporation
	UGI Corporation	Corporation	Return of Peer	Performance
Performance	Total Shareholder Return	Total	Group	Unit Payout as a
Period (Calendar	Ranking Relative to Peer	Shareholder	(Excluding UGI	Percentage of
Year)	Group	Return(1)	Corporation)	Target
2009 – 2011(2)	26th out of 34 (24th percentile)	29.2%	47.5%	0
2008 – 2010	2nd out of 32 (97th percentile)	27.3%	-9.3%	191.9
2007 – 2009	13th out of 30 (58th percentile)	0.2%	-9.5%	121.6
2006 – 2008	9th out of 29 (71st percentile)	10.4%	-4.3%	144.0

(1)	Calculated in accordance with UGI Corporation’s Amended and Restated 2004 Omnibus Equity Compensation Plan.

(2)
Estimated rankings and payouts reflect the TSR of UGI Corporation for the 2009-2011 performance period through October 31, 2011. Actual payouts for fiscal year 2012 will be determined January 1, 2012. It is important to note that the performance periods are based on calendar years, which do not conform to UGI’s fiscal years.

As noted below, beginning with performance units granted in Fiscal 2011, total shareholder return for UGI will be compared to companies in the Russell MidCap Utilities Index (exclusive of telecommunications companies) (“Adjusted Russell MidCap Utilities Index”), rather than to companies in the S&P Utilities Index. In addition, beginning in Fiscal 2010, total unitholder return for AmeriGas Partners is compared to the energy master limited partnerships in the Alerian MLP Index, rather than to the group of selected publicly-traded limited partnerships engaged in the propane, pipeline and coal industries.
Compensation Governance Practices
The Committee seeks to implement and maintain sound compensation governance practices, which include the following:
•	The Committee is composed entirely of directors who are independent, as defined in the corporate governance listing standards of the New York Stock Exchange.
•	The Committee utilizes the services of Pay Governance LLC (“Pay Governance”), an independent outside compensation consultant.
•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2011, 74% of the principal compensation components, in the case of Mr. Bissell, and 49% to 80% of the principal compensation components, in the case of all other named executive officers, were variable and tied to financial performance or total shareholder return.

•
AmeriGas Partners awards a substantial portion of compensation in the form of long-term awards, namely stock options and performance units, so that executive officers’ interests are aligned with unitholders and our long-term performance.

•
Annual bonus opportunities for the named executive officers were based on key financial metrics. Similarly, long-term incentives were based on the relative performance of AmeriGas Partners Common Units (or, in the case of Messrs. Greenberg, Walsh and Knauss, UGI Corporation common stock values and relative stock price performance).

•	We require termination of employment for payment under our change of control agreements (referred to as a “double trigger”).
•	We have meaningful equity ownership guidelines.
Compensation Philosophy and Objectives
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
In Fiscal 2011, the components of our compensation program included salary, annual bonus awards, discretionary cash bonuses, long-term incentive compensation (performance unit awards and UGI Corporation stock option grants), perquisites, retirement benefits and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We also consider granting discretionary special equity awards from time to time, although no such awards were made to the named executive officers during Fiscal 2011. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation
In determining Fiscal 2011 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:
•	provide the Committees with independent and objective market data;
•	conduct compensation analysis;
•	review and advise on pay programs and salary, target bonus and long-term incentive levels applicable to our executives; and
•	review components of our compensation program as requested from time to time by the Committees and recommend plan design changes as appropriate.
Pay Governance does not provide any services to us or our affiliates, other than those that it provides to the Committees.
In assessing competitive compensation, we referenced market data provided to us in Fiscal 2010 by Pay Governance. Pay Governance provided us with two reports: the “2010 Executive Cash Compensation Review” and the “2010 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance’s analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity and sustained individual and company performance, when setting our executives’ compensation.

For Messrs. Bissell, Iannarelli, Sheridan and Katz, the executive compensation analysis is based on general industry data in Towers Watson’s 2010 General Industry Executive Compensation Database (“General Industry Database”), which includes approximately 430 companies. For Messrs. Greenberg, Walsh and Knauss, the analysis was weighted 75 percent based on the General Industry Database and 25 percent based on Towers Watson’s 2010 Energy Services Executive Compensation Database (“Energy Services Database”). This weighting is designed to approximate the relative sizes of UGI’s non-utility and utility businesses. Towers Watson’s General Industry Database is comprised of companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Towers Watson Energy Services Database is comprised of approximately 100 companies, primarily utilities.
For Messrs. Greenberg, Walsh and Knauss, Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position ($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of UGI’s nonutility and utility businesses. The different weightings do not have an impact on the Committee’s decision-making. The identities of the companies that comprise the databases utilized by Pay Governance have not been disclosed to us by Pay Governance.
We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range for his salary grade approximates the 50th percentile of “going rate” for comparable executives included in the executive compensation database material referenced by Pay Governance. By comparable executive, we mean an executive having a similar range of responsibilities and the experience to fully perform these responsibilities. Pay Governance size-adjusted the survey data to account for the relative revenues of the survey companies in relation to ours. In other words, the adjustment reflects the expectation that a larger company would be more likely to pay a higher amount of compensation for the same position than a smaller company. Using this adjustment, Pay Governance developed going rates for positions comparable to those of our executives, as if the companies included in the respective databases had revenues similar to ours. We believe that Pay Governance’s application of size adjustments to applicable positions in these databases is an appropriate method for establishing market rates. After consultation with Pay Governance, we considered salary grade midpoints that were within 15 percent of the median going rate developed by Pay Governance to be competitive.

Elements of Compensation
Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners or UGI Corporation, as the case may be.
As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by our former compensation consultant in June 2010 (the Committee retained Pay Governance in July 2010), we increased the range of salary in each salary grade for each named executive officer, other than Mr. Greenberg, by 1.5 percent. The Committee established Mr. Greenberg’s Fiscal 2011 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Greenberg, this resulted in a 3.8 percent reduction of the range of salary in his salary grade from the prior year.
As previously disclosed, for Fiscal 2010, in response to the challenging global and domestic economic conditions and period of evolving market dynamics, our named executive officers did not receive base salary increases. In light of the improvement in general economic conditions, the Partnership’s performance and our review of competitive practices, we reinstated our normal practice of adjusting salaries in Fiscal 2011, including adjustments to reflect merit increases. The merit increases were targeted at 2.5 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual’s contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Bissell, Greenberg and Walsh, in their capacities as chief executive officers, had additional goals and objectives for Fiscal 2011. Mr. Bissell’s annual goals and objectives for Fiscal 2011 included achievement of annual bonus financial goals, completion of acquisitions adding $10 million of EBITDA annually, the mentoring of executives moving into new roles in Fiscal 2011 and the partial implementation of a new order-to-cash information system. Mr. Greenberg’s annual goals and objectives included the achievement of annual bonus financial goals, leadership in uncovering investment opportunities for UGI and its subsidiaries, and collaboration with the President and Chief Operating Officer of UGI on a succession plan for senior leadership of UGI and its subsidiaries. Mr. Walsh’s annual goals and objectives for Fiscal 2011 included achievement of UGI Utilities, Inc.’s annual bonus financial goals, implementation of UGI Utilities, Inc.’s growth strategy, including new marketing campaigns for conversions to natural gas and implementation of a UGI Utilities, Inc. Chief Executive Officer succession plan.
Except for Mr. Iannarelli, all named executive officers received a salary in Fiscal 2011 that was within 92 percent to 111 percent of the midpoint for his salary range. Mr. Iannarelli was promoted to Vice President - Finance and Chief Financial Officer of the General Partner, effective May 9, 2011. As a result of his promotion and having served in his new position for less than half of Fiscal 2011, Mr. Iannarelli’s salary for Fiscal 2011 was below the minimum of his salary range.
The following table sets forth each named executive officer’s Fiscal 2011 salary.

		Percentage Increase
Name	Salary	over Fiscal 2010 Salary
E. V. N. Bissell	$502,268	2.5%
J. S. Iannarelli(1)	$215,000	N/A
J. E. Sheridan(2)	$350,000	N/A
L. R. Greenberg	$1,099,540	3.0%
J. L. Walsh	$674,440	4.0%
W. D. Katz	$264,784	2.9%
R.H. Knauss	$360,776	6.0%

(1)
Mr. Iannarelli’s salary reflects his promotion to Vice President - Finance and Chief Financial Officer of the General Partner, effective May 9, 2011. In connection with that promotion, Mr. Iannarelli’s percentage increase over Fiscal 2010 salary was approximately 17%.

(2)
Mr. Sheridan’s salary reflects his promotion to Vice President and Chief Operating Officer of the General Partner, effective May 9, 2011. In connection with that promotion, Mr. Sheridan’s percentage increase over Fiscal 2010 salary was approximately 11%.

Annual Bonus Awards
Our annual bonus plans provide our named executive officers with the opportunity to earn annual cash incentives provided that certain performance goals are satisfied. Our annual cash incentives are intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of unitholder or shareholder value.
In determining each executive position’s target award level under our annual bonus plans, we considered database information derived by Pay Governance regarding the percentage of salary payable upon achievement of target goals for executives in similar positions at other companies as described above. In establishing the target award level, we position the amount within the 50th to 75th percentiles for comparable positions. We determined that the 50th to 75th percentile range was appropriate because we believe that the annual bonus opportunities should have a significant reward potential to recognize the difficulty of achieving the annual goals and the significant beneficial impact to the Partnership of such achievement. For Fiscal 2011, Mr. Bissell’s opportunity was set at approximately the 58th percentile and the other participating named executive officers’ opportunities were set between the 50th and 75th percentiles.
Messrs. Bissell, Iannarelli, Sheridan and Katz participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan (the “AmeriGas Bonus Plan”). For Messrs. Bissell, Iannarelli, Sheridan and Katz, the entire target award opportunity was based on earnings per Common Unit (“EPU”) of AmeriGas Partners, with the bonus achieved based on EPU, subject to adjustment based on achievement of our customer growth goal, as described below. We believe that annual bonus payments to our most senior executives should reflect our overall financial results for the fiscal year and EPU provides a straightforward, “bottom line” measure of the performance of an executive in a large, well-established business. In addition, we believe that customer growth for AmeriGas Partners is an important component of EPU because we foresee no growth in total demand for propane in the next several years, and, therefore, customer growth is an important factor in our ability to improve the Partnership’s long-term financial performance. Additionally, the customer growth adjustment serves to balance the risk of achieving our short-term annual financial goals at the expense of our long-term goal to increase our customer base.
Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Executive Annual Bonus Plan. For reasons similar to those underlying our use of EPU as a goal for Messrs. Bissell, Iannarelli, Sheridan and Katz, the entire target award for Messrs. Greenberg, Walsh and Knauss was based on UGI’s earnings per share (“EPS”). We also believe that EPS is an appropriate measure for Messrs. Greenberg, Walsh and Knauss, whose duties encompass UGI and its affiliated enterprises, including the General Partner and the Partnership. The EPS measure is not subject to adjustment based on customer growth or any other metric.
As noted above, each of Messrs. Bissell’s, Iannarelli’s, Sheridan’s, and Katz’s target award opportunity was based on EPU of the Partnership, subject to modification based on customer growth. The targeted EPU for bonus purposes for Fiscal 2011 was established to be in the range of $3.12 to $3.26 per Common Unit. Under the target bonus criteria applicable to Mr. Bissell, no bonus would be paid if the EPU amount was less than approximately 83 percent of the EPU target, while 200 percent of the target bonus might be payable if EPU was approximately 120 percent or more of the target. The percentage of target bonus payable based on various levels of EPU is referred to as the “EPU Leverage Factor.” The amount of the award determined by applying the EPU Leverage Factor is then adjusted to reflect the degree of achievement of a predetermined customer growth objective (“Customer Growth Leverage Factor”). For Fiscal 2011, the adjustment ranged from 90 percent if the growth target was not achieved, to 110 percent if the growth objective exceeded approximately 200 percent of the growth target. We believe the Customer Growth Leverage Factor for Fiscal 2011 represented an achievable but challenging growth target, as demonstrated by the fact that, during the past five fiscal years, the customer growth objective has been achieved with respect to one fiscal year. Once the EPU Leverage Factor and Customer Growth Leverage Factor are determined, the EPU Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain an adjusted leverage factor. This adjusted leverage factor is then multiplied by the target bonus opportunity to arrive at the bonus award payable for the fiscal year.

Each Committee has discretion to adjust performance results for extraordinary items or other events as the Committee deems appropriate. For Fiscal 2011, the Committee deemed it appropriate to adjust EPU to exclude the effect of the losses associated with AmeriGas Partners’ early extinguishments of debt in Fiscal 2011. Accordingly, each of Messrs. Iannarelli and Katz received a bonus payout equal to 76.5 percent of his target award. With respect to Messrs. Bissell and Sheridan, the Committee modestly reduced the resulting bonus amount to reflect the Committee’s assessment of the degree to which they had each met objectives relating to the implementation of our Order-to-Cash information system.
The bonus award opportunity for each of Messrs. Greenberg, Walsh and Knauss was structured so that no amounts would be paid unless UGI’s EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s EPS was 100 percent of the targeted EPS. The maximum award, equal to 200 percent of the target award, would be payable if EPS equaled or exceeded 120 percent of the EPS target. The targeted EPS for bonus purposes for Fiscal 2011 was established to be in the range of $2.30 to $2.40 per share. The targeted EPS for bonus purposes was not achieved and bonus payouts were adjusted accordingly. For Fiscal 2011, the Committee used its discretion and excluded from the calculation of EPS the effect of the losses associated with (i) AmeriGas Partners’ early extinguishments of debt and (ii) the hedging of a currency risk related to the purchase price of European LPG businesses. These adjustments resulted in an 11 percentage point increase in EPS for purposes of the UGI Bonus Plan. For Fiscal 2011, Messrs. Greenberg, Walsh and Knauss each received a bonus payout equal to 88.7 percent of his target award.
The following annual bonus payments were made for Fiscal 2011:

	Percent of Target	Amount of
Name	Bonus Paid	Bonus
E. V. N. Bissell	72.2%	$290,000
J. S. Iannarelli	76.5%	$89,051
J. E. Sheridan	72.2%	$125,000
L. R. Greenberg	88.7%	$1,072,821
J. L. Walsh	88.7%	$508,494
W. D. Katz	76.5%	$91,152
R. H. Knauss	88.7%	$208,005
Discretionary Bonuses
On November 17, 2011, the Committee and the independent members of the UGI Board of Directors approved discretionary bonuses of (i) $50,000 to Mr. Walsh, and (ii) $60,000 to Mr. Knauss. Mr. Walsh’s discretionary bonus was in recognition of his exceptional overall leadership, including serving as President and Chief Executive Officer of UGI Utilities, Inc. The discretionary bonus for Mr. Knauss was in recognition of his outstanding contributions and leadership efforts relating to acquisitions and other matters.

Long-Term Compensation — Fiscal 2011 Equity Awards
Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage executives to hold a significant equity stake in our company in order to align the executives’ interests with unitholder interests. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market. We awarded our long-term compensation effective January 1, 2011 for Messrs. Bissell, Iannarelli, Sheridan and Katz under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (“AmeriGas 2010 Plan”). Messrs. Greenberg, Walsh and Knauss received long-term compensation awards under UGI Corporation’s Amended and Restated 2004 Omnibus Equity Compensation Plan (the “2004 Plan”).
Our long-term compensation for Fiscal 2011 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. Messrs. Bissell, Iannarelli, Sheridan and Katz were awarded AmeriGas Partners performance unit awards tied to the three-year total return performance of AmeriGas Partners Common Units relative to that of the limited partnerships in the Alerian MLP Index. Messrs. Greenberg, Walsh and Knauss were each awarded UGI Corporation performance units tied to the three-year total return performance of UGI’s common stock relative to that of the companies in the Adjusted Russell MidCap Utilities Index. Each performance unit represents the right of the recipient to receive a Common Unit or a share of common stock if specified performance goals and other conditions are met.
As is the case with cash compensation and annual bonus awards, we referenced Pay Governance’s analysis of executive compensation database information. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2011, we initially referenced (i) median salary information and (ii) the percentage of the market median base salary for each position to be delivered as a long-term compensation opportunity, both as calculated by Pay Governance. Pay Governance developed the percentages of base salary used to determine the amount of equity compensation based on the applicable executive compensation databases and was targeted to produce a long-term compensation opportunity at the 50th percentile level.
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
In past years, our compensation consultant provided both the competitive market and UGI’s long-term incentive values based upon a standardized “expected value” approach, which applied a binomial-lattice model for stock options. Under the binomial-lattice model, the value of a stock option equals the probability-weighted average of stock option gains at various points in time. However, in connection with its analysis of long-term incentive compensation, Pay Governance suggested that we consider an alternative approach to valuing long-term incentive awards by utilizing the accounting values reported directly by companies to the survey databases. Those accounting values are determined in accordance with GAAP.
In its analysis of the alternative valuation methods, Pay Governance calculated the effect of using the alternative approaches. The total number of UGI stock options calibrating to 50 percent of the total market median long-term incentive value as calculated by recommended by Pay Governance using the accounting values approach was considerably less than the number derived from the expected value approach for Fiscal 2011. As discussed below and consistent with past practice, management uses the Pay Governance calculations as a starting point and recommends adjustments to the Committee.
The remaining approximately 50 percent of the long-term compensation opportunity is awarded as performance units. In calculating the number of AmeriGas Partners performance units to be awarded to each of Messrs. Bissell, Iannarelli, Sheridan and Katz, Pay Governance established a value of $33.69 per performance unit using an expected value approach and a value of $47.80 per unit using an accounting values approach. In calculating the number of UGI performance units to be awarded to Messrs. Greenberg, Walsh and Knauss, Pay Governance established a value of $21.30 per performance unit using the expected value approach and $27.76 per performance unit using the accounting values approach. As was the case with its analysis of stock options, Pay Governance determined that the number of AmeriGas Partners and UGI Corporation performance units calibrating to 50 percent of the total market median long-term incentive value resulting from application of the accounting values approach was less than the number derived from the expected value approach.

Despite the fact that the number of shares underlying options and the number of performance units would be less under the accounting values approach than would be the case under the expected value approach, management recommended that the Committees adopt the accounting value methodology. We adopted this recommendation because the accounting value methodology is utilized for public reporting purposes and has been adopted in recent years by a growing number of companies. Moreover, the values reflected in disclosures of stock awards and option awards in the Summary Compensation Table are based on accounting value methodology under GAAP.
While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of AmeriGas Partners’ and UGI’s performance units and UGI’s stock options calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under UGI’s 2004 Plan for the fiscal years 2009 through 2011, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. The adjustments generally resulted in a significant decrease in the number of shares underlying options and a modest increase in the number of performance units awarded, in each case as compared to amounts calculated by Pay Governance using accounting values. In all cases, however, the overall value that was delivered to management was less than the total value recommended by Pay Governance. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal four shares.
As a result of the Committee’s acceptance of management’s recommendations, the named executives received between approximately 49 percent and 80 percent of the total dollar value of long-term compensation opportunity recommended by Pay Governance using the accounting values approach. The actual grant amounts are set forth below:

	Shares Underlying
	Stock Options	Performance Units
Name	# Granted	# Granted
E. V. N. Bissell	80,000	14,000
J. S. Iannarelli(2)	9,500	1,500
J. E. Sheridan(3)	22,000	3,200
L. R. Greenberg	300,000	70,000	(1)
J. L. Walsh	125,000	28,000	(1)
W. D. Katz	12,000	1,700
R. H. Knauss	57,000	11,000

(1)	Constitutes UGI performance units.

(2)
Mr. Iannarelli was awarded an additional 7,000 UGI stock options and 1,067 AmeriGas Partners performance units in connection with his promotion to Vice President-Finance and Chief Financial Officer of the General Partner in May 2011.

(3)
Mr. Sheridan was awarded an additional 5,333 UGI stock options and 1,584 AmeriGas Partner performance units in connection with his promotion to Vice President and Chief Operating Officer of the General Partner in May 2011.

While the number of performance units awarded to the named executive officers was determined as described above, the actual number of Common Units or shares underlying performance units that are paid out at the expiration of the three-year performance period will be based upon comparative AmeriGas Partners’ total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2011 to December 31, 2013. In computing TUR, we use the average of the daily closing prices for our Common Units and those of each of the limited partnerships in the Alerian MLP Index for the 90 calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. For the AmeriGas Partners performance units awarded to Messrs. Bissell, Iannarelli, Sheridan and Katz, we compare the TUR of AmeriGas Partners’ Common Units to the TUR performance of each of the 49 other limited partnerships in the Alerian MLP Index. If a partnership is added to the Alerian MLP Index during a three-year performance period, we do not include that partnership in our TUR analysis. We will only remove a partnership that was included in the Alerian MLP Index at the beginning of a performance period if such partnership ceases to exist during the applicable performance period. The limited partnerships comprising the Alerian MLP Index as of January 1, 2011 were as follows:

Alliance Holdings GP, L.P.	Ferrellgas Partners, L.P.	PAA Natural Gas Storage, L.P.
Alliance Resource Partners, L.P.	Genesis Energy, L.P.	Penn Virginia GP Holdings, L.P.
AmeriGas Partners, L.P.	Holly Energy Partners, L.P.	Penn Virginia Resource Partners, L.P.
Boardwalk Pipeline Partners, LP	Inergy, L.P.	Pioneer Southwest Energy Partners L.P.
Buckeye Partners, L.P.	Kinder Morgan Energy Partners, L.P.	Plains All American Pipeline, L.P.
Calumet Specialty Products Partners, L.P.	Kinder Morgan Management, LLC	Regency Energy Partners LP
Copano Energy, L.L.C.	Legacy Reserves LP	Spectra Energy Partners, LP
DCP Midstream Partners, LP	Linn Energy, LLC	Suburban Propane Partners, L.P.
Duncan Energy Partners L.P.	Magellan Midstream Partners, L.P.	Sunoco Logistics Partners L.P.
El Paso Pipeline Partners, L.P.	Markwest Energy Partners, L.P.	TC PipeLines, LP
Enbridge Energy Management, L.L.C.	Martin Midstream Partners L.P.	Targa Resources Partners LP
Enbridge Energy Partners, L.P.	Natural Resource Partners L.P.	Teekay LNG Partners L.P.
Encore Energy Partners LP	Navios Maritime Partners L.P.	Teekay Offshore Partners L.P.
Energy Transfer Equity, L.P.	Niska Gas Storage Partners LLC	Vanguard Natural Resources LLC
Energy Transfer Partners, L.P.	NuStar Energy L.P.	Western Gas Partners, LP
Enterprise Products Partners L.P.	Nustar GP Holdings, LLC	Williams Partners L.P.
EV Energy Partners, L.P.	ONEOK Partners, L.P.

In determining the number of UGI performance units to be paid out, UGI will compare the TSR of UGI common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period. In computing TSR, UGI uses the average of the daily closing prices for its common stock and, beginning with performance units granted in Fiscal 2011, the common stock of each company in the Adjusted Russell MidCap Utilities Index for the 90 calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. UGI will only remove a company that was included in the Adjusted Russell MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2011 were as follows:

AGL Resources Inc.	FirstEnergy Corp.	Pepco Holdings, Inc.
Allegheny Energy, Inc.	Genon Energy Inc.	Pinnacle West Capital Corp.
Alliant Energy Corporation	Great Plains Energy Inc.	PPL Corporation
Ameren Corporation	Hawaiian Electric Industries, Inc.	Progress Energy, Inc.
American Water Works Company, Inc.	Integrys Energy Group, Inc.	Questar Corporation
Aqua America, Inc.	ITC Holdings Corp.	SCANA Corporation
Atmos Energy Corporation	MDU Resources Group, Inc.	Sempra Energy
Calpine Corporation	National Fuel Gas Company	TECO Energy, Inc.
Centerpoint Energy, Inc.	NiSource Inc.	The AES Corporation
CMS Energy Corporation	Northeast Utilities	The Southern Company
Consolidated Edison, Inc.	NRG Energy, Inc.	UGI Corporation
Constellation Energy Group, Inc.	NSTAR	Vectren Corporation
DPL Inc.	NV Energy, Inc.	Westar Energy, Inc.
DTE Energy Company	OGE Energy Corp.	Wisconsin Energy Corporation
Edison International	ONEOK, Inc.	Xcel Energy Inc.
Energen Corporation	ORMAT Technologies, Inc.
With respect to the Fiscal 2011 performance units, and in accordance with UGI management’s recommendation, UGI changed the peer group used to measure TSR from the S&P Utilities Index to the Adjusted Russell MidCap Utilities Index. UGI management recommended, and the Committee approved, this change because the companies included in the Russell MidCap Utilities Index generally are more comparable to UGI in terms of market capitalization than the companies in the S&P Utilities Index. Moreover, UGI is included in the Russell MidCap Utilities Index and is not included in the S&P Utilities Index. Additionally, based on the analysis provided by Pay Governance, there was no significant difference in the Company’s overall TSR ranking resulting from the change in index. UGI excluded telecommunications companies from the peer group because the nature of the telecommunications business is markedly different from that of other companies in the utilities industry.
Each award payable to the named executive officers provides a number of AmeriGas Partners’ Common Units or UGI shares equal to the number of performance units earned. After the Committee has determined that the conditions for payment have been satisfied, management of the General Partner or UGI, as the case may be, has the authority to provide for a cash payment to the named executives in lieu of a limited number of the shares or Common Units payable. The cash payment is based on the value of the securities at the end of the performance period and is designed to meet minimum statutory tax withholding requirements. In the event that UGI executives earn shares in excess of the target award, the value of the shares earned in excess of target is paid entirely in cash.
The minimum award, equivalent to 50 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 40th percentile of the Alerian MLP Index or Adjusted Russell MidCap Utilities Index, as applicable. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the TUR or TSR rank is the highest of all Alerian MLP Index limited partnerships or Adjusted Russell MidCap Utilities Index, as applicable.
All performance units have partnership distribution or dividend equivalent rights, as applicable. A distribution equivalent is an amount determined by multiplying the number of performance units credited to a recipient’s account by the per-unit cash distribution or the per-unit fair market value of any non-cash distribution paid by AmeriGas Partners during the performance period on its Common Units on a distribution payment date. Accrued distribution and dividend (in the case of UGI performance units) equivalents are payable in cash based on the number of Common Units or common shares, if any, paid out at the end of the performance period.

Long-Term Compensation — Payout of Performance Units for 2008-2010 Period
During Fiscal 2011, we paid out awards to those executives who received performance units in our 2008 fiscal year covering the period from January 1, 2008 to December 31, 2010. For that period, the Partnership’s TUR ranked 6th relative to its peer group of 19 other partnerships, placing AmeriGas Partners at approximately the 74th percentile ranking, resulting in a 147.8 percent payout of the target award.
UGI’s TSR ranked second relative to the 31 companies in the S&P Utilities Index, placing UGI slightly below the 97th percentile ranking, resulting in a 191.9 percent payout of the target award. The performance criteria for AmeriGas Partners’ and UGI’s performance unit awards during that period was based on a peer group that we selected, consisting of publicly-traded master limited partnerships in the propane, pipeline and coal industries as of the January 1, 2008 award date. As a result of AmeriGas Propane’s TUR performance and UGI’s TSR performance, the payouts during Fiscal 2011 on performance unit awards were as follows:

	Performance Unit	Performance Unit
Name	Payout (#)	Payout Value(1) ($)
E. V. N. Bissell	17,736	$1,009,267
J. S. Iannarelli	1,774	$100,949
J. E. Sheridan	3,695	$210,264
L. R. Greenberg	134,330	$4,578,638
J. L. Walsh	51,813	$1,766,046
W. D. Katz	2,808	$159,789
R. H. Knauss	17,271	$588,682

(1)	Includes dividend equivalent or distribution equivalent payout.
Perquisites
We provide limited perquisite opportunities to our executive officers. We provide reimbursement for tax preparation services and limited spousal travel. Our named executive officers may also occasionally use UGI’s tickets for sporting events for personal rather than business purposes. The aggregate cost of perquisites for all named executive officers in Fiscal 2011 was less than $50,000.
Other Benefits
Our named executive officers participate in various retirement, deferred compensation and severance plans which are described in greater detail in the “Ongoing Plans and Post-Employment Agreements” section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although Messrs. Bissell, Iannarelli, Sheridan and Katz were provided enhanced disability and life insurance benefits having a total cost in Fiscal 2011 of less than $5,000 per named executive officer.
Ongoing Plans and Post-Employment Agreements
We have several plans and agreements (described below) that enable our named executive officers to accrue retirement benefits as the executives continue to work for us, provide severance benefits upon certain types of termination of employment events or provide other forms of deferred compensation.
AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Savings Plan”)
This plan is a tax-qualified defined contribution plan for AmeriGas Propane employees. Subject to Internal Revenue Code (the “Code”) limits, which are the same as described above with respect to the UGI Savings Plan, an employee may contribute, on a pre-tax basis, up to 50 percent of his or her eligible compensation, and AmeriGas Propane provides a matching contribution equal to 100 percent of the first 5 percent of eligible compensation contributed in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including UGI’s stock fund. Messrs. Bissell, Iannarelli, Sheridan and Katz are eligible to participate in the AmeriGas Savings Plan.

UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2011 to $16,500), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009, who are not eligible to participate in the UGI Pension Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Like the AmeriGas Savings Plan, participants in the UGI Savings Plan may invest amounts credited to their account among a number of funds, including the UGI stock fund. Messrs. Greenberg, Walsh and Knauss are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)
This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries, but not including the General Partner. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Messrs. Greenberg, Walsh and Knauss participate in the UGI Pension Plan; Mr. Bissell has a vested benefit, but he no longer participates. See Compensation of Executive Officers - Pension Benefits Table — Fiscal 2011 and accompanying narrative for additional information.
UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan
UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss participate in the UGI Corporation Supplemental Executive Retirement Plan. See Compensation of Executive Officers — Pension Benefits Table — Fiscal 2011 and accompanying narrative for additional information.
UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between UGI matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg, Walsh and Knauss are each eligible to participate in the UGI Corporation Supplemental Savings Plan and each will receive a benefit if his cumulative contributions to the UGI Savings Plan satisfy the requirements under the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers — Nonqualified Deferred Compensation Table — Fiscal 2011 and accompanying narrative for additional information.

2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees
The 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (the “2009 UGI SERP”) is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Pension Plan. Under the 2009 UGI SERP, UGI credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($245,000 in 2011) and 10 percent of compensation in excess of such limit. In addition, if any portion of UGI’s matching contribution under the UGI Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Savings Plan, other than the UGI stock fund. See Compensation of Executive Officers — Pension Benefits Table — Fiscal 2011 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation up to the Code compensation limits and 10 percent of excess compensation. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. Messrs. Bissell, Iannarelli, Sheridan and Katz participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See Compensation of Executive Officers — Nonqualified Deferred Compensation Table — Fiscal 2011 and accompanying narrative for additional information.
AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P.
Effective July 30, 2010, this plan succeeded the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P., which expired on December 31, 2009. The plan provides (i) designated employees of the General Partner and its affiliates and (ii) non-employee members of the Board of Directors of the General Partner with the opportunity to receive grants of options, phantom units, performance units, unit awards, unit appreciation rights, distribution equivalents and other unit-based awards. The plan also provides that if there is a change of control of AmeriGas Partners or UGI Corporation, then the following will generally occur: (i) AmeriGas Partners will provide the participant with written notification of the change of control, (ii) all outstanding options and unit appreciation rights will automatically vest and become exercisable, (iii) the restrictions and conditions on outstanding unit awards will lapse, (iv) phantom units and performance units will become payable in cash in an amount not less than their target amount or in a larger amount up to the maximum grant value, as determined by the Committee, and (v) distribution equivalents and other unit-based awards will become payable in full in cash, in amounts determined by the Committee. Messrs. Bissell, Iannarelli, Sheridan and Katz are eligible to participate in the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
AmeriGas Propane maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. Messrs. Bissell, Iannarelli, Sheridan and Katz are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers — Nonqualified Deferred Compensation Table — Fiscal 2011 and accompanying narrative for additional information.

UGI Corporation 2009 Deferral Plan, As Amended and Restated Effective June 1, 2010
This plan provides deferral options that comply with the requirements of Section 409A of the Code related to (i) all phantom units and stock units granted to the General Partner’s and UGI’s non-employee Directors, (ii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan, and (iii) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. If an eligible participant elects to defer payment under the plan, the participant may receive future benefits after separation from service as (i) a lump sum payment, (ii) annual installment payments over a period between two and ten years or (iii) one to five retirement distribution accounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than phantom units and stock units, will be deemed to be invested in investment funds selected by the participant from among a list of available funds. Messrs. Bissell, Iannarelli, Sheridan, Greenberg, Walsh and Knauss elected to defer benefits under this plan. The plan also provides newly eligible participants with a deferral election that must be acted upon promptly.
Severance Pay Plans for Senior Executive Employees
The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner’s plan covers Messrs. Bissell, Iannarelli, Sheridan and Katz and the Company’s plan covers Messrs. Greenberg, Walsh and Knauss. See Compensation of Executive Officers — Potential Payments Upon Termination or Change in Control for further information regarding the severance plans.
Change in Control Agreements
The General Partner has change in control agreements with Messrs. Bissell, Iannarelli, Sheridan and Katz, and UGI has change in control agreements with Messrs. Greenberg, Walsh and Knauss. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of the change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for good reason within two years following a change in control of UGI (and, in the case of Messrs. Bissell, Iannarelli, Sheridan and Katz, the General Partner or AmeriGas Partners). The agreements also provide that if change in control payments exceed certain threshold amounts, we or UGI will make additional payments to reimburse the executives for excise and related taxes imposed under the Code. See Compensation of Executive Officers — Potential Payments Upon Termination of Employment or Change in Control for further information regarding the change in control agreements.
Equity Ownership Guidelines
We seek to align executives’ interests with unitholder and shareholder interests through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners or, if applicable, UGI, we will enhance the link between our executives and unitholders or shareholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment or promotion and must use 10 percent of his gross annual bonus award to purchase Common Units or UGI stock (or, in the case of Messrs. Greenberg, Walsh and Knauss, UGI stock) until his share ownership requirement is met. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. The guidelines also require that, until the share ownership requirement is met, the executive retain all shares or Common Units received in connection with the payout of performance units. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock in the executive’s account in the relevant savings plan.

Messrs. Bissell, Iannarelli, Sheridan, Katz and Knauss (as a former employee of the General Partner) are permitted to satisfy their requirements through ownership of Common Units, UGI common stock, or a combination of Common Units and UGI common stock, with each Common Unit equivalent to 1.5 shares of UGI common stock. The stock ownership guidelines further permit any UGI executive who was formerly employed by the General Partner to satisfy up to two-thirds of his or her stock ownership requirement with Common Units. The following table provides information regarding our equity ownership guidelines for, and the number of Common Units and shares held at September 30, 2011 by our named executive officers:

	Required
	Ownership of
	AmeriGas
	Partners Common		Number of	Number of Shares
	Units(1) or UGI		AmeriGas Partners	of UGI
	Corporation		Common Units	Corporation Stock
Name	Common Stock(2)		Held at 9/30/2011(3)	Held at 9/30/2011(3)
E. V. N. Bissell	40,000	(1)	60,800	67,297
J. S. Iannarelli	10,000	(1)	4,557	0
J. E. Sheridan	16,667	(1)	19,244	0
L. R. Greenberg	250,000	(2)	11,000	405,872
J. L. Walsh	100,000	(2)	7,000	126,253
W. D. Katz	5,333	(1)	17,610	12,373
R.H. Knauss	30,000	(2)	14,108	10,105	(4)

(1)	Common Units of AmeriGas Partners.

(2)	Shares of Common Stock of UGI Corporation.

(3)	All named executive officers are in compliance with the stock ownership guidelines, which require the accumulation of shares or shares and Common Units over time.

(4)
In lieu of UGI common stock, Mr. Knauss may satisfy up to two-thirds of his stock ownership requirement with a combination of UGI common stock and Common Units, with each Common Unit equivalent to 1.5 shares of UGI common stock. For purposes of the stock ownership guidelines, Mr. Knauss held the equivalent of 31,267 shares of UGI common stock at 9/30/2011.

Stock Option Grant Practices
The Committees approve annual stock option grants to executive officers in the last calendar quarter of each year, effective the following January 1. The exercise price per share of the options is equal to the closing share price of UGI common stock on the last trading day of December. A grant to a new employee is generally effective on the later of the date the employee commences employment with us or the date the Committee authorizes the grant. In either case the exercise price is equal to the closing price per share of UGI common stock on the effective date of grant. From time to time, management recommends stock option grants for non-executive employees, and the grants, if approved by the Committee, are effective on the date of Committee action and have an exercise price equal the closing price per share of UGI common stock on the effective date of grant. We believe that our stock option grant practices are appropriate and effectively eliminate any question regarding “timing” of grants in anticipation of material events.
Role of Executive Officers in Determining Executive Compensation
In connection with Fiscal 2011 compensation, Messrs. Bissell, Greenberg and Walsh aided by our human resources personnel, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Messrs. Bissell, Greenberg, and Walsh did not make recommendations as to their own respective compensation and each was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized this information, and valued the observations of Messrs. Bissell, Greenberg, and Walsh with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the independent members of the appropriate Board of Directors following Committee recommendations.
Tax Considerations
In Fiscal 2011, we paid salary and annual bonus compensation to named executive officers that were not fully deductible under U.S. federal tax law because it did not meet the statutory performance criteria. Section 162(m) of the Code precludes us from deducting certain forms of compensation in excess of $1,000,000 paid to the named executive officers in any one year. Our policy generally is to preserve the federal income tax deductibility of equity compensation paid to our executives by making it performance-based. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.

RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES
Management conducted a risk assessment of our compensation policies and practices for Fiscal 2011. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.
SUMMARY COMPENSATION TABLE
The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officers and our 4 other most highly compensated executive officers in Fiscal 2011.
Summary Compensation Table — Fiscal 2011

								Change in Pension
								Value and
							Non-Equity	Nonqualified
							Incentive	Deferred
					Stock	Option	Plan	Compensation	All Other
Name and					Awards	Awards	Compensation	Earnings	Compensation	Total
Principal	Fiscal	Salary	Bonus		($)	($)	($)	($)	($)	($)
Position	Year	($)	($)		(2)	(2)	(3)	(4)	(5)	(6)
(a)	(b)	(c)(1)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

E. V.N. Bissell President and Chief	2011	520,936	0		763,140	434,400	290,000	451	81,094	2,090,021
Executive Officer	2010	490,006	0		715,700	359,200	349,664	3,778	85,475	2,003,823
	2009	487,820	0		643,400	304,500	450,800	5,943	97,151	1,989,614

J. S. Iannarelli	2011	199,546	0		81,765	89,595	89,051	0	29,490	489,447
Vice President — Finance and Chief Financial Officer

J. E. Sheridan Vice President — Operations	2011	337,759	0		174,432	148,418	125,000	0	47,479	833,088
and Chief Operating Officer	2010	302,349	0		159,980	98,780	134,851	0	43,720	739,680
	2009	301,369	0		144,765	85,260	173,855	0	50,548	755,797

L. R. Greenberg Chairman	2011	1,099,047	0		2,479,400	1,629,000	1,072,821	3,258,787	62,162	9,601,217
	2010	1,067,500	0		1,590,400	1,347,000	1,145,428	1,971,422	69,853	7,191,603
	2009	1,067,975	0		1,957,200	1,218,000	1,591,643	2,640,022	65,416	8,540,256

J. L. Walsh Vice Chairman	2011	674,040	50,000	(7)	991,760	678,750	508,494	376,855	28,023	3,307,922
	2010	648,440	0		636,160	561,250	591,410	377,873	33,081	2,848,214
	2009	648,202	0		782,880	507,500	821,800	330,768	25,979	3,117,129

W. D. Katz	2011	274,563	0		92,667	65,160	91,152	399	37,355	561,296
Vice President — Human Resources

R. H. Knauss	2011	360,462	60,000	(8)	389,620	309,510	208,005	380,145	13,906	1,721,648
Vice President and	2010	340,340	45,000	(9)	249,920	255,930	237,370	389,944	14,872	1,533,376
Secretary	2009	340,146	0		602,040	203,000	329,841	455,185	13,594	1,943,806

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year.

(2)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units, stock units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 12 to our Consolidated Financial Statements for Fiscal 2011 and in Exhibit No. 99 to this Report.

(3)	The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan.

(4)
The amounts shown in column (h) of the Summary Compensation Table — Fiscal 2011 reflect (i) for Messrs. Bissell, Greenberg, Walsh, Katz, Iannarelli and Knauss the change from September 30, 2010 to September 30, 2011 in the actuarial present value of the named executive officer’s accumulated benefit under UGI’s defined benefit and actuarial pension plans, including, with respect to Messrs. Greenberg, Walsh and Knauss, the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Messrs. Bissell, Katz and Iannarelli each have vested annual benefit amounts under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $3,300, $2,854 and $5,556, respectively. None of Messrs. Bissell, Iannarelli and Katz are current participants in that plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table — Fiscal 2011 and the Nonqualified Deferred Compensation Table — Fiscal 2011, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table — Fiscal 2011, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2011 was 4.24 percent, which is 120 percent of the federal long-term rate for December 2010. Messrs. Bissell, Sheridan, Iannarelli and Katz’s earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds. The amounts included in column (h) of the Summary Compensation Table — Fiscal 2011 are itemized below.

	Change in	Above-Market
	Pension	Earnings on
Name	Value	Deferred Compensation
E. V.N. Bissell	$451	$0
J. S. Iannarelli	$0	$0
J. E. Sheridan	$0	$0
L. R. Greenberg	$3,209,463	$49,324
J. L. Walsh	$369,263	$7,592
W. D. Katz	$399	$0
R. H. Knauss	$377,395	$2,750

(5)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table — Fiscal 2011. Other than as set forth below, the named executive officers did not receive perquisites with an aggregate value of $10,000 or more.

		Employer
		Contribution
		to AmeriGas
	Employer	Supplemental
	Contribution to	Executive
	401(k)	Retirement Plan/UGI
	Savings	Supplemental Savings
Name	Plan	Plan	Perquisites	Total
E. V.N. Bissell	$12,250	$68,844	$0	$81,094
J. S. Iannarelli	$12,880	$16,610	$0	$29,490
J. E. Sheridan	$13,453	$34,026	$0	$47,479
L. R. Greenberg (a)	$5,513	$44,434	$12,215	$62,162
J. L. Walsh	$5,513	$22,510	$0	$28,023
W. D. Katz	$13,034	$24,321	$0	$37,355
R. H. Knauss	$5,308	$8,598	$0	$13,906

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

(6)
The compensation reported for Messrs. Greenberg, Walsh and Knauss is paid by UGI. For Fiscal 2011, UGI charged the Partnership 36 percent of the total compensation expense, other than the change in pension value, for Messrs. Greenberg, Walsh and Knauss.

(7)	Discretionary bonus awarded in recognition of Mr. Walsh’s overall exceptional leadership, including serving as President and Chief Executive Officer of UGI Utilities, Inc.

(8)	Discretionary bonus awarded in recognition of Mr. Knauss’ outstanding contributions and leadership efforts relating to acquisitions and other matters.

(9)	Discretionary bonus awarded in recognition of Mr. Knauss’ extraordinary leadership efforts relating to the restoration of our corporate headquarters building following a fire in December of 2009.

Grants of Plan-Based Awards In Fiscal 2011
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2011.
Grants of Plan-Based Awards Table — Fiscal 2011

									All	All Other
									Other	Option
									Stock	Awards:	Exercise	Grant Date
			Estimated Possible Payouts Under						Awards:	Number of	or Base	Fair Value
			Non-Equity Incentive Plan			Estimated Future Payouts Under			Number of	Securities	Price of	of
		Board	Awards (1)			Equity Incentive Plan Awards (2)			Shares of	Underlying	Option	Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
E. V.N. Bissell	10/01/10	11/19/10	241,088	401,814	803,628
	01/01/11	11/19/10							0	80,000	31.58	434,400
	01/01/11	11/19/10				7,000	14,000	28,000				763,140

J. S. Iannarelli	10/01/10	11/19/10	46,746	86,567	173,134
	01/01/11	11/19/10							0	9,500	31.58	51,585
	05/09/11	04/27/11							0	7,000	32.52	38,010
	01/01/11	11/19/10				750	1,500	3,000				81,765
	05/09/11	04/27/11				533	1,067	2,134				58,162

J. E. Sheridan	10/01/10	11/19/10	102,625	171,042	342,084
	01/01/11	11/19/10							0	22,000	31.58	119,460
	05/09/11	04/27/11							0	5,333	32.52	28,958
	01/01/11	11/19/10				1,600	3,200	6,400				174,432
	05/09/11	04/27/11				792	1,584	3,168				86,344

L. R. Greenberg	10/01/10	11/19/10	725,696	1,209,494	2,418,988
	01/01/11	11/19/10							0	300,000	31.58	1,629,000
	01/01/11	01/01/11				35,000	70,000	140,000				2,479,400

J. L. Walsh	10/01/10	11/19/10	343,964	573,274	1,146,548
	01/01/11	11/19/10							0	125,000	31.58	678,750
	01/01/11	11/19/10				14,000	28,000	56,000				991,760

W. D. Katz	10/01/10	11/19/10	71,492	119,153	238,306
	01/01/11	11/19/10							0	12,000	31.58	65,160
	01/01/11	11/19/10				850	1,700	3,400				92,667

R. H. Knauss	10/01/10	11/19/10	140,702	234,504	469,008
	01/01/11	11/19/10							0	57,000	31.58	309,510
	01/01/11	11/19/10				5,500	11,000	22,000				389,620

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2011. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table — Fiscal 2011. The threshold amount shown for Messrs. Bissell, Sheridan, Katz and Iannarelli is based on achievement of 83 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of customer growth objectives. The threshold amount shown for Messrs. Greenberg, Walsh and Knauss is based on achievement of 80 percent of the UGI financial goal.

(2)
The awards shown for Messrs. Bissell, Sheridan Katz and Iannarelli are performance units under the 2010 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be paid as if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee. The awards shown for Messrs. Greenberg, Walsh and Knauss are performance units under the UGI Corporation 2004 Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the UGI Corporation 2004 Plan, are analogous to the terms of the performance units granted under the 2010 AmeriGas Long-Term Incentive Plan.

(3)
Options are granted under the UGI Corporation 2004 Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, Retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option or the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to Retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, or the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, or the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2011 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2011

	Option Awards						Stock Awards
									Market		Equity		Equity
									Value of		Incentive		Incentive
							Number of		Shares or		Plan Awards:		Plan Awards:
							Shares or		Units of		Number of		Market
	Number of						Units of		Stock/		Unearned		or Payout Value
	Securities		Number of				Stock/		Partnership		Shares, Units		of Unearned
	Underlying		Securities				Partnership		Units		or Other		Shares, Units or
	Unexercised		Underlying		Option		Units that		That Have		Rights That		Other Rights
	Options		Options		Exercise	Option	Have Not		Not		Have Not		That Have Not
	(#)		(#)		Price	Expiration	Vested		Vested		Vested		Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)		(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)		(h)		(i)		(j)
E. V.N. Bissell	70,000	(4)			27.28	12/31/2016	0		0		20,000		0	(13)
	65,000	(5)			27.25	12/31/2017					17,000	(14)	747,830
	50,000	(6)	25,000	(6)	24.42	12/31/2018					14,000	(16)	615,860
	26,666	(7)	53,334	(7)	24.19	12/31/2019
			80,000	(9)	31.58	12/31/2020

J. S. Iannarelli	7,000	(5)			27.25	12/31/2017	0		0		1,500		0	(13)
	5,333	(6)	2,667	(6)	24.42	12/31/2018					1,500	(14)	65,985
	2,666	(7)	5,334	(7)	24.19	12/31/2019					150	(15)	6,599
	500	(8)	1,000	(8)	25.19	02/28/2020					1,500	(16)	65,985
			9,500	(9)	31.58	12/31/2020					1,067	(17)	46,937
			7,000	(10)	32.52	05/08/2021

J. E. Sheridan	15,000	(11)			27.57	08/14/2015	0		0		4,500		0	(13)
	18,000	(3)			20.48	12/31/2015					3,800	(14)	167,162
	18,000	(4)			27.28	12/31/2016					3,200	(16)	140,768
	17,000	(5)			27.25	12/31/2017					1,584	(17)	69,680
	14,000	(6)	7,000	(6)	24.42	12/31/2018
	7,333	(7)	14,667	(7)	24.19	12/31/2019
			22,000	(9)	31.58	12/31/2020
			5,333	(10)	32.52	05/08/2021

L. R. Greenberg	15,000	(1)			16.99	12/31/2013	0		0		70,000		0	(18)
	350,000	(2)			20.47	12/31/2014					70,000	(19)	1,838,900
	250,000	(3)			20.48	12/31/2015					70,000	(20)	1,838,900
	280,000	(4)			27.28	12/31/2016
	300,000	(5)			27.25	12/31/2017
	200,000	(6)	100,000	(6)	24.42	12/31/2018
	100,000	(7)	200,000	(7)	24.19	12/31/2019
			300,000	(9)	31.58	12/31/2020

J. L. Walsh	170,000	(12)			22.92	03/31/2015	0		0		28,000		0	(18)
	120,000	(4)			27.28	12/31/2016					28,000	(19)	735,560
	120,000	(5)			27.25	12/31/2017					28,000	(20)	735,560
	83,333	(6)	41,667	(6)	24.42	12/31/2018
	41,666	(7)	83,334	(7)	24.19	12/31/2019
			125,000	(9)	31.58	12/31/2020

W. D. Katz	15,000	(4)			27.28	12/31/2016	0		0		2,200		0	(13)
	13,000	(5)			27.25	12/31/2017					2,000	(14)	87,980
			4,333	(6)	24.42	12/31/2018					1,700	(16)	74,783
			8,667	(7)	24.19	12/31/2019
			12,000	(9)	31.58	12/31/2020

R. H. Knauss	45,000	(4)			27.28	12/31/2016	12,000	(21)	315,240	(22)	10,000		0	(18)
	45,000	(5)			27.25	12/31/2017					11,000	(19)	288,970
			16,666	(6)	24.42	12/31/2018					11,000	(20)	288,970
			38,000	(7)	24.19	12/31/2019
			57,000	(9)	31.58	12/31/2020
Note: Column (d) was intentionally omitted.

(1)	These options were granted effective January 1, 2004 and were fully vested on January 1, 2007.

(2)	These options were granted effective January 1, 2005 and were fully vested on January 1, 2008.

(3)	These options were granted effective January 1, 2006 and were fully vested on January 1, 2009.

(4)	These options were granted effective January 1, 2007 and were fully vested on January 1, 2010.

(5)	These options were granted effective January 1, 2008 and were fully vested on January 1, 2011.

(6)	These options were granted effective January 1, 2009. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2012.

(7)	These options were granted effective January 1, 2010. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2013.

(8)	These options were granted effective March 1, 2010. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 1, 2013.

(9)	These options were granted effective January 1, 2011. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2014.

(10)	These options were granted effective May 9, 2011. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on May 9, 2014.

(11)	These options were granted effective August 15, 2005 and were fully vested on August 15, 2008

(12)	These options were granted effective April 1, 2005 and were fully vested on April 1, 2008.

(13)
The amount shown relates to a target award of AmeriGas Partners restricted units granted effective January 1, 2009. The performance measurement period for these restricted units is January 1, 2009 through December 31, 2011. The value of the estimated number of restricted units to be earned at the end of the performance period is based on AmeriGas Partners’ TUR for the period January 1, 2009 through September 30, 2011, relative to that of each member of a peer group of publicly-traded master limited partnerships in the propane, pipeline and coal industries as of the award date. As of September 30, 2011, AmeriGas Partners’ TUR ranking qualified for 0.0% leverage of the target number of restricted units originally granted. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) than the amount shown based on TUR performance through the end of the performance period. See Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2011 Equity Awards for more information on the TUR performance goal measurements.

(14)
These restricted units were awarded December 31, 2009. The measurement period for the performance goal is January 1, 2010 through December 31, 2012. The performance goal is the same as described in footnote 13, but it is measured for a different three-year period and AmeriGas Partners TUR is measured relative to that of each of the master limited partnerships in the Alerian MLP Index as of January 1, 2010. The restricted units will be payable, if at all, on January 1, 2013.

(15)
These restricted units were awarded March 1, 2010. The measurement period for the performance goal is January 1, 2010 through December 31, 2012. The performance goal is the same as described in footnote 14, but it is measured for a different three-year period and AmeriGas Partners TUR is measured relative to that of each of the master limited partnerships in the Alerian MLP Index as of January 1, 2010. The restricted units will be payable, if at all, on January 1, 2013.

(16)
These performance units were awarded January 1, 2011. The measurement period for the performance goal is January 1, 2011 through December 31, 2013. The performance goal is the same as described in footnote 15, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2014.

(17)
These restricted units were awarded May 9, 2011. The measurement period for the performance goal is January 1, 2011 through December 31, 2013. The performance goal is the same as described in footnote 15, but it is measured for a different three-year period and AmeriGas Partners TUR is measured relative to that of each of the master limited partnerships in the Alerian MLP Index as of January 1, 2011. The performance units will be payable, if at all, on January 1, 2014.

(18)
The amount shown relates to a target award of UGI performance units granted effective January 1, 2009. The performance measurement period for these performance units is January 1, 2009 through December 31, 2011. The value of the estimated number of performance units to be earned at the end of the performance period is based on the Company’s TSR for the period January 1, 2009 through September 30, 2011, relative to that of each of the companies in the S&P Utilities Index as of January 1, 2009. As of September 30, 2011, the Company’s TSR ranking qualified for 0.0% leverage of the target number of performance units originally granted. The actual number of performance units and accompanying dividend equivalents earned may be higher or lower than the amount shown, based on TSR performance through the end of the performance period. See Compensation Discussion and Analysis — Long-Term Compensation — Fiscal 2011 Equity Awards for more information on the TSR performance goal measurements.

(19)
These UGI performance units were awarded January 1, 2010. The measurement period for the performance goal is January 1, 2010 through December 31, 2012. The performance goal is the same as described in footnote 18, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2013.

(20)
These UGI performance units were awarded January 1, 2011. The measurement period for the performance goal is January 1, 2011 through December 31, 2013. The performance goal is the same as described in footnote 18, but it is measured for a different three-year period and the Company’s TSR is measured relative to the group of companies that comprise the Russell Midcap Utility Index, excluding telecommunications companies, as of January 1, 2011. The performance units will be payable, if at all, on January 1, 2014.

(21)	This restricted stock unit award was granted effective January 1, 2009 and will be fully vested on December 31, 2011.

(22)	The amount shown represents the closing price of UGI common stock on September 30, 2011 multiplied by the number of units awarded.

Option Exercises and Stock Vested Table — Fiscal 2011
The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2011 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Greenberg, Walsh and Knauss, the number of UGI performance units previously granted that vested in Fiscal 2011, (4) for Messrs. Bissell and Sheridan, the number of AmeriGas performance units previously granted that vested in Fiscal 2011, and (5) the value realized by those officers upon the vesting of such units based on the average of the high and low sales prices for AmeriGas Partners Common Units on the New York Stock Exchange (“NYSE”), or, for Messrs. Greenberg, Walsh and Knauss, the closing price on the NYSE for shares of UGI common stock, on the vesting date.

	Option Awards		Stock/Unit Awards
	Number of Shares		Number of Shares/Units
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
E. V.N. Bissell	21,667	244,187	17,736	864,985
J. S. Iannarelli	7,500	34,276	1,774	86,518
J. E. Sheridan	0	0	3,695	180,205
L. R. Greenberg	120,000	1,808,400	134,330	4,242,141
J. L. Walsh	100,000	888,530	51,813	1,636,255
W. D. Katz	17,999	147,228	2,808	136,946
R. H. Knauss	52,333	377,688	17,271	545,418
Retirement Benefits
The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2011 and any payments made to the named executive officers in Fiscal 2011 under those plans.
Pension Benefits Table — Fiscal 2011

		Number of		Payments
		Years Credited	Present Value of	During Last
		Service	Accumulated Benefit	Fiscal Year
Name(1)	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
E. V.N. Bissell(2)	UGI Utilities Retirement Plan	6	33,286	0

J. S. Iannarelli(2)	UGI Utilities Retirement Plan	6	31,802	0

L. R. Greenberg	UGI SERP	31	17,468,893	0
	UGI Utilities Retirement Plan	31	1,554,305	0

J. L. Walsh	UGI SERP	6	1,334,165	0
	UGI Utilities Retirement Plan	6	242,094	0
W. D. Katz(2)	UGI Utilities Retirement Plan	1	28,960	0

R. H. Knauss	UGI SERP	24	1,504,682	0
	UGI Utilities, Inc. Retirement Plan	24	809,550	0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.

(2)
Messrs. Bissell, Katz and Iannarelli each have vested annual benefit amounts under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $3,300, $2,854 and $5,556, respectively. Messrs. Bissell, Katz and Iannarelli are not current participants in that plan.

UGI participates in the UGI Utilities Retirement Plan, a qualified defined benefit retirement plan (“Pension Plan”) to provide retirement income to its employees hired prior to January 1, 2009. The Pension Plan pays benefits based upon final average earnings, consisting of base salary or wages and annual bonuses, and years of credited service. Benefits vest after the participant completes 5 years of vesting service.
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
The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2011, the limit on the compensation that may be used is $245,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2010 is $195,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.
Messrs. Bissell and Greenberg are eligible for early retirement benefits under the Pension Plan.
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

Actuarial Assumptions Used to Determine Values in the Pension Benefits Table
The amounts shown in the Pension Benefits table are actuarial present values of the benefits accumulated through September 30, 2011. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive officer is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2011	September 30, 2010
Discount rate for Pension Plan for all purposes and for UGI SERP, for pre-commencement calculations	5.30%	5.00%
UGI SERP lump sum rate	2.90%	3.30%
Retirement age	62	62
Post-retirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2018 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2017 using Scale AA without collar adjustments
Post-retirement mortality for UGI SERP	1994 GAR Unisex	1994 GAR unisex
Pre-retirement mortality	None	None
Termination and disability rates	None	None
Form of payment for Pension Plan	Single life annuity	Single life annuity
Form of payment for UGI SERP	Lump sum	Lump sum
Nonqualified Deferred Compensation
The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2011

				Employer
		Executive		Contributions		Aggregate	Aggregate	Aggregate
		Contributions		in Last Fiscal		Earnings in Last	Withdrawals/	Balance at Last
		in Last Fiscal Year		Year		Fiscal Year	Distributions	Fiscal Year
Name		($)		($)		($)	($)	($)(2)
(a)	Plan Name	(b)		(c)		(d)	(e)	(f)
E. V.N. Bissell	AmeriGas SERP	0		68,844	(1)	6,928	0	843,043
	AmeriGas Non-Qualified
	Deferred Compensation Plan	0	(3)	0		1,337	0	34,444

J. S. Iannarelli	AmeriGas SERP	0		16,610	(1)	0	0	58,341

	AmeriGas Non-Qualified
	Deferred Compensation Plan	11,268		0		0	0	43,623
J. E. Sheridan	AmeriGas SERP	0		34,026	(1)	0	0	163,142

L. R. Greenberg	UGI Supplemental Savings Plan	0		44,434	(3)	0	0	787,615

J. L. Walsh	UGI Supplemental Savings Plan	0		22,510	(3)	0	0	139,904

W. D. Katz	AmeriGas SERP	0		24,321	(1)	537	0	340,116

	AmeriGas Non-Qualified
	Deferred Compensation Plan	3,778		0		83	0	16,039
R. H. Knauss	UGI Supplemental Savings Plan	0		8,598		0	0	50,031

	AmeriGas SERP	0		0		2,237	0	162,270

(1)
This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table — Fiscal 2011 in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Bissell, $706,244; Mr. Sheridan, $160,041; Mr. Greenberg, $686,578; Mr. Walsh, $117,686; and Mr. Knauss, $192,884.

(3)
This amount represents the employer contribution to the named executive officer under the UGI Supplemental Savings Plan which is also reported in the Summary Compensation Table — Fiscal 2011 in the “All Other Compensation” column.

The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($245,000 in 2011) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”
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
The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limits for 2009, 2010 and 2011 were each $245,000. The Code contribution limit for 2009, 2010 and 2011 were each $49,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation or the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Bissell, Iannarelli, Katz and Sheridan, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
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
Change in Control Arrangements
Named Executive Officers Employed by the General Partner. Messrs. Bissell, Iannarelli, Katz and Sheridan each have an agreement with the General Partner that provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions beginning May 2011 unless in each case, prior to a change in control, the General Partner terminates an agreement. In the absence of a change in control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner. A change in control is generally deemed to occur in the following instances:
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
The General Partner will provide Messrs. Bissell, Iannarelli, Katz and Sheridan with cash benefits (“Benefits”) if we terminate the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of the General Partner, AmeriGas Partners or UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the General Partner. “Good reason” generally includes a material diminution in authority, duties, responsibilities or base compensation; a material breach by the General Partner of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Messrs. Bissell, Iannarelli, Katz and Sheridan will be as specified under his change in control agreement unless payments under the AmeriGas Severance Plan described above would be greater, in which case Benefits would be provided under the AmeriGas Severance Plan.
Benefits under this arrangement would be equal to 3 times Mr. Bissell’s base salary and annual bonus and 2 times the base salary and annual bonus of each of Messrs. Iannarelli, Katz and Sheridan. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Bissell, Iannarelli, and Sheridan are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner’s medical and dental plans for 3 years in the case of Mr. Bissell and 2 years in the case of the other AmeriGas executives (in each case less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Bissell, Iannarelli, Katz and Sheridan would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table — Fiscal 2011.”
The Benefits, except for Mr. Iannarelli’s, are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code. The General Partner will provide the tax gross-up if the aggregate parachute value of Benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the Benefits for each of Messrs. Bissell, Katz and Sheridan will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.” Mr. Iannarelli’s 2011 change in control agreement does not provide for a tax gross-up.
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
Benefits under this arrangement would be equal to 3 times the executive officer’s base salary and annual bonus. Each would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Greenberg, Walsh and Knauss are each entitled to receive a payment equal to the cost he would incur if he enrolled in UGI’s medical and dental plans for 3 years (less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Greenberg, Walsh and Knauss would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table — Fiscal 2011.”
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

Potential Payments Upon Termination or Change in Control Table — Fiscal 2011
The amounts shown in the table below assume that each named executive officer’s termination was effective as of September 30, 2011 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table — Fiscal 2011” and the “Nonqualified Deferred Compensation Table — Fiscal 2011.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

			Equity
			Awards
			with	Nonqualified	Welfare &
	Severance		Accelerated	Retirement	Other
Name & Triggering Event	Pay($)		Vesting($)(3)	Benefits($)(4)	Benefits($)(5)	Total($)

E. V.N. Bissell
Death	0		1,740,823	0	0	1,740,823
Involuntary Termination Without Cause	2,063,816	(1)	0	0	72,355	2,136,171
Termination Following Change in Control	2,874,683	(2)	2,400,673	247,609	85,836	5,608,801

J. S. Iannarelli
Death	0		169,122	0	0	169,122
Involuntary Termination Without Cause	538,918	(1)	0	0	66,207	605,125
Termination Following Change in Control	689,701	(2)	268,598	49,084	57,610	1,064,993

J. E. Sheridan
Death	0		423,003	0	0	423,003
Involuntary Termination Without Cause	579,860	(1)	0	0	46,262	626,122
Termination Following Change in Control	1,213,126	(2)	619,022	115,890	791,488	2,739,526

L. R. Greenberg
Death	0		4,278,800	0	0	4,278,800
Involuntary Termination Without Cause	6,980,847	(1)	0	0	63,757	7,044,604
Termination Following Change in Control	8,208,428	(2)	6,117,700	4,918,610	48,908	19,293,646

J. L. Walsh
Death	0		1,721,537	0	0	1,721,537
Involuntary Termination Without Cause	2,194,782	(1)	0	0	44,194	2,238,976
Termination Following Change in Control	4,501,987	(2)	2,457,097	1,906,395	3,214,775	12,080,254

W. D. Katz
Death	0		206,402	0	0	206,402
Involuntary Termination Without Cause	594,645	(1)	0	0	23,000	617,645
Termination Following Change in Control	887,027	(2)	285,584	78,431	0	1,251,042

R. H. Knauss
Death	0		976,783	0	0	976,783
Involuntary Termination Without Cause	1,126,953	(1)	0	0	47,454	1,174,407
Termination Following Change in Control	2,105,799	(2)	1,265,753	1,407,708	1,702,023	6,481,283

(1)
Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Messrs. Greenberg, Walsh and Knauss, and the AmeriGas Severance Plan for Messrs. Bissell, Iannarelli, Katz and Sheridan. We assumed that 100 percent of the target annual bonus was paid.

(2)	Amounts shown under “Severance Pay” in the case of termination following a change in control are calculated under the officer’s change in control agreement.

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partner’s distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2011; and (ii) performance at the greater of actual through September 30, 2011 or target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table — Fiscal 2011” and “Non-Qualified Deferred Compensation Table — Fiscal 2011.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $1,653,115 for Mr. Knauss, $732,096 for Mr. Sheridan and $3,165,867 for Mr. Walsh in the event of a change in control.

Compensation of Directors
The table below shows the components of director compensation for Fiscal 2011. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2011

					Change in
					Pension Value
				Non-Equity	and
	Fees Earned			Incentive	Nonqualified	All
	or Paid	Stock	Option	Plan	Deferred	Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(1)	($)(2)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

S. D. Ban	65,000	47,015	0	0	0	0	112,015

R. C. Gozon	19,681	47,015	0	0	0	0	66,696

W. J. Marrazzo	75,000	47,015	0	0	0	0	122,015

G. A. Pratt	80,000	47,015	0	0	0	0	127,015

M. O. Schlanger	65,000	47,015	0	0	0	0	112,015

H. B. Stoeckel	75,000	47,015	0	0	0	0	122,015

(1)
The Partnership pays its non-management directors an annual retainer of $65,000 for Board service. It pays an additional annual retainer of $10,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee is paid an additional annual retainer of $15,000. Mr. Gozon received a pro-rated retainer fee for partial year service in Fiscal 2011 because he retired from the Board effective January 20, 2011, having reached the mandatory retirement age. The Partnership pays no meeting attendance fees to its directors.

(2)
All Directors named above received 500 Phantom Units in Fiscal 2011 as part of their annual compensation. The Phantom Units were awarded under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”) approved by the Partnership’s Common Unitholders on July 30, 2010. Each Phantom Unit represents the right to receive an AmeriGas Partners, L.P. Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners, L.P. Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 12 to our audited consolidated financial statements for Fiscal 2011. For the number of Phantom Units credited to each Director’s account as of September 30, 2011, see Securities Ownership of certain beneficial owners and management and related security holder matters — Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners
The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of November 1, 2011. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

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
Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner
The table below sets forth as of October 1, 2011 the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

	Amount and Nature of
	Beneficial Ownership of		Number of AmeriGas Partners
Name of Beneficial Owner	Partnership Common Units (1)		Phantom Units (8)
L. R. Greenberg	11,000		0
J. L. Walsh	7,000	(2)	0
S. D. Ban	0		1,014
R. C. Gozon	5,000		0
M. O. Schlanger	1,000	(3)	1,014
H. B. Stoeckel	13,000	(4)	1,014
G. A. Pratt	0		1,014
W. J. Marrazzo	1,000	(5)	1,014
E. V. N. Bissell	60,800	(6)	0
J. S. Iannarelli	4,557		0
W. D. Katz	17,610		0
J. E. Sheridan	19,244	(7)	0
R. H. Knauss	14,108		0
Directors and executive officers as a group (18 persons)	182,741		6,084

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Walsh’s Units are held jointly with his spouse.

(3)	The Units shown are owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s Units.

(4)	Mr. Stoeckel’s Units are held jointly with his spouse.

(5)	Mr. Marrazzo’s Units are held jointly with his spouse.

(6)	Mr. Bissell’s Units are held jointly with his spouse.

(7)	Mr. Sheridan’s Units are held jointly with his spouse.

(8)	The 2010 Plan provides that Phantom Units will be converted to AmeriGas Partners Common Units and paid out to Directors upon their termination of service.
The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2011, the beneficial ownership of UGI Common Stock by each director and each of the named executive officers, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.6 percent of UGI’s Common Stock. All other directors and executive officers own less than 1 percent of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 3,076,332 shares subject to exercisable options and stock units held by directors under the 2004 plan) represents approximately 3 percent of UGI’s outstanding shares.

	Number of UGI Shares
	and Stock Units and Nature
	of Beneficial Ownership		Number of
	Excluding		Exercisable UGI
Name of Beneficial Owner	UGI Stock Options (1)(4)		Stock Options
L. R. Greenberg	405,872	(2)	1,495,000
J. L. Walsh	126,253	(3)	535,000
S. D. Ban	79,934		80,000
R. C. Gozon	132,606		59,500
M. O. Schlanger	62,972	(5)	80,000
H. B. Stoeckel	0		0
G. A. Pratt	0		0
W. J. Marrazzo	0		0
E. V.N. Bissell	67,297	(6)	211,666
J. S. Iannarelli	1,143	(7)	15,499
W. D. Katz	12,373		28,001
J. E. Sheridan	1,157	(7)	89,333
R. H. Knauss	22,105		90,000
Directors and executive officers as a group (18 persons)	872,897		3,076,332

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Greenberg holds 248,415 shares jointly with his spouse.

(3)	Mr. Walsh holds these shares jointly with his spouse.

(4)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Plan. Each Unit will be paid out to the director upon retirement or termination of service from the UGI Board of Directors in the form of shares of UGI Common Stock (65 percent) and cash (35 percent). The number of Units included for the directors is as follows: Dr. Ban 63,438, Mr. Schlanger 53,248, and Mr. Gozon 99,998.

(5)	Includes 2,000 shares owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s shares.

(6)	Mr. Bissell holds these shares jointly with his spouse.

(7)	Messrs. Iannarelli and Sheridan each hold these shares in their respective 401(k) Savings Plan.
Equity Compensation Plan Information
The following table sets forth information as of the end of Fiscal 2011 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	155,356	0	2,747,263	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	155,356	0	2,747,263

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
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 14 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2011.

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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2011, these costs totaled approximately $363.4 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $0.5 million per occurrence and, in the aggregate, $0.5 million in excess of the deductible, and stop loss medical coverage per occurrence in excess of $0.3 million per employee per year. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2011, the Partnership paid approximately $14.0 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and its subsidiaries (“Energy Services”), which are affiliates of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled $4.1 million during Fiscal 2011. Amounts due to Energy Services at September 30, 2011 were immaterial.
The Partnership sold propane to certain affiliates of UGI which totaled approximately $5.3 million in Fiscal 2011. The highest amounts due from affiliates of the Partnership during Fiscal 2011 and at November 1, 2011 were $7.6 million and $0.8 million, respectively.
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
The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accounting firm, in Fiscal 2011 and Fiscal 2010 were as follows:

	2011	2010
Audit Fees(1)	$1,087,500	$805,150
Audit-Related Fees	-0-	-0-
Tax Fees(2)	600,000	600,000
All Other Fees(3)	0	136,000

Total Fees for Services Provided	$1,687,500	$1,541,150

(1)
Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership, (ii) subsidiary audits, (iii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (iv) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.

(2)	Tax Fees were for the preparation of Substitute Schedule K-1 forms for unitholders of the Partnership.

(3)	Fees related to evaluation of the design and operational effectiveness of the information system that supports our Order-to-Cash business process.
In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under “Tax Fees” and, in Fiscal 2010, “All Other Fees,” was compatible with PricewaterhouseCoopers LLP’s independence. The Committee concluded that the independent auditor is independent from the Partnership and its management.
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

PART IV:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the years ended September 30, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009
Consolidated Statements of Partners’ Capital for the years ended September 30, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Quarterly Data for the years ended September 30, 2011 and 2010
(2)	Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2011, 2010 and 2009

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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21

2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22

2.3	Contribution and Redemption Agreement, dated October 15, 2011, by and among AmeriGas Partners, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P. and Heritage ETC, L.P.	AmeriGas Partners, L.P.	Form 8-K (10/15/11)	2.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1

3.2	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

4	Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1

4.2	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1	(a)

4.3	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	4.1

4.4	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/19/11)	4.1

4.5	Second Supplemental Indenture, dated as of August 10, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (8/10/11)	4.1

10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (2/27/07)	10.1

10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 — Terms and Conditions as amended and restated effective July 1, 2011	UGI	Form 10-K (9/30/11)	10.2

10.3**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/10)	10.7

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.4**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14

10.5**	UGI Corporation 2009 Deferral Plan As Amended and Restated Effective June 1, 2010	UGI	Form 10-Q (6/30/10)	10.1

10.6**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1

10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.11

10.8**	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009	UGI	Form 10-Q (12/31/09)	10.1

10.9**	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees as Amended and Restated as of October 1, 2010	UGI	Form 10-Q (12/31/09)	10.2

10.10**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8

10.11**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as Amended and Restated effective January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.7

10.12**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2

10.13**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010 — Terms and Conditions	AmeriGas Partners, L.P.	Form 10-K (9/30/10)	10.10

10.14**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.44

10.15**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.12

10.16**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.4

10.17**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-Q (12/31/09)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.18**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19

10.19**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 7, 2011	UGI	Form 10-K (9/30/11)	10.25

10.20**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.8

10.21**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 1, 2011	UGI	Form 10-K (9/30/11)	10.27

10.22**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2011	UGI	Form 10-K (9/30/11)	10.28

10.23**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2011	UGI	Form 10-K (9/30/11)	10.29

10.24**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2011	UGI	Form 10-K (9/30/11)	10.31

10.25**	Description of oral compensation arrangements for Messrs. Greenberg, Knauss and Walsh	UGI	Form 10-K (9/30/11)	10.35

*10.26**	Description of oral compensation arrangements for Messrs. Bissell, Iannarelli, Katz and Sheridan

10.27**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of December 31, 2009	AmeriGas Partners, L.P.	Form 10-Q (3/31/10)	10.2

10.28**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2010	AmeriGas Partners, L.P.	Form 10-K (9/30/10)	10.23

10.29**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Knauss and Walsh	UGI	Form 10-Q (6/30/08)	10.3

10.30**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Bissell, Katz and Sheridan	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.30(a)**	Form of Change in Control Agreement for Mr. Iannarelli dated May 9, 2011	AmeriGas Partners, L.P.	Form 10-Q (6/30/11)	10.1

*10.31**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Messrs. Bissell, Iannarelli, Katz and Sheridan	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29

10.32	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37

10.33	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1

10.34	Credit Agreement dated as of June 21, 2011 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto	AmeriGas Partners, L.P.	Form 10-Q (6/30/11)	10.2

10.35	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14

*21	Subsidiaries of the Registrant

*23	Consent of PricewaterhouseCoopers LLP

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	UGI Corporation Equity-Based Compensation Information

*101.INS***	XBRL.Instance

*101.SCH***	XBRL Taxonomy Extension Schema

*101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF***	XBRL Taxonomy Extension Definition Linkbase

*101.LAB***	XBRL Taxonomy Extension Labels Linkbase

*101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

***	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

	By:	AmeriGas Propane, Inc., Its General Partner

Date: November 21, 2011	By:	/s/ John S. Iannarelli John S. Iannarelli
Vice President — Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 21, 2011, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Eugene V. N. Bissell Eugene V. N. Bissell	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Lon R. Greenberg Lon R. Greenberg	Chairman and Director

/s/ John L. Walsh John L. Walsh	Vice Chairman and Director

/s/ John S. Iannarelli John S. Iannarelli	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Stanczak William J. Stanczak	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen D. Ban Stephen D. Ban	Director

/s/ William J. Marrazzo William J. Marrazzo	Director

/s/ Gregory A. Pratt Gregory A. Pratt	Director

/s/ Marvin O. Schlanger Marvin O. Schlanger	Director

/s/ Howard B. Stoeckel Howard B. Stoeckel	Director

EXHIBIT INDEX

Exhibit No.	Description
10.26	Description of oral compensation arrangements for Messrs. Bissell, Iannarelli, Katz and Sheridan

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99	UGI Corporation Equity-Based Compensation Information

101.INS*	XBRL.Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2011

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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 21, 2011

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
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2011, based on the COSO Framework. PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2011, as stated in their report, which appears herein.
/s/ Eugene V. N. Bissell
Chief Executive Officer
/s/ John S. Iannarelli
Chief Financial Officer
/s/ William J. Stanczak
Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$8,632	$7,726
Accounts receivable (less allowances for doubtful accounts of $17,181 and $15,290, respectively)	233,335	172,708
Accounts receivable — related parties	1,299	7,039
Inventories	135,815	114,122
Derivative financial instruments	864	7,478
Prepaid expenses and other current assets	13,874	16,785

Total current assets	393,819	325,858

Property, plant and equipment (less accumulated depreciation and amortization of $943,127 and $867,250, respectively)	645,755	642,778
Goodwill	691,910	678,721
Intangible assets	41,542	37,590
Other assets	22,709	11,272

Total assets	$1,795,735	$1,696,219

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$4,664	$20,123
Bank loans	95,500	91,000
Accounts payable — trade	158,554	130,575
Accounts payable — related parties	62	2,352
Employee compensation and benefits accrued	29,433	37,550
Interest accrued	15,458	20,533
Customer deposits and advances	74,979	86,154
Derivative financial instruments	7,248	—
Other current liabilities	65,095	71,975

Total current liabilities	450,993	460,262

Long-term debt	928,858	771,279
Other noncurrent liabilities	64,405	71,792

Total liabilities	1,444,256	1,303,333

Commitments and contingencies (note 13)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 57,124,296 and 57,088,509, respectively)	340,180	372,220
General partner	3,436	3,751
Accumulated other comprehensive (loss) income	(4,960)	4,877

Total AmeriGas Partners, L. P. partners’ capital	338,656	380,848
Noncontrolling interests	12,823	12,038

Total partners’ capital	351,479	392,886

Total liabilities and partners’ capital	$1,795,735	$1,696,219

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit)

	Year Ended
	September 30,
	2011	2010	2009

Revenues:
Propane	$2,360,439	$2,158,800	$2,091,890
Other	177,520	161,542	168,205

	2,537,959	2,320,342	2,260,095

Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	1,546,161	1,340,615	1,254,332
Cost of sales — other (excluding depreciation shown below)	59,126	54,456	62,172
Operating and administrative expenses	620,576	609,710	615,152
Depreciation	82,977	79,679	78,528
Amortization	11,733	7,721	5,260
Gain on sale of California LPG storage facility	—	—	(39,887)
Other income, net	(25,563)	(7,704)	(16,005)

	2,295,010	2,084,477	1,959,552

Operating income	242,949	235,865	300,543
Loss on extinguishments of debt	(38,117)	—	—
Interest expense	(63,518)	(65,106)	(70,340)

Income before income taxes	141,314	170,759	230,203
Income tax expense	(390)	(3,265)	(2,593)

Net income	140,924	167,494	227,610
Less: net income attributable to noncontrolling interests	(2,401)	(2,281)	(2,967)

Net income attributable to AmeriGas Partners, L. P.	$138,523	$165,213	$224,643

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$6,422	$4,691	$6,737

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$132,101	$160,522	$217,906

Income per limited partner unit — basic (Note 2)	$2.30	$2.80	$3.59

Income per limited partner unit — diluted (Note 2)	$2.30	$2.80	$3.59

Average limited partner units outstanding (thousands):
Basic	57,119	57,076	57,038

Diluted	57,170	57,123	57,082

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2011	2010	2009

Net income	$140,924	$167,494	$227,610

Net gains (losses) on derivative instruments	22,275	37,568	(138,317)

Reclassifications of net (gains) losses on derivative instruments	(32,243)	(25,629)	195,851

Comprehensive income	130,956	179,433	285,144

Less: comprehensive income attributable to noncontrolling interests	(2,270)	(2,396)	(3,543)

Comprehensive income attributable to AmeriGas Partners, L.P.	$128,686	$177,037	$281,601

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

		Year Ended
	September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,924	$167,494	$227,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,710	87,400	83,788
Gain on sale of California LPG storage facility	—	—	(39,887)
Provision for uncollectible accounts	12,807	12,459	9,345
Loss on extinguishments of debt	38,117	—	—
Other, net	(2,812)	2,146	320
Net change in:
Accounts receivable	(65,578)	(47,865)	74,134
Inventories	(20,532)	(24,600)	57,847
Accounts payable	25,690	15,637	(58,124)
Collateral deposits	—	—	17,830
Other current assets	2,912	(4,378)	16,210
Other current liabilities	(37,387)	10,523	(21,575)

Net cash provided by operating activities	188,851	218,816	367,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(77,228)	(83,170)	(78,739)
Proceeds from disposals of assets	5,131	2,586	6,880
Net proceeds from sale of California LPG storage facility	—	—	42,426
Acquisitions of businesses, net of cash acquired	(34,032)	(34,345)	(50,092)

Net cash used by investing activities	(106,129)	(114,929)	(79,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(171,821)	(161,626)	(165,282)
Noncontrolling interest activity	(1,485)	(2,224)	(2,400)
Increase in bank loans	4,500	91,000	—
Issuance of long-term debt	904,332	—	—
Repayment of long-term debt	(817,976)	(83,107)	(71,659)
Proceeds associated with equity based compensation plans, net of tax withheld	616	566	(338)
Capital contributions from General Partner	18	17	10

Net cash used by financing activities	(81,816)	(155,374)	(239,669)

Cash and cash equivalents increase (decrease)	$906	$(51,487)	$48,304

CASH AND CASH EQUIVALENTS:
End of year	$8,632	$7,726	$59,213
Beginning of year	7,726	59,213	10,909

Increase (decrease)	$906	$(51,487)	$48,304

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$66,269	$65,147	$69,745
See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

				Accumulated	Total
				other	AmeriGas		Total
	Number of		General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	Common	partner	income (loss)	partners’ capital	Interests	capital
Balance September 30, 2008	57,009,951	$308,186	$3,094	$(63,905)	$247,375	$10,723	$258,098

Net income		217,906	6,737		224,643	2,967	227,610
Net losses on derivative instruments				(136,786)	(136,786)	(1,531)	(138,317)
Reclassification of net losses on derivative instruments				193,744	193,744	2,107	195,851
Distributions		(159,139)	(6,143)		(165,282)	(2,400)	(167,682)
Unit-based compensation expense		1,093			1,093		1,093
Common Units issued in connection with employee plans, net of tax withheld	36,437	(338)	10		(328)		(328)

Balance September 30, 2009	57,046,388	367,708	3,698	(6,947)	364,459	11,866	376,325

Net income		160,522	4,691		165,213	2,281	167,494
Net gains on derivative instruments				37,189	37,189	379	37,568
Reclassification of net gains on derivative instruments				(25,365)	(25,365)	(264)	(25,629)
Distributions		(156,971)	(4,655)		(161,626)	(2,224)	(163,850)
Unit-based compensation expense		1,312			1,312		1,312
Common Units issued in connection with employee plans, net of tax withheld	42,121	(351)	17		(334)		(334)

Balance September 30, 2010	57,088,509	372,220	3,751	4,877	380,848	12,038	392,886

Net income		132,101	6,422		138,523	2,401	140,924
Net gains on derivative instruments				22,050	22,050	225	22,275
Reclassification of net gains on derivative instruments				(31,887)	(31,887)	(356)	(32,243)
Distributions		(165,066)	(6,755)		(171,821)	(2,272)	(174,093)
Unit-based compensation expense		1,497			1,497		1,497
General Partner contribution to AmeriGas Propane, L.P.						787	787
Common Units issued in connection with employee and director plans, net of tax withheld	35,787	(572)	18		(554)		(554)

Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479

See accompanying notes to consolidated financial statements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
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
Note 14 — Related Party Transactions
Note 15 — Other Current Liabilities
Note 16 — Fair Value Measurements
Note 17 — Disclosures About Derivative Instruments and Hedging Activities
Note 18 — Other Income, Net
Note 19 — Quarterly Data (Unaudited)
Note 20 — Subsequent Event — Proposed Acquisition of the Propane Operations of Energy Transfer Partners
Note 1 — Nature of Operations
AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and, prior to its merger with AmeriGas OLP on October 1, 2010 (“the Merger”), AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas OLP subsequent to the Merger, and AmeriGas OLP and Eagle OLP collectively prior to the Merger, are referred to herein as “the Operating Partnership.” AmeriGas Partners, the Operating Partnership and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”
The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At September 30, 2011, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 32,433,087 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
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
Principles of Consolidation. The consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP.
Finance Corps. AmeriGas Finance Corp. and AP Eagle Finance Corp. are wholly-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as co-obligors for debt securities issued by AmeriGas Partners.
Fair Value Measurements. We apply fair value measurements to certain assets and liabilities, principally our commodity and interest rate derivative instruments. Fair value in GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. Fair value measurements require that we assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. We did not have any derivative financial instruments categorized as Level 1 at September 30, 2011 or 2010.

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

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2011 or 2010.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
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
Revenue Recognition. Revenues from the sale of propane are recognized principally upon delivery. Revenues from the sale of appliances and equipment are recognized at the later of sale or installation. Revenues from repair or maintenance services are recognized upon completion of services. Revenues from annually billed fees are recorded on a straight-line basis over one year. We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis.
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
Income Taxes. AmeriGas Partners and the Operating Partnership are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to their individual partners. The Operating Partnership has corporate subsidiaries which are directly subject to federal and state income taxes. Accordingly, our consolidated financial statements reflect income taxes related to these corporate subsidiaries. Legislation in certain states allows for taxation of partnerships’ income and the accompanying financial statements reflect state income taxes resulting from such legislation. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders. This is a result of (1) differences between the tax basis and financial reporting basis of assets and liabilities and (2) the taxable income allocation requirements of the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., (“Partnership Agreement”) and the Internal Revenue Code. At September 30, 2011, the financial reporting basis of the Partnership’s assets and liabilities exceeded the tax basis by approximately $306,149.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
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
Goodwill and Intangible Assets. In accordance with GAAP relating to goodwill and other intangibles, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. We amortize customer relationship and noncompete agreement intangibles over their estimated periods of benefit, which do not exceed 15 years. Goodwill is not amortized but is subject to tests for impairment at least annually. We perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill might be impaired. For purposes of the goodwill impairment test, the Partnership has determined it has one reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into account the market price of AmeriGas Partners Common Units. No provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2011, Fiscal 2010 or Fiscal 2009.
No amortization expense is included in cost of sales on the Consolidated Statements of Operations. For further information, see Note 11.
Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2011, Fiscal 2010 or Fiscal 2009.
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, in excess of associated billings, are classified as customer deposits and advances on the Consolidated Balance Sheets.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. At September 30, 2011, the Partnership’s accrued liability for environmental investigation and cleanup costs was not material.
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
The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	2011	2010	2009
Common Unitholders’ interest in net income attributable to AmeriGas
Partners under the two-class method for MLPs	$131,482	$160,037	$205,039

Weighted average Common Units outstanding — basic (thousands)	57,119	57,076	57,038
Potentially dilutive Common Units (thousands)	51	47	44

Weighted average Common Units outstanding — diluted (thousands)	57,170	57,123	57,082

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2011, Fiscal 2010 and Fiscal 2009 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01, $0.01, and $0.23, respectively. The retrospective application of the new guidance described above did not impact the calculation of net income per limited partner unit for the year ended September 30, 2009.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
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
Note 3 — Accounting Changes
Adoption of New Accounting Standards
Presentation of Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. Additionally, reclassification adjustments between net income and comprehensive income must be shown on the face of the financial statements. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassification adjustments on the face of the income statement. The change in presentation is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with full retrospective application required. Early adoption is permitted. We applied the provisions of the new guidance effective September 30, 2011 (except for the presentation of reclassification adjustments on the face of the statement of income), and report the components of comprehensive income in two separate but consecutive statements as permitted by the new guidance.
Business Combinations. Effective October 1, 2009, we adopted new guidance on accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. Among the more significant changes in accounting for acquisitions are (1) transaction costs are generally expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, are generally recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets are recognized in operations (rather than as decreases in goodwill). The new guidance did not have a material impact on our financial statements.
New Accounting Standards Not Yet Adopted
Goodwill Impairment. In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in GAAP. The more-likely-than-not threshold is deemed as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than the carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, an entity is not required to calculate fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed after December 15, 2011. Early adoption is permitted. We will adopt the new guidance in Fiscal 2012.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Fair Value Measurements. In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS.” The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for our interim period ending March 31, 2012 and is required to be applied prospectively. We do not expect it will have a material impact on our results of operations or financial condition.
Note 4 — Acquisitions
During Fiscal 2011, the Partnership acquired a number of retail propane distribution businesses for total net cash consideration of $34,032. During Fiscal 2010, the Partnership acquired a number of retail propane distribution businesses for total net cash consideration of $34,345. During Fiscal 2009, the Partnership acquired several retail propane distribution businesses, including all of the assets of the retail propane business of Penn Fuel Propane, LLC (see Note 14), for total net cash consideration of $50,092. In conjunction with these acquisitions, liabilities of $9,487 in Fiscal 2011, $8,956 in Fiscal 2010 and $3,786 in Fiscal 2009 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition.
The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2011	2010	2009
Net current assets	$2,462	$3,578	$1,916
Property, plant and equipment	15,998	15,812	17,646
Goodwill	13,053	12,930	24,048
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	12,006	10,981	10,268

Total	$43,519	$43,301	$53,878

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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
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
Quarterly distributions of Available Cash per limited partner unit during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were as follows:

	2011	2010	2009
1st Quarter	$0.705	$0.670	$0.64
2nd Quarter	0.705	0.670	0.64
3rd Quarter	0.740	0.705	0.67
4th Quarter	0.740	0.705	0.84
During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $9,027 in Fiscal 2011, $6,879 in Fiscal 2010 and $8,543 in Fiscal 2009. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2011, Fiscal 2010 and Fiscal 2009 of $5,037, $3,038 and $4,491, respectively.
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
Note 7 — Debt
Long-term debt comprises the following at September 30:

	2011	2010
AmeriGas Partners Senior Notes:
6.50% due May 2021	$470,000	$—
6.25% due August 2019	450,000	—
8.875% due May 2011	—	14,672
7.25% due May 2015	—	415,000
7.125% due May 2016	—	350,000
Other	13,522	11,730

Total long-term debt	933,522	791,402
Less: current maturities	(4,664)	(20,123)

Total long-term debt due after one year	$928,858	$771,279

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2012 — $4,664; Fiscal 2013 — $3,210; Fiscal 2014 — $2,410; Fiscal 2015 — $2,021; Fiscal 2016 — $1,131.
AmeriGas Partners Senior Notes. In January 2011, AmeriGas Partners issued $470,000 principal amount of 6.50% Senior Notes due May 2021. The proceeds from the issuance of the 6.50% Senior Notes were used in February 2011 to repay AmeriGas Partners’ $415,000 principal amount of its 7.25% Senior Notes due May 15, 2015 pursuant to a tender offer and subsequent redemption. In addition, in February 2011 AmeriGas Partners redeemed the outstanding $14,640 principal amount of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss of $18,801 on these extinguishments of debt which amount is reflected on the Consolidated Statements of Operations under the caption “Loss on extinguishments of debt.”
In August 2011, AmeriGas Partners issued $450,000 principal amount of 6.25% Senior Notes due August 2019. The proceeds from the issuance of the 6.25% Senior Notes were used to repay AmeriGas Partners’ $350,000 principal amount of its 7.125% Senior Notes due May 2016 pursuant to a tender offer and subsequent redemption. The Partnership incurred a loss of $19,316 on this extinguishment of debt which amount is also reflected on the Consolidated Statements of Operations under the caption “Loss on extinguishments of debt.”
The 6.50% and 6.25% Senior Notes generally may be redeemed at our option (pursuant to a tender offer). A redemption premium applies through May 20, 2019 (with respect to the 6.50% Notes) and through August 20, 2017 (with respect to the 6.25% Notes). In addition, in the event that AmeriGas Partners completes a registered public offering of Common Units, the Partnership may, at its option, redeem up to 35% of the outstanding 6.50% Notes (through May 20, 2014) or 35% of the outstanding 6.25% Notes (through August 20, 2014), each at a premium. AmeriGas Partners may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay its 6.50% and 6.25% Senior Notes.
AmeriGas OLP Credit Agreement. In June 2011, AmeriGas OLP entered into an unsecured revolving credit agreement (the “2011 Credit Agreement”) with a group of banks providing for borrowings up to $325,000 (including a $100,000 sublimit for letters of credit). Concurrently with entering into the 2011 Credit Agreement, AmeriGas OLP terminated its then-existing $200,000 revolving credit agreement dated as of November 6, 2006 and its $75,000 credit agreement dated as of April 17, 2009 (“2009 Supplemental Credit Agreement”).
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
At September 30, 2011 and 2010, there were $95,500 and $91,000 of borrowings outstanding under the 2011 Credit Agreement and predecessor credit agreements, respectively, which amounts are reflected as bank loans on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under the 2011 Credit Agreement and predecessor credit agreements at September 30, 2011 and 2010 were 2.29% and 1.31%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the 2011 Credit Agreement and predecessor credit agreements, totaled $35,678 at both September 30, 2011 and 2010.
Restrictive Covenants. The 6.50% and 6.25% Senior Notes of AmeriGas Partners restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets. Under the 6.50% and 6.25% Senior Notes indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. These conditions include:
1.	no event of default exists or would exist upon making such distributions and
2.	the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75-to-1.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $75,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2011, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 6.
The 2011 Credit Agreement restricts the incurrence of additional indebtedness and also restricts certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The 2011 Credit Agreement requires that AmeriGas OLP and AmeriGas Partners maintain ratios of total indebtedness to EBITDA, as defined, below certain thresholds. In addition, the Partnership must maintain a minimum ratio of EBITDA to interest expense, as defined and as calculated on a rolling four-quarter basis. Generally, as long as no default exists or would result, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
At September 30, 2011, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $1,000,000.
Note 8 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $7,421 in Fiscal 2011, $7,517 in Fiscal 2010 and $7,537 in Fiscal 2009.
The General Partner sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to limitations imposed by the Internal Revenue Service. Costs associated with these plans were not material in Fiscal 2011, Fiscal 2010 and Fiscal 2009.
Note 9 — Inventories
Inventories comprise the following at September 30:

	2011	2010
Propane gas	$115,211	$94,561
Materials, supplies and other	17,552	16,840
Appliances for sale	3,052	2,721

Total inventories	$135,815	$114,122

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Note 10 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2011	2010
Land	$68,793	$67,516
Buildings and improvements	103,735	101,490
Transportation equipment	80,012	76,061
Storage facilities	141,680	128,801
Equipment, primarily cylinders and tanks	1,171,418	1,093,894
Other, including construction in process	23,244	42,266

Gross property, plant and equipment	1,588,882	1,510,028
Less accumulated depreciation and amortization	(943,127)	(867,250)

Net property, plant and equipment	$645,755	$642,778

Note 11 — Goodwill and Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following at September 30:

	2011	2010
Subject to amortization:
Customer relationships and noncompete agreements	$77,213	$65,203
Accumulated amortization	(35,671)	(27,613)

	$41,542	$37,590

Not Subject to amortization:
Goodwill	$691,910	$678,721

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2009	$665,663
Goodwill acquired	12,930
Purchase accounting adjustments	128

Balance September 30, 2010	678,721
Goodwill acquired	13,053
Purchase accounting adjustments	136

Balance September 30, 2011	$691,910

Amortization expense of intangible assets was $8,055 in Fiscal 2011, $6,016 in Fiscal 2010 and $5,237 in Fiscal 2009. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2012 — $8,865; Fiscal 2013 — $8,281; Fiscal 2014 — $7,302; Fiscal 2015 — $5,298; Fiscal 2016 — $4,325. There were no accumulated impairment losses at September 30, 2011.
Note 12 — Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units.
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $3,257, $3,127 and $3,035 in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. (“2010 Propane Plan”), the General Partner may award to employees and non-employee directors grants of Common Units, performance units, options, phantom units, unit appreciation rights and other Common Unit-based awards. The total aggregate number of Common Units that may be issued under the Plan is 2,800,000. The exercise price for options may not be less than the fair market value on the date of grant. Awards granted under the 2010 Propane Plan may vest immediately or ratably over a period of years, and options can be exercised no later than ten years from the grant date. In addition, the 2010 Propane Plan provides that Common Unit-based awards may also provide for the crediting of Common Unit distribution equivalents to participants’ accounts.
The 2010 Propane Plan succeeded the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”), which expired on December 31, 2009, and replaced the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees (“Nonexecutive Propane Plan”). Under the 2000 Propane Plan, the General Partner could award to key employees the right to receive Common Units (comprising performance units), or cash equivalent to the fair market value of such Common Units. In addition, the 2000 Propane Plan authorizes the crediting of Common Unit distribution equivalents to participants’ accounts. Under the Nonexecutive Propane Plan, the General Partner could grant awards to key employees who did not participate in the 2000 Propane Plan. Generally, awards under the Nonexecutive Propane Plan vest at the end of a three-year period and are paid in Common Units and cash. No additional grants will be made under the 2000 Propane Plan and the Nonexecutive Propane Plan.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2011	2010	2009
Risk-free rate	1.0%	1.7%	1.0%
Expected life	3 years	3 years	3 years
Expected volatility	34.6%	35.0%	32.0%
Dividend Yield	5.8%	6.8%	9.1%
The General Partner granted awards under the 2010 Propane Plan representing 49,287, 57,750 and 60,200 Common Units in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, having weighted-average grant date fair values per Common Unit subject to award of $53.19, $41.39 and $31.94, respectively. At September 30, 2011, 2,747,263 Common Units were available for future award grants under the 2010 Propane Plan.
The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2011:

	Total		Vested		Non-Vested
	Number of	Weighted		Weighted	Number of	Weighted
	Common	Average	Number of	Average	Common	Average
	Units	Grant Date	Common	Grant Date	Units	Grant Date
	Subject to	Fair Value	Units Subject	Fair Value	Subject to	Fair Value
	Award	(per Unit)	to Award	(per Unit)	Award	(per Unit)
September 30, 2010	146,600	$37.05	53,851	$37.14	92,749	$37.00
Granted	49,287	$53.19	—	$—	49,287	$53.19
Forfeited	(2,967)	$35.41	—	$—	(2,967)	$35.41
Vested	—	$—	46,351	$39.88	(46,351)	$39.88
Awards paid	(37,564)	$38.75	(37,564)	$38.75	—	$—

September 30, 2011	155,356	$41.79	62,638	$38.20	92,718	$44.22

During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Partnership paid AmeriGas Common Unit-based awards in Common Units and cash as follows:

	2011	2010	2009
Number of Common Units subject to original Awards granted	41,064	49,650	38,350
Fiscal year granted	2008	2007	2006
Payment of Awards:
AmeriGas Partners Common Units issued	35,787	42,121	36,437
Cash paid	$1,196	$1,219	$879
As of September 30, 2011, there was $792 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2011, there was a total of approximately $2,631 of unrecognized compensation cost associated with 155,356 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Common Unit-based awards that vested during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $2,049, $1,978 and $1,645, respectively. As of September 30, 2011 and 2010, total liabilities of $1,198 and $1,266 associated with Common Unit-based awards are reflected in “Employee compensation and benefits accrued” and “Other noncurrent liabilities” in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid out in AmeriGas Partners Common Units.
Note 13 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $55,533 in Fiscal 2011, $54,513 in Fiscal 2010 and $54,277 in Fiscal 2009.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2012	$56,091
2013	47,589
2014	39,380
2015	31,499
2016	23,350
Therafter	54,836

Total minimum operating lease payments	$252,745

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2011 the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $9,000. The fair values of residual lease guarantees were not material at September 30, 2011 and 2010.
The Partnership enters into fixed-price contracts with suppliers to purchase a portion of its propane supply requirements. These contracts generally have terms of less than one year. As of September 30, 2011, obligations under these contracts totaled $65,813.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Contingencies
Environmental Matters
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of the contamination, and the possible existence of other potentially responsible parties. The Partnership communicated the results of its research to DEC in January 2009 and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
Other Matters
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena seeks information and documents regarding AmeriGas OLP’s cylinder exchange program and alleges potential violations of California’s Unfair Competition Law. We reviewed and responded to the subpoena and will continue to cooperate with the District Attorneys.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane grill cylinders. Based upon the limited amount of information available at this time, the Partnership believes the investigation concerns, in whole or in part, the Partnership’s decision, in 2008, to reduce the volume of propane in the grill cylinders it sells to consumers from 17 pounds to 15 pounds. The Partnership believes that it will have good defenses to any claims that may result from this investigation. Because of the limited information available at this time, we are not able to assess the financial impact this investigation or any related claims may have on the Partnership.
In 1996, a fire occurred at the residence of Samuel and Brenda Swiger (the “Swigers”) when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. On December 14, 2010, AmeriGas OLP and its affiliates entered into a settlement agreement with the class. On August 12, 2011, the Circuit Court of Monongalia County entered a final order, dismissing all claims against AmeriGas.
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
On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas Propane, L.P. in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. The complaint seeks an unspecified amount of direct, indirect, consequential, special and compensatory damages, including attorneys’ fees, costs and interest and other appropriate relief. It also seeks an accounting to determine the amount of the alleged overcharges related to the Services. We have substantially completed our investigation of this matter and, based upon the results of that investigation, we believe we have good defenses to the claims set forth in the complaint and the amount of loss will not have a material impact on our results of operations and financial condition.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Note 14 — Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. Prior to the Merger and pursuant to a Management Services Agreement between AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP prior to the Merger, and the General Partner, the General Partner was also entitled to reimbursement for all direct and indirect expenses it made on Eagle OLP’s behalf. These costs, which totaled $363,392 in Fiscal 2011, $350,246 in Fiscal 2010, and $355,043 in Fiscal 2009, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $10,805 in Fiscal 2011, $10,757 in Fiscal 2010 and $12,183 in Fiscal 2009. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3,184 in Fiscal 2011, $2,296 in Fiscal 2010 and $3,344 in Fiscal 2009.
AmeriGas OLP purchases propane from Atlantic Energy, Inc. (“Atlantic Energy”), which, prior to July 30, 2010, was a subsidiary of UGI. Atlantic Energy and AmeriGas OLP are parties to a propane sales agreement (“Product Sales Agreement”). The Product Sales Agreement was amended to extend beyond the initial termination date of April 30, 2010 to April 30, 2015 and to provide for an option to extend beyond that date for an additional five years. The price to be paid for product purchased under the agreement is determined annually using a contractual formula that takes into account published index prices and the locational value of deliveries at the terminal. In addition, from time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services and Atlantic Energy (through July 30, 2010) totaled $4,073, $39,807 and $24,302 during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
On October 1, 2008, AmeriGas OLP acquired all of the assets of Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”) from CPP, a second-tier subsidiary of UGI Utilities, Inc., for $32,000 cash plus estimated working capital of $1,621. UGI Utilities, Inc. is a wholly owned subsidiary of UGI. CPP sold propane to customers primarily in eastern Pennsylvania. AmeriGas OLP funded the acquisition of the assets of CPP principally from credit agreement borrowings. Pursuant to the acquisition agreement, in February 2009, AmeriGas OLP reached an agreement with UGI Utilities on the working capital adjustment pursuant to which UGI Utilities reimbursed AmeriGas OLP $1,352 plus interest.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material in Fiscal 2011, Fiscal 2010 or Fiscal 2009.
Note 15 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2011	2010
Litigation, property and casualty liabilities	$8,515	$23,189
Taxes other than income taxes	8,918	6,839
Propane exchange liabilities	20,346	18,893
Deferred tank fee revenue	14,371	12,642
Other	12,945	10,412

Total other current liabilities	$65,095	$71,975

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Note 16 — Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2011 and 2010:

	Asset (Liability)
	Quoted Prices in
	Active Markets	Significant
	for Identical	Other
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$864	$—	$864
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(7,248)	$—	$(7,248)

September 30, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$8,025	$—	$8,025
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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for and current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $933,522 and $900,297, respectively. At September 30, 2010, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $791,402 and $819,949, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.
We have other financial instruments such as short-term investments and trade accounts receivable which could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper and U.S. Government securities. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different U.S. markets.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At September 30, 2011 and 2010, there were 138.0 million gallons and 158.7 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts. At September 30, 2011, the maximum period over which we are hedging propane market price risk is 12 months with a weighted average of 5 months. In addition, the Partnership from time to time enters into price swap agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes and the volumes of propane subject to these agreements were not material.
We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At September 30, 2011, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $4,718.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no settled or unsettled amounts relating to IRPAs at September 30, 2011.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2011. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2011, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of September 30, 2011 and 2010:

	Derivative Assets			Derivative (Liabilities)
		Fair Value			Fair Value
	Balance Sheet	September 30,		Balance Sheet	September 30,
	Location	2011	2010	Location	2011	2010
Derivatives Designated as Hedging Instruments:

Propane contracts	Derivative financial instruments and Other assets	$864	$8,016	Derivative financial instruments	$(7,248)	$—

Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$—	$9

Total Derivatives		$864	$8,025		$(7,248)	$—

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for Fiscal 2011, Fiscal 2010 and Fiscal 2009:

			Location of
	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income
Year Ended September 30, 2011:
Cash Flow
Hedges:
Propane contracts	$22,275	$35,292	Cost of sales
Interest rate contracts	—	(3,049)	Interest expense/loss on extinguishments of debt

Total	$22,275	$32,243

Year Ended September 30, 2010:

Cash Flow
Hedges:
Propane contracts	$35,829	$38,360	Cost of sales
Interest rate contracts	1,739	(12,731)	Interest expense

Total	$37,568	$25,629

Year Ended September 30, 2009:

Cash Flow
Hedges:
Propane contracts	$(128,214)	$(193,364)	Cost of sales
Interest rate contracts	(10,104)	(2,487)	Interest expense

Total	$(138,318)	$(195,851)

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains on losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for Fiscal 2011, Fiscal 2010 or Fiscal 2009. As a result of the Partnership’s refinancing of its 7.125% Senior Notes (see Note 7), during the three months ended September 30, 2011, the Partnership discontinued cash flow hedge accounting for settled but unamortized IRPA losses associated with the 7.125% Senior Notes and recorded a loss of $2,556 which amount is included in “loss on extinguishments of debt” on the Fiscal 2011 Consolidated Statement of Operations. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150,000 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated long-term debt issuance and recorded a $12,193 loss which is reflected in other income, net, on the Fiscal 2010 Consolidated Statement of Operations. In March 2009, the Partnership recorded losses of $1,659 as a result of the discontinuance of cash flow hedge accounting associated with IRPAs. The amounts of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during Fiscal 2011, Fiscal 2010 or Fiscal 2009.
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
18 — Other Income, Net
Other income, net, comprises the following:

	2011	2010	2009
Gains on sales of fixed assets (a)	$2,222	$1,470	$2,795
Finance charges	15,111	11,346	11,717
Losses on IRPAs	—	(12,193)	(1,659)
Other	8,230	7,081	3,152

Total other income, net	$25,563	$7,704	$16,005

(a)	Excludes gain on sale of California LPG storage facility in Fiscal 2009 of $39,887 (see Note 5).
Note 19 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,		September 30,
	2010	2009	2011 (a)	2010 (b)	2011	2010	2011 (c)	2010 (d)
Revenues	$700,220	$656,595	$906,776	$886,101	$470,830	$396,613	$460,133	$381,033
Operating income (loss)	$91,575	$102,614	$154,626	$153,248	$6,681	$5,320	$(9,933)	$(25,317)
Loss on extinguishments of debt	$—	$—	$(18,801)	$—	$—	$—	$(19,316)	$—
Net income (loss)	$75,781	$84,954	$119,549	$135,989	$(9,101)	$(12,323)	$(45,305)	$(41,126)
Net income (loss) attributable to AmeriGas Partners, L.P.	$74,868	$83,959	$118,002	$134,483	$(9,152)	$(12,372)	$(45,195)	$(40,857)
Income (loss) per limited partner unit (e):
Basic	$1.07	$1.15	$1.45	$1.59	$(0.19)	$(0.23)	$(0.81)	$(0.73)
Diluted	$1.06	$1.15	$1.45	$1.59	$(0.19)	$(0.23)	$(0.81)	$(0.73)

(a)	Includes loss on extinguishment of debt which decreased net income and net income attributable to AmeriGas Partners, L.P. by $18,801 (see Note 7).

(b)	Includes loss from discontinuance of cash flow hedge treatment for IRPAs which decreased operating income by $12,193 and net income attributable to AmeriGas Partners, L.P. by $12,070 (see Note 17).

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

(c)	Includes loss on extinguishment of debt which increased net loss and net loss attributable to AmeriGas Partners, L.P. by $19,316 (see Note 7).

(d)	Includes increase in litigation accrual which increased operating loss by $7,000 and net loss attributable to AmeriGas Partners, L.P. by $6,930.

(e)
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

	December 31,		March 31,
Quarter ended:	2010	2009	2011	2010
Decrease in income per limited partner unit	$(0.22)	$(0.30)	$(0.58)	$(0.73)
Note 20 — Subsequent Event — Proposed Acquisition of the Propane Operations of Energy Transfer Partners
On October 17, 2011, AmeriGas Partners announced that it had reached a definitive agreement to acquire the propane operations of Energy Transfer Partners, L.P. (“Energy Transfer”) for total consideration of approximately $2,900,000, including $1,500,000 in cash, AmeriGas Partners Common Units valued at approximately $1,300,000 at the time of the execution of the agreement, and the assumption of $71,000 in debt (the “Acquisition”). Energy Transfer conducts its propane operations in 41 states through its subsidiaries Heritage Operating, L.P. and Titan Energy Partners, L.P. (collectively, “Heritage Propane”). According to LP-Gas Magazine rankings, Heritage Propane is the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers. The acquisition of Heritage Propane is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Act. AmeriGas Partners’ obligation to complete the acquisition is also conditioned on it obtaining debt financing on certain agreed upon terms. In addition to new debt financing, the Partnership expects to increase the size of its 2011 Credit Agreement to at least $500,000 upon closing of the Acquisition. The agreement contains termination rights for both parties. Under certain conditions, termination by AmeriGas Partners could result in the payment of a termination fee of up to $125,000. AmeriGas Partners expects to complete the Acquisition by March 31, 2012.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2011	2010
ASSETS

Current assets:
Cash	$2,481	$302
Accounts receivable — related party	179	—
Prepaids and other current assets	1,078	1,128

Total current assets	3,738	1,430

Investment in AmeriGas Propane, L.P.	1,254,840	1,177,953
Other assets	15,087	5,821

Total assets	$1,273,665	$1,185,204

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$—	$14,672
Accounts payable and other liabilities	97	4,188
Accrued interest	14,912	20,496

Total current liabilities	15,009	39,356

Long-term debt	920,000	765,000

Commitments and contingencies

Partners’ capital:
Common unitholders	340,180	372,220
General partner	3,436	3,751
Accumulated other comprehensive (loss) income	(4,960)	4,877

Total partners’ capital	338,656	380,848

Total liabilities and partners’ capital	$1,273,665	$1,185,204

Commitments and Contingencies:
There are no scheduled principal repayments of long-term debt during the next five fiscal years.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year Ended
	September 30,
	2011	2010	2009

Operating income (expenses), net	$75	$(280)	$(337)
Loss on extinguishments of debt	(38,117)	—	—
Interest expense	(58,701)	(58,003)	(58,003)

Loss before income taxes	(96,743)	(58,283)	(58,340)
Income tax expense	7	30	—

Loss before equity in income of AmeriGas Propane, L.P.	(96,750)	(58,313)	(58,340)

Equity in income of AmeriGas Propane, L.P.	235,273	223,526	282,983

Net income	$138,523	$165,213	$224,643

General partner’s interest in net income	$6,422	$4,691	$6,737

Limited partners’ interest in net income	$132,101	$160,522	$217,906

Income per limited partner unit — basic and diluted:	$2.30	$2.80	$3.59

Average limited partner units outstanding — basic (thousands)	57,119	57,076	57,038

Average limited partner units outstanding — diluted (thousands)	57,170	57,123	57,082

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year
	Ended
	September 30,
	2011	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$157,755	$161,512	$165,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to AmeriGas Propane, L.P.	(77,135)	—	—

Net cash used by investing activities	(77,135)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(171,821)	(161,626)	(165,282)
Issuance of long-term debt	904,210	—	—
Repayments of long-term debt	(810,232)	—	—
Proceeds from issuance of Common Units, net of tax withheld	(616)	(566)	(338)
Capital contribution from General Partner	18	17	10

Net cash used by financing activities	(78,441)	(162,175)	(165,610)

Increase (decrease) in cash and cash equivalents	$2,179	$(663)	$6

CASH AND CASH EQUIVALENTS:
End of year	$2,481	$302	$965
Beginning of year	302	965	959

Increase (decrease)	$2,179	$(663)	$6

(a)	Includes distributions received from AmeriGas Propane, L.P. of $222,635, $217,950 and, $221,607 for the years ended September 30, 2011, 2010 and 2009, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2011

Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$15,290	$12,807	$(10,916	)(1)	$17,181

Other reserves:

Property and casualty liability	$57,708	$7,364	$(16,242	)(2)	$52,449	(4)

			3,619	(3)
Environmental, litigation and other	$26,597	$4,512	$(20,960	)(2)	$11,944

			1,795	(3)

Year Ended September 30, 2010

Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$13,239	$12,459	$(10,408	)(1)	$15,290

Other reserves:

Property and casualty liability	$62,658	$12,308	$(22,866	)(2)	$57,708	(4)

			5,608	(3)

Environmental, litigation and other	$21,660	$6,213	$(1,183	)(2)	$26,597

			(93	)(3)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Thousands of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2009

Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$20,215	$9,345	$(16,321	)(1)	$13,239

Other reserves:

Property and casualty liability	$71,172	$20,482	$(29,398	)(2)	$62,658	(4)

			402	(3)

Environmental, litigation and other	$14,481	$7,867	$(968	)(2)	$21,660

			280	(3)

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Payments, net of any refunds

(3)	Other adjustments, primarily reclassifications and refunds

(4)	At September 30, 2011, 2010, and 2009, the Partnership had insurance indemnification receivables associated with its property and casualty liabilities totaling $3,129, $6,329, and $241, respectively.