Form 10-Q
period 2011-12-31
AMERIGAS PARTNERS LP
filed 2012-02-03
CIK 932628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At January 31, 2012 there were 85,760,831 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

i

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Thousands of dollars)

	September 30,	September 30,	September 30,
	December 31,	September 30,	December 31,
	2011	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$58,756	$8,632	$9,534
Accounts receivable (less allowances for doubtful accounts of $18,438 $17,181 and $14,609, respectively)	309,853	233,335	311,024
Accounts receivable - related parties	1,359	1,299	7,593
Inventories	160,004	135,815	137,935
Derivative financial instruments	20	864	15,172
Prepaid expenses and other current assets	14,355	13,874	16,208

Total current assets	544,347	393,819	497,466

Property, plant and equipment (less accumulated depreciation and amortization of $964,403, $943,127 and $885,334, respectively)	645,158	645,755	650,822
Goodwill	692,166	691,910	685,698
Intangible assets, net	40,007	41,542	41,751
Other assets	22,501	22,709	10,636

Total assets	$1,944,179	$1,795,735	$1,886,373

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$4,178	$4,664	$5,588
Bank loans	226,000	95,500	178,000
Accounts payable - trade	206,338	158,554	241,795
Accounts payable - related parties	1,887	62	4,548
Customer deposits and advances	67,405	74,979	67,462
Derivative financial instruments	16,364	7,248	—
Other current liabilities	94,702	109,986	110,249

Total current liabilities	616,874	450,993	607,642

Long-term debt	928,108	928,858	788,063
Other noncurrent liabilities	61,486	64,405	55,279

Total liabilities	1,606,468	1,444,256	1,450,984

Commitments and contingencies (note 5)

Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 57,127,796, 57,124,296 and 57,091,659, respectively)	338,880	340,180	405,526
General partner	3,419	3,436	4,086
Accumulated other comprehensive (loss) income	(17,265)	(4,960)	13,452

Total AmeriGas Partners, L.P. partners’ capital	325,034	338,656	423,064

Noncontrolling interest	12,677	12,823	12,325

Total partners’ capital	337,711	351,479	435,389

Total liabilities and partners’ capital	$1,944,179	$1,795,735	$1,886,373

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Thousands of dollars, except per unit amounts)

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010

Revenues:
Propane	$637,283	$653,812
Other	46,529	46,408

	683,812	700,220

Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	429,980	420,700
Cost of sales - other (excluding depreciation shown below)	13,828	14,605
Operating and administrative expenses	159,910	156,428
Depreciation	20,931	20,072
Amortization	3,257	2,595
Other income, net	(4,190)	(5,755)

	623,716	608,645

Operating income	60,096	91,575
Interest expense	(16,533)	(15,375)

Income before income taxes	43,563	76,200
Income taxes	(450)	(419)

Net income	43,113	75,781
Less: net income attributable to noncontrolling interest	(588)	(913)

Net income attributable to AmeriGas Partners, L.P.	$42,525	$74,868

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$1,991	$1,701

Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$40,534	$73,167

Income per limited partner unit—basic and diluted:
Basic	$0.55	$1.07

Diluted	$0.55	$1.06

Average limited partner units outstanding (thousands):
Basic	57,133	57,095

Diluted	57,193	57,149

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Thousands of dollars)

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
Net income	$43,113	$75,781
Net (losses) gains on derivative instruments	(14,153)	12,963
Reclassifications of net losses (gains) on derivative instruments	1,722	(4,302)

Comprehensive income	30,682	84,442
Less: comprehensive income attributable to noncontrolling interests	(462)	(999)

Comprehensive income attributable to AmeriGas Partners, L.P.	$30,220	$83,443

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Thousands of dollars)

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,113	$75,781
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,188	22,667
Provision for uncollectible accounts	3,125	3,187
Net change in realized gains and losses deferred as cash flow hedges	(2,304)	1,235
Other, net	55	915
Net change in:
Accounts receivable	(79,556)	(141,140)
Inventories	(23,994)	(23,191)
Accounts payable	49,608	113,415
Other current assets	(481)	582
Other current liabilities	(25,602)	(55,494)

Net cash used by operating activities	(11,848)	(2,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(21,603)	(21,306)
Proceeds from disposals of assets	993	773
Acquisitions of businesses, net of cash acquired	(1,273)	(18,083)

Net cash used by investing activities	(21,883)	(38,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(44,283)	(41,618)
Noncontrolling interest activity	(608)	(712)
Increase in bank loans	130,500	87,000
Repayment of long-term debt	(1,908)	(2,351)
Proceeds associated with equity based compensation plans, net of tax withheld	153	146
Capital contributions from General Partner	1	2

Net cash provided by financing activities	83,855	42,467

Cash and cash equivalents increase	$50,124	$1,808

CASH AND CASH EQUIVALENTS:
End of period	$58,756	$9,534
Beginning of period	8,632	7,726

Increase	$50,124	$1,808

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(Thousands of dollars, except unit data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital

For the three months ended December 31, 2011:
Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479
Net income		40,534	1,991		42,525	588	43,113
Net losses on derivative instruments				(14,010)	(14,010)	(143)	(14,153)
Reclassification of net losses on derivative instruments				1,705	1,705	17	1,722
Distributions		(42,274)	(2,009)		(44,283)	(608)	(44,891)
Unit-based compensation expense		287			287		287
Common Units issued in connection with incentive compensation plans, net of tax withheld	3,500	153	1		154		154

Balance December 31, 2011	57,127,796	$338,880	$3,419	$(17,265)	$325,034	$12,677	$337,711

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Accumulated	Total
				other	AmeriGas		Total
	Number of	Common	General	comprehensive	Partners, L.P.	Noncontrolling	partners’
	Common Units	unitholders	partner	income (loss)	partners’ capital	interest	capital
For the three months ended December 31, 2010:
Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038	$392,886
Net income		73,167	1,701		74,868	913	75,781
Net gains on derivative instruments				12,832	12,832	131	12,963
Reclassification of net gains on derivative instruments				(4,257)	(4,257)	(45)	(4,302)
Distributions		(40,250)	(1,368)		(41,618)	(712)	(42,330)
Unit-based compensation expense		243			243		243
Common Units issued in connection with incentive compensation plans, net of tax withheld	3,150	146	2		148		148

Balance December 31, 2010	57,091,659	$405,526	$4,086	$13,452	$423,064	$12,325	$435,389

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

1.	Nature of Operations

AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP” or the “Operating Partnership”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnership and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”

The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.

At December 31, 2011, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 32,436,587 Common Units are publicly held. The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP. Also see Note 9 “Subsequent Event – Acquisition of Heritage Propane”.

AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 5).

2.	Significant Accounting Policies

The condensed consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries principally comprising AmeriGas OLP. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as a noncontrolling interest in the condensed consolidated financial statements.

AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are wholly owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2011 condensed consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2011. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method of MLPs	$31,660	$60,831

Weighted average Common Units outstanding—basic (thousands)	57,133	57,095
Potentially dilutive Common Units (thousands)	60	54

Weighted average Common Units outstanding—diluted (thousands)	57,193	57,149

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2011 and 2010 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.16 and $0.22, respectively.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) results from gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income.

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

3.	Accounting Changes

Adoption of New Accounting Standards

Goodwill Impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in GAAP. The more-likely-than-not threshold is deemed as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than the carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, an entity is not required to calculate fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirements to test goodwill annually for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted the new guidance for Fiscal 2012.

New Accounting Standard Not Yet Adopted

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for our interim period ending March 31, 2012 and is required to be applied prospectively. We do not expect it will have a material impact on our results of operations or financial condition.

4.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	September 30,	September 30,	September 30,
	December 31,	September 30,	December 31,
	2011	2011	2010
Subject to amortization:
Customer relationships and noncompete agreements	$77,904	$77,213	$71,138
Accumulated amortization	(37,897)	(35,671)	(29,387)

	$40,007	$41,542	$41,751

Not subject to amortization:
Goodwill	$692,166	$691,910	$685,698

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The increase in goodwill and other intangible assets during the three months ended December 31, 2011 reflects the effects of acquisitions. Amortization expense of intangible assets was $2,226 and $1,771 for the three months ended December 31, 2011 and 2010, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of December 31, 2011 and excluding the impact of the Heritage Acquisition (see Note 9), our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2012 and the next four fiscal years is as follows: remainder of Fiscal 2012 — $6,640; Fiscal 2013 — $8,403; Fiscal 2014 — $7,424; Fiscal 2015 — $5,420; Fiscal 2016 — $4,447.

5.	Related Party Transactions

Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $90,741 and $93,708 for the three months ended December 31, 2011 and 2010, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $2,267 and $2,618 during the three months ended December 31, 2011 and 2010, respectively. In

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $902 and $786 for the three months ended December 31, 2011 and 2010, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The prices for any such propane purchased are generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three months ended December 31, 2011. Purchases of propane by AmeriGas OLP from Energy Services were $1,440 during the three months ended December 31, 2010.

In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material during the three months ended December 31, 2011 and 2010.

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

Other Matters

On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena sought information and documents regarding AmeriGas OLP’s cylinder exchange program and alleges potential violations of California’s Unfair Competition Law. We reviewed and responded to the subpoena and will continue to cooperate with the District Attorneys.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requests documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pound to 15 pounds; (ii) changes in the Partnership’s labeling, advertising, and marketing practices resulting from that decision; (iii) cross-filling and related service arrangements with competitors; and (iv) communications between the Partnership and any competitors regarding the foregoing. The Partnership believes that it will have good defenses to any claims that may result from this investigation. We are not able to assess the financial impact this investigation or any related claims may have on the Partnership.

In 2005, Samuel and Brenda Swiger (the “Swigers”) filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In this lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Court has not certified the class and, in October 2008, stayed the lawsuit pending resolution of a separate, but related class action lawsuit filed against AmeriGas Propane, L.P. in Monongalia County, which was settled in fiscal 2011. We believe we have good defenses to the claims in this action.

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

Derivative Financial Instruments

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2011, September 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$27	$—	$27
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(16,538)	$—	$(16,538)

September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$864	$—	$864
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(7,248)	$—	$(7,248)

December 31, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$15,451	$—	$15,451

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

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 30, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $932,286 and $925,236, respectively. At December 31, 2010, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $793,651 and $817,351, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.

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

8.	Disclosures About Derivative Instruments and Hedging Activities

The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Because most of our derivative instruments generally qualify for hedge accounting, we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At December 31, 2011 and 2010 there were 125.4 million gallons and 122.7 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts. At December 31, 2011, the maximum period over which we are hedging propane market price risk is 21 months with a weighted average of 4 months. In addition, the Partnership from time to time enters into price swap agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes and the volumes of propane subject to these agreements were not material.

We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At December 31, 2011, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $17,250.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

Interest Rate Risk

Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no settled or unsettled amounts relating to IRPAs at December 31, 2011.

Derivative Financial Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2011. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2011, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of December 31, 2011 and 2010:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value December 31,		Balance Sheet	Fair Value December 31,
	Location	2011	2010	Location	2011	2010
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$27	$15,451	Derivative financial instruments and Other noncurrent liabilities	$(16,538)	$—

Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$—	$—	Derivative financial instruments and Other noncurrent liabilities	$—	$—

Total Derivatives		$27	$15,451		$(16,538)	$—

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three months ended December 31, 2011 and 2010:

Three Months Ended December 31, 2011

	September 30,	September 30,	September 30,
Location of
	(Loss)	(Loss)	(Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$(14,153)	$(1,722)	Cost of sales

	$(14,153)	$(1,722)

Three Months Ended December 31, 2010

	September 30,	September 30,	September 30,
			Location of
	Gain	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and Noncontrolling	AOCI and Noncontrolling	AOCI and Noncontrolling
	Interest	Interest into Income	Interest into Income

Cash Flow
Hedges:
Propane contracts	$12,963	$4,437	Cost of sales
Interest rate contracts	—	(135)	Interest expense

Total	$12,963	$4,302

The amounts of derivative gains or losses representing ineffectiveness were not material. The amount of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during the three months ended December 31, 2011 or 2010.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders and contracts which provide for the purchase and delivery of propane. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sales exception accounting because they provide for the delivery of products in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

9.	Subsequent Event – Acquisition of Heritage Propane

On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of Energy Transfer Partners, L.P., a Delaware limited partnership (“ETP”), which operate ETP’s propane distribution business (“Heritage Propane”) for total consideration of approximately $2,600,000, including $1,460,000 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1,100,000 (the “Heritage Acquisition”). The cash consideration for the Heritage Acquisition is subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane. The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), with ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducts its propane operations in 41 states through Heritage Operating, L.P. (“HOLP”) and Titan Propane LLC (“Titan”), a Delaware limited partnership and Delaware limited liability company, respectively. According to LP-Gas Magazine rankings, Heritage Propane comprises the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business.

Pursuant to the Contribution Agreement, the Contributor contributed to AmeriGas Partners a 99.999% limited partner interest in HOLP; a 100% membership interest in Heritage Operating GP, LLC, a Delaware limited liability company and a holder of a 0.001% general partner interest in HOLP; a 99.99% limited partner interest in Titan Energy Partners, L.P., a Delaware limited partnership and the sole member of Titan; and a 100% membership interest in Titan Energy GP, L.L.C., a Delaware limited liability company and holder of a 0.01% general partner interest in Titan Energy Partners, L.P. Immediately prior to the consummation of the Heritage Acquisition, HOLP transferred its interests in all of the net assets constituting HOLP’s cylinder exchange business (“HPX”) to an indirect wholly owned subsidiary of ETP and ETP has agreed to use its best efforts to sell HPX to a third party. To the extent that the gross proceeds of ETP’s sale of HPX exceed an agreed upon amount, AmeriGas Partners will receive a share of such excess and to the extent such gross proceeds of the sale of HPX are less than such amount, AmeriGas Partners will pay Contributor an amount equal to the shortfall. Immediately after the consummation of the Heritage Acquisition and giving effect to the related contribution of Common Units to the Partnership by the General Partner, in order to maintain its general partner interests in AmeriGas Partners and AmeriGas OLP, UGI, through subsidiaries, held a 1% general partner interest in AmeriGas Partners, held a 1.01% general partner interest in AmeriGas OLP and also owned 23,756,882 AmeriGas Partners Common Units, for a combined 29% effective ownership interest in the Partnership. The remaining 62,003,949 Common Units are publicly held including 29,567,362 Common Units held by ETP.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners (the “Issuers”), of $550,000 principal amount of 6.75% Senior Notes due May 2020 (the “6.75% Notes”) and $1,000,000 principal amount of 7.00% Senior Notes due May 2022 (the “7.00% Notes” and, together with the 6.75% Notes, the “Notes”). The Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the Notes, in whole or in part, prior to their maturity subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. The Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of the Notes with the proceeds of a registered public equity offering. The Notes and guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes.

Due to the timing of the Heritage Acquisition, pro forma financial information for the three months ended December 31, 2011 cannot be reasonably determined at this time.

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

These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

AMERIGAS PARTNERS, L.P.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for (1) the three months ended December 31, 2011 (“2011 three-month period”) with the three months ended December 31, 2010 (“2010 three-month period”).

Executive Overview

Net income attributable to AmeriGas Partners for the 2011 three-month period was $42.5 million compared with net income attributable to AmeriGas Partners for the 2010 three-month period of $74.9 million. Temperatures in our service territory during the 2011 three-month period averaged 11.9% warmer than normal compared to weather in the prior-year three-month period that was 2.2% warmer than normal. Retail propane volumes sold decreased 13.8% principally due to the impact of the warmer fall and early winter weather on residential volumes. Operating results for the 2011 three-month period also reflect slightly higher operating and administrative expenses, the result of $3.7 million of acquisition-related expenses associated with the January 12, 2012 acquisition of the subsidiaries of Energy Transfer Partners, L.P. (“ETP”).

After the end of the quarter, on January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP which operate ETP’s propane distribution business (“Heritage Propane”) for total consideration of approximately $2.6 billion, including $1.46 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion (the “Heritage Acquisition”). The cash consideration for the Heritage Acquisition is subject to adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane. The acquired business conducts its propane operations in 41 states through Heritage Operating, L.P. (“HOLP”) and Titan Propane LLC (“Titan”). According to LP-Gas Magazine rankings, Heritage Propane comprises the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers. Heritage Propane is a complementary business and the acquisition provides the Partnership with increased size and scale and presents opportunities for potential administrative and operational synergies. For more information on the Heritage Acquisition, see “Subsequent Event – Heritage Acquisition” below and Note 9 to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

2011 three-month period compared with 2010 three-month period

	September 30,	September 30,	September 30,	September 30,
Three Months Ended December 31,	2011	2010	Increase (Decrease)
(millions of dollars)

Gallons sold (millions):
Retail	220.9	256.4	(35.5)	(13.8)%
Wholesale	34.9	35.9	(1.0)	(2.8)%

	255.8	292.3	(36.5)	(12.5)%

Revenues:
Retail propane	$582.8	$603.8	$(21.0)	(3.5)%
Wholesale propane	54.5	50.0	4.5	9.0%
Other	46.5	46.4	0.1	0.2%

	$683.8	$700.2	$(16.4)	(2.3)%

Total margin (a)	$240.0	$264.9	$(24.9)	(9.4)%
EBITDA (b)	$83.7	$113.3	$(29.6)	(26.1)%
Operating income (b)	$60.1	$91.6	$(31.5)	(34.4)%
Net income attributable to AmeriGas Partners	$42.5	$74.9	$(32.4)	(43.3)%
Heating degree days—% (warmer) than normal (c)	(11.9)%	(2.2)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.
(b)

Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
Net income attributable to AmeriGas Partners	$42.5	$74.9
Income tax expense	0.5	0.4
Interest expense	16.5	15.4
Depreciation	20.9	20.0
Amortization	3.3	2.6

EBITDA	$83.7	$113.3

(c)

Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories averaged 11.9% warmer than normal during the 2011 three-month period and approximately 9.9% warmer than the prior-year period. In particular, temperatures in the month of December 2011 were nearly 12% warmer than normal and 16% warmer than the prior year. Retail propane gallons sold were 13.8% lower than in the prior-year period principally reflecting the impact of the significantly warmer weather.

Retail propane revenues decreased $21.0 million during the 2011 three-month period reflecting an $83.6 million decrease as a result of the lower retail volumes sold partially offset by a $62.6 million increase as a result of higher average retail propane selling prices due in large part to higher commodity costs. Wholesale propane revenues increased $4.5 million principally reflecting a $5.9 million increase resulting from higher year-over-year wholesale selling prices partially offset by a $1.4 million decrease on lower volumes sold. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 14% higher in the 2011 three-month period compared to such prices in the 2010 three-month period. Total revenues from fee income and other ancillary sales and services were virtually unchanged from the prior-year period. Total cost of sales increased $8.5 million, to $443.8 million, principally reflecting the effects of the previously mentioned higher 2011 three-month period propane commodity prices ($62.1 million) offset in large part by the impact of the lower volumes sold.

Total margin decreased $24.9 million in the 2011 three-month period primarily due to the lower retail propane volumes sold ($32.1 million) partially offset by modestly higher average retail unit margins.

EBITDA in the 2011 three-month period decreased $29.6 million reflecting the lower total margin ($24.9 million), slightly higher operating and administrative expenses ($3.5 million) and lower other income ($1.5 million). The $3.5 million increase in operating and administrative expenses include incremental expenses associated with the Heritage Acquisition ($3.7 million) and higher vehicle expenses ($2.6 million) partially offset by lower compensation and benefits expenses. Operating income in the 2011 three-month period decreased $31.5 million reflecting the $29.6 million decrease in EBITDA and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the 2010 three-month period.

AMERIGAS PARTNERS, L.P.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

The Partnership’s debt outstanding at December 31, 2011 totaled $1,158.3 million (including current maturities of long-term debt of $4.2 million and bank loans of $226 million). The Partnership’s debt outstanding at September 30, 2011 totaled $1,029.0 million (including current maturities of long-term debt of $4.7 million and bank loans of $95.5 million). Total long-term debt outstanding at December 31, 2011, including current maturities, comprises $920 million of AmeriGas Partners’ Senior Notes and $12.3 million of other long-term debt.

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At December 31, 2011, AmeriGas OLP had a $325 million unsecured credit agreement (“Credit Agreement”). Concurrent with the Heritage Acquisition, on January 12, 2012, the Credit Agreement was amended to, among other things, increase the total amount available to $525 million, extend its maturity to October 2016, and amend certain financial covenants for a limited time period as a result of the Heritage Acquisition (see “Subsequent Event – Heritage Acquisition” below).

At December 31, 2011, there were $226 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under AmeriGas OLP credit agreements, which reduce the amount available for borrowings, totaled $35.7 million at both December 31, 2011 and 2010. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2011 three-month period were $136.3 million and $226 million, respectively. The average daily and peak bank loan borrowings outstanding under credit agreements during the 2010 three-month period were $135.1 million and $201 million, respectively. At December 31, 2011, the Partnership’s available borrowing capacity under the Credit Agreement was $63.3 million.

On January 12, 2012, the Partnership issued AmeriGas Partners Common Units to ETP and issued long-term debt to finance the Heritage Acquisition. The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs for the remainder of Fiscal 2012 from existing cash balances, cash expected to be generated from operations and borrowings available under the Credit Agreement.

On January 18, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.7625 per Common Unit equal to an annual rate of $3.05 per Common Unit. This distribution reflects an increase of 3% from the previous quarter’s regular quarterly distribution rate of $0.74 per Common Unit. The new quarterly rate is effective with the distribution payable on February 17, 2012 to unitholders of record on February 10, 2012. During the three months ended December 31, 2011, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.74 per Common Unit for the quarter ended September 30, 2011. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of

AMERIGAS PARTNERS, L.P.

Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

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

Cash flow used by operating activities was $11.8 million in the 2011 three-month period compared to $2.0 million in the 2010 three-month period. Cash flow from operating activities before changes in operating working capital was $68.2 million in the 2011 three-month period compared with $103.8 million in the prior-year period, largely reflecting the impact of the much warmer than normal weather on our operating results. Cash required to fund changes in operating working capital totaled $80.0 million in the 2011 three-month period compared with $105.8 million in the prior-year period. The decrease in cash required to fund operating working capital in the current-year period reflects, among other things, less cash from changes in customer deposits and the timing of payments associated with payroll and benefits.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $21.9 million in the 2011 three-month period compared with $38.6 million in the prior-year period. We spent $21.6 million for property, plant and equipment (comprising $11.8 million of maintenance capital expenditures and $9.8 million of growth capital expenditures) in the 2011 three-month period compared with $21.3 million (comprising $10.4 million of maintenance capital expenditures and $10.9 million of growth capital expenditures) in the 2010 three-month period. Cash paid for acquisitions reflects 3 propane business acquisitions completed during the 2011 three-month period compared to 7 propane business acquisitions in the 2010 three-month period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $83.9 million in the 2011 three-month period compared with $42.5 million in the prior-year period. Distributions in the 2011 three-month period totaled $44.3 million compared with $41.6 million in the prior-year period principally reflecting a higher quarterly per-unit distribution rate. We borrowed $130.5 million under our Credit Agreement during the 2011 three-month period compared to $87 million under credit agreements during the 2010 three-month period.

AMERIGAS PARTNERS, L.P.

Subsequent Event – Acquisition of Heritage Propane

On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of Energy Transfer Partners, L.P., (“ETP”), which operate ETP’s propane distribution business (“Heritage Propane”) for total consideration of approximately $2.6 billion, including $1.46 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion (the “Heritage Acquisition”). The cash consideration for the Heritage Acquisition is subject to adjustments for working capital, cash and the amount of indebtedness of Heritage Propane. The acquired business conducts its propane operations in 41 states through Heritage Operating, L.P. (“HOLP”) and Titan Propane LLC (“Titan”). According to LP-Gas Magazine rankings, Heritage Propane comprises the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business. Expenses associated with the Heritage Acquisition included in our operating and administrative expenses for the three months ended December 31, 2011 totaled approximately $3.7 million.

The cash portion of the Heritage Acquisition was financed by the issuance of $550 million principal amount of 6.75% Senior Notes due May 2020 (the “6.75% Notes”) and $1 billion principal amount of 7.00% Senior Notes due May 2022 (the “7.00% Notes”). The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The 6.75% Notes and the 7.00% Notes and guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes.

For additional information on the Heritage Acquisition, see Note 9 to condensed consolidated financial statements.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2011 was a loss of $16.5 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in fair value of $16.3 million.

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

Our variable-rate debt includes borrowings under the Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at December 31, 2011.

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

Federal Trade Commission Investigation of Propane Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requests documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds; (ii) changes in the Partnership’s labeling, advertising and marketing practices resulting from that decision; (iii) cross-filling and related service arrangements with competitors; and (iv) communications between the Partnership and any competitors regarding any of the foregoing. The Partnership believes that it will have good defenses to any claims that may result from this investigation.

ITEM 1A. RISK FACTORS

In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6.	EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.1	Amendment No. 1, dated as of December 1, 2011, to the Contribution and Redemption Agreement, dated as of October 15, 2011, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (12/1/11)	2.1

2.2	Amendment No. 2, dated as of January 11, 2012, to the Contribution and Redemption Agreement, dated as of October 15, 2011, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1

2.3	Letter Agreement, dated as of January 11, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.2

4.1	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1

4.2	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2

AMERIGAS PARTNERS, L.P.

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	Contingent Residual Support Agreement, dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P. and, for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1

10.2	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2

10.3	Amendment No. 2, dated as of January 12, 2012 to the Credit Agreement dated as of June 21, 2011 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.3

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P.

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
101.INS*	XBRL.Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

AMERIGAS PARTNERS, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P. (Registrant)

	By:	AmeriGas Propane, Inc. as General Partner

Date: February 3, 2012	By:	/s/ John S. Iannarelli
John S. Iannarelli Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

Date: February 3, 2012	By:	/s/ William J. Stanczak
William J. Stanczak Controller and Chief Accounting Officer (Principal Accounting Officer)

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL.Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.