Form 10-Q
period 2012-03-31
AMERIGAS PARTNERS LP
filed 2012-05-04
CIK 932628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 30, 2012 there were 92,762,705 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

TABLE OF CONTENTS

PAGES
Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2012, September 30, 2011 and March 31, 2011	1

Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011	2

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and 2011	3

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011	4

Condensed Consolidated Statements of Partners’ Capital for the six months ended March 31, 2012 and 2011	5

Notes to Condensed Consolidated Financial Statements	6 -21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 -31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31 -32

Item 4. Controls and Procedures	33

Part II Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	34 -36

Signatures	37

Exhibit 10.3
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

-i-

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Thousands of dollars)

	March 31, 2012	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$140,258	$8,632	$35,396
Accounts receivable (less allowances for doubtful accounts of $20,906, $17,181 and $17,713, respectively)	410,166	233,335	326,858
Accounts receivable - related parties	1,112	1,299	2,881
Inventories	197,043	135,815	122,651
Derivative financial instruments	761	864	11,278
Prepaid expenses and other current assets	19,407	13,874	13,756

Total current assets	768,747	393,819	512,820
Property, plant and equipment (less accumulated depreciation and amortization of $999,763, $943,127 and $904,158, respectively)	1,523,437	645,755	651,283
Goodwill	1,876,910	691,910	689,523
Intangible assets, net	602,307	41,542	42,827
Other assets	45,842	22,709	16,257

Total assets	$4,817,243	$1,795,735	$1,912,710

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current maturities of long-term debt	$26,020	$4,664	$5,473
Bank loans	50,900	95,500	194,000
Accounts payable - trade	197,767	158,554	183,726
Accounts payable - related parties	471	62	17
Customer deposits and advances	88,185	74,979	34,833
Derivative financial instruments	17,219	7,248	—
Other current liabilities	201,940	109,986	98,568

Total current liabilities	582,502	450,993	516,617
Long-term debt	2,337,935	928,858	829,386
Other noncurrent liabilities	82,173	64,405	56,289

Total liabilities	3,002,610	1,444,256	1,402,292
Commitments and contingencies (note 9)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,761,317, 57,124,296 and 57,124,296, respectively)	1,772,683	340,180	481,270
General partner	20,191	3,436	4,866
Accumulated other comprehensive (loss) income	(20,402)	(4,960)	10,767

Total AmeriGas Partners, L.P. partners’ capital	1,772,472	338,656	496,903
Noncontrolling interest	42,161	12,823	13,515

Total partners’ capital	1,814,633	351,479	510,418

Total liabilities and partners’ capital	$4,817,243	$1,795,735	$1,912,710

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Propane	$1,082,764	$859,595	$1,720,047	$1,513,407
Other	72,810	47,181	119,339	93,589

	1,155,574	906,776	1,839,386	1,606,996

Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	652,393	551,709	1,082,373	972,409
Cost of sales - other (excluding depreciation shown below)	17,618	13,085	31,446	27,690
Operating and administrative expenses	252,275	170,472	412,185	326,900
Depreciation	35,351	20,346	56,282	40,418
Amortization	9,441	2,858	12,698	5,453
Other income, net	(6,551)	(6,320)	(10,741)	(12,075)

	960,527	752,150	1,584,243	1,360,795

Operating income	195,047	154,626	255,143	246,201
Loss on extinguishments of debt	(13,379)	(18,801)	(13,379)	(18,801)
Interest expense	(45,045)	(16,347)	(61,578)	(31,722)

Income before income taxes	136,623	119,478	180,186	195,678
Income tax (expense) benefit	(764)	71	(1,214)	(348)

Net income	135,859	119,549	178,972	195,330
Less: net income attributable to noncontrolling interest	(1,974)	(1,547)	(2,562)	(2,460)

Net income attributable to AmeriGas Partners, L.P.	$133,885	$118,002	$176,410	$192,870

General partner's interest in net income attributable to AmeriGas Partners, L.P.	$4,282	$2,133	$6,273	$3,834

Limited partners' interest in net income attributable to AmeriGas Partners, L.P.	$129,603	$115,869	$170,137	$189,036

Income per limited partner unit - basic and diluted:
Basic	$1.26	$1.45	$2.13	$2.51

Diluted	$1.26	$1.45	$2.13	$2.51

Average limited partner units outstanding (thousands):
Basic	83,153	57,128	70,073	57,109

Diluted	83,195	57,175	70,124	57,159

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$135,859	$119,549	$178,972	$195,330
Net (losses) gains on derivative instruments	(20,610)	12,314	(34,763)	25,277
Reclassifications of net losses (gains) on derivative instruments	17,444	(15,028)	19,166	(19,330)

Comprehensive income	132,693	116,835	163,375	201,277
Less: comprehensive income attributable to noncontrolling interests	(1,945)	(1,518)	(2,407)	(2,517)

Comprehensive income attributable to AmeriGas Partners, L.P.	$130,748	$115,317	$160,968	$198,760

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Thousands of dollars)

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,972	$195,330
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	68,980	45,871
Provision for uncollectible accounts	9,357	6,821
Net change in realized gains and losses deferred as cash flow hedges	(3,735)	2,565
Loss on extinguishments of debt	13,379	18,801
Other, net	2,269	152
Net change in:
Accounts receivable	(65,057)	(155,823)
Inventories	21,077	(7,742)
Accounts payable	(34,810)	50,815
Other current assets	11,973	3,031
Other current liabilities	(49,319)	(98,742)

Net cash provided by operating activities	153,086	61,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(45,100)	(40,614)
Proceeds from disposals of assets	2,439	1,695
Acquisitions of businesses, net of cash acquired	(1,406,275)	(25,419)

Net cash used by investing activities	(1,448,936)	(64,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(113,309)	(83,259)
Proceeds from issuance of Common Units	276,562	—
Noncontrolling interest activity	(1,426)	(1,040)
(Decrease) increase in bank loans	(44,600)	103,000
Issuances of long-term debt	1,524,610	461,980
Repayments of long-term debt	(217,314)	(450,386)
Proceeds associated with equity based compensation plans, net of tax withheld	152	616
Capital contributions from General Partner	2,801	18

Net cash provided by financing activities	1,427,476	30,929

Cash and cash equivalents increase	$131,626	$27,670

CASH AND CASH EQUIVALENTS:
End of period	$140,258	$35,396
Beginning of period	8,632	7,726

Increase	$131,626	$27,670

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(unaudited)

(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2012:
Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479
Net income		170,137	6,273		176,410	2,562	178,972
Net losses on derivative instruments				(34,415)	(34,415)	(348)	(34,763)
Reclassification of net losses on derivative instruments				18,973	18,973	193	19,166
Distributions		(107,667)	(5,642)		(113,309)	(1,745)	(115,054)
Unit-based compensation expense		2,370			2,370		2,370
Common Units issued in connection with the Heritage Acquisition	29,567,362	1,132,628			1,132,628		1,132,628
General Partner contribution to AmeriGas OLP in connection with the Heritage Acquisition	(635,667)	(28,357)			(28,357)	28,357	—
General Partner contribution to AmeriGas Partners, L.P. in connection with the Heritage Acquisition	(298,660)	(13,323)	13,323		—		—
Common Units issued in connection with public offering	7,000,000	276,562	2,800		279,362		279,362
General Partner contribution to AmeriGas OLP						319	319
Common Units issued in connection with incentive compensation plans, net of tax withheld	3,986	153	1		154		154

Balance March 31, 2012	92,761,317	$1,772,683	$20,191	$(20,402)	$1,772,472	$42,161	$1,814,633

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2011:
Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038	$392,886
Net income		189,036	3,834		192,870	2,460	195,330
Net gains on derivative instruments				25,022	25,022	255	25,277
Reclassification of net gains on derivative instruments				(19,132)	(19,132)	(198)	(19,330)
Distributions		(80,522)	(2,737)		(83,259)	(1,137)	(84,396)
Unit-based compensation expense		1,108			1,108		1,108
Common Units issued in connection with incentive compensation plans, net of tax withheld	35,787	(572)	18		(554)		(554)
General Partner contribution to AmeriGas Propane, L.P.						97	97

Balance March 31, 2011	57,124,296	$481,270	$4,866	$10,767	$496,903	$13,515	$510,418

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

1.	Nature of Operations

AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”), and beginning January 12, 2012, also through AmeriGas OLP’s principal operating subsidiaries Heritage Operating, L.P. (“HOLP”) and Titan Propane LLC (“Titan LLC”). AmeriGas OLP, HOLP, and Titan LLC are collectively referred to herein as the “Operating Partnerships.” On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of Energy Transfer Partners, L.P., a Delaware limited partnership (“ETP”), that operated ETP’s propane distribution business (“Heritage Propane”) (see Note 4, “Acquisition of Heritage Propane”). AmeriGas Partners, AmeriGas OLP and HOLP are Delaware limited partnerships, and Titan LLC is a Delaware limited liability company. AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.” The Operating Partnerships are engaged in the distribution of propane and related equipment and supplies. The Operating Partnerships comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.

At March 31, 2012, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 39,437,073 publicly held Common Units and 29,567,362 Common Units held by ETP as a result of the acquisition of Heritage Propane. The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and Titan LLC have no employees. Our operations are conducted by employees of the General Partner and HOLP and directed and managed by the General Partner. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 8).

2.	Significant Accounting Policies

The condensed consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries principally comprising the Operating Partnerships. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as a noncontrolling interest in the condensed consolidated financial statements.

AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are wholly owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2011. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Allocation of Net Income Attributable to AmeriGas Partners. Net income attributable to AmeriGas Partners, L.P. for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distribution rights (“IDRs”) under the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, as amended (“Partnership Agreement”).

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

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method of MLPs	$105,020	$82,631	$149,530	$143,463

Weighted average Common Units outstanding—basic (thousands)	83,153	57,128	70,073	57,109
Potentially dilutive Common Units (thousands)	42	47	51	50

Weighted average Common Units outstanding—diluted (thousands)	83,195	57,175	70,124	57,159

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2012 and 2011 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.30 and $0.58, respectively. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2012 and 2011 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.29 and $0.80, respectively.

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

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for our interim period ending March 31, 2012 and is required to be applied prospectively. The adoption of this accounting guidance did not have a material impact on our financial statements.

New Accounting Standards Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014) and interim periods within those annual periods. We are currently evaluating the impact of the provisions of the new guidance on our future disclosures.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

4.	Acquisition of Heritage Propane

On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,598,234, comprising $1,465,606 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of $1,132,628 (the “Heritage Acquisition”). The cash consideration for the Heritage Acquisition was subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane (“Working Capital Adjustment”). In April 2012, AmeriGas Partners paid $25,504 of additional cash consideration as a result of the Working Capital Adjustment. The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducts its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.

Pursuant to the Contribution Agreement, the Contributor contributed to AmeriGas Partners a 99.999% limited partner interest in HOLP; a 100% membership interest in Heritage Operating GP, LLC, a Delaware limited liability company and a holder of a 0.001% general partner interest in HOLP; a 99.99% limited partner interest in Titan Energy Partners, L.P., a Delaware limited partnership and the sole member of Titan LLC; and a 100% membership interest in Titan Energy GP, L.L.C., a Delaware limited liability company and holder of a 0.01% general partner interest in Titan Energy Partners, L.P. Immediately prior to the consummation of the Heritage Acquisition, HOLP transferred its interests in all of the net assets constituting HOLP’s cylinder exchange business (“HPX”) to an indirect wholly owned subsidiary of ETP and ETP has agreed to use its best efforts to sell HPX to a third party. In accordance with the Contribution Agreement, to the extent that the gross proceeds of ETP’s sale of HPX exceed $40,000, AmeriGas Partners will receive a share of such excess and, to the extent such gross proceeds of the sale of HPX are less than such amount, AmeriGas Partners will pay Contributor an amount equal to the shortfall. As a result of the Heritage Acquisition, the General Partner, in order to maintain its general partner interests in AmeriGas Partners and AmeriGas OLP, contributed 934,327 Common Units to the Partnership having a fair value of $41,680. These Common Units were subsequently cancelled.

The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners (the “Issuers”), of $550,000 principal amount of 6.75% Senior Notes due May 2020 (the “6.75% Notes”) and $1,000,000 principal amount of 7.00% Senior Notes due May 2022 (the “7.00% Notes”). For further information on the 6.75% Notes and the 7.00% Notes, see Note 5.

The Condensed Consolidated Balance Sheet at March 31, 2012 reflects a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price paid comprises AmeriGas Partners Common Units issued having a fair value of $1,132,628 and total cash consideration of $1,491,110 which includes $25,504 for the Working Capital Adjustment and

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

cash acquired of $60,748. The Partnership is in the process of obtaining information required to determine the fair values of certain assets and liabilities acquired, principally long-term intangible and tangible assets. The preliminary purchase price allocation is as follows:

Assets acquired:
Current assets	$281,200
Property, plant & equipment	890,523
Customer relationships (estimated useful life of 15 years)	418,900
Trademarks and tradenames	144,200
Goodwill	1,184,882
Other assets	10,413

Total assets acquired	$2,930,118

Liabilities assumed:
Current liabilities	$(222,872)
Long-term debt	(61,590)
Other noncurrent liabilities	(21,918)

Total liabilities assumed	$(306,380)

Total	$2,623,738

Goodwill associated with the Heritage Acquisition principally results from synergies expected from combining the operations and from assembled workforce.

Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses on the Condensed Consolidated Statements of Operations, totaled $3,618 and $4,729 for the three and six months ended March 31, 2012, respectively. Through March 31, 2012, we have recorded $404,211 in revenues and approximately $97,000 in operating income as a result of the Heritage Acquisition.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The results of operations of Heritage Propane are included in the Partnership’s Condensed Consolidated Statements of Operations since the Acquisition Date. The following presents unaudited pro forma income statement and income per unit data as if the Heritage Acquisition had occurred on October 1, 2010:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Revenues	$1,224,903	$1,456,723	$2,331,101	$2,582,552
Net income attributable to AmeriGas Partners	$138,050	$199,781	$196,362	$313,186
Income per limited partner unit:
Basic	$1.24	$1.58	$1.99	$2.65
Diluted	$1.24	$1.58	$1.98	$2.65

The unaudited pro forma results of operations reflect Heritage Propane’s historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had the Heritage Acquisition occurred on the date indicated nor are they necessarily indicative of future operating results.

In accordance with the Contribution Agreement, ETP and the Partnership entered into a transition services agreement and ETP, HPX and the Partnership also entered into a transition services agreement, (collectively, the “TSA”) whereby each party may be a provider and receiver of certain services to the other. The principal services include general business continuity, information technology, accounting, tax and administrative services. Services under the TSA will be provided through the expiration of the term relating to each service or until such time as mutually agreed by the parties. Amounts associated with such services were not material.

5.	Debt

In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC, (the “Issuers”), issued $550,000 principal amount of 6.75% Notes due May 2020 and $1,000,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016 and the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. On or prior to May 20, 2015, the Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of each of the 6.75% Notes and the 7.00% Notes with the proceeds of a registered public equity offering. The Notes and guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes.

On March 28, 2012, AmeriGas Partners announced that holders of approximately $383,455 in aggregate principal amount of outstanding 6.50% Senior Notes due May 2021 (the “6.50% Notes”), representing approximately 82% of the total $470,000 principal amount outstanding, had validly tendered their notes in connection with the Partnership’s March 14, 2012 offer to purchase for cash up to $200,000 of the 6.50% Notes. Tendered 6.50% Notes in the amount of $199,999 were redeemed on March 28, 2012 at an effective price of 105% using an approximate proration factor of 52.3% of total notes tendered. The Partnership recorded a loss on extinguishment of debt of $13,379 associated with this transaction.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

As a result of the Heritage Acquisition, the Partnership’s total long-term debt at March 31, 2012 includes $82,219 of Heritage Propane long-term debt including $73,436 of HOLP senior secured notes. These notes are collateralized by HOLP’s receivables, contracts, equipment, inventory, general intangibles, cash and HOLP capital stock. The HOLP senior secured notes contain restrictive covenants including the maintenance of financial covenants and limitations on the disposition of assets, changes in ownership, additional indebtedness, restrictive payments and the creation of liens. The financial covenants require HOLP to maintain a ratio of combined Funded Indebtedness to combined EBITDA (as defined) below certain thresholds and to maintain a minimum ratio of combined EBITDA to combined Interest Expense (as defined).

6.	Common Unit Offering

On March 21, 2012, AmeriGas Partners sold 7,000,000 Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of the public offering totaling $276,562 and the associated capital contributions from the General Partner totaling $2,800 were used to redeem $199,999 of the 6.50% Notes pursuant to a tender offer (see Note 5), to reduce Partnership bank loan borrowings and for general corporate purposes.

7.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2012	September 30, 2011	March 31, 2011
Goodwill (not subject to amortiation)	$1,876,910	$691,910	$689,523

Other intangible assets:
Customer relationships and noncompete agreements	$504,415	$77,213	$74,199
Trademarks and tradenames (not subject to amortization)	144,200	—

Gross carrying amount	648,615	77,213	74,199
Accumulated amortization	(46,308)	(35,671)	(31,372)

Net carrying amount	$602,307	$41,542	$42,827

The increase in goodwill and other intangible assets during the six months ended March 31, 2012 principally reflects the effects of the Heritage Acquisition. Amortization expense of intangible assets was $8,410 and $10,636 for the three and six months ended March 31, 2012, respectively, and $1,985 and $3,755 for the three and six months ended March 31, 2011, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of March 31, 2012, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2012 and the next four fiscal years is as follows: remainder of Fiscal 2012 — $20,142; Fiscal 2013 — $38,125; Fiscal 2014 — $37,146; Fiscal 2015 — $35,086; Fiscal 2016 — $32,834.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

8.	Related Party Transactions

Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $99,815 and $190,556 for the three and six months ended March 31, 2012, respectively, and $102,485 and $196,193 for the three and six months ended March 31, 2011, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,110 and $5,377 during the three and six months ended March 31, 2012, respectively, and $5,187 and $7,804 during the three and six months ended March 31, 2011, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $844 and $1,746 for the three and six months ended March 31, 2012, respectively, and $783 and $1,568 for the three and six months ended March 31, 2011, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The prices for any such propane purchased are generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three and six months ended March 31, 2012. Purchases of propane by AmeriGas OLP from Energy Services were $2,633 and $4,073 during the three and six months ended March 31, 2011, respectively.

In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material during the periods presented.

9.	Commitments and Contingencies

Environmental Matters

Saranac Lake. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of the contamination, and

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

the possible existence of other potentially responsible parties. The Partnership communicated the results of its research to DEC in January 2009 and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

San Bernardino. In July 2001, HOLP acquired a company that had previously received a request for information from the U.S. Environmental Protection Agency (the “EPA”) regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred long before the facility acquired by HOLP was constructed, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). No follow-up correspondence has been received from the EPA on the matter since HOLP’s acquisition of the predecessor company in 2001. Based upon information currently available to HOLP, it is believed that HOLP’s liability if such action were to be taken by the EPA would not have a material adverse effect on our financial condition or results of operations.

Claremont, Chestertown and Bennington. In connection with the Heritage Acquisition on January 12, 2012, a predecessor of Titan LLC is purportedly the beneficial holder of title with respect to three former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites.

Claremont, New Hampshire and Chestertown, Maryland. By letter dated September 30, 2010, the EPA notified Titan LLC that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

Bennington, Vermont. In 1996, a predecessor company of Titan LLC performed an environmental assessment of its property in Bennington, Vermont and discovered that the site was a former MGP. At that time, Titan LLC’s predecessor informed the company which previously owned and operated the MGP of potential liability under CERCLA. Titan LLC has not received any requests to remediate or provide costs associated with the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

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

On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requests documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pound to 15 pounds and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership believes that it will have good defenses to any claims that may result from this investigation. We are not able to assess the financial impact this investigation or any related claims may have on the Partnership.

In 2005, Samuel and Brenda Swiger (the “Swigers”) filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In this lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Court has not certified the class and, in October 2008, stayed the lawsuit pending resolution of a separate, but related class action lawsuit filed against AmeriGas OLP in Monongalia County, which was settled in fiscal 2011. We believe we have good defenses to the claims in this action.

On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas OLP in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. The complaint seeks an unspecified amount of direct, indirect, consequential, special and compensatory damages, including attorneys’ fees, costs and interest and other appropriate relief. It also seeks an accounting to determine the amount of the alleged overcharges related to the Services. We have substantially completed our investigation of this matter and, based upon the results of that investigation, we believe we have good defenses to the claims set forth in the complaint and the amount of loss will not have a material impact on our results of operations and financial condition.

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

10.	Fair Value Measurements

Derivative Financial Instruments

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2012, September 30, 2011 and March 31, 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$879	$—	$879
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(19,069)	$—	$(19,069)

September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$864	$—	$864
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(7,248)	$—	$(7,248)

March 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$11,407	$—	$11,407

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. At March 31, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,363,955 and $2,403,555 respectively. At March 31, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $834,859 and $861,209, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

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

11.	Disclosures About Derivative Instruments and Hedging Activities

The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Because most our derivative instruments generally qualify for hedge accounting, we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At March 31, 2012 and 2011 there were 146.8 million gallons and 46.5 million gallons, respectively, of propane hedged with over-the-counter price swap and

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

option contracts. At March 31, 2012, the maximum period over which we are hedging propane market price risk is 21 months with a weighted average of 8 months. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes and the volumes of propane subject to these agreements were not material.

We account for substantially all of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At March 31, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $17,975.

Interest Rate Risk

Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no settled or unsettled amounts relating to IRPAs at March 31, 2012.

Derivative Financial Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2012. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Thousands of dollars, except per unit)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of March 31, 2012 and 2011:

	Derivative Assets			Derivative (Liabilities)
		Fair Value			Fair Value
	Balance Sheet Location	March 31,		Balance Sheet Location	March 31,
		2012	2011		2012	2011
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$879	$11,407	Derivative financial instruments and Other noncurrent liabilities	$(19,069)	$—

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2012 and 2011:

Three Months Ended March 31,:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2012	2011	2012	2011
Cash Flow Hedges:
Propane contracts	$(20,610)	$12,315	$(17,444)	$15,163	Cost of sales
Interest rate contracts	—	—	—	(135)	Interest expense

Total	$(20,610)	$12,315	$(17,444)	$15,028

Six Months Ended March 31,:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2012	2011	2012	2011
Cash Flow Hedges:
Propane contracts	$(34,763)	$25,277	$(19,166)	$19,599	Cost of sales
Interest rate contracts	—	—	—	(269)	Interest expense

Total	$(34,763)	$25,277	$(19,166)	$19,330

The amounts of derivative gains or losses representing ineffectiveness were not material. The amount of net gains or losses associated with propane contracts that are not designated as hedging instruments was not material during the three and six months ended March 31, 2012 or 2011.

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

AMERIGAS PARTNERS, L.P.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended March 31, 2012 (“2012 three-month period”) with the three months ended March 31, 2011 (“2011 three-month period”) and the six months ended March 31, 2012 (“2012 six-month period”) with the six months ended March 31, 2011 (“2011 six-month period”).

Executive Overview

Results for the 2012 three and six-month periods were affected by the Heritage Acquisition. On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP that operate ETP’s propane distribution business (collectively referred to as “Heritage Propane”) for total consideration of approximately $2.6 billion, including approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion. The cash portion of the Heritage Acquisition was financed by the issuance of $1.55 billion face amount of AmeriGas Partners Senior Notes. Results for the 2012 periods reflect Heritage Propane from January 12, 2012 (for more information on the Heritage Acquisition, see Note 4 to the condensed consolidated financial statements).

Net income attributable to AmeriGas Partners for the 2012 three-month period was $133.9 million compared with net income attributable to AmeriGas Partners for the 2011 three-month period of $118.0 million. Net income attributable to AmeriGas Partners for the 2012 three-month period and the 2011 three-month period includes pre-tax losses of $13.4 million and $18.8 million, respectively, associated with extinguishments of debt. Results for the 2012 three-month period reflect the Heritage Propane operations from January 12, 2012. Temperatures in our service territory during the 2012 three-month period were affected by historically warm weather that was approximately 22% warmer than normal and the prior-year three-month period. The heating season came to an abrupt end in 2012 as temperatures in March averaged more than 38% warmer than normal. Retail propane gallons sold were 23.1% higher than in the prior-year period reflecting the effects of the Heritage Acquisition partially offset by the impact of the significantly warmer weather on volumes from our legacy operations. Results for the 2012 three-month period include $8.1 million of acquisition and transition costs associated with the Heritage Acquisition.

Net income attributable to AmeriGas Partners for the 2012 six-month period was $176.4 million compared with net income attributable to AmeriGas Partners for the 2011 six-month period of $192.9 million. Net income attributable to AmeriGas Partners for the 2012 six-month period and the 2011 six-month period include pre-tax losses of $13.4 million and $18.8 million associated with extinguishments of debt, respectively. Similar to the 2012 three-month results, results for the 2012 six-month period were significantly impacted by the acquisition of Heritage Propane and record-setting warm temperatures.

AMERIGAS PARTNERS, L.P.

2012 three-month period compared with 2011 three-month period

Three Months Ended March 31,	2012	2011	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	389.4	316.3	73.1	23.1%
Wholesale	33.7	41.5	(7.8)	(18.8)%

	423.1	357.8	65.3	18.3%

Revenues:
Retail propane	$1,032.4	$797.8	$234.6	29.4%
Wholesale propane	50.4	61.8	(11.4)	(18.4)%
Other	72.8	47.2	25.6	54.2%

	$1,155.6	$906.8	$248.8	27.4%

Total margin (a)	$485.6	$342.0	$143.6	42.0%
EBITDA (b)	$224.5	$157.5	$67.0	42.5%
Operating income (b)	$195.0	$154.6	$40.4	26.1%
Net income attributable to AmeriGas Partners	$133.9	$118.0	$15.9	13.5%
Heating degree days—% (warmer) colder than normal (c)	(21.7)%	1.9%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.
(b)	Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended March 31, 2012 and 2011 includes pre-tax losses of $13.4 million and $18.8 million, respectively, associated with extinguishments of debt.

AMERIGAS PARTNERS, L.P.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended March 31,
	2012	2011
Net income attributable to AmeriGas Partners	$133.9	$118.0
Income tax expense	0.8	—
Interest expense	45.0	16.3
Depreciation	35.4	20.3
Amortization	9.4	2.9

EBITDA	$224.5	$157.5

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Results for the 2012 three-month period reflect the operations of Heritage Propane subsequent to its acquisition by AmeriGas Partners on January 12, 2012. Record warm temperatures in the Partnership’s service territories based upon heating degree-day data averaged 21.7% warmer than normal during the 2012 three-month period and nearly 22% warmer than the prior-year period. The heating season came to an early end in 2012 as temperatures in March averaged more than 38% warmer than normal. Notwithstanding the historically warm weather, retail propane gallons sold were 23.1% higher than in the prior-year period reflecting the impact of the Heritage Acquisition (137.8 million gallons) partially offset by lower volumes sold in our legacy business.

Retail propane revenues increased $234.6 million during the 2012 three-month period reflecting $404.2 million of incremental revenues from the Heritage Propane operations partially offset by the effects of weather-reduced volumes in our legacy operations. Wholesale propane revenues decreased $11.4 million principally reflecting lower total wholesale volumes sold. Average daily wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 10% lower in the 2012 three-month period compared to such prices in the 2011 three-month period. Total revenues from fee income and other ancillary sales and services were $25.6 million higher than the prior-year three-month period reflecting Heritage Propane. Total cost of sales increased $105.2 million principally reflecting the effects of the previously mentioned higher retail volumes resulting from the Heritage Propane operations offset in part by the effects of the lower retail and wholesale volumes sold by our legacy operations.

Total margin increased $143.6 million in the 2012 three-month period as propane margin attributable to Heritage Propane ($193.5 million) and higher total margin from ancillary sales and services ($21.1 million) principally attributable to Heritage Propane were partially offset by the lower total margin from our legacy business resulting from the significantly warmer weather.

EBITDA in the 2012 three-month period increased $67.0 million principally a result of the higher total margin ($143.6 million) and a $5.4 million lower loss from extinguishment of debt in the 2012 three-month period partially offset by higher operating and administrative expenses ($81.8 million) primarily attributable to Heritage Propane operations ($78.0 million). Included in 2012 three-month period operating expenses are $8.1 million of acquisition and transition expenses associated with the Heritage Acquisition. Partnership operating income (which excludes losses on extinguishments of debt) increased $40.4 million reflecting the $67.0 million increase in Partnership EBITDA offset by a $21.6 million increase in depreciation and amortization expense principally associated with Heritage Propane.

AMERIGAS PARTNERS, L.P.

Interest expense for the 2012 three-month period was $45.0 million compared to $16.3 million in the prior-year period. The increase reflects interest on long-term debt issued to fund the cash portion of the Heritage Acquisition.

2012 six-month period compared with 2011 six-month period

Six Months Ended March 31,	2012	2011	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	610.3	572.7	37.6	6.6%
Wholesale	68.6	77.4	(8.8)	(11.4)%

	678.9	650.1	28.8	4.4%

Revenues:
Retail propane	$1,615.2	$1,401.6	$213.6	15.2%
Wholesale propane	104.9	111.8	(6.9)	(6.2)%
Other	119.3	93.6	25.7	27.5%

	$1,839.4	$1,607.0	$232.4	14.5%

Total margin (a)	$725.6	$606.9	$118.7	19.6%
EBITDA (b)	$308.2	$270.8	$37.4	13.8%
Operating income (b)	$255.1	$246.2	$8.9	3.6%
Net income attributable to AmeriGas Partners	$176.4	$192.9	$(16.5)	(8.6)%
Heating degree days—% (warmer) colder than normal (c)	(17.5)%	0.3%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.
(b)	Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment. EBITDA for the six months ended March 31, 2012 and 2011 includes pre-tax losses of $13.4 million and $18.8 million, respectively, associated with extinguishments of debt.

AMERIGAS PARTNERS, L.P.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Six Months Ended March 31,
	2012	2011
Net income attributable to AmeriGas Partners	$176.4	$192.9
Income tax expense	1.2	0.3
Interest expense	61.6	31.7
Depreciation	56.3	40.4
Amortization	12.7	5.5

EBITDA	$308.2	$270.8

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2012 six-month period averaged approximately 17.5% warmer than normal and 16.9% warmer than the prior-year period. Notwithstanding the extremely warm weather, retail propane gallons sold were 6.6% greater than in the prior-year period reflecting the impact of Heritage Propane (137.8 million gallons) partially offset by lower volumes sold in our legacy business.

Retail propane revenues increased $213.6 million during the 2012 six-month period reflecting $404.2 million of incremental revenues from Heritage Propane partially offset by lower revenues from weather-reduced volumes in our legacy operations. Wholesale propane revenues decreased $6.9 million principally reflecting lower total wholesale volumes sold. Average daily wholesale propane commodity prices during the six months ended March 31, 2012 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately equal to such prices during the 2011 six-month period. Total revenues from fee income and other ancillary sales and services were $25.7 million higher than the prior-year six-month period reflecting revenues from Heritage Propane. Total cost of sales increased $113.7 million principally reflecting the effects of the previously mentioned retail sales from Heritage Propane offset in part by the lower retail and wholesale volumes sold by our legacy operations.

Total margin increased $118.7 million in the 2012 six-month period as propane margin attributable to Heritage Propane ($193.5 million) and higher total margin from ancillary sales and services ($22.0 million) principally attributable to Heritage Propane were partially offset by lower total propane margin from our legacy business resulting from the significantly warmer weather.

EBITDA in the 2012 six-month period increased $37.4 million principally a result of the higher total margin ($118.7 million) and a $5.4 million lower loss from extinguishments of debt in the 2012 six-month period partially offset by higher operating and administrative expenses ($85.3 million) primarily attributable to Heritage Propane operations ($78.0 million). Included in 2012 six-month period operating expenses are $11.9 million of acquisition and transition expenses associated with the Heritage Acquisition. Operating income (which excludes the losses on extinguishments of debt) increased $8.9 million in the 2012 six-month period reflecting the $37.4 million increase in Partnership EBITDA offset by a $23.1 million increase in depreciation and amortization expense principally associated with Heritage Propane.

AMERIGAS PARTNERS, L.P.

Interest expense for the 2012 six-month period was $61.6 million compared to $31.7 million in the prior-year period. The increase principally reflects interest on long-term debt issued to fund the cash portion of the Heritage Acquisition.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

The Partnership’s debt outstanding at March 31, 2012 totaled $2,414.9 million (including current maturities of long-term debt of $26.0 million and bank loans of $50.9 million). The Partnership’s debt outstanding at September 30, 2011 totaled $1,029.0 million (including current maturities of long-term debt of $4.7 million and bank loans of $95.5 million). Total long-term debt outstanding at March 31, 2012, including current maturities, comprises $2,270.0 million of AmeriGas Partners’ Senior Notes, $73.4 million of HOLP Senior Notes and $20.6 million of other long-term debt.

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At March 31, 2012, AmeriGas OLP had a $525 million unsecured credit agreement (“Credit Agreement”). Concurrently with the Heritage Acquisition, on January 12, 2012, the Credit Agreement was amended to, among other things, increase the total amount available to $525 million from $325 million previously, extend its expiration date to October 2016, and amend certain financial covenants for a limited time period as a result of the Heritage Acquisition. In April 2012, the Credit Agreement was further amended to provide the Partnership greater flexibility in its financial leverage ratio.

At March 31, 2012, there were $50.9 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under AmeriGas OLP credit agreements, which reduce the amount available for borrowings, totaled $39.2 million at March 31, 2012. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2012 six-month period were $134.9 million and $239.5 million, respectively. The average daily and peak bank loan borrowings outstanding under credit agreements during the 2011 six-month period were $153.1 million and $235 million, respectively. At March 31, 2012, the Partnership’s available borrowing capacity under the Credit Agreement was $434.9 million.

The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs for the remainder of Fiscal 2012 from existing cash balances, cash expected to be generated from operations and borrowings available under the Credit Agreement.

On April 23, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.80 per Common Unit equal to an annual rate of $3.20 per Common Unit. This distribution

AMERIGAS PARTNERS, L.P.

reflects an approximate 5% increase from the previous quarterly rate of $0.7625 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2012 to unitholders of record on May 10, 2012. Previously, on January 18, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.7625 per Common Unit equal to an annual rate of $3.05 per Common Unit. This distribution reflected an increase of 3% from the previous quarter’s regular quarterly distribution rate of $0.74 per Common Unit. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

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

Cash flow provided by operating activities was $153.1 million in the 2012 six-month period compared to $61.1 million in the 2011 six-month period. Cash flow from operating activities before changes in operating working capital was $269.2 million in the 2012 six-month period compared with $269.5 million in the prior-year period, largely reflecting the impact of the Heritage Acquisition offset in large part by the decline in our legacy business results. Cash required to fund changes in operating working capital totaled $116.1 million in the 2012 six-month period compared with $208.5 million in the prior-year period. The decrease in cash required to fund operating working capital in the current-year period largely reflects the effects of lower volumes sold due to the warm weather on changes in accounts receivable and the timing of cash receipts from Heritage Propane customers.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $1,448.7 million in the 2012 six-month period compared with $64.3 million in the prior-year period most notably reflecting the net cash consideration for the Heritage Acquisition. We spent $45.1 million for property, plant and equipment (comprising $24.6 million of maintenance capital expenditures and $20.5 million of growth capital expenditures) in the 2012 six-month period compared with $40.6 million (comprising $19.7 million of maintenance capital expenditures and $20.9 million of growth capital expenditures) in the 2011 six-month period. Cash paid for acquisitions reflects 5 propane business acquisitions, including Heritage Propane, completed during the 2012 six-month period compared to 11 propane business acquisitions in the 2011 six-month period. See Acquisition of Heritage Propane below and Note 4 to the condensed consolidated financial statements for additional information.

AMERIGAS PARTNERS, L.P.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $1,427.5 million in the 2012 six-month period compared with $30.9 million in the prior-year period. Distributions in the 2012 six-month period totaled $113.3 million compared with $83.3 million in the prior-year period principally reflecting the greater number of Common Units outstanding and higher quarterly per-unit distribution rates. During March 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering and used a portion of the net proceeds to repay $200 million of outstanding 6.50% Senior Notes due May 2021, to reduce bank loan borrowings and for general corporate purposes. In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Partners issued $550 million principal amount of the 6.75% Notes due 2020 and $1.0 billion principal amount of 7.00% Notes due 2022.

Acquisition of Heritage Propane

On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the Heritage Acquisition for total consideration of approximately $2.6 billion comprising approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion. The Heritage Acquisition was consummated pursuant to the Contribution Agreement, by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP, and Heritage ETC, L.P. The acquired business conducts its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.

The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners of $550 million principal amount of 6.75% Notes and $1.0 billion principal amount of 7.00% Notes. For further information on the 6.75% Notes and the 7.00% Notes, see Note 5 to condensed consolidated financial statements.

The results of operations of Heritage Propane are included in the Partnership’s Condensed Consolidated Statements of Operations since the Acquisition Date. For more information on the Heritage Acquisition, see Note 4 to condensed consolidated financial statements.

AmeriGas Partners Common Unit Offering and Debt Redemption

On March 21, 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of these sales and related

AMERIGAS PARTNERS, L.P.

capital contributions from the General Partner totaling $279.4 million were used to redeem $200 million of 6.50% Notes pursuant to a tender offer (as further described below), to reduce bank loan borrowings and for general corporate purposes.

On March 28, 2012, AmeriGas Partners announced that holders of approximately $383.5 million in aggregate principal amount of outstanding 6.50% Notes, representing approximately 82% of the total $470 million principal amount outstanding, had validly tendered their notes in connection with the Partnership’s March 14, 2012 offer to purchase for cash up to $200 million of the 6.50% Notes. Tendered 6.50% Notes in the amount of $200 million were redeemed on March 28, 2012 at an effective price of 105% using an approximate proration factor of 52.3% of total notes tendered. The Partnership recorded a loss on extinguishment of debt of $13.4 million associated with this transaction.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2012 was a loss of $18.2 million. A hypothetical 10% adverse change in the market price of propane would increase such loss by $17.7 million.

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

AMERIGAS PARTNERS, L.P.

Our variable-rate debt includes borrowings under the Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at March 31, 2012.

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

(b)	Change in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, other than changes resulting from the Heritage Acquisition discussed below, no change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

On January 12, 2012, AmeriGas Partners acquired Heritage Propane. The Partnership is currently in the process of integrating Heritage Propane’s operations, processes and internal controls. See Note 4 to condensed consolidated financial statements for additional information related to the Heritage Acquisition.

AMERIGAS PARTNERS, L.P.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

San Bernardino. In July 2001, Heritage Operating, L.P. (“HOLP”) acquired a company that had previously received a request for information from the U.S. Environmental Protection Agency (the “EPA”) regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases, of solvents from a former military base located within the subject area that occurred long before the facility acquired by HOLP was constructed, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). No follow-up correspondence has been received from the EPA on the matter since HOLP’s acquisition of the predecessor company in 2001.

Claremont, New Hampshire and Chestertown, Maryland. By letter dated September 30, 2010, the EPA notified Titan Propane LLC (“Titan LLC”) that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former manufactured gas plant (“MGP”) in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

Bennington, Vermont. In 1996, a predecessor company of Titan LLC performed an environmental assessment of its property in Bennington, Vermont and discovered that the site was a former MGP. At that time, Titan LLC’s predecessor informed the company which previously owned and operated the MGP of potential liability under CERCLA. Titan LLC has not received any requests to remediate or provide costs associated with the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

ITEM 1A.	RISK FACTORS

In addition to the information presented below and the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

Risks Inherent in an Investment in Our Common Units

We are a holding company and have no material operations or assets. Accordingly, unitholders will receive distributions only if we receive distributions from AmeriGas OLP after it meets its own financial obligations.

We are a holding company for our subsidiaries, with no material operations and only limited assets. We are dependent on cash distributions from AmeriGas OLP to make cash distributions to our unitholders.

Unitholders will not receive cash distributions unless AmeriGas OLP is able to make distributions to us after it first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations. AmeriGas OLP is required to distribute all of its available cash each quarter, less the amount of cash reserves that our General Partner determines is necessary or appropriate in its reasonable discretion to provide for the proper conduct of AmeriGas OLP’s business, to enable it to make distributions to us so that we can make timely distributions to our limited partners and the General Partner under our partnership agreement during the next four quarters, or to comply with applicable law or any of AmeriGas OLP’s debt or other agreements.

The agreements governing certain of AmeriGas OLP’s debt obligations require AmeriGas OLP to include in its cash reserves amounts for future required payments. This limits the amount of available cash AmeriGas OLP may distribute to us each quarter.

Our substantial debt could impair our financial condition and our ability to make distributions to holders of common units and operate our business.

Our substantial debt and our ability to incur significant additional indebtedness, subject to the restrictions under AmeriGas OLP’s bank credit agreement, the outstanding Heritage Operating, L.P. (“HOLP”) note agreements and the indentures governing our outstanding notes could adversely affect our ability to make distributions to holders of our common units and could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

Because we issued a significant number of common units in connection with the Heritage Acquisition, the holder of such units could attempt to sell a significant number of such units in the future upon the expiration of the applicable holding period, which could have a material adverse effect on the market price of our common units.

On January 12, 2012, in connection with the Partnership’s acquisition (the “Heritage Acquisition”) of the subsidiaries of Energy Transfer Partners, L.P. (“ETP”), which operated ETP’s propane distribution business (“Heritage Propane”), we issued 29,567,362 common units to ETP’s subsidiary Heritage ETC, L.P. as equity consideration. On the same day, ETP entered into a unitholder agreement with us. The unitholder agreement restricts Heritage ETC, L.P. and any person who becomes a holder of common units under the agreement from transferring the common units until January 13, 2013. The agreement also provides ETP with registration rights related to the common units following such holding period. As a result, upon completion of the holding period, ETP could elect to cause us to register the offer and sale of all common units held by them.

If all or a substantial portion of the common units held by ETP were to be offered for sale, or there was a perception that such resales might occur, the market price of the common units could decrease and it may be more difficult for us to sell our equity securities in the future at a time and upon terms that we deem appropriate.

Our partnership agreement limits our General Partner’s fiduciary duties of care to unitholders and restricts remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties.

Our partnership agreement contains provisions that reduce the standards of care to which our General Partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement waives or limits, to the extent permitted by law, any standard of care and duty imposed under state law to act in accordance with the provisions of our partnership agreement so long as such action is reasonably believed by our General Partner to be in, or not inconsistent with, our best interest. Accordingly, you may not be entitled to the benefits of certain fiduciary duties imposed by statute or otherwise that would ordinarily apply to directors and senior officers of publicly traded corporations.

Our agreement with ETP may delay or prevent a change of control, which could adversely affect the price of our common units.

Various provisions in the Contingent Residual Support Agreement (“CRSA”) that we entered into on January 12, 2012 with ETP and UGI Corporation may delay or prevent a change in control of AmeriGas Partners, which could adversely affect the price of our common units. These provisions may also make it more difficult for our unitholders to benefit from transactions, including an actual or threatened change in control of us, even though such a transaction may offer our unitholders the opportunity to sell their common units at a price above the prevailing market price. The CRSA provides that, during the five-year period following the effectiveness of the CRSA, UGI Corporation may not cease to control the General Partner without the consent of ETP (such consent not to be unreasonably withheld). Thereafter, until termination of the CRSA, which will occur on the earlier of (a) payment in full of the Supported Debt Principal Amount as defined in the CRSA and (b) payment by ETP of the maximum amount due by ETP under the CRSA, ETP will not have any consent right with respect to a change of control of the General Partner unless such change of control would result in a downgrade of the credit rating of the senior notes issued in connection with the Heritage Acquisition. Such provisions may prevent unitholders from realizing potential increases in the price of our common units from an actual or threatened change in control.

Risks Related to Our Business

We may not be able to successfully integrate Heritage Propane’s operations with our operations, which could cause our business to suffer.

In order to obtain all of the anticipated benefits of the acquisition of Heritage Propane, we need to continue to combine and integrate the businesses and operations of Heritage Propane with ours. The combination of two large businesses is a complex and costly process. As a result, we are required to devote significant management attention and resources to integrating the business practices and operations of the Partnership and Heritage Propane. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of the Partnership and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us.

Our failure to meet the challenges involved in successfully integrating Heritage Propane’s operations with our operations or otherwise to realize any of the anticipated benefits of the combination could adversely affect our results of operations. In addition, the overall integration of the Partnership and Heritage Propane may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships. We expect the difficulties of combining our operations to include, among others:

•	preserving important strategic and customer relationships;

•	maintaining employee morale and retaining key employees;

•	developing and implementing employment polices to facilitate workforce integration;

•	the diversion of management’s attention from ongoing business concerns;

•	the integration of multiple information systems;

•	regulatory, legal, taxation and other unanticipated issues in integrating operating and financial systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of the Partnership and Heritage Propane.

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

Tax Risks

If federal or state tax treatment of partnerships changes to impose entity-level taxation, the amount of cash available to us for distributions may be lower and distribution levels may have to be decreased.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Specifically, federal income tax legislation has been considered that would have eliminated partnership tax treatment for certain publicly traded partnerships and recharacterized certain types of income received from partnerships. Similarly, several states currently impose entity-level taxes on partnerships, including us. If any additional states were to impose a tax upon us as an entity, our cash available for distribution would be reduced. We are unable to predict whether any such changes in state entity-level taxes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief program whereby a publicly traded partnership that technically terminates may be allowed to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years. In connection with the Heritage Acquisition, we issued 29,567,362 of our common units to Heritage ETC L.P, a Delaware limited partnership, as partial consideration for the contribution by Heritage ETC, L.P. to us of all the equity interests of Heritage Propane. ETP directly and indirectly owns 100% of the equity interests in Heritage ETC L.P. If ETP transfers our common units it beneficially received in the Heritage Acquisition to its owners, otherwise transfers such common units, or engages in certain other transactions with respect to such common units, these transactions may be treated for tax purposes as a sale or exchange of our common units. If there is a sale or exchange of our common units by any other unitholders within 12 months of such a transaction that would result in a sale or exchange of 50% or more of our common units in the aggregate, the we may be considered to have technically terminated for federal income tax purposes with the attendant consequences described above.

ITEM 6.	EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Description of Oral Compensation Arrangement for Jerry E. Sheridan	AmeriGas Partners, L.P.	Form 8-K (3/3/12)	10.1

AMERIGAS PARTNERS, L.P.

10.2	Description of Oral Compensation Arrangement For R. Paul Grady	AmeriGas Partners, L.P	Form 8-K (3/3/12)	10.2

10.3	Amendment No. 3 dated as of April 3, 2012 to the Credit Agreement dated as of June 21, 2011, and Amendment No. 1 dated as of April 3, 2012 to Consent dated as of February 3, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto

10.4	Amendment No. 4 dated as of April 18, 2012 to the Credit Agreement dated as of June 21, 2011 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto	AmeriGas Partners, L.P	Form 8-K (4/18/12)	10.1

10.5	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, As Amended and Restated Effective January 1, 2012

10.6	Form of Change in Control Agreement for Mr. Sheridan Amended and Restated as of May 3, 2012

10.7	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P, Phantom Unit Grant Letter for Mr. Grady dated as of January 17, 2012

10.8	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P, Performance Unit Grant Letter for Mr. Grady dated January 17, 2012

10.9	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated January 17, 2012

10.10	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Non-Employee Directors dated January 9, 2012

10.11	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Employees dated January 1, 2012

10.12	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees dated January 1, 2012	UGI	Form l0-Q (3/31/12)	10.11

10.13	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.12

10.14	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.14

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

AMERIGAS PARTNERS, L.P.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL.Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

AMERIGAS PARTNERS, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
(Registrant)

By:	AmeriGas Propane, Inc.
as General Partner

Date: May 4, 2012	By:	/s/ John S. Iannarelli
John S. Iannarelli
Vice President — Finance and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2012	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.3	Amendment No. 3 dated as of April 3, 2012 to the Credit Agreement dated as of June 21, 2011, and Amendment No. 1 dated as of April 3, 2012 to Consent dated as of February 3, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto

10.5	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, As Amended and Restated Effective January 1, 2012

10.6	Form of Change in Control Agreement for Mr. Sheridan Amended and Restated as of May 3, 2012

10.7	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Mr. Grady dated as of January 17, 2012

10.8	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Mr. Grady dated January 17, 2012

10.9	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated January 17, 2012

10.10	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Non-Employee Directors dated January 9, 2012

10.11	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P, Performance Unit Grant Letter for Employees dated January 1, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL.Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.