Form 10-Q
period 2012-06-30
AMERIGAS PARTNERS LP
filed 2012-08-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2012, there were 92,792,778 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2012	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$122,843	$8,632	$6,219
Accounts receivable (less allowances for doubtful accounts of $22,961, $17,181 and $17,056, respectively)	230,237	233,335	229,377
Accounts receivable - related parties	1,390	1,299	1,206
Inventories	162,286	135,815	111,334
Derivative financial instruments	9,933	864	5,569
Prepaid expenses and other current assets	23,093	13,874	13,403
Total current assets	549,782	393,819	367,108
Property, plant and equipment (less accumulated depreciation and amortization of $1,037,327, $943,127 and $923,467, respectively)	1,508,136	645,755	649,209
Goodwill	1,862,259	691,910	691,355
Intangible assets, net	594,883	41,542	42,324
Other assets	44,891	22,709	19,681
Total assets	$4,559,951	$1,795,735	$1,769,677
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current maturities of long-term debt	$43,410	$4,664	$5,201
Bank loans	68,800	95,500	176,000
Accounts payable - trade	132,823	158,554	129,548
Accounts payable - related parties	820	62	9
Customer deposits and advances	81,916	74,979	38,984
Derivative financial instruments	75,686	7,248	2,400
Other current liabilities	176,698	109,986	83,374
Total current liabilities	580,153	450,993	435,516
Long-term debt	2,301,720	928,858	828,912
Other noncurrent liabilities	82,714	64,405	56,954
Total liabilities	2,964,587	1,444,256	1,321,382
Commitments and contingencies (note 9)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,784,524, 57,124,296 and 57,124,296, respectively)	1,608,145	340,180	428,574
General partner	18,504	3,436	4,331
Accumulated other comprehensive (loss) income	(71,117)	(4,960)	2,592
Total AmeriGas Partners, L.P. partners’ capital	1,555,532	338,656	435,497
Noncontrolling interest	39,832	12,823	12,798
Total partners’ capital	1,595,364	351,479	448,295
Total liabilities and partners’ capital	$4,559,951	$1,795,735	$1,769,677

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Propane	$507,529	$428,286	$2,227,576	$1,941,693
Other	64,416	42,544	183,755	136,133
	571,945	470,830	2,411,331	2,077,826
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	312,487	284,629	1,394,860	1,257,038
Cost of sales - other (excluding depreciation shown below)	21,516	16,212	52,962	43,902
Operating and administrative expenses	242,905	147,139	655,090	474,039
Depreciation	38,311	21,435	94,593	61,853
Amortization	11,204	3,063	23,902	8,516
Other income, net	(6,190)	(8,329)	(16,931)	(20,404)
	620,233	464,149	2,204,476	1,824,944
Operating (loss) income	(48,288)	6,681	206,855	252,882
Gain (loss) on extinguishments of debt	30	—	(13,349)	(18,801)
Interest expense	(41,853)	(15,643)	(103,431)	(47,365)
(Loss) income before income taxes	(90,111)	(8,962)	90,075	186,716
Income tax benefit (expense)	208	(139)	(1,006)	(487)
Net (loss) income	(89,903)	(9,101)	89,069	186,229
Less: net (loss) income attributable to noncontrolling interest	521	(51)	(2,041)	(2,511)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(89,382)	$(9,152)	$87,028	$183,718
General partner's interest in net (loss) income attributable to AmeriGas Partners, L.P.	$3,355	$1,474	$9,628	$5,308
Limited partners' interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(92,737)	$(10,626)	$77,400	$178,410
(Loss) income per limited partner unit - basic and diluted:
Basic	$(1.00)	$(0.19)	$0.91	$2.83
Diluted	$(1.00)	$(0.19)	$0.91	$2.83
Average limited partner units outstanding (thousands):
Basic	92,783	57,129	77,615	57,115
Diluted	92,783	57,129	77,668	57,165
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(89,903)	$(9,101)	$89,069	$186,229
Net (losses) gains on derivative instruments	(65,853)	1,248	(100,616)	26,525
Reclassifications of net losses (gains) on derivative instruments	14,625	(9,508)	33,791	(28,838)
Comprehensive (loss) income	(141,131)	(17,361)	22,244	183,916
Less: comprehensive (loss) income attributable to noncontrolling interests	1,034	34	(1,373)	(2,483)
Comprehensive (loss) income attributable to AmeriGas Partners, L.P.	$(140,097)	$(17,327)	$20,871	$181,433
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,069	$186,229
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	118,495	70,369
Provision for uncollectible accounts	14,128	9,454
Net change in realized gains and losses deferred as cash flow hedges	(7,350)	2,900
Loss on extinguishments of debt, net	13,349	18,801
Other, net	9,274	(3,784)
Net change in:
Accounts receivable	110,093	(58,547)
Inventories	55,235	3,851
Accounts payable	(73,904)	(3,371)
Other current assets	8,287	3,385
Other current liabilities	(83,178)	(109,335)
Net cash provided by operating activities	253,498	119,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(70,264)	(59,201)
Proceeds from disposals of assets	5,030	2,678
Acquisitions of businesses, net of cash acquired	(1,418,202)	(31,194)
Net cash used by investing activities	(1,483,436)	(87,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(192,561)	(127,540)
Proceeds from issuance of Common Units	276,562	—
Noncontrolling interest activity	(2,720)	(1,723)
(Decrease) increase in bank loans	(26,700)	85,000
Issuances of long-term debt	1,524,192	462,122
Repayments of long-term debt	(237,578)	(452,235)
Proceeds associated with equity based compensation plans, net of tax withheld	153	616
Capital contributions from General Partner	2,801	18
Net cash provided (used) by financing activities	1,344,149	(33,742)
Cash and cash equivalents increase (decrease)	$114,211	$(1,507)
CASH AND CASH EQUIVALENTS:
End of period	$122,843	$6,219
Beginning of period	8,632	7,726
Increase (decrease)	$114,211	$(1,507)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2012:
Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479
Net income		77,400	9,628		87,028	2,041	89,069
Net losses on derivative instruments				(99,607)	(99,607)	(1,009)	(100,616)
Reclassification of net losses on derivative instruments				33,450	33,450	341	33,791
Distributions		(181,877)	(10,684)		(192,561)	(3,040)	(195,601)
Unit-based compensation expense		5,089			5,089		5,089
Common Units issued in connection with the Heritage Acquisition	29,567,362	1,132,628			1,132,628		1,132,628
General Partner contribution to AmeriGas OLP in connection with the Heritage Acquisition	(635,667)	(28,357)			(28,357)	28,357	—
General Partner contribution to AmeriGas Partners, L.P. in connection with the Heritage Acquisition	(298,660)	(13,323)	13,323		—		—
Common Units issued in connection with public offering	7,000,000	276,562	2,800		279,362		279,362
General Partner contribution to AmeriGas OLP						319	319
Common Units issued in connection with incentive compensation plans, net of tax withheld	27,193	(157)	1		(156)		(156)
Balance June 30, 2012	92,784,524	$1,608,145	$18,504	$(71,117)	$1,555,532	$39,832	$1,595,364
	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2011:
Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038	$392,886
Net income		178,410	5,308		183,718	2,511	186,229
Net gains on derivative instruments				26,258	26,258	267	26,525
Reclassification of net gains on derivative instruments				(28,543)	(28,543)	(295)	(28,838)
Distributions		(122,794)	(4,746)		(127,540)	(1,820)	(129,360)
Unit-based compensation expense		1,310			1,310		1,310
Common Units issued in connection with incentive compensation plans, net of tax withheld	35,787	(572)	18		(554)		(554)
General Partner contribution to AmeriGas OLP						97	97
Balance June 30, 2011	57,124,296	$428,574	$4,331	$2,592	$435,497	$12,798	$448,295
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
At June 30, 2012, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 39,460,280 publicly held Common Units and 29,567,362 Common Units held by ETP as a result of the acquisition of Heritage Propane. The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.
AmeriGas Partners and Titan LLC have no employees. Our operations are conducted by employees of the General Partner and HOLP and directed and managed by the General Partner. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 8).
Effective August 1, 2012, Titan LLC merged with and into AmeriGas OLP.

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

The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Common Unitholders’ interest in net income (loss) attributable to AmeriGas Partners under the two-class method of MLPs	$(92,737)	$(10,626)	$70,342	$161,868
Weighted average Common Units outstanding—basic (thousands)	92,783	57,129	77,615	57,115
Potentially dilutive Common Units (thousands)	—	—	53	50
Weighted average Common Units outstanding—diluted (thousands)	92,783	57,129	77,668	57,165
Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2012 and 2011 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.09 and $0.29, respectively. There was no dilutive effect based on the computation of income per limited partner unit in accordance with the two-class method for the three months ended June 30, 2012 and 2011.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income. Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income.
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
Adoption of New Accounting Standards
Goodwill Impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in GAAP. Previous guidance required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than the carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, an entity is not required to calculate fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirements to test goodwill annually for impairment. The new guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted the new guidance for Fiscal 2012.
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
New Accounting Standards Not Yet Adopted
Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines on the basis of qualitative factors that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the value of the asset. The new guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the new guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We plan on adopting the new guidance in the fourth quarter of Fiscal 2012.
Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014) and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

4.	Acquisition of Heritage Propane
On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,598,234, comprising $1,465,606 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of $1,132,628 (the “Heritage Acquisition”). The Acquisition Date cash consideration for the Heritage Acquisition was subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane (“Working Capital Adjustment”) and certain excess sales proceeds resulting from ETP's sale of HOLP's former cylinder exchange business (“HPX”). In April 2012, AmeriGas Partners paid $25,504 of additional cash consideration as a result of the Working Capital Adjustment and in June 2012, AmeriGas Partners received $18,911 in cash representing the excess sales proceeds from the sale of HPX. The Heritage Acquisition was consummated pursuant to a Contribution

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducts its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.
Pursuant to the Contribution Agreement, the Contributor contributed to AmeriGas Partners a 99.999% limited partner interest in HOLP; a 100% membership interest in Heritage Operating GP, LLC, a Delaware limited liability company and holder of a 0.001% general partner interest in HOLP; a 99.99% limited partner interest in Titan Energy Partners, L.P., a Delaware limited partnership and the sole member of Titan LLC; and a 100% membership interest in Titan Energy GP, L.L.C., a Delaware limited liability company and holder of a 0.01% general partner interest in Titan Energy Partners, L.P. As a result of the Heritage Acquisition, the General Partner, in order to maintain its general partner interests in AmeriGas Partners and AmeriGas OLP, contributed 934,327 Common Units to the Partnership having a fair value of $41,680. These Common Units were subsequently cancelled.
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
The Condensed Consolidated Balance Sheet at June 30, 2012 reflects a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price paid comprises AmeriGas Partners Common Units issued having a fair value of $1,132,628 and total cash consideration of $1,472,199 including cash acquired of $60,748. The Partnership is in the process of obtaining information required to determine the fair values of certain assets and liabilities acquired, principally long-term intangible and tangible assets. The Partnership expects to finalize these amounts by the end of fiscal 2012. The preliminary purchase price allocation is as follows:

Assets acquired:
Current assets	$280,323
Property, plant & equipment	890,523
Customer relationships (estimated useful life of 15 years)	418,900
Trademarks and tradenames	144,200
Goodwill	1,167,408
Other assets	10,413
Total assets acquired	$2,911,767
Liabilities assumed:
Current liabilities	$(223,432)
Long-term debt	(61,590)
Other noncurrent liabilities	(21,918)
Total liabilities assumed	$(306,940)
Total	$2,604,827
Goodwill associated with the Heritage Acquisition principally results from synergies expected from combining the operations and from assembled workforce.
Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses on the Condensed Consolidated Statements of Operations, totaled $523 and $5,252 for the three and nine months ended June 30, 2012, respectively. The results of operations of Heritage Propane are included in the Partnership’s Condensed Consolidated Statements of Operations since the Acquisition Date. As a result of achieving planned strategic operating and marketing milestones, it is impracticable to determine the impact of the Heritage Propane operations on the revenues and earnings of the Partnership.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following presents unaudited pro forma income statement and income per unit data as if the Heritage Acquisition had occurred on October 1, 2010:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012 (As Reported)	2011	2012	2011
Revenues	$571,945	$701,062	$2,903,046	$3,283,614
Net (loss) income attributable to AmeriGas Partners	$(89,382)	$(55,373)	$106,980	$257,813
(Loss) income per limited partner unit:
Basic	$(1.00)	$(0.64)	$1.07	$2.73
Diluted	$(1.00)	$(0.64)	$1.07	$2.73
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
In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”) issued $550,000 principal amount of 6.75% Notes due May 2020 and $1,000,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016 and to redeem the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. On or prior to May 20, 2015, the Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of each of the 6.75% Notes and the 7.00% Notes with the proceeds of a registered public equity offering. The Notes and guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes.
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
During June 2012, AmeriGas Partners repurchased $19,156 aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net gain on extinguishment of debt of $30 associated with this transaction.

As a result of the Heritage Acquisition, the Partnership’s total long-term debt at June 30, 2012 includes $81,124 of Heritage Propane long-term debt including $72,676 of HOLP senior secured notes. These notes are collateralized by HOLP’s receivables, contracts, equipment, inventory, general intangibles, cash and HOLP capital stock. The HOLP senior secured notes contain restrictive covenants including the maintenance of financial covenants and limitations on the disposition of assets, changes in ownership, additional indebtedness, restrictive payments and the creation of liens. The financial covenants require HOLP to maintain a ratio of combined Funded Indebtedness to combined EBITDA (as defined) below certain thresholds and to maintain a minimum ratio of combined EBITDA to combined Interest Expense (as defined).

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

7.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2012	September 30, 2011	June 30, 2011
Goodwill (not subject to amortization)	$1,862,259	$691,910	$691,355
Intangible assets:
Customer relationships and noncompete agreements	$507,089	$77,213	$75,814
Trademarks and tradenames (not subject to amortization)	144,200	—	—
Gross carrying amount	651,289	77,213	75,814
Accumulated amortization	(56,406)	(35,671)	(33,490)
Intangible assets, net	$594,883	$41,542	$42,324
The increase in goodwill and intangible assets during the nine months ended June 30, 2012 principally reflects the effects of the Heritage Acquisition. Amortization expense of intangible assets was $10,099 and $20,735 for the three and nine months ended June 30, 2012, respectively, and $2,118 and $5,874 for the three and nine months ended June 30, 2011, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of June 30, 2012, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2012 and the next four fiscal years is as follows: remainder of Fiscal 2012 — $9,641; Fiscal 2013 — $38,309; Fiscal 2014 — $37,007; Fiscal 2015 — $34,816; Fiscal 2016 — $33,643.

8.	Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $89,619 and $280,175 for the three and nine months ended June 30, 2012, respectively, and $84,544 and $280,737 for the three and nine months ended June 30, 2011, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $2,287 and $7,664 during the three and nine months ended June 30, 2012, respectively, and $1,660 and $9,465 during the three and nine months ended June 30, 2011, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $1,223 and $2,969 for the three and nine months ended June 30, 2012, respectively, and $782 and $2,350 for the three and nine months ended June 30, 2011, respectively.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The prices for any such propane purchased are generally based on market price at the time of purchase. There were $42 in purchases of propane by AmeriGas OLP from Energy Services during the three and nine months ended June 30,

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

2012. Purchases of propane by AmeriGas OLP from Energy Services were $4,073 during the nine months ended June 30, 2011. AmeriGas OLP did not purchase any propane from Energy Services during the three months ended June 30, 2011.
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
Bennington, Vermont. In 1996, a predecessor company of Titan LLC performed an environmental assessment of its property in Bennington, Vermont and discovered that the site was a former MGP. At that time, Titan LLC’s predecessor informed the company that previously owned and operated the MGP of potential liability under CERCLA. Titan LLC has not received any requests to remediate or provide costs associated with the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
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

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of June 30, 2012, September 30, 2011 and June 30, 2011:

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
June 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$10,337	$—	$10,337
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(79,138)	$—	$(79,138)
September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$864	$—	$864
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(7,248)	$—	$(7,248)
June 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$5,569	$—	$5,569
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(2,757)	$—	$(2,757)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. At June 30, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,345,130 and $2,404,863 respectively. At June 30, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $834,113 and $850,188, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At June 30, 2012 and 2011 there were 223 million gallons and 145 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts that qualify for hedge accounting treatment. At June 30, 2012, the maximum period over which we are hedging propane market price risk is 29 months with a weighted average of 7 months. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes and the volumes of propane under these agreements totaled approximately 29 million gallons at June 30, 2012.
We account for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At June 30, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $65,632.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no settled or unsettled amounts relating to IRPAs at June 30, 2012.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2012. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of June 30, 2012 and 2011:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet Location	Fair Value June 30,		Balance Sheet Location	Fair Value June 30,
		2012	2011		2012	2011
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$2,216	$5,569	Derivative financial instruments and Other noncurrent liabilities	$(68,078)	$(2,757)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	$8,120	$—	Derivative financial instruments	$(11,061)	$—
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2012 and 2011:
Three Months Ended June 30,:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2012	2011	2012	2011
Cash Flow Hedges:
Propane contracts	$(65,853)	$1,248	$(14,625)	$9,642	Cost of sales
Interest rate contracts	—	—	—	(135)	Interest expense
Total	$(65,853)	$1,248	$(14,625)	$9,507

	Gain (Loss)				Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011
Propane contracts	$(14,871)	$—			Cost of sales

Nine Months Ended June 30,:

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2012	2011	2012	2011
Cash Flow Hedges:
Propane contracts	$(100,616)	$26,525	$(33,791)	$29,242	Cost of sales
Interest rate contracts	—	—	—	(404)	Interest expense
Total	$(100,616)	$26,525	$(33,791)	$28,838

	Gain (Loss)				Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011
Propane contracts	$(14,871)	$—			Cost of sales

The amounts of derivative gains or losses representing ineffectiveness were not material for the nine months ended June 30, 2012 and 2011. During the three months ended June 30, 2012, the Partnership entered into propane swap and put option contracts to reduce short-term volatility in propane prices associated with a portion of its forecasted propane purchases during the months of April 2012 to August 2012. These contracts did not qualify for hedge accounting treatment and the change in fair value was recorded through cost of sales in the Condensed Consolidated Statements of Income. Net realized and unrealized losses recognized in income totaling $14,871 related to these contracts are included in the table above under the caption “Derivatives Not Designated as Hedging Instruments.”
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses; (5) changes in laws and regulations, including safety, tax, consumer protection and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counter-party or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; (17) the timing and success of our acquisitions and investments to grow our business; and (18) our ability to successfully integrate acquired businesses, including Heritage Propane, and achieve anticipated synergies.
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

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended June 30, 2012 (“2012 three-month period”) with the three months ended June 30, 2011 (“2011 three-month period”) and the nine months ended June 30, 2012 (“2012 nine-month period”) with the nine months ended June 30, 2011 (“2011 nine-month period”).
Executive Overview
Results for the 2012 three- and nine-month periods were significantly affected by the Heritage Acquisition. On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP that operate ETP’s propane distribution business (collectively referred to as “Heritage Propane”) for total consideration of approximately $2.6 billion, including approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion. The cash portion of the Heritage Acquisition was financed by the issuance of $1.55 billion face amount of AmeriGas Partners Senior Notes. Results for the 2012 periods reflect Heritage Propane from January 12, 2012 (for more information on the Heritage Acquisition, see Note 4 to the condensed consolidated financial statements).
Net loss attributable to AmeriGas Partners for the 2012 three-month period was $89.4 million compared with net loss attributable to AmeriGas Partners for the 2011 three-month period of $9.2 million. As previously mentioned, results for the 2012 three-month period reflect a greater seasonal loss resulting from the Heritage Acquisition, including integration transition expenses, and the effects of significantly warmer than normal temperatures across the Partnership's service territory. Temperatures in our service territory during the 2012 three-month period were affected by weather that was approximately 24% warmer than normal compared with temperatures last year that were approximately normal. In addition, an early end to the heating season with temperatures in March that averaged more than 38% warmer than normal had a follow on effect on the June 2012 quarter. Retail propane gallons

AMERIGAS PARTNERS, L.P.

sold were 31% higher than in the prior-year period reflecting the effects of the Heritage Acquisition partially offset by the impacts of the significantly warmer weather and early end to the heating season on volumes from our legacy operations. Results for the 2012 three-month period include $15.0 million of acquisition and transition costs associated with the Heritage Acquisition.
Net income attributable to AmeriGas Partners for the 2012 nine-month period was $87.0 million compared with net income attributable to AmeriGas Partners for the 2011 nine-month period of $183.7 million. Net income attributable to AmeriGas Partners for the 2012 nine-month period and the 2011 nine-month period includes pre-tax losses of $13.3 million and $18.8 million, respectively, associated with extinguishments of debt. The 2012 nine-month period was affected by historically warm weather that was approximately 18% warmer than normal and 19% warmer than the prior-year nine-month period. As previously mentioned, the heating season came to an early end in 2012 as temperatures in March averaged more than 38% warmer than normal. Retail propane gallons sold were 11.9% higher than in the prior-year period reflecting the effects of the Heritage Acquisition partially offset by the impact of the significantly warmer weather on volumes from our legacy operations. Results for the 2012 nine-month period include $26.9 million of acquisition and transition costs associated with the Heritage Acquisition.

2012 three-month period compared with 2011 three-month period

Three Months Ended June 30,	2012	2011	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	204.0	155.1	48.9	31.5%
Wholesale	14.8	21.6	(6.8)	(31.5)%
	218.8	176.7	42.1	23.8%
Revenues:
Retail propane	$491.5	$394.7	$96.8	24.5%
Wholesale propane	16.0	33.6	(17.6)	(52.4)%
Other	64.4	42.5	21.9	51.5%
	$571.9	$470.8	$101.1	21.5%

Total margin (a)	$237.9	$170.0	$67.9	39.9%
EBITDA (b)	$1.8	$31.1	$(29.3)	(94.2)%
Operating (loss) income (b)	$(48.3)	$6.7	$(55.0)	(820.9)%
Net loss attributable to AmeriGas Partners	$(89.4)	$(9.2)	$(80.2)	871.7%
Heating degree days—% (warmer) colder than normal (c)	(23.8)%	(1.4)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended June 30, 2012 includes transition expenses of $15.0 million associated with Heritage Propane integration activities.

The following table includes reconciliations of net income (loss) attributable to AmeriGas Partners to EBITDA for the periods presented:

AMERIGAS PARTNERS, L.P.

	Three Months Ended June 30,
(millions of dollars)	2012	2011
Net loss attributable to AmeriGas Partners	$(89.4)	$(9.2)
Income tax expense	(0.2)	0.1
Interest expense	41.9	15.6
Depreciation	38.3	21.5
Amortization	11.2	3.1
EBITDA	$1.8	$31.1

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Results for the 2012 three-month period reflect the operations of Heritage Propane. Temperatures based upon heating degree day data averaged 23.8% warmer than normal during the 2012 three-month period compared with temperatures that were approximately normal in the prior-year period. The significantly warmer spring weather reduced heating-related volumes. In addition, the heating season came to an early end in Fiscal 2012 as temperatures in March averaged more than 38% warmer than normal. Notwithstanding the impact of the significantly warmer weather on our legacy business, retail propane gallons sold were 31.5% higher than in the prior-year period reflecting the impact of the Heritage Acquisition (approximately 69 million gallons).

Retail propane revenues increased $96.8 million during the 2012 three-month period reflecting incremental revenues from Heritage Propane partially offset by the effects of weather-reduced volumes in our legacy business and lower average retail propane prices associated with lower propane product costs. Wholesale propane revenues decreased $17.6 million principally reflecting lower total wholesale volumes sold and lower average wholesale prices. Average daily wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 35% lower in the 2012 three-month period compared to such prices in the 2011 three-month period. Total revenues from fee income and other ancillary sales and services were $21.9 million higher than the prior-year three-month period reflecting the impact of the Heritage acquisition. Total cost of sales increased $33.2 million reflecting incremental cost of sales from Heritage Propane offset by the effects of the lower retail and wholesale volumes sold by our legacy operations and lower propane commodity prices.
Total margin increased $67.9 million in the 2012 three-month period as propane margin attributable to Heritage Propane and higher total margin from ancillary sales and services ($16.6 million) principally attributable to Heritage Propane were partially offset by lower total propane margin from the legacy business resulting from the significantly warmer weather.
EBITDA in the 2012 three-month period was $1.8 million compared to $31.1 million in the prior-year three-month period, a decrease of $29.3 million, as the higher total margin ($67.9 million) was more than offset by higher operating and administrative expenses ($95.8 million) primarily attributable to Heritage Propane. Included in the 2012 three-month period operating expenses are $15.0 million of integration transition expenses. Operating income decreased $55.0 million reflecting the $29.3 million decrease in EBITDA and a $25.0 million increase in depreciation and amortization expense principally associated with Heritage Propane.

Interest expense for the 2012 three-month period was $41.9 million compared to $15.6 million in the prior-year period. The increase reflects interest on long-term debt issued to fund the cash portion of the Heritage Acquisition.

AMERIGAS PARTNERS, L.P.

2012 nine-month period compared with 2011 nine-month period

Nine Months Ended June 30,	2012	2011	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	814.3	727.8	86.5	11.9%
Wholesale	83.4	99.0	(15.6)	(15.8)%
	897.7	826.8	70.9	8.6%
Revenues:
Retail propane	$2,106.7	$1,796.3	$310.4	17.3%
Wholesale propane	120.9	145.4	(24.5)	(16.9)%
Other	183.7	136.1	47.6	35.0%
	$2,411.3	$2,077.8	$333.5	16.1%
Total margin (a)	$963.5	$776.9	$186.6	24.0%
EBITDA (b)	$310.0	$301.9	$8.1	2.7%
Operating income (b)	$206.9	$252.9	$(46.0)	(18.2)%
Net income attributable to AmeriGas Partners	$87.0	$183.7	$(96.7)	(52.6)%
Heating degree days—% (warmer) colder than normal (c)	(18.3)%	(0.1)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment. EBITDA for the nine months ended June 30, 2012 and 2011 includes net pre-tax losses of $13.3 million and $18.8 million, respectively, associated with extinguishments of debt. EBITDA for the nine months ended June 30, 2012 includes acquisition and transition expenses of $26.9 million associated with Heritage Propane.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Nine Months Ended June 30,
(millions of dollars)	2012	2011
Net income attributable to AmeriGas Partners	$87.0	$183.7
Income tax expense	1.0	0.5
Interest expense	103.4	47.3
Depreciation	94.6	61.9
Amortization	24.0	8.5
EBITDA	$310.0	$301.9

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

AMERIGAS PARTNERS, L.P.

Based upon heating degree-day data, temperatures in the Partnership's service territories during the 2012 nine-month period averaged more than 18% warmer than normal and the prior-year period. Notwithstanding the record warm weather's impact on our legacy business volumes, retail propane gallons sold were 86.5 million gallons greater than in the prior-year period reflecting the impact of Heritage Propane (approximately 206 million gallons). The winter heating season came to an early end with temperatures in the month of March averaging more than 38% warmer than normal.
Retail propane revenues increased $310.4 million during the 2012 nine-month period reflecting incremental retail propane revenues from Heritage Propane partially offset by the effects of lower revenues from weather-reduced volumes in our legacy operations and lower propane commodity prices. Wholesale propane revenues decreased $24.5 million principally reflecting lower total wholesale volumes sold. Average daily wholesale propane commodity prices during the nine months ended June 30, 2012 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 12% lower than such prices during the 2011 nine-month period. Total revenues from fee income and other ancillary sales and services were $47.6 million higher than the prior-year nine-month period reflecting such revenues from Heritage Propane. Total cost of sales increased $146.9 million principally reflecting incremental cost of sales from Heritage Propane offset in part by the lower retail and wholesale volumes sold by our legacy operations and the lower average propane commodity prices.

Total margin increased $186.6 million in the 2012 nine-month period as propane margin attributable to Heritage Propane and higher total margin from ancillary sales and services ($38.6 million) principally attributable to Heritage Propane were partially offset by lower total propane margin from the legacy business resulting from the significantly warmer weather.
EBITDA in the 2012 nine-month period increased $8.1 million principally a result of the higher total margin ($186.6 million) and a $5.5 million lower loss from extinguishments of debt in the 2012 nine-month period partially offset by higher operating and administrative expenses ($181.1 million) primarily attributable to Heritage Propane. Included in 2012 nine-month period operating expenses are $26.9 million of acquisition and transition expenses. Operating income (which excludes the losses on extinguishments of debt) decreased $46.0 million in the 2012 nine-month period principally reflecting the $8.1 million increase in EBITDA offset by a $48.1 million increase in depreciation and amortization expense principally associated with Heritage Propane.

Interest expense for the 2012 nine-month period was $103.4 million compared to $47.4 million in the prior-year period. The increase principally reflects interest on long-term debt issued to fund the cash portion of the Heritage Acquisition.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at June 30, 2012 totaled $2,413.9 million (including current maturities of long-term debt of $43.4 million and bank loans of $68.8 million). The Partnership’s debt outstanding at September 30, 2011 totaled $1,029.0 million (including current maturities of long-term debt of $4.7 million and bank loans of $95.5 million). Total long-term debt outstanding at June 30, 2012, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $72.7 million of HOLP Senior Notes and $21.6 million of other long-term debt.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At June 30, 2012, AmeriGas OLP had a $525 million unsecured credit agreement (“Credit Agreement”). Concurrently with the Heritage Acquisition, on January 12, 2012, the Credit Agreement was amended to, among other things, increase the total amount available to $525 million from $325 million previously, extend its expiration date to October 2016, and amend certain financial covenants for a limited time period as a result of the Heritage Acquisition. In April 2012, the Credit Agreement was further amended to provide the Partnership greater flexibility in its financial leverage ratio.
At June 30, 2012, there were $68.8 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amount available for borrowings, totaled $39.1 million at June 30, 2012. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2012 nine-month period were $111.5 million and $239.5 million, respectively. The average daily and peak bank loan borrowings outstanding under credit agreements during the 2011 nine-month period were $161.8 million and $235 million, respectively. At June 30, 2012, the Partnership’s available borrowing capacity under the Credit Agreement was $417.1 million.
The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs for the remainder of Fiscal 2012 from existing cash balances, cash expected to be generated from operations and borrowings available under the Credit Agreement.
On July 30, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.80 per Common Unit payable

AMERIGAS PARTNERS, L.P.

on August 17, 2012 to unitholders of record on August 10, 2012. During the nine months ended June 30, 2012, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.80 per Common Unit for the quarter ended March 31, 2012, $0.7625 per Common Unit for the quarter ended December 31, 2011 and $0.74 per Common Unit for the quarter ended September 30, 2011. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
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
Cash flow provided by operating activities was $253.5 million in the 2012 nine-month period compared to $120.0 million in the 2011 nine-month period. Cash flow from operating activities before changes in operating working capital was $237.0 million in the 2012 nine-month period compared with $284.0 million in the prior-year period, largely reflecting the impact of the Heritage Acquisition offset in large part by the decline in our legacy business results. Cash generated from changes in operating working capital was $16.5 million in the 2012 nine-month period compared to cash used to fund changes in operating working capital of ($164.0) million in the 2011 nine-month period. The increase in cash generated from changes in operating working capital in the current-year period largely reflects the timing of cash receipts from Heritage Propane customers and the effects of lower volumes sold on changes in accounts receivable in our legacy operations.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $1,483.4 million in the 2012 nine-month period compared with $87.7 million in the prior-year period most notably reflecting the net cash consideration for the Heritage Acquisition. We spent $70.3 million for property, plant and equipment (comprising $38.9 million of maintenance capital expenditures and $31.4 million of growth capital expenditures) in the 2012 nine-month period compared with $59.2 million (comprising $28.2 million of maintenance capital expenditures and $31.0 million of growth capital expenditures) in the 2011 nine-month period reflecting in large part incremental capital expenditures associated with Heritage Propane operations. Cash paid for acquisitions during the 2012 nine-month period reflects the net cash paid for the acquisition of Heritage Propane and $6.8 million for 7 other propane business acquisitions compared to 13 propane business acquisitions in the 2011 nine-month period. See Acquisition of Heritage Propane below and Note 4 to the condensed consolidated financial statements for additional information.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under AmeriGas OLP’s credit agreements, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $1,344.1 million in the 2012 nine-month period compared with $33.7 million of cash used in the prior-year period. Distributions in the 2012 nine-month period totaled $192.6 million compared with $127.5 million in the prior-year period principally reflecting the greater number of Common Units outstanding and higher quarterly per-unit distribution rates. In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Partners issued $550 million principal amount of the 6.75% Notes due 2020 and $1.0 billion principal amount of 7.00% Notes due 2022. During March 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering and used a portion of the net proceeds to repay $200 million of outstanding 6.50% Senior Notes due May 2021, to reduce bank loan borrowings and for general corporate purposes. During June 2012, AmeriGas Partners repurchased an aggregate principal amount of $19.2 million of its 7.00% Notes.
Acquisition of Heritage Propane
On January 12, 2012, AmeriGas Partners completed the Heritage Acquisition for total consideration of approximately $2.6 billion comprising approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion. The Heritage Acquisition was consummated pursuant to the Contribution Agreement, by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP, and Heritage ETC, L.P. The acquired business conducts its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of

AMERIGAS PARTNERS, L.P.

which is to grow our core business through acquisitions.
The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners, of $550 million principal amount of 6.75% Notes and $1.0 billion principal amount of 7.00% Notes. For further information on the 6.75% Notes and the 7.00% Notes, see Note 5 to condensed consolidated financial statements.
The results of operations of Heritage Propane are included in the Partnership’s Condensed Consolidated Statements of Operations since the Acquisition Date. For more information on the Heritage Acquisition, see Note 4 to condensed consolidated financial statements.
AmeriGas Partners Common Unit Offering and Debt Redemptions
On March 21, 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of these sales and related capital contributions from the General Partner totaling $279.4 million were used to redeem $200 million of 6.50% Notes pursuant to a tender offer (as further described below), to reduce bank loan borrowings and for general corporate purposes.
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
During June 2012, AmeriGas Partners repurchased $19.2 million aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net gain on extinguishment of debt associated with this transaction which amount was not material.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2012 was a loss of $68.8 million. A hypothetical 10% adverse change in the market price of propane would increase such loss by $18.5 million.
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

Our variable-rate debt includes borrowings under the Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt

AMERIGAS PARTNERS, L.P.

is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at June 30, 2012.
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

(a)Evaluation of Disclosure Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective at the reasonable assurance level.
(b)Change in Internal Control over Financial Reporting
During the quarter ended June 30, 2012, other than changes resulting from the Heritage Acquisition discussed below, no change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit

10.1	Change in Control Agreement for R. Paul Grady dated as of January 12, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

AMERIGAS PARTNERS, L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 8, 2012	By:	/s/ John S. Iannarelli
John S. Iannarelli
Vice President — Finance and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2012	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer (Principal Accounting Officer)

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

10.1	Change in Control Agreement for R. Paul Grady dated as of January 12, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase