Form 10-K
period 2012-09-30
AMERIGAS PARTNERS LP
filed 2012-11-21
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2012 was approximately $1,590,850,412. At November 13, 2012, there were outstanding 92,810,415 Common Units representing limited partner interests.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses, including Heritage Propane, and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; and (17) the timing and success of our acquisitions and investments to grow our business.

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
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves approximately 2.3 million residential, commercial, industrial, agricultural and motor fuel customers in all 50 states from approximately 2,100 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiaries, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership, and Heritage Operating, L.P. (“HOLP”), a Delaware limited partnership. AmeriGas OLP and HOLP are referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2012” and “Fiscal 2011” refer to the fiscal years ended September 30, 2012 and September 30, 2011, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 26% effective ownership interest in the Partnership and an affiliate of Energy Transfer Partners, L.P. a Delaware limited partnership (“ETP”), has an effective 32% ownership interest in the Partnership.

Business Strategy

On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP that operated ETP's propane distribution business (“Heritage Propane”). The acquired business conducted its propane operations in 41 states through HOLP and Titan Propane LLC. Effective August 1, 2012, Titan Propane LLC merged with and into AmeriGas OLP. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to Consolidated Financial Statements.

In the short-term, AmeriGas Partners' focus will be to successfully integrate Heritage Propane and to capitalize on the benefits of the acquisition. In addition, we will continue our efforts to execute our strategy to grow by (i) pursuing opportunistic acquisitions, (ii) developing internal sales and marketing programs, (iii) leveraging our scale and driving productivity, and (iv) achieving world class safety performance. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2012, we completed the acquisition of 11 propane distribution businesses in addition to Heritage Propane. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program through which consumers can purchase propane cylinders or exchange empty propane cylinders at various retail locations, and our National Accounts program, through which we encourage multi-location propane users to enter into a supply agreement with us rather than with many suppliers.
General Partner Information

The Partnership's website can be found at www.amerigas.com. Information on our website is not intended to be incorporated into this Report. The Partnership makes available free of charge at this website (under the tab “Investor Relations,” caption “SEC Filings”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner's Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership's website (under the tab “Investor Relations,” caption “Corporate Governance”). All of these documents are also available free of charge by writing to Hugh J. Gallagher, Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.
Products, Services and Marketing
The Partnership serves approximately 2.3 million customers in all 50 states from approximately 2,100 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. Typically, we are located in suburban and rural areas where natural gas is not readily available. Our district offices generally consist of a business office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of Ontario, British Columbia and Quebec.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed approximately 1.1 billion gallons of propane in Fiscal 2012. Approximately 91% of the Partnership's Fiscal 2012 sales (based on gallons sold) were to retail accounts and approximately 9% were to wholesale customers. Sales to residential customers in Fiscal 2012 represented approximately 40% of retail gallons sold; commercial/industrial customers 34%; motor fuel customers 14%; and agricultural customers 7%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2012 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership's consolidated revenues.
The Partnership continues to expand its ACE program. At September 30, 2012, ACE cylinders were available at over 44,600 retail locations throughout the United States. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase propane cylinders or exchange their empty propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers' propane cylinders directly at the retailer's location.
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
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane in portable cylinders, including ACE cylinders. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up or replenished in place.
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During Fiscal 2012, approximately 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2013. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Enterprise Products Partners, L.P. and Targa Midstream Services LP supplied approximately 36% of the Partnership's Fiscal 2012 propane supply. No other single supplier provided more than 10% of the Partnership's total propane supply in Fiscal 2012. In certain areas, however, a single supplier provides more than 50% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.
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
Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas, a major storage area.

Average Propane Spot Market Prices

General Industry Information

Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow for its detection. Propane is considered a clean alternative fuel under the Clean Air Act Amendments of 1990, producing negligible amounts of pollutants when properly consumed.
Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane and is currently more expensive than propane. Fuel oil is also a major competitor of propane and is comparable in price to propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.
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
While volume in the retail propane industry has been slowly declining for several years, it is anticipated that no or modest growth in total demand is foreseen in the next several years. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the National Accounts program, as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.

The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses. The Partnership also offers customers various payment and service options, including guaranteed price programs, fixed price arrangements and pricing arrangements based on published propane prices at specified terminals.

In Fiscal 2012, the Partnership's retail propane sales totaled over 1 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2010 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 8.7 billion gallons. Based on LP-GAS magazine rankings, 2010 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 41% of domestic retail sales.
Trade Names, Trade and Service Marks

The Partnership markets propane principally under the “AmeriGas®”, “America's Propane Company®”, Heritage Propane®”, “Titan Propane®” and “Relationships Matter®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The Partnership also markets propane under other various trade names throughout the United States. The General Partner owns all right, title and interest in the “America's Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Gas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.
Seasonality
Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal. During Fiscal 2012, approximately 55% to 60% of the Partnership's retail sales volume occurred, and substantially all of the Partnership's operating income was earned, during the peak heating season from October through March. The record warm temperatures experienced during the Fiscal 2012 heating season and the timing of the acquisition of Heritage Propane impacted the Partnership's Fiscal 2012 retail sales volumes. For comparison, in Fiscal 2011, approximately 65% to 70% of the Partnership's retail sales volume occurred, and substantially all of the Partnership's operating income was earned, in the same period. As a result of this seasonality, sales are typically higher in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For information on national weather statistics, see “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation
The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage propane terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws.
All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58 and/or one or more of various international codes (including international fire, building and fuel gas codes) establish rules and procedures governing the safe handling of propane, or comparable regulations, which have been adopted by all states in which the Partnership operates. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.
With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”), Pipeline and Hazardous Materials Safety Administration. The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT's pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects employees who provide information to their employers or to the federal government as to pipeline safety from adverse employment actions.
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
Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2012, the General Partner had approximately 9,200 employees, including approximately 540 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

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
During Fiscal 2012, AmeriGas Propane purchased over 80% of its propane needs from fifteen suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
Electricity is a major competitor of propane and is currently more expensive than propane for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is comparable in price to propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region into which natural gas distribution systems are expanded. The gradual expansion of the nation's natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.
Our ability to increase revenues is adversely affected by the decline of the retail propane industry.
The retail propane industry has been declining over the past several years, with no or modest growth in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of our ACE and National Accounts programs, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.
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
To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management's attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions, including Heritage Propane, could have an adverse effect on our business, financial condition and results of operations.
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
We may not be able to successfully integrate Heritage Propane's operations with our operations, which could cause our business to suffer.
In order to obtain the anticipated benefits of the acquisition of Heritage Propane, we need to continue to combine and integrate the businesses and operations of Heritage Propane with ours. The combination of two large businesses is a complex and costly process. As a result, we are required to devote significant management attention and resources to integrating the business practices and operations of AmeriGas OLP and Heritage Propane. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of the Partnership and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us.

Our failure to meet the challenges involved in successfully integrating Heritage Propane's operations with our operations or otherwise to realize any of the anticipated benefits of the combination could adversely affect our results of operations. In addition, the overall integration of AmeriGas OLP and Heritage Propane may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships. We expect the difficulties of combining our operations to include, among others:

•	preserving important strategic and customer relationships;

•	maintaining employee morale and retaining key employees;

•	developing and implementing employment polices to facilitate workforce integration;

•	the diversion of management's attention from ongoing business concerns;

•	the integration of multiple information systems;

•	regulatory, legal, taxation and other unanticipated issues in integrating operating and financial systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of AmeriGas OLP and Heritage Propane.
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
We may issue an unlimited number of additional limited partner interests and other equity securities, including senior equity securities, for such consideration and on such terms and conditions as shall be established by our General Partner in its sole discretion, without the approval of any unitholders. We also may issue an unlimited number of partnership interests junior to the Common Units without a unitholder vote. When we issue additional equity securities, a unitholder's proportionate partnership interest will decrease and the amount of cash distributed on each unit and the market price of the Common Units could decrease. Issuance of additional Common Units will also diminish the relative limited voting power of each previously outstanding unit. Please read “Holders of Common Units have limited voting rights, management and control of us” below. The ultimate effect of any such issuance may be to dilute the interests of holders of units in AmeriGas Partners and to make it more difficult for a person or group to remove our General Partner or otherwise change our management.
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

The various agreements governing our and the Operating Partnership's indebtedness and other financing transactions restrict quarterly distributions. These agreements contain various negative and affirmative covenants applicable to us and the Operating Partnership and some of these agreements require us and the Operating Partnership to maintain specified financial ratios. If we or the Operating Partnership violate any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit our and the Operating Partnership's ability to, among other things:

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
Conflicts of interest can arise as a result of the relationships between AmeriGas Partners, on the one hand, and the General Partner and its affiliates, on the other. The directors and officers of the General Partner have fiduciary duties to manage the General Partner in a manner beneficial to the General Partner's sole shareholder, AmeriGas, Inc., a wholly owned subsidiary of UGI Corporation. At the same time, the General Partner has fiduciary duties to manage AmeriGas Partners in a manner beneficial to both it and the unitholders. The duties of our General Partner to AmeriGas Partners and the unitholders, therefore, may come into conflict with the duties of the directors and officers of our General Partner to its sole shareholder, AmeriGas, Inc.

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

•
Under the terms of the Partnership Agreement, our General Partner is not restricted from causing us to pay the General Partner or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of such entities on behalf of AmeriGas Partners. Neither the Partnership Agreement nor any of the other agreements, contracts and arrangements between us, on the one hand, and the General Partner and its affiliates, on the other, are or will be the result of arm's-length negotiations.

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
Our substantial debt and our ability to incur significant additional indebtedness, subject to the restrictions under AmeriGas OLP's bank credit agreement, the outstanding HOLP note agreements and the indentures governing our outstanding notes could adversely affect our ability to make distributions to holders of our common units and could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
Because we issued a significant number of Common Units in connection with the Heritage Acquisition, the holder of such units could attempt to sell a significant number of such units in the future upon the expiration of the applicable holding period, which could have a material adverse effect on the market price of our Common Units.

On January 12, 2012, in connection with the Partnership's acquisition of Heritage Propane, we issued 29,567,362 Common Units to ETP's subsidiary Heritage ETC, L.P. as equity consideration. On the same day, ETP entered into a unitholder agreement with us. The unitholder agreement restricts Heritage ETC, L.P. and any person who becomes a holder of Common Units under the agreement from transferring the Common Units until January 13, 2013. The agreement also provides ETP with registration rights related to the Common Units following such holding period. As a result, upon completion of the holding period, ETP could elect to cause us to register the offer and sale of all Common Units held by them.
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
Various provisions in the Contingent Residual Support Agreement (“CRSA”) that we entered into on January 12, 2012 with ETP and UGI Corporation may delay or prevent a change in control of AmeriGas Partners, which could adversely affect the price of our Common Units. These provisions may also make it more difficult for our unitholders to benefit from transactions, including an actual or threatened change in control of us, even though such a transaction may offer our unitholders the opportunity to sell their Common Units at a price above the prevailing market price. The CRSA provides that, during the five-year period following the effectiveness of the CRSA, UGI Corporation may not cease to control the General Partner without the consent of ETP (such consent not to be unreasonably withheld). Thereafter, until termination of the CRSA, which will occur on the earlier of (a) payment in full of the Supported Debt Principal Amount as defined in the CRSA and (b) payment by ETP of the maximum amount due by ETP under the CRSA, ETP will not have any consent right with respect to a change of control of the General Partner unless such change of control would result in a downgrade of the credit rating of the senior notes issued in connection with the Heritage Propane acquisition. Such provisions may prevent unitholders from realizing potential increases in the price of our Common Units from an actual or threatened change in control.
Our partnership agreement limits our General Partner's fiduciary duties of care to unitholders and restricts remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties.
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
A unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder's allocable share of our taxable income, even if the unitholder receives no cash distributions from us. We cannot guarantee that a unitholder will receive cash distributions equal to the unitholder's allocable share of our taxable income or even the tax liability to the unitholder resulting from that income.
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
In the case of taxpayers subject to the passive loss rules (generally, individuals, closely-held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of the unitholder's entire investment in us in a fully taxable transaction with an unrelated party. A unitholder's share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships.
Tax gain or loss on disposition of Common Units could be different than expected.
A unitholder who sells Common Units will recognize the gain or loss equal to the difference between the amount realized, including the unitholder's share of our nonrecourse liabilities, and the unitholder's adjusted tax basis in the Common Units. Prior distributions in excess of cumulative net taxable income allocated for a Common Unit which decreased a unitholder's tax basis in that unit will, in effect, become taxable income if the Common Unit is sold at a price greater than the unitholder's tax basis in that Common Unit, even if the price is less than the unit's original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income. Furthermore, should the IRS successfully contest some conventions used by us, a unitholder could recognize more gain on the sale of Common Units than would be the case under those conventions, without the benefit of decreased income in prior years.
The reporting of partnership tax information is complicated and subject to audits.
We will furnish each unitholder with a Schedule K-1 that sets forth the unitholder's share of our income, gains, losses and deductions. In preparing these schedules, we will use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, our tax return may be audited, which could result in an audit of a unitholder's individual tax return and increased liabilities for taxes because of adjustments resulting from the audit. The rights of a unitholder owning less than a 1% profits interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns will lead to adjustments in the unitholders' tax returns and may lead to audits of unitholders' tax returns and adjustments of items unrelated to us. Each unitholder would bear the cost of any expenses incurred in connection with an examination of the unitholder's personal tax return.
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
We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief program whereby a publicly traded partnership that technically terminates may be allowed to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years. In connection with the Heritage Acquisition, we issued 29,567,362 of our Common Units to Heritage ETC L.P., a Delaware limited partnership, as partial consideration for the contribution by Heritage ETC, L.P. to us of all the equity interests of Heritage Propane. ETP directly and indirectly owns 100% of the equity interests in Heritage ETC L.P. If ETP transfers our Common Units it beneficially received in the Heritage Acquisition to its owners, otherwise transfers such Common Units, or engages in certain other transactions with respect to such Common Units, these transactions may be treated for tax purposes as a sale or exchange of our Common Units. If there is a sale or exchange of our Common Units by any other unitholders within 12 months of such a transaction that would result in a sale or exchange of 50% or more of our Common Units in the aggregate, the we may be considered to have technically terminated for federal income tax purposes with the attendant consequences described above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

As of September 30, 2012, the Partnership owned approximately 90% of its more than 900 district offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2012, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
2,200	Trailers	91%	9%
400	Tractors	38%	62%
350	Railroad tank cars	4%	96%
4,600	Bobtail trucks	65%	35%
300	Rack trucks	29%	71%
4,800	Service and delivery trucks	80%	20%

Other assets owned at September 30, 2012 included approximately 1.5 million stationary storage tanks with typical capacities of more than 120 gallons and approximately 4.6 million portable propane cylinders with typical capacities of 1 to 120 gallons.

ITEM 3.	LEGAL PROCEEDINGS
With the exception of the matters set forth in Note 12 to Consolidated Financial Statements included in Item 8 of this Report, no material legal proceedings are pending involving the Partnership, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Partnership's business.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Range		Cash
2012 Fiscal Year	High	Low	Distribution
Fourth Quarter	$45.04	$39.22	$0.800
Third Quarter	40.89	37.00	$0.800
Second Quarter	46.46	39.60	$0.7625
First Quarter	46.47	41.69	$0.740

	Price Range		Cash
2011 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.03	$36.76	$0.740
Third Quarter	48.49	42.00	$0.740
Second Quarter	51.50	43.56	$0.705
First Quarter	49.29	44.55	$0.705

As of November 15, 2012, there were 950 record holders of the Partnership's Common Units.

The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. (the “Partnership Agreement”). Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Reserves may be maintained to provide for (i) the proper conduct of the Partnership's business, (ii) distributions during the next four fiscal quarters and (iii) compliance with applicable law or any debt instrument or other agreement or obligation to which the Partnership is a party or its assets are subject. The information concerning restrictions on distributions required by Item 5 of this Report is incorporated herein by reference to Notes 5 and 6 to Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Thousands of dollars, except per unit amounts)	2012 (a)	2011	2010	2009	2008
FOR THE PERIOD:
Income statement data:
Revenues	$2,921,616	$2,537,959	$2,320,342	$2,260,095	$2,815,189
Net income	$12,671	$140,924	$167,494	$227,610	$160,306
Less: net income attributable to noncontrolling interests	(1,646)	(2,401)	(2,281)	(2,967)	(2,287)
Net income attributable to AmeriGas Partners, L.P.	$11,025	$138,523	$165,213	$224,643	$158,019
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$(2,094)	$132,101	$160,522	$217,906	$155,741
(Loss) income per limited partner unit — basic and diluted (b)	$(0.11)	$2.30	$2.80	$3.59	$2.70
Cash distributions declared per limited partner unit	$3.10	$2.89	$2.75	$2.79	$2.50

AT PERIOD END:
Balance sheet data:
Current assets	$523,368	$393,819	$325,858	$316,507	$425,096
Total assets	$4,517,331	$1,795,735	$1,696,219	$1,657,564	$1,725,073
Current liabilities (excluding debt)	$590,239	$350,829	$349,139	$338,380	$461,095
Total debt	$2,377,969	$1,029,022	$882,402	$865,644	$933,390
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	$1,429,108	$338,656	$380,848	$364,459	$247,375
Noncontrolling interests	39,452	12,823	12,038	11,866	10,723
Total partners’ capital	$1,468,560	$351,479	$392,886	$376,325	$258,098

OTHER DATA:
Capital expenditures (including capital leases)	$103,140	$77,228	$83,170	$78,739	$62,756
Retail propane gallons sold (millions)	1,017.5	874.2	893.4	928.2	993.2
Degree days — % (warmer) than normal (c)	(18.6)%	(1.0)%	(2.3)%	(3.1)%	(3.0)%

(a)	Reflects the Heritage Propane operations since January 12, 2012, and the impact of subsequent transition and integration activities.

(b)	Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships.

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
Executive Overview

Our results in Fiscal 2012 were significantly affected by two major events. First, during Fiscal 2012 the Partnership experienced record-setting warm heating-season weather. The quarter ended March 31, 2012, which is the peak quarter for heating-related sales, was the warmest on record in the continental United States at nearly 22% warmer than normal. Although our service territory's national footprint typically tempers the effects of regional warm weather patterns, in Fiscal 2012 the persistent warm weather affected virtually all regions of the United States. Second, our results for Fiscal 2012 were significantly affected by the acquisition of Heritage Propane. On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP that operate ETP's propane distribution business for total consideration of approximately $2.6 billion comprising approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units having a fair value of approximately $1.1 billion (the "Heritage Acquisition"). We financed the cash portion of the Heritage Acquisition through the issuance of $1.55 billion of AmeriGas Partners Senior Notes. Results for Fiscal 2012 reflect Heritage Propane from January 12, 2012. Fiscal 2012 results also include $46.2 million of acquisition and transition costs associated with the Heritage Acquisition.

Net income attributable to AmeriGas Partners for Fiscal 2012 was $11.0 million compared with net income attributable to AmeriGas Partners for Fiscal 2011 of $138.5 million. Net income attributable to AmeriGas Partners for Fiscal 2012 and Fiscal 2011 includes pre-tax losses of $13.3 million and $38.1 million, respectively, associated with extinguishments of debt. As previously mentioned, Fiscal 2012 was significantly affected by record-setting warm heating-season weather. Temperatures based upon heating-degree days were approximately 18.6% warmer than normal and 18.3% warmer than Fiscal 2011. The heating season came to an early end in Fiscal 2012 as temperatures in March averaged more than 38% warmer than normal. Retail propane gallons sold were higher than in the prior-year period reflecting the acquisition of Heritage Propane. However, the incremental volume effects from Heritage Propane were offset in part by the impact of the significantly warmer weather on volumes from our legacy operations.
Looking ahead, our results in Fiscal 2013 will be influenced by a number of factors including, among others, temperatures in our service territories during the peak heating-season, our ongoing integration activities associated with Heritage Propane, the level and volatility of commodity prices for propane, the strength of the economic recovery and customer conservation.

Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2012 with Fiscal 2011 and (2) Fiscal 2011 with the year ended September 30, 2010 (“Fiscal 2010”).
Fiscal 2012 Compared with Fiscal 2011

			Increase
(Dollars in millions)	2012	2011	(Decrease)

Gallons sold (millions):
Retail	1,017.5	874.2	143.3	16.4%
Wholesale	105.6	124.8	(19.2)	(15.4)%
	1,123.1	999.0	124.1	12.4%
Revenues:
Retail propane	$2,536.3	$2,173.5	$362.8	16.7%
Wholesale propane	141.3	187.0	(45.7)	(24.4)%
Other	244.0	177.5	66.5	37.5%
	$2,921.6	$2,538.0	$383.6	15.1%
Total margin (a)	$1,201.9	$932.7	$269.2	28.9%
EBITDA (b)	$324.7	$297.1	$27.6	9.3%
Operating income	$170.6	$242.9	$(72.3)	(29.8)%
Net income attributable to AmeriGas Partners	$11.0	$138.5	$(127.5)	(92.1)%
Heating degree days — % (warmer) than normal (c)	(18.6)%	(1.0)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership's operating performance with that of other companies within the propane industry and (2) assess the Partnership's ability to meet loan covenants. The Partnership's definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership's profitability because its parent, UGI Corporation, uses the Partnership's EBITDA to assess the profitability of the Partnership which is one of UGI Corporation's industry segments. UGI Corporation discloses the Partnership's EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment. EBITDA for Fiscal 2012 and Fiscal 2011 includes net pre-tax losses of $13.3 million and $38.1 million, respectively, associated with extinguishments of debt. EBITDA for Fiscal 2012 includes acquisition and transition expenses of $46.2 million associated with Heritage Propane.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Fiscal
	2012	2011
Net income attributable to AmeriGas Partners	$11.0	$138.5
Income tax expense	2.0	0.4
Interest expense	142.6	63.5
Depreciation	134.2	83.0
Amortization	34.9	11.7
EBITDA	$324.7	$297.1

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

Based upon heating degree-day data, temperatures in the Partnership's service territories during Fiscal 2012 averaged 18.6% warmer than normal and 18.3% warmer than Fiscal 2011. The winter heating season also came to an early end with temperatures in the month of March averaging 38% warmer than normal. Notwithstanding the record warm weather's impact on our legacy AmeriGas Propane volumes, retail propane gallons sold were 143.3 million gallons greater than in the prior year reflecting the impact of Heritage Propane.

Retail propane revenues increased $362.8 million during Fiscal 2012 primarily reflecting higher retail volumes sold. The higher retail volumes sold reflects incremental gallons sold associated with Heritage Propane partially offset by the effects of weather-reduced volumes in AmeriGas Propane's legacy operations. Wholesale propane revenues decreased $45.7 million principally reflecting lower wholesale volumes sold ($28.8 million) and lower average wholesale propane selling prices ($16.9 million). Average daily wholesale propane commodity prices during Fiscal 2012 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 20% lower than such prices during Fiscal 2011. Total revenues from fee income and other ancillary sales and services in Fiscal 2012 were $66.5 million higher than Fiscal 2011 reflecting such revenues from Heritage Propane. Total cost of sales increased $114.4 million principally reflecting incremental cost of sales from Heritage Propane offset in part by both the previously mentioned lower retail and wholesale volumes sold by our legacy operations and the lower average propane commodity prices.

Total margin increased $269.2 million in Fiscal 2012 reflecting higher total propane margin ($220.7 million) and higher total margin from ancillary sales and services ($48.5 million). The increases principally reflect incremental margin from Heritage Propane partially offset by lower total propane margin from our legacy operations resulting from the significantly warmer weather.

EBITDA (which includes the losses on extinguishments of debt) in Fiscal 2012 increased $27.6 million principally reflecting the higher total margin ($269.2 million) and a $24.8 million lower loss from extinguishments of debt partially offset by higher operating and administrative expenses ($268.1 million) primarily attributable to Heritage Propane. Fiscal 2012 operating expenses include $46.2 million of acquisition and transition expenses associated with Heritage Propane. Operating income (which excludes the losses on extinguishments of debt) decreased $72.3 million in Fiscal 2012 principally reflecting the higher total margin ($269.2 million) more than offset by the increased operating and administrative costs ($268.1 million) and greater depreciation and amortization expense ($74.4 million) principally associated with Heritage Propane. Interest expense was $79.1 million higher in Fiscal 2012 principally reflecting interest on long-term debt used to fund the Heritage Propane Acquisition.

Fiscal 2011 Compared with Fiscal 2010

			Increase
(Dollars in millions)	2011	2010	(Decrease)
Gallons sold (millions):
Retail	874.2	893.4	(19.2)	(2.1)%
Wholesale	124.8	129.2	(4.4)	(3.4)%
	999.0	1,022.6	(23.6)	(2.3)%
Revenues:
Retail propane	$2,173.5	$1,996.2	$177.3	8.9%
Wholesale propane	187.0	162.6	24.4	15.0%
Other	177.5	161.5	16.0	9.9%
	$2,538.0	$2,320.3	$217.7	9.4%
Total margin (a)	$932.7	$925.3	$7.4	0.8%
EBITDA (b)	$297.1	$321.0	$(23.9)	(7.4)%
Operating income	$242.9	$235.9	$7.0	3.0%
Net income attributable to AmeriGas Partners	$138.5	$165.2	$(26.7)	(16.2)%
Heating degree days — % (warmer) than normal (c)	(1.0)%	(2.3)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
EBITDA should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA in Fiscal 2011 includes pre-tax losses of $38.1 million associated with extinguishments of debt. EBITDA in Fiscal 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges and a pre-tax loss of $7 million associated with increased litigation reserves.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Fiscal
	2011	2010
Net income attributable to AmeriGas Partners	$138.5	$165.2
Income tax expense	0.4	3.3
Interest expense	63.5	65.1
Depreciation	83.0	79.7
Amortization	11.7	7.7
EBITDA	$297.1	$321.0

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

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

Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2012, totaled $2,378.0 million (including current maturities of long-term debt of $30.7 million and bank loans of $49.9 million). The Partnership’s debt outstanding at September 30, 2011 totaled $1,029.0 million (including current maturities of long-term debt of $4.7 million and bank loans of $95.5 million). Total long-term debt outstanding at September 30, 2012, including current maturities, comprises $2,250.8 million of AmeriGas Partners' Senior Notes, $55.6 million of HOLP Senior Notes and $21.6 million of other long-term debt.

In order to finance the cash portion of the acquisition of Heritage Propane, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”) issued $550 million principal amount of 6.75% Notes due May 2020 and $1 billion principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The 6.75% Notes and the 7.00% Notes and the guarantees rank equal in right of payment with all of AmeriGas Partners' existing Senior Notes. In connection with the Heritage Acquisition, AmeriGas Partners, AmeriGas Finance Corp., AmeriGas Finance LLC and UGI entered into a Contingent Residual Support Agreement ("CRSA") with ETP pursuant to which ETP will provide contingent, residual support of $1.5 billion of debt ("Supported Debt" as defined in the CRSA).

On March 28, 2012, AmeriGas Partners announced that holders of approximately $383.5 million in aggregate principal amount of outstanding 6.50% Senior Notes due May 2021 (the “6.50% Notes”), representing approximately 82% of the total $470 million principal amount outstanding, had validly tendered their notes in connection with the Partnership's March 14, 2012, offer to purchase for cash up to $200 million of the 6.50% Notes. Tendered 6.50% Notes in the amount of $200 million were redeemed on March 28, 2012, at an effective price of 105%. During June 2012, AmeriGas Partners repurchased $19.2 million aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net loss on extinguishment of debt of $13.3 million associated with these transactions.

On March 21, 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of the public offering totaling $276.6 million and the associated capital contributions from the General Partner totaling $2.8 million were used to redeem the previously mentioned $200 million of the 6.50% Notes, to reduce Partnership bank loan borrowings and for general corporate purposes.

AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At September 30, 2012, AmeriGas OLP had a $525 million unsecured credit agreement (“2011 Credit Agreement”). Concurrently with the acquisition of Heritage Propane, on January 12, 2012, the 2011 Credit Agreement was amended to, among other things, increase the total amount available to $525 million from $325 million previously, extend its expiration date to October 2016, and amend certain financial covenants for a limited time period as a result of the acquisition of Heritage Propane. In April 2012, the Credit Agreement was further amended to provide the Partnership greater flexibility in its financial leverage ratio.
At September 30, 2012 and 2011, there were $49.9 million and $95.5 million of borrowings outstanding under the 2011 Credit Agreement, respectively. The average interest rates on the 2011 Credit Agreement borrowings at September 30, 2012 and 2011, were 2.72% and 2.29%, respectively. Borrowings under the 2011 Credit Agreement are classified as bank loans on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the 2011 Credit Agreement, which reduce the amounts available for borrowings, totaled $47.9 million and $35.7 million at September 30, 2012 and 2011, respectively. The average daily and peak bank loan borrowings outstanding under the 2011 Credit Agreement during Fiscal 2012 were $95.3 million and $239.5 million, respectively. The average daily and peak bank loan borrowings outstanding under credit agreements during Fiscal 2011 were $151.1 million and $235 million, respectively. At September 30, 2012, the Partnership’s available borrowing capacity under the 2011 Credit Agreement was $427.2 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the 2011 Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013. For a more detailed discussion of the 2011 Credit Agreement, see Note 6 to Consolidated Financial Statements.
Partnership Distributions
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash as defined in the Fourth Amended and Restated Agreement of Limited Partnership, as amended, (the “Partnership Agreement”) for such quarter. Available Cash generally means:
1.cash on hand at the end of such quarter,
2.plus all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter,
3.less the amount of cash reserves established by the General Partner in its reasonable discretion.
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were as follows:

	Fiscal
	2012	2011	2010
1st Quarter	$0.7400	$0.705	$0.670
2nd Quarter	0.7625	0.705	0.670
3rd Quarter	0.8000	0.740	0.705
4th Quarter	0.8000	0.740	0.705

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $19.7 million in Fiscal 2012, $9.0 million in Fiscal 2011 and $6.9 million in Fiscal 2010. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2012, Fiscal 2011 and Fiscal 2010 of $13.0 million, $5.0 million and $3.0 million, respectively.
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
Cash flow from operating activities was $344.4 million in Fiscal 2012, $188.9 million in Fiscal 2011 and $218.8 million in Fiscal 2010. Cash flow from operating activities before changes in operating working capital was $211.3 million in Fiscal 2012, $283.7 million in Fiscal 2011 and $269.5 million in Fiscal 2010. Cash provided by (used to) fund changes in operating working capital totaled $133.2 million in Fiscal 2012, $(94.9) million in Fiscal 2011 and $(50.7) million in Fiscal 2010. Cash flow from changes in operating working capital primarily reflects the impact of changes in propane product costs on cash receipts from customers and cash paid for propane as reflected in changes in accounts receivable, inventories and accounts payable. The greater cash provided by changes in working capital in Fiscal 2012 largely reflects the timing of the acquisition of Heritage Propane on cash receipts from Heritage Propane customers and the effects of lower volumes sold on changes in accounts receivable from our legacy operations.
Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $1,520.1 million in Fiscal 2012, $106.1 million in Fiscal 2011 and $114.9 million in Fiscal 2010. The significantly higher Fiscal 2012 cash flow used in Fiscal 2012 reflects the acquisition of Heritage Propane. We spent $103.1 million for property, plant and equipment (comprising $45.0 million of maintenance capital expenditures, $17.6 million of capital expenditures associated with Heritage Propane integration activities and $40.5 million of growth capital expenditures) in Fiscal 2012; $77.2 million for property, plant and equipment (comprising $38.2 million of maintenance capital expenditures and $39.0 million of growth capital expenditures) in Fiscal 2011; and $83.2 million for property, plant and equipment (comprising $41.1 million of maintenance capital expenditures and $42.1 million of growth capital expenditures) in Fiscal 2010.
Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, borrowings under credit agreements, and issuances of AmeriGas Partners Common Units. Cash flow provided (used) by financing activities was $1,227.1 million in Fiscal 2012, $(81.8) million in Fiscal 2011 and $(155.4) million in Fiscal 2010. The greater distributions in Fiscal 2012 reflects a greater number of Common Units outstanding, due to the acquisition of Heritage Propane and the public Common Unit offering, and higher quarterly per-unit distribution rates in Fiscal 2012. In order to finance the cash portion of the acquisition of Heritage Propane, on January 12, 2012, AmeriGas Partners issued $550 million principal amount of the 6.75% Notes due 2020 and $1.0 billion principal amount of 7.00% Notes due 2022. During March 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering and used a portion of the net proceeds to repay $200 million of outstanding 6.50% Senior Notes due 2021, to reduce bank loan borrowings and for general corporate purposes. During June 2012, AmeriGas Partners repurchased an additional $19.2 million of its 7.00% Notes.
During Fiscal 2011, AmeriGas Partners redeemed $415 million principal amount of 7.25% AmeriGas Partners Senior Notes due 2015 and $14.6 million principal amount of its 8.875% Senior Notes due 2011 with proceeds from the issuance of $470 million principal amount of 6.50% AmeriGas Partners Senior Notes due 2021. Also during Fiscal 2011, AmeriGas Partners redeemed $350 million principal amount of its 7 1/8% Senior Notes due 2016 with proceeds from the issuance of $450 million principal amount of its 6.25% Senior Notes due 2019. A portion of the proceeds from the issuances of the senior Notes were also used to reduce AmeriGas OLP bank loan borrowings. Repayments of AmeriGas Partners debt includes $30.6 million of transaction fees and expenses associated with these extinguishments in Fiscal 2011.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2012, Fiscal 2011 and Fiscal 2010. We also provide amounts we expect to spend in Fiscal 2013. We expect to finance Fiscal 2013 capital expenditures principally from cash generated by operations and borrowings under our 2011 Credit Agreement.

Year Ended September 30,	2013	2012	2011	2010
(millions of dollars)	(estimate)
Property, plant and equipment (a)	$130.0	$103.1	$77.2	$83.2
(a) Estimated Fiscal 2013 capital expenditures include $20.0 million related to Heritage Propane integration activities. Fiscal 2012 capital expenditures include $17.6 million of transition capital expenditures relating to Heritage Propane integration activities.

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2012 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt, lease obligations, capital expenditures and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2012:

	Payments Due by Period
(millions of dollars)	Total	Fiscal 2013	Fiscal 2014 - 2015	Fiscal 2016 - 2017	Fiscal 2018 and thereafter
Long-term debt (a)	$2,323.7	$30.0	$19.7	$11.1	$2,262.9
Interest on long-term fixed-rate debt (b)	1,351.8	155.4	307.5	305.8	583.1
Operating leases	291.0	64.3	92.6	57.9	76.2
Propane supply contracts	319.3	141.4	174.7	3.2	—
Other purchase obligations (c)	29.0	29.0	—	—	—
Total	$4,314.8	$420.1	$594.5	$378.0	$2,922.2

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Includes material capital expenditure obligations.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2012, principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2012, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $14 million.
Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $374.9 million in Fiscal 2012, $363.4 million in Fiscal 2011, and $350.2 million in Fiscal 2010, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $10.1 million in Fiscal 2012, $10.8 million in Fiscal 2011 and $10.8 million in Fiscal 2010. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3.8 million in Fiscal 2012, $3.2 million in Fiscal 2011 and $2.3 million in Fiscal 2010.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $0.4 million, $4.1 million and $39.8 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Fiscal 2010 propane purchases also reflect purchases made from a former subsidiary of Energy Services under a propane sales agreement.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material in Fiscal 2012, Fiscal 2011 or Fiscal 2010.
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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2012 and 2011, were losses of $40.5 million and $6.4 million, respectively. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair values of $20.7 million and $19.6 million, respectively.
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
Our variable-rate debt includes borrowings under the 2011 Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. At September 30, 2012, there were $49.9 million of borrowings outstanding under the 2011 Credit Agreement. Based upon the average level of borrowings outstanding under the 2011 Credit Agreement during Fiscal 2012, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by approximately $1.0 million.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $122.1 million and $62.9 million at September 30, 2012 and 2011, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $93.6 million and $49.3 million at September 30, 2012 and 2011, respectively.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we may enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at September 30, 2012 or 2011.
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

Critical Accounting Policies and Estimates
Accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management's most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the General Partner's Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee. Also, see Note 2 to Consolidated Financial Statements which discusses the significant accounting policies that we have selected from acceptable alternatives.
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
Depreciation and Amortization of Long-Lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2012, our net property, plant and equipment totaled $1,499.2 million and we recorded depreciation expense of $134.2 million during Fiscal 2012. As of September 30, 2012, our net intangible assets subject to amortization totaled $444.9 million and we recorded amortization expense on intangible assets subject to amortization of $30.6 million during Fiscal 2012.
Purchase Price Allocations. From time to time, we enter into material business combinations. In accordance with accounting guidance associated with business combinations, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. Estimates most commonly impact property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

“Quantitative and Qualitative Disclosures About Market Risk” are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk Disclosures” and are incorporated herein by reference.

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

(a)
The General Partner's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures, as of the end of the period covered by this Report, were effective at the reasonable assurance level.

(b)	For “Management's Annual Report on Internal Control Over Financial Reporting” see Item 8 of this Report (which information is incorporated herein by reference).

(c)
During the most recent fiscal quarter, other than changes resulting from the acquisition of Heritage Propane discussed below, no change in the Partnership's internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

On January 12, 2012, AmeriGas Partners acquired Heritage Propane. The Partnership is currently in the process of integrating Heritage Propane's operations, processes and internal controls. See Note 4 to Consolidated Financial Statements for additional information on the acquisition of Heritage Propane.

ITEM 9B.	OTHER INFORMATION
None.

PART III:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We do not directly employ any persons responsible for managing or operating the Partnership. The General Partner and UGI provide such services and are reimbursed for direct and indirect costs and expenses including all compensation and benefit costs. See “Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” and Note 13 to Consolidated Financial Statements.
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
The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Audit Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

•	oversee the accounting and financial reporting processes and audits of the financial statements of the Partnership;

•	monitor the independence of the Partnership's independent registered public accounting firm and the performance of the independent registered public accountants and internal audit staff;

•	oversee the adequacy of the Partnership's controls relative to financial and business risk;

•	provide a means for open communication among the independent registered public accountants, management, internal audit staff and the Board of Directors; and

•	oversee compliance with applicable legal and regulatory requirements.
The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the Partnership's independent registered public accounting firm. A copy of the current charter of the Audit Committee is posted on the Partnership's website, www.amerigas.com; see “Investor Relations - Corporate Governance.”
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
The Compensation/Pension Committee members are Messrs. Schlanger (Chairman) and Marrazzo and Dr. Ban. The Committee establishes executive compensation policies and programs, confirms that executive compensation plans do not encourage unnecessary risk-taking; recommends to the independent members of the Board of Directors base salary, annual bonus target levels and long-term compensation awards for executives, approves corporate goals and objectives relating to the Chief Executive Officer's compensation, assists the Board in establishing a succession plan for the Chief Executive Officer, and reviews the General Partner's plans for senior management succession and management development. Each member of the Compensation/Pension Committee is independent as defined by the New York Stock Exchange listing standards.
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
When considering whether the Board's Directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to satisfy the oversight responsibilities of the Board, the Corporate Governance Committee and the Board considered primarily the information about the backgrounds and experiences of the Directors contained under the section of this Report entitled “Directors, Executive Officers and Corporate Governance - Directors and Executive Officers of the General Partner.” In particular, with regard to Mr. Greenberg, the Board considered his executive leadership and vision demonstrated in leading the Partnership's successful growth for more than 17 years, and his extensive industry knowledge and experience. With regard to Mr. Sheridan, the Board considered his senior management experience with the General Partner and another global company. With regard to Mr. Walsh, the Board considered his experience serving as Vice Chairman of the General Partner, his senior management experience with UGI Corporation and another global public company, and his broad industry knowledge and insight. With regard to Dr. Ban, the Board considered his extensive energy industry and emerging energy technologies knowledge and experience, including his experience as Chief Executive Officer of the Gas Research Institute, and his public company directorship and committee experience. With regard to Mr. Marrazzo, the Board considered his extensive experience as Chief Executive Officer of both non-profit and public companies, his city government leadership experience, and his public and private company directorship and committee experience. With regard to Mr. Pratt, the Board considered his extensive executive and financial management experience, his knowledge of the information technology field, and his public and private company directorship and committee experience. With regard to Mr. Schlanger, the Board considered his senior management experience as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Arco Chemical Company, a large public company, and his experience serving as chairman, director and committee member of the boards of directors of large public and private international companies, including his experience serving on boards of directors of public companies as a result of being nominated by a major shareholder. With regard to Mr. Stoeckel, the Board considered his management experience as Chief Executive Officer of a large private company sharing similarities with the Partnership, such as a similar workforce and a large number of geographically dispersed retail locations, and his private company directorship experience. With regard to Mr. Turner, the Board considered Mr. Turner's service on other boards of directors of public companies, including energy companies.
The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics

is included as an exhibit to this Report and is posted on the Partnership's website, www.amerigas.com; see “Investor Relations - Corporate Governance.” Copies of all corporate governance documents posted on the Partnership's website are available free of charge by writing to Hugh J. Gallagher, Treasurer, AmeriGas Propane, Inc., P. O. Box 965, Valley Forge, PA 19482.
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

Name	Age	Position with the General Partner
Lon R. Greenberg	62	Chairman and Director
Jerry E. Sheridan	47	President, Chief Executive Officer and Director
John L. Walsh	57	Vice Chairman and Director
Stephen D. Ban	71	Director
William J. Marrazzo	63	Director
Gregory A. Pratt	63	Director
Marvin O. Schlanger	64	Director
Howard B. Stoeckel	66	Director
K. Richard Turner	54	Director
John S. Iannarelli	48	Vice President - Finance and Chief Financial Officer
R. Paul Grady	58	Vice President and Chief Operating Officer
William D. Katz	59	Vice President - Human Resources
David L. Lugar	55	Vice President - Supply and Logistics
Andrew J. Peyton	44	Vice President - Corporate Development
Kathy L. Prigmore	49	Vice President - Operations Support and Customer Advocacy
Kevin Rumbelow	52	Vice President - Supply Chain
Steven A. Samuel	51	Vice President - Law and General Counsel
William J. Stanczak	57	Controller and Chief Accounting Officer

Mr. Greenberg is a director (since 1994) and Chairman of the Board of Directors of the General Partner. He previously served as President and Chief Executive Officer of the General Partner (1996 to 2000) and Vice Chairman (1995 to 1996). He is also a director (since 1994), Chairman (since 1996) and Chief Executive Officer (since 1995) of UGI Corporation, having previously been President (1994 to 2005) and Senior Vice President - Legal and Corporate Development of UGI (1989 to 1994). Mr. Greenberg previously served as Vice President and General Counsel of AmeriGas, Inc. (1984 to 1994). He also serves as a director of UGI Utilities, Inc., Aqua America, Inc. and Ameriprise Financial, Inc. As previously announced, Mr. Greenberg will retire from his position as Chief Executive Officer of UGI Corporation in the spring of 2013 and will serve as Non-Executive Chairman of the Board of Directors of the General Partner and UGI Corporation following his retirement.
Mr. Sheridan is President, Chief Executive Officer and a Director of the General Partner (since March 2012). Previously, he served as Vice President - Operations and Chief Operating Officer of the General Partner (2011 to 2012) and as Vice President - Finance and Chief Financial Officer (2005 to 2011). Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation, a global producer of inorganic specialty chemicals. Mr. Sheridan also serves on the Management Board of the Engineered Materials Division of JM Huber, a privately held company (since 2012).
Mr. Walsh is a director and Vice Chairman of the General Partner (since 2005). He also serves as a director and President and Chief Operating Officer of UGI Corporation (since 2005). In addition, Mr. Walsh is a director and Vice Chairman of UGI Utilities, Inc. (since  2005). He served as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President-Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions,

North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). As previously announced, Mr. Walsh will be named President and Chief Executive Officer of UGI Corporation upon Mr. Greenberg's retirement in the spring of 2013.
Dr. Ban was elected a director of the General Partner on February 22, 2006. He is currently working as a consultant to private industry. Dr. Ban retired as Director of the Technology Transfer Division of the Argonne National Laboratory (a science-based Department of Energy laboratory dedicated to advancing the frontiers of science in energy, environment, biosciences and materials) in 2010, having served in such role in 2001. He previously served as President and Chief Executive Officer of the Gas Research Institute (gas industry research and development funded by distributors, transporters, and producers of natural gas) (1987 to 1999). He also served as Executive Vice President. Prior to joining Gas Research Institute in 1981, he was Vice President, Research and Development and Quality Control of Bituminous Materials, Inc. Dr. Ban also serves as a Director of UGI Corporation, UGI Utilities, Inc. and Energen Corporation.
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
Mr. Pratt was elected a director of the General Partner on May 24, 2005. He is Chairman of the Board of Carpenter Technology Corporation, a manufacturer and distributor of stainless steel and specialty alloys (since 2009). Mr. Pratt is a 2011 National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Pratt previously served as interim Chief Executive Officer and President of Carpenter Technology Corporation (2009 to 2010). He is the former Vice Chairman and a director of OAO Technology Solutions, Inc. (OAOT), an information technology professional services company (2002 to 2010). He joined OAOT in 1998 as President and Chief Executive Officer after OAOT acquired Enterprise Technology Group, Inc., a software engineering firm founded by Mr. Pratt. Mr. Pratt also serves as President and a director of the Capital Area Chapter of the National Association of Corporate Directors, a non-profit organization. He previously served as a director, President and Chief Operating Officer of Intelligent Electronics, Inc. (1991 to 1996), and was co-founder, and served as Chief Financial Officer of Atari Corp. and President of Atari (US) Corp. (1984 to 1991).
Mr. Schlanger was elected a director of the General Partner on January 26, 2009. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, LLC (a management services and capital firm for chemical and allied industries) (since 1998). Mr. Schlanger also serves as Chief Executive Officer (since October 2012) and Chairman of the Board (since 2009) of CEVA Group, Plc (an international logistics supplier) and as Chairman of the Supervisory Board of LyondellBasell Industries NV (since 2010). He was previously Chairman, Chief Executive Officer and President of Resolution Performance Products, LLC (a manufacturer of specialty and intermediate chemicals) (2000 to 2005), Chairman of Covalence Specialty Materials Corp. (2006 to 2007), Chairman of Resolution Specialty Materials, LLC (2004 to 2005) and Vice Chairman of Hexion Specialty Materials, LLC (2005 to 2010). Mr. Schlanger also serves as a Director of UGI Utilities, Inc., AmeriGas Propane, Inc., Taminco Global Chemical Holdings, LLP and Momentive Specialty Chemicals Holdings, LLC.
Mr. Stoeckel was elected a director of the General Partner on September 30, 2006. Mr. Stoeckel is Chief Executive Officer of Wawa, Inc. and also serves as Vice Chairman of the Board of Directors of Wawa, Inc. Wawa, Inc. is a multi-state retailer of food products and gasoline. He joined Wawa, Inc. in 1987 as Vice President - Human Resources and was promoted to various positions, including Chief Operating Officer, Executive Vice President, Chief Retail Officer, and Vice President - Marketing. He also serves as a trustee for Rider University.
Mr. Turner became a director of AmeriGas Propane, Inc. on March 21, 2012. Mr. Turner retired in 2011 as a private equity principal of the Stephens Group, LLC (a private, family-owned investment firm) (1990 to 2011). He currently serves as a board member for the general partner of Energy Transfer Equity, L.P. (since 2002), North American Energy Partners Inc. (since 2003) and several private companies. He also has served on the Board of Directors of the general partner of Energy Transfer Partners, L.P. (“ETP”) (2004 to 2011). ETP designated Mr. Turner as its nominee to serve on the Board of Directors of the General Partner pursuant to its rights under the Contingent Residual Support Agreement by and among the Partnership, AmeriGas Finance LLC, AmeriGas Finance Corp., UGI Corporation and ETP dated as of January 12, 2012.
Mr. Grady is Vice President and Chief Operating Officer of AmeriGas Propane, Inc. (since March 2012), having served as Vice President - Operations of AmeriGas Propane, Inc. (January 2012 to March 2012). Previously, he served as President (July 2011 to January 2012) and Senior Vice President and Chief Operating Officer (2006 to 2011) of Heritage Operating, L.P. Mr. Grady served as Senior Vice President and Chief Operating Officer (2000 to 2003), Senior Vice President - Operations (1999 to 2000) and Vice President - Sales and Operations (1995 to 1999) of AmeriGas Propane, Inc. Mr. Grady previously served as Director of Corporate Development of UGI Corporation (1990 to 1995).

Mr. Iannarelli is Vice President - Finance and Chief Financial Officer of the General Partner (since May 2011). He previously served as Vice President - Field Operations (2010 to 2011), Vice President - Midwest Operations (2009 to 2010) and Vice President - Business Reengineering (2006 to 2009). Prior to 2006, he held various positions of increasing responsibility with the General Partner, including Region Vice President West (2004 to 2006), Director of Region Operations (2001 to 2004), and Director of Corporate Development (2000 to 2001). He joined the General Partner in December 1987.
Mr. Katz is Vice President - Human Resources of the General Partner (since 1999), having served as Vice President - Corporate Development (1996 to 1999). Previously, he was Vice President - Corporate Development of UGI Corporation (1995 to 1996). Prior to joining UGI Corporation, Mr. Katz was Director of Corporate Development with Campbell Soup Company for over five years. He also practiced law for approximately 10 years, first with the firm of Jones, Day, Reavis & Pogue, and later in the Legal Department at Campbell Soup Company. As previously announced, Mr. Katz is planning to retire in the spring of 2013.
Mr. Lugar is Vice President - Supply and Logistics of the General Partner (since 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in various positions of increasing responsibility in propane marketing, operations, and supply.
Ms. Prigmore is Vice President - Operations Support and Customer Advocacy of the General Partner (since March 2012). She previously served as General Manager of the Northeast Region (2006 to 2008 and 2010 to March 2012) and as a member of the team leading the development and roll-out of AmeriGas Propane, Inc.'s proprietary revenue system (2008 to 2010). Prior to 2006, Ms. Prigmore held various positions of increasing responsibility with AmeriGas Propane, Inc., including Vice President and General Manager of the former Mountain Central Region and Group Director, Process Improvement and Training since joining AmeriGas Propane, Inc. in 1983.
Mr. Peyton is Vice President - Corporate Development (since August 2012). Previously, he served as Vice President - Sales and Marketing (2010 to 2012), as General Manager, Southern Region and Northeast Region (2009 to 2010) and as General Manager, Southern Region (2006 to 2009). Prior to joining the General Partner, Mr. Peyton served in a variety of positions, including national accounts and product management, during his more than ten year tenure at Ryerson, Inc.
Mr. Rumbelow is Vice President - Supply Chain of the General Partner (since March 2012). Previously, Mr. Rumbelow served as Vice President - Operations Support of the General Partner (2006 to 2012). Prior to joining the General Partner, Mr. Rumbelow spent over 20 years at Rohm and Haas Company in Philadelphia, Pennsylvania and the United Kingdom, in positions of increasing responsibility, including Corporate Logistics/Supply Chain Director (2000 to 2006), North American Region Logistics Manager (1998 to 2000), and Inter Regional Logistics Manager (1996 to 1998).
Mr. Samuel is Vice President - Law and General Counsel of the General Partner (since 2011). Previously, Mr. Samuel served AmeriGas Propane, Inc. as Vice President - Law and Associate General Counsel (2008 to 2011); Group Counsel - Propane (2004 to 2007); Senior Counsel (1999 to 2004) and Counsel (1996 to 1999). He joined UGI Corporation as Associate Counsel in 1993.
Mr. Stanczak is Controller and Chief Accounting Officer of the General Partner (since 2004). Previously, he held the position of Director - Corporate Accounting and Reporting of UGI Corporation (2003 to 2004). Mr. Stanczak also served as Controller of the Gas Utility Division of UGI Utilities, Inc., a subsidiary of UGI Corporation (1991 to 2003). As previously announced, Mr. Stanczak is planning to retire in early calendar year 2013.
Director Independence
The Board of Directors of the General Partner has determined that, other than Messrs. Sheridan, Greenberg and Walsh, no director has a material relationship with the Partnership and each is an “independent director” as defined under the rules of the New York Stock Exchange. The Board of Directors has established the following guidelines to assist it in determining director independence:

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

In making its determination of independence, the Board of Directors considered (i) charitable contributions and underwriting support given by the Partnership and its affiliates in prior years to WHYY, of which Mr. Marrazzo is the Chief Executive Officer, (ii) as ordinary course business transactions between the Partnership and its affiliates and Carpenter Technology Corporation, where Mr. Pratt serves as Chairman of the Board and (iii) Mr. Schlanger's service on the Board of CEVA Logistics, a customer of AmeriGas Propane, L.P. All such transactions were in compliance with the categorical standards set by the Board of Directors for determining director independence.
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
These procedures have been posted on the Partnership's website at www.amerigas.com (click the “Investor Relations and Corporate Governance” caption, then click on “Contact AmeriGas Propane, Inc. Board of Directors”).
Section 16(a) — Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that, during Fiscal 2012, all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them, except for Mr. Lugar. Mr. Lugar was inadvertently late in filing one Form 4 relating to a May 7, 2012 disposition of 2,834 AmeriGas Partners, L.P. Common Units. Mr. Lugar filed a Form 4 on September 18, 2012 to correct the oversight.

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
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner's Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership's Annual Report on Form 10-K for the year ended September 30, 2012.

Compensation/Pension Committee

Marvin O. Schlanger, Chairman
Stephen D. Ban
William J. Marrazzo

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Jerry E. Sheridan, our current President and Chief Executive Officer, since March 3, 2012, and our Vice President and Chief Operating Officer, through March 2, 2012; John S. Iannarelli, our Vice President-Finance and Chief Financial Officer; R. Paul Grady, our Vice President and Chief Operating Officer, since March 3, 2012; Lon R. Greenberg, our Chairman; John L. Walsh, our Vice Chairman; and Eugene V. N. Bissell, our former President and Chief Executive Officer, through March 2, 2012. We refer to these executive officers as our “named executive officers.”

Compensation decisions for Messrs. Sheridan, Bissell, Iannarelli and Grady were made by the independent members of the Board of Directors of the General Partner after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Messrs. Greenberg and Walsh were made by the independent members of the Board of Directors of UGI Corporation, after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to AmeriGas Propane, Inc. and/or UGI Corporation and the term “Committee” or “Committees” to refer to the AmeriGas Propane, Inc. Compensation/Pension Committee and/or the UGI Corporation Compensation and Management Development Committee as appropriate in the relevant compensation decisions, unless the context indicates otherwise. We will use the term “Company” to refer to AmeriGas Propane, Inc.

Mr. Bissell retired as our President and Chief Executive Officer, effective March 2, 2012. Mr. Bissell received a prorated salary in Fiscal 2012 based on his retirement date. In addition, Mr. Bissell received a prorated annual bonus based on his target bonus award opportunity. Mr. Bissell also forfeited 9,334 of the performance units granted to him in Fiscal 2012 due to his retirement.

On September 27, 2012, UGI Corporation announced that Mr. Greenberg will retire in the spring of 2013 and that Mr. Walsh will be named President and Chief Executive Officer of UGI Corporation upon Mr. Greenberg's retirement. Following his retirement, Mr. Greenberg will continue to serve as Non-Executive Chairman of the Boards of Directors of AmeriGas Propane, Inc. and UGI Corporation.

Executive Summary

Objectives of Our Compensation Program

Our compensation program for named executive officers is designed to:

•	provide a competitive level of total compensation;

•	motivate and encourage our executives to contribute to our financial success; and

•	reward our executives for leadership excellence and performance that promotes sustainable growth in unitholder value.

Components of Annual Fiscal 2012 Compensation Program

The following chart provides a brief summary of the principal elements of our executive compensation program for Fiscal 2012. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Components of Compensation Paid to Named Executive Officers in Fiscal 2012
Compensation Element	Form	Compensation Objective	Relation to Performance	2012 Actions/Results
Base Salary	Fixed annual cash paid bi-weekly	Compensate executives for their level of responsibility and sustained individual performance based on market data.	Merit salary increases are based on subjective performance evaluations.	Merit salary increases ranged from 2.0% to 4.1%.
Annual Bonus Awards	Variable cash, paid on an annual basis.	Motivate executives to focus on achievement of our annual business objectives.
The amount of the annual bonus, if any, is entirely dependent on achievement of our goals relating to earnings per Common Unit, subject to adjustment for customer growth (for Messrs. Sheridan, Bissell, Iannarelli and Grady) and earnings per share (for Messrs. Greenberg and Walsh).
Target incentives ranged from 50% to 110% of salary. Actual bonuses earned were based on entity performance as follows: AmeriGas Propane, no payout. UGI Corporation, 62% of target.
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
Performance units constitute approximately 50% of our long-term compensation opportunity. The number of performance units awarded in Fiscal 2012 ranged from 2,400 to 65,000.

The actual number of Common Units or shares to be awarded can range from 0% to 200% of performance units awarded, depending on comparative returns during the three-year period from January 1, 2012 through December 31, 2014.

Long-Term Compensation	UGI Stock Options
Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performances goals, as the value of stock options is a function of the price of UGI stock.
			The increase in value of stock options is dependent on increases in UGI's stock price.	Stock options constitute approximately 50% of our long-term compensation opportunity. The number of shares underlying option awards ranged from 20,000 shares to 300,000 shares.

Compensation Governance Practices

The Committee seeks to implement and maintain sound compensation and corporate governance practices, which include the following:

•	The Committee is composed entirely of directors who are independent, as defined in the corporate governance listing standards of the New York Stock Exchange.

•	The Committee utilizes the services of Pay Governance LLC (“Pay Governance”), an independent outside compensation consultant.

•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2012, 74% of the principal compensation components, in the case of Mr. Bissell, and 57% to 80% of the principal compensation components, in the case of all other named executive officers, other than Mr. Grady who received a restricted unit award in connection with the commencement of his employment, were variable and tied to financial performance or total shareholder return.

•
AmeriGas Partners awards a substantial portion of compensation in the form of long-term awards, namely stock options and performance units, so that executive officers' interests are aligned with unitholders and our long-term performance.

•
Annual bonus opportunities for the named executive officers were based on key financial metrics. Similarly, long-term incentives were based on the relative performance of AmeriGas Partners Common Units (or, in the case of Messrs. Greenberg and Walsh, UGI Corporation common stock values and relative stock price performance).

•
We require termination of employment for payment under our change in control agreements (referred to as a “double trigger”). We also have not entered into change in control agreements providing for tax gross-up payments under Section 280G of the Internal Revenue Code since 2010. See "Potential Payments Upon Termination of Employment or Change in Control - Change in Control Agreements."

•	We have meaningful equity ownership guidelines. See "Equity Ownership Guidelines" in this Compensation Discussion and Analysis for information on equity ownership.

•
During Fiscal 2012, we implemented a recoupment policy for incentive-based compensation paid or awarded to current and former executive officers in the event of a significant restatement of the Company's financial results.

The Compensation Committee believes that there was no conflict of interest between Pay Governance and the Compensation Committee during Fiscal 2012. In reaching this conclusion, the Compensation Committee considered the factors set forth by the SEC regarding compensation advisor independence. While the independence rules remain subject to further rulemaking by the New York Stock Exchange and approval by the SEC, the Compensation Committee believes that Pay Governance satisfies the independence requirements set forth in the SEC rule.

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

In Fiscal 2012, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards and UGI Corporation stock option grants), one-time discretionary equity grants, perquisites, retirement benefits and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation

In determining Fiscal 2012 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:

•	provide the Committees with independent and objective market data;

•	conduct compensation analysis;

•	review and advise on pay programs and salary, target bonus and long-term incentive levels applicable to our executives;

•	review components of our compensation program as requested from time to time by the Committees and recommend plan design changes as appropriate; and

•	provide general consulting services related to the fulfillment of the Committees' charters.

Pay Governance has not provided actuarial or other services relating to pension and post-retirement plans or services related to other benefits to us or our affiliates, and generally all of its services are those that it provides to the Committees. Pay Governance has provided market data for positions below the senior executive level as requested by management, but its fees for this work historically are modest relative to its overall fees.

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2011 by Pay Governance. Pay Governance provided us with two reports: the “2011 Executive Cash Compensation Review” and the “2011 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance's analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity and sustained individual and company performance, when setting our executives' compensation.

For Messrs. Sheridan, Bissell, Iannarelli and Grady, the executive compensation analysis is based on general industry data in Towers Watson's 2011 General Industry Executive Compensation Database (“General Industry Database”), which includes approximately 435 companies. For Messrs. Greenberg and Walsh, the analysis was based on the General Industry Database and Towers Watson's 2011 Energy Services Executive Compensation Database (“Energy Services Database”). This weighting is designed to approximate the relative sizes of UGI's non-utility and utility businesses. Towers Watson's General Industry Database is comprised of companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Towers Watson Energy Services Database is comprised of approximately 110 companies, primarily utilities.

For Messrs. Greenberg and Walsh, Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position ($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of UGI's nonutility and utility businesses. The identities of the companies that comprise the databases utilized by Pay Governance have not been disclosed to us by Pay Governance.

We generally seek to position a named executive officer's salary grade so that the midpoint of the salary range for his salary grade approximates the 50th percentile of “going rate” for comparable executives included in the executive compensation database material referenced by Pay Governance. By comparable executive, we mean an executive having a similar range of responsibilities and the experience to fully perform these responsibilities. Pay Governance size-adjusted the survey data to account for the relative revenues of the survey companies in relation to ours. In other words, the adjustment reflects the expectation that a larger company would be more likely to pay a higher amount of compensation for the same position than a smaller company. Using this adjustment, Pay Governance developed going rates for positions comparable to those of our executives, as if the companies included in the respective databases had revenues similar to ours. We believe that Pay Governance's application of size adjustments to applicable positions in these databases is an appropriate method for establishing market rates. After consultation with Pay Governance, we considered salary grade midpoints that were within 15 percent of the median going rate developed by Pay Governance to be competitive.
Elements of Compensation
Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners or UGI Corporation, as the case may be.

As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2011, we increased the range of salary in each salary grade for each named executive officer, other than Mr. Greenberg, by 1.5 percent. The Committee established Mr. Greenberg's Fiscal 2012 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Greenberg, this resulted in an increase of the range of salary in his salary grade from the prior year of less than 1.5 percent.

For Fiscal 2012, the merit increases were targeted at 2.5 percent, but individual increases varied based on performance evaluations and the individual's position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual's contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Bissell and Greenberg, in their capacities as chief executive officers, had additional goals and objectives for Fiscal 2012. Mr. Bissell's annual goals and objectives for Fiscal 2012 included achievement of annual financial goals, development and execution of an integration plan for Heritage Propane, the implementation of a new Order-to-Cash information system and implementation of AmeriGas Propane's growth strategies. Mr. Greenberg's annual goals and objectives included the achievement of annual financial goals, collaboration with the President and Chief Operating Officer of UGI on a succession plan for senior leadership of UGI and its subsidiaries, and leadership in identifying investment opportunities for UGI and its subsidiaries.

All named executive officers received a salary in Fiscal 2012 that was within 80 percent to 113 percent of the midpoint for his salary range. The following table sets forth each named executive officer's Fiscal 2012 salary.

Name	Salary	Percentage Increase over Fiscal 2011 Salary
J. E. Sheridan(1)	$410,220	N/A
J. S. Iannarelli(2)	$243,620	3.0%
R.P. Grady(3)	$400,000	N/A
L. R. Greenberg	$1,132,560	3.0%
J. L. Walsh	$702,000	4.1%
E V. N. Bissell(4)	$512,356	2.0%

(1)
Mr. Sheridan's salary reflects his promotion to President and Chief Executive Officer of the General Partner, effective March 3, 2012. Following his promotion, Mr. Sheridan's Fiscal 2012 salary compared to his Fiscal 2011 salary was approximately 17% higher.

(2)
Mr. Iannarelli received a merit salary increase of 3.0% in Fiscal 2012, plus an equity adjustment of $22,150 due to his promotion to Vice President - Finance and Chief Financial Officer during Fiscal 2011 and his relative position within his salary range.

(3)	Mr. Grady received a prorated salary of $300,000 in Fiscal 2012 based on his employment date and the date he was appointed as Vice President and Chief Operating Officer.

(4)	Mr. Bissell received a prorated salary of $240,713 in Fiscal 2012 based on his retirement date of March 2, 2012.
Annual Bonus Awards

Our annual bonus plans provide our named executive officers with the opportunity to earn annual cash incentives provided that certain performance goals are satisfied. Our annual cash incentives are intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive's compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of unitholder or shareholder value.

In determining each executive position's target award level under our annual bonus plans, we considered database information derived by Pay Governance regarding the percentage of salary payable upon achievement of target goals for executives in similar positions at other companies as described above. In establishing the target award level, we generally position the amount within the 50th to 75th percentiles for comparable positions. We determined that the 50th to 75th percentile range was appropriate because we believe that the annual bonus opportunities should have a significant reward potential to recognize the difficulty of achieving the annual goals and the significant beneficial impact to the Partnership of such achievement. For Fiscal 2012, Mr. Greenberg's opportunity was set at approximately the 38th percentile and the other participating named executive officers' opportunities were set at the 50th percentile.

Messrs. Iannarelli, Sheridan and Grady (and prior to his retirement, Mr. Bissell) participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan (the “AmeriGas Bonus Plan”). For Messrs. Sheridan, Iannarelli and Grady, the entire target award opportunity was based on earnings per Common Unit (“EPU”) of AmeriGas Partners, with the bonus achieved based on

EPU, subject to adjustment based on achievement of our customer growth goal, as described below. We believe that annual bonus payments to our most senior executives should reflect our overall financial results for the fiscal year and EPU provides a straightforward, “bottom line” measure of the performance of an executive in a large, well-established business. In addition, we believe that customer growth for AmeriGas Partners is an important component of the bonus calculation because we foresee no or minimal growth in total demand for propane in the next several years, and, therefore, customer growth is an important factor in our ability to improve the Partnership's long-term financial performance. Additionally, the customer growth adjustment serves to balance the risk of achieving our short-term annual financial goals at the expense of our long-term goal to increase our customer base. As a result of Mr. Bissell's retirement on March 2, 2012, Mr. Bissell received a prorated bonus for Fiscal 2012 based solely on his target award opportunity.

Messrs. Greenberg and Walsh participate in the UGI Corporation Executive Annual Bonus Plan. For reasons similar to those underlying our use of EPU as a goal for Messrs. Sheridan, Bissell, Iannarelli and Grady the entire target award for Messrs. Greenberg and Walsh was based on UGI's earnings per share (“EPS”). We also believe that EPS is an appropriate measure for Messrs. Greenberg and Walsh, whose duties encompass UGI and its affiliated enterprises, including the General Partner and the Partnership. The EPS measure is not subject to adjustment based on customer growth or any other metric.

As noted above, each of Messrs. Sheridan's, Bissell's, Iannarelli's and Grady's target award opportunity was based on EPU of the Partnership, subject to modification based on customer growth. The targeted EPU for bonus purposes for Fiscal 2012 was established to be in the range of $2.97 to $3.13 per Common Unit. Under the target bonus criteria, no bonus would be paid if the EPU amount was less than approximately 80 percent of the EPU target, while 200 percent of the target bonus might be payable if EPU was approximately 120 percent or more of the target. The percentage of target bonus payable based on various levels of EPU is referred to as the “EPU Leverage Factor.” The amount of the award determined by applying the EPU Leverage Factor is then adjusted to reflect the degree of achievement of a predetermined customer growth objective (“Customer Growth Leverage Factor”). For Fiscal 2012, the adjustment ranged from 90 percent if the growth target was not achieved, to a maximum of 110 percent if actual growth exceeded approximately 40 percent of the growth target. We believe the Customer Growth Leverage Factor for Fiscal 2012 represented an achievable but challenging growth target. Once the EPU Leverage Factor and Customer Growth Leverage Factor are determined, the EPU Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain an adjusted leverage factor. This adjusted leverage factor is then multiplied by the target bonus opportunity to arrive at the bonus award payable for the fiscal year.

For Fiscal 2012, targeted EPU was not achieved and Messrs. Sheridan, Iannarelli and Grady did not receive a bonus payout. As previously discussed, Mr. Bissell received a bonus payout equal to 100 percent of his target award prorated for the number of months he was employed by the Company in Fiscal 2012.

The bonus award opportunity for each of Messrs. Greenberg and Walsh was structured so that no amounts would be paid unless the Company's EPS was at least 80 percent of the target amount, with the target bonus award being paid out if the Company's EPS was 100 percent of the targeted EPS. The maximum award, equal to 200 percent of the target award, would be payable if EPS equaled or exceeded 120 percent of the EPS target. The targeted EPS for bonus purposes for Fiscal 2012 was established to be in the range of $2.35 to $2.45 per share. For Fiscal 2012, in calculating the EPS for bonus purposes, the Committee exercised its discretion under the bonus plan and excluded from the calculation of EPS the impact of the Heritage Propane acquisition, including acquisition and transition costs and early extinguishments of debt. As a result, Messrs. Greenberg and Walsh each received a bonus payout equal to 62 percent of his target award for Fiscal 2012.

The following annual bonus payments were made for Fiscal 2012:

Name	Percent of Target Bonus Paid	Amount of Bonus
J. E. Sheridan	0%	$0
J. S. Iannarelli	0%	$0
R. P. Grady	0%	$0
L.R. Greenberg	62%	$772,406
J. L. Walsh	62%	$413,478
E. V. N. Bissell(1)	100%	$204,942

(1)	As noted above, Mr. Bissell received a bonus payout equal to 100 percent of his target award prorated for the number of months for which he was employed by the Company in Fiscal 2012.

Discretionary Equity Awards

On November 15, 2012, the Compensation/Pension Committee of AmeriGas Propane and the independent members of the AmeriGas Propane Board of Directors approved discretionary grants of AmeriGas Partners phantom units with distribution equivalents to Messrs. Sheridan, Iannarelli and Grady in recognition of their contributions and leadership with respect to the acquisition and integration of Heritage Propane during Fiscal 2012 to support the long-term best interests of the Company. The phantom units have a grant date of December 3, 2012. The grant date fair value of the awards will be $73,155 for Mr. Sheridan, $30,452 for Mr. Iannarelli and $41,250 for Mr. Grady, which are approximately 25 percent of each of their respective target bonus award opportunities for Fiscal 2012. The phantom units represent time-restricted AmeriGas Partners common units which will vest on December 3, 2014, subject to continued employment. In the event of termination of employment for any reason, other than retirement, death or disability, the unvested phantom units and dividend equivalents will be forfeited. In the event of retirement, death or disability during the initial year following the grant, one half of the number of units granted would immediately vest.
Long-Term Compensation — Fiscal 2012 Equity Awards

Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage executives to hold a significant equity stake in our Company in order to align the executives' interests with unitholder interests. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market. We awarded our long-term compensation effective January 1, 2012 for Messrs. Sheridan, Bissell and Iannarelli under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (“AmeriGas 2010 Plan”). Messrs. Greenberg and Walsh received long-term compensation awards under UGI Corporation's Amended and Restated 2004 Omnibus Equity Compensation Plan (the “2004 Plan”). Mr. Sheridan received additional awards under the AmeriGas 2010 Plan and the 2004 Plan in connection with his promotion, effective March 3, 2012. Mr. Grady received awards under the AmeriGas 2010 Plan and the 2004 Plan in connection with the commencement of his employment.

Our long-term compensation for Fiscal 2012 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. In addition, Mr. Grady received AmeriGas Partners restricted units in connection with the commencement of his employment. Messrs. Sheridan, Bissell, Iannarelli and Grady were awarded AmeriGas Partners performance unit awards tied to the three-year total return performance of AmeriGas Partners Common Units relative to that of the limited partnerships in the Alerian MLP Index. Messrs. Greenberg and Walsh were each awarded UGI Corporation performance units tied to the three-year total return performance of UGI's common stock relative to that of the companies in the Russell MidCap Utilities Index (exclusive of telecommunications companies) (“Adjusted Russell MidCap Utilities Index”). Each performance unit represents the right of the recipient to receive a Common Unit or a share of common stock if specified performance goals and other conditions are met. Mr. Bissell forfeited two-thirds of his performance units in connection with his retirement.

As is the case with cash compensation and annual bonus awards, we referenced Pay Governance's analysis of executive compensation database information in establishing equity compensation for the named executive officers. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2012, we initially referenced (i) median salary information and (ii) the percentage of the market median base salary for each position to be delivered as a long-term compensation opportunity, both as calculated by Pay Governance. Pay Governance developed the percentages of base salary used to determine the amount of equity compensation based on the applicable executive compensation databases and such percentages were targeted to produce a long-term compensation opportunity at the 50th percentile level.

We initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We have bifurcated long-term compensation in this manner since 2000 and believe it provides a good balance between two related, but discrete goals. Stock options are designed to align the executive's interests with shareholder interests, because the value of stock options is a function of the appreciation or depreciation of UGI's stock price. As explained in more detail below, the performance units are designed to encourage total unitholder or shareholder return that compares favorably relative to a competitive peer group.

For Fiscal 2012 equity awards, our compensation consultant provided the competitive market incentive levels based on its assessment of accounting values. The consultant then provided data for our long-term incentive values by utilizing similar accounting values. Accounting values are reported directly by companies to the survey databases and are determined in accordance with GAAP.

In providing award calculations, Pay Governance valued our stock options using UGI's accounting value approach. Using this value, Pay Governance provided the total number of UGI stock options calibrating to 50 percent of the total market median long-term incentive value. As discussed below and consistent with past practice, management uses the Pay Governance calculations as a starting point and recommends adjustments to the Committee.

The remaining approximately 50 percent of the long-term compensation opportunity is awarded as performance units. In calculating the number of AmeriGas Partners performance units to be awarded to each of Messrs. Sheridan, Bissell and Iannarelli, Pay Governance established a value of $43.90 per performance unit using the accounting values approach. The number of UGI performance unit awards was computed in a similar fashion. In calculating the number of UGI performance units to be awarded to Messrs. Greenberg and Walsh, Pay Governance established a value of $28.84 per performance unit using the accounting values approach. Pay Governance determined the number of AmeriGas Partners and UGI Corporation performance units calibrating to 50 percent of the total market median long-term incentive value.

While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of AmeriGas Partners' and UGI's performance units and UGI's stock options calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under UGI's 2004 Plan for the fiscal years 2010 through 2012, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal four shares. The adjustments generally resulted in a significant decrease in the number of shares underlying options and a modest increase in the number of performance units awarded, in each case as compared to amounts calculated by Pay Governance using accounting values. In all cases, however, the overall value that was delivered to management was less than the total value recommended by Pay Governance.

As a result of the Committee's acceptance of management's recommendations, the named executive officers, excluding Messrs. Sheridan and Grady, received between approximately 80 percent and 95 percent of the total dollar value of long-term compensation opportunity recommended by Pay Governance using the accounting values approach. The actual grant amounts are set forth below:

Name	Shares Underlying Stock Options # Granted	Performance Units # Granted
J. E. Sheridan(1)	30,000	4,500
J. S. Iannarelli	20,000	2,400
R. P. Grady (2)	30,000	4,500
L. R. Greenberg	300,000	65,000(3)
J. L. Walsh	125,000	26,000(3)
E. V. N. Bissell(4)	80,000	14,000

(1)
Mr. Sheridan was awarded an additional 42,000 UGI stock options and 8,000 AmeriGas Partners performance units in connection with his promotion to President and Chief Executive Officer of the General Partner in March 2012.

(2)
In connection with the commencement of his employment, Mr. Grady was also awarded 14,000 AmeriGas Partners time-restricted units, 2,800 of which will vest January 12, 2013 and 11,200 of which will vest January 12, 2014.

(3)	Constitutes UGI performance units.

(4)	Mr. Bissell forfeited 9,334 performance units granted in Fiscal 2012 due to his retirement.

While the number of performance units awarded to the named executive officers was determined as described above, the actual number of Common Units or shares underlying performance units that are paid out at the expiration of the three-year performance period will be based upon comparative AmeriGas Partners' total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2012 to December 31, 2014. In computing TUR, we use the average of the daily closing prices for our Common Units and those of each of the limited partnerships in the Alerian MLP Index for the 90 calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. For the AmeriGas Partners performance units awarded to Messrs. Sheridan, Bissell, Iannarelli and Grady, we compare the TUR of AmeriGas Partners' Common Units to the TUR performance of each of the 49 other limited partnerships in the Alerian MLP Index. If a partnership is added to the Alerian

MLP Index during a three-year performance period, we do not include that partnership in our TUR analysis. We will only remove a partnership that was included in the Alerian MLP Index at the beginning of a performance period if such partnership ceases to exist during the applicable performance period. The limited partnerships comprising the Alerian MLP Index as of January 1, 2012 were as follows:

Alliance Holdings GP, L.P.	EV Energy Partners, L.P.	PAA Natural Gas Storage, L.P.
Alliance Resource Partners, L.P.	Exterran Partners, L.P	Penn Virginia Resource Partners, L.P.
AmeriGas Partners, L.P.	Ferrellgas Partners, L.P.	Pioneer Southwest Energy Partners L.P.
Boardwalk Pipeline Partners, LP	Genesis Energy, L.P.	Plains All American Pipeline, L.P.
Breitburn Energy Partners, L.P.	Inergy, L.P.	QR Energy, LP
Buckeye Partners, L.P.	Kinder Morgan Energy Partners, L.P.	Regency Energy Partners LP
Calumet Specialty Products Partners, L.P.	Kinder Morgan Management, LLC	Spectra Energy Partners, LP
Chesapeake Midstream Partners, L.P.	Legacy Reserves LP	Suburban Propane Partners, L.P.
Copano Energy, L.L.C.	Linn Energy, LLC	Sunoco Logistics Partners L.P.
Crestwood Midstream Partners, L.P.	Magellan Midstream Partners, L.P.	TC PipeLines, LP
Crosstex Energy, L.P.	Markwest Energy Partners, L.P.	Targa Resources Partners LP
DCP Midstream Partners, LP	Martin Midstream Partners L.P.	Teekay LNG Partners L.P.
El Paso Pipeline Partners, L.P.	Natural Resource Partners L.P.	Teekay Offshore Partners L.P.
Enbridge Energy Partners, L.P.	Navios Maritime Partners L.P.	Vanguard Natural Resources LLC
Energy Transfer Equity, L.P.	NuStar Energy L.P.	Western Gas Partners, LP
Energy Transfer Partners, L.P.	Nustar GP Holdings, LLC	Williams Partners L.P.
Enterprise Products Partners L.P.	ONEOK Partners, L.P.

In determining the number of UGI performance units to be paid out, UGI will compare the TSR of UGI common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period. In computing TSR, UGI uses the average of the daily closing prices for its common stock and the common stock of each company in the Adjusted Russell MidCap Utilities Index for the 90 calendar days prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. UGI will only remove a company that was included in the Adjusted Russell MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2012 were as follows:

AGL Resources Inc.	Genon Energy Inc.	Pinnacle West Capital Corp.
Alliant Energy Corporation	Great Plains Energy Inc.	PPL Corporation
Ameren Corporation	Hawaiian Electric Industries, Inc.	Progress Energy, Inc.
American Water Works Company, Inc.	Integrys Energy Group, Inc.	Questar Corporation
Aqua America, Inc.	ITC Holdings Corp.	SCANA Corporation
Atmos Energy Corporation	MDU Resources Group, Inc.	Sempra Energy
Calpine Corporation	National Fuel Gas Company	Southern Union Company
Centerpoint Energy, Inc.	NiSource Inc.	TECO Energy, Inc.
CMS Energy Corporation	Northeast Utilities	The AES Corporation
Consolidated Edison, Inc.	NRG Energy, Inc.	UGI Corporation
Constellation Energy Group, Inc.	NSTAR	Vectren Corporation
DTE Energy Company	NV Energy, Inc.	Westar Energy, Inc.
Edison International	OGE Energy Corp.	Wisconsin Energy Corporation
Energen Corporation	ONEOK, Inc.	Xcel Energy Inc.
Entergy Corporation	Pepco Holdings, Inc.	Xylem Inc.

Beginning in Fiscal 2011, UGI changed the peer group used to measure TSR from the S&P Utilities Index to the Adjusted Russell MidCap Utilities Index. UGI management recommended, and the Committee approved, this change because the companies included in the Russell MidCap Utilities Index generally are more comparable to UGI in terms of market capitalization than the companies in the S&P Utilities Index. Moreover, UGI is included in the Russell MidCap Utilities Index and is not included in the S&P Utilities Index. Additionally, based on the analysis provided by Pay Governance, there was no significant difference in the Company's overall TSR ranking resulting from the change in index. UGI, with approval of the Committee, excluded telecommunications companies from the peer group because the nature of the telecommunications business is markedly different from that of other companies in the utilities industry.

For the Company's performance units, the minimum award, equivalent to 50 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 40th percentile of the Alerian MLP Index or Adjusted Russell MidCap Utilities Index, as applicable. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TUR or TSR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the TUR or TSR rank is the highest of all Alerian MLP Index limited partnerships or Adjusted Russell MidCap Utilities Index, as applicable.

Each award payable to the named executive officers provides a number of AmeriGas Partners' Common Units or UGI shares equal to the number of performance units earned. After the Committee has determined that the conditions for payment have been satisfied, management of the General Partner or UGI, as the case may be, has the authority to provide for a cash payment to the named executives in lieu of a limited number of the shares or Common Units payable. The cash payment is based on the value of the securities at the end of the performance period and is designed to meet minimum statutory tax withholding requirements. In the event that UGI executives earn shares in excess of the target award, the value of the shares earned in excess of target is paid entirely in cash.

All performance units have partnership distribution or dividend equivalent rights, as applicable. A distribution equivalent is an amount determined by multiplying the number of performance units credited to a recipient's account by the per-unit cash distribution or the per-unit fair market value of any non-cash distribution paid by AmeriGas Partners during the performance period on its Common Units on a distribution payment date. Accrued distribution and dividend (in the case of UGI performance units) equivalents are payable in cash based on the number of Common Units or common shares, if any, paid out at the end of the performance period.

Long-Term Compensation - Payout of Performance Units for 2009-2011 Period

During Fiscal 2012, there was no payout to those executives who received performance units in our 2009 fiscal year covering the period from January 1, 2009 to December 31, 2011. For that period, the Partnership's TUR ranked 12th relative to its peer group of 19 other partnerships, placing AmeriGas Partners at approximately the 39th percentile ranking, resulting in no payout of the target award. UGI's TSR ranked 24th relative to the 34 other companies in the S&P Utilities Index, placing UGI at approximately the 30th percentile ranking, resulting in no payout of the target award.

Perquisites and Other Compensation

We provide limited perquisite opportunities to our executive officers. We provide reimbursement for tax preparation services and limited spousal travel. Our named executive officers may also occasionally use UGI's tickets for sporting events for personal rather than business purposes. We discontinued reimbursement for tax preparation services in Fiscal 2011 for newly hired executives. The aggregate cost of perquisites for all named executive officers in Fiscal 2012 was less than $25,000. In connection with the commencement of Mr. Grady's employment, he received reimbursement for relocation expenses in the amount of approximately $60,000.

Other Benefits

Our named executive officers participate in various retirement, deferred compensation and severance plans which are described in greater detail in the “Ongoing Plans and Post-Employment Agreements” section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although Messrs. Sheridan, Bissell, Iannarelli and Grady were provided certain enhanced disability and life insurance benefits having a total cost in Fiscal 2012 of less than $20,000.

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

AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Savings Plan”)

This plan is a tax-qualified defined contribution plan for AmeriGas Propane employees. Subject to Internal Revenue Code (the “Code”) limits, which are the same as described above with respect to the UGI Savings Plan, an employee may contribute, on a pre-tax basis, up to 50 percent of his or her eligible compensation, and AmeriGas Propane provides a matching contribution equal to 100 percent of the first 5 percent of eligible compensation contributed in any pay period. Amounts credited to an employee's account in the plan may be invested among a number of funds, including UGI's stock fund. Messrs. Sheridan, Bissell, Iannarelli and Grady are eligible to participate in the AmeriGas Savings Plan.

UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)

This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2012 to $17,000), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009, who are not eligible to participate in the UGI Pension Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Like the AmeriGas Savings Plan, participants in the UGI Savings Plan may invest amounts credited to their account among a number of funds, including the UGI stock fund. Messrs. Greenberg and Walsh are eligible to participate in the UGI Savings Plan.

Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)

This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries, but not including the General Partner. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee's earnings and years of service, subject to maximum benefit limitations. Messrs. Greenberg and Walsh participate in the UGI Pension Plan; Mr. Bissell has a vested benefit, but he no longer participates. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2012 and accompanying narrative for additional information.

UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan

UGI Corporation Supplemental Executive Retirement Plan

This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg and Walsh participate in the UGI Corporation Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2012 and accompanying narrative for additional information.

UGI Corporation Supplemental Savings Plan

This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between UGI matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant's account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor's 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Messrs. Greenberg and Walsh are each eligible to participate in the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2012 and accompanying narrative for additional information.

2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees

The 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (the “2009 UGI SERP”) is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Pension Plan, having commenced employment with UGI on or after January 1, 2009. Under the 2009 UGI SERP, UGI credits to each participant's account annually an amount equal to 5 percent of the participant's compensation (salary and annual bonus) up to the Code compensation limit ($245,000 in 2012) and 10 percent of compensation in excess of such limit. In addition, if any portion of UGI's matching contribution under the UGI Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant's account. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Savings Plan, other than the UGI stock fund. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2012 and accompanying narrative for additional information.

AmeriGas Propane, Inc. Supplemental Executive Retirement Plan

The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant's account annually an amount equal to 5 percent of the participant's compensation up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner's matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant's account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. Messrs. Sheridan, Bissell, Iannarelli and Grady participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2012 and accompanying narrative for additional information.

AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P.

Effective July 30, 2010, this plan succeeded the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P., which expired on December 31, 2009. The plan provides (i) designated employees of the General Partner and its affiliates and (ii) non-employee members of the Board of Directors of the General Partner with the opportunity to receive grants of options, phantom units, performance units, unit awards, unit appreciation rights, distribution equivalents and other unit-based awards. The plan also provides that if there is a change of control of AmeriGas Partners or UGI Corporation, then the following will generally occur: (i) AmeriGas Partners will provide the participant with written notification of the change of control, (ii) all outstanding options and unit appreciation rights will automatically vest and become exercisable, (iii) the restrictions and conditions on outstanding unit awards will lapse, (iv) phantom units and performance units will become payable in cash in an amount not less than their target amount or in a larger amount up to the maximum grant value, as determined by the Committee, and (v) distribution equivalents and other unit-based awards will become payable in full in cash, in amounts determined by the

Committee. Messrs. Sheridan, Bissell, Iannarelli and Grady are eligible to participate in the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan On Behalf of AmeriGas Partners, L.P.

AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan

AmeriGas Propane maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant's termination of employment. Messrs. Sheridan, Bissell, Iannarelli and Grady are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2012 and accompanying narrative for additional information.

UGI Corporation 2009 Deferral Plan, As Amended and Restated Effective June 1, 2010

This plan provides deferral options that comply with the requirements of Section 409A of the Code related to (i) all phantom units and stock units granted to the General Partner's and UGI's non-employee Directors, (ii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan, (iii) the 2009 UGI Corporation SERP and (iv) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. If an eligible participant elects to defer payment under the plan, the participant may receive future benefits after separation from service as (x) a lump sum payment, (y) annual installment payments over a period between two and ten years or (z) one to five retirement distribution amounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than phantom units and stock units, will be deemed to be invested in investment funds selected by the participant from among a list of available funds. Messrs. Sheridan, Bissell, Iannarelli, Grady, Greenberg and Walsh elected to defer benefits under this plan. The plan also provides newly eligible participants with a deferral election that must be acted upon promptly.

Severance Pay Plans for Senior Executive Employees

The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner's plan covers Messrs. Sheridan, Bissell, Iannarelli and Grady and UGI's plan covers Messrs. Greenberg and Walsh. See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the severance plans.

Change in Control Agreements

The General Partner has change in control agreements with Messrs. Sheridan, Bissell, Iannarelli and Grady, and UGI has change in control agreements with Messrs. Greenberg and Walsh. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of the change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive's employment without cause or if the executive terminates employment for good reason within two years following a change in control of UGI (and, in the case of Messrs. Sheridan, Bissell, Iannarelli and Grady, the General Partner or AmeriGas Partners). See Compensation of Executive Officers - Potential Payments Upon Termination of Employment or Change in Control for further information regarding the change in control agreements.

Equity Ownership Guidelines

We seek to align executives' interests with unitholder and shareholder interests through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners or, if applicable, UGI, we will enhance the link between our executives and unitholders or shareholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment or promotion and must use 10 percent of his gross annual bonus award to purchase Common Units or UGI stock (or, in the case of Messrs. Greenberg and Walsh, UGI stock) until his share ownership requirement is met. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. The guidelines also require that, until the share ownership requirement is met, the executive retain all shares or Common Units received in connection with the payout of performance units. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock in the executive's account in the relevant savings plan.

Messrs. Sheridan, Iannarelli, Grady and Bissell (as a former employee of the General Partner) are permitted to satisfy their requirements through ownership of Common Units, UGI common stock, or a combination of Common Units and UGI common stock, with each Common Unit equivalent to 1.5 shares of UGI common stock. The stock ownership guidelines further permit any UGI executive who was formerly employed by the General Partner to satisfy up to two-thirds of his or her stock ownership requirement with Common Units. The following table provides information regarding our equity ownership guidelines for, and the number of Common Units and shares held at September 30, 2012 by, our named executive officers:

Name	Required Ownership of AmeriGas Partners Common Units(1) or UGI Corporation Common Stock (2)	Number of AmeriGas Partners Common Units Held at 9/30/2012(3)	Number of Shares of UGI Corporation Stock Held at 9/30/2012(3)
J. E. Sheridan	40,000(1)	19,244	1,237
J. S. Iannarelli	10,000(1)	5,027	1,179
R. P. Grady	16,667(1)	3,072	4,788
L. R. Greenberg	250,000(2)	15,000	345,060
J. L. Walsh	100,000(2)	7,000	144,458
_________________

(1)	Common Units of AmeriGas Partners.

(2)	Shares of Common Stock of UGI Corporation.

(3)	All named executive officers are in compliance with the stock ownership guidelines, which require the accumulation of shares or shares and Common Units over time.
Stock Option Grant Practices

The Committees approve annual stock option grants to executive officers in the last calendar quarter of each year, effective the following January 1. The exercise price per share of the options is equal to or greater than the closing share price of UGI common stock on the last trading day of December. A grant to a new employee is generally effective on the later of the date the employee commences employment with us or the date the Committee authorizes the grant. In either case the exercise price is equal to or greater than the closing price per share of UGI common stock on the effective date of grant. From time to time, management recommends stock option grants for non-executive employees, and the grants, if approved by the Committee, are effective on or after the date of Committee action and have an exercise price equal to or greater than the closing price per share of UGI common stock on the effective date of grant. We believe that our stock option grant practices are appropriate and effectively eliminate any question regarding “timing” of grants in anticipation of material events.

Role of Executive Officers in Determining Executive Compensation

In connection with Fiscal 2012 compensation, Mr. Greenberg, aided by our human resources personnel, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Mr. Greenberg did not make recommendations as to his own compensation and was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized information provided by Mr. Greenberg, and valued Mr. Greenberg's observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the independent members of the appropriate Board of Directors following Committee recommendations.
Tax Considerations

In Fiscal 2012, we paid salary and annual bonus compensation to named executive officers that were not fully deductible under U.S. federal tax law because it did not meet the statutory performance criteria. Section 162(m) of the Code precludes us from deducting certain forms of compensation in excess of $1,000,000 paid to the named executive officers in any one year. Our policy generally is to preserve the federal income tax deductibility of equity compensation paid to our executives by making it performance-based. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.
RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2012. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.
SUMMARY COMPENSATION TABLE

The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officers, Chief Financial Officer and our 3 other most highly compensated executive officers in Fiscal 2012.
Summary Compensation Table — Fiscal 2012

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (2)(e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (6) (j)
J. E. Sheridan	2012	410,220	0	603,500	305,110	0	0	48,587	1,367,417
President and	2011	337,759	0	174,432	148,418	125,000	0	47,479	833,088
Chief Executive Officer	2010	302,349	0	159,980	98,780	134,851	0	43,720	739,680
J. S. Iannarelli	2012	243,071	0	115,872	86,890	0	11,127	29,144	486,104
Vice President - Finance and	2011	199,546	0	81,765	89,595	89,051	0	29,490	489,447
Chief Financial Officer
L. R. Greenberg	2012	1,131,924	0	1,901,250	1,303,355	772,406	2,883,824	67,459	8,060,218
Chairman	2011	1,099,047	0	2,479,400	1,629,000	1,072,821	3,258,787	62,162	9,601,217
	2010	1,067,500	0	1,590,400	1,347,000	1,145,428	1,971,422	69,853	7,191,603
J. L. Walsh	2012	701,470	0	760,500	543,065	413,478	651,008	27,985	3,097,506
Vice Chairman	2011	674,040	50,000(8)	991,760	678,750	508,494	376,855	28,023	3,307,922
	2010	648,440	0	636,160	561,250	591,410	377,873	33,081	2,848,214
R. Paul Grady	2012	300,000	0	833,995	123,395	0	25,940	100,131	1,383,461
Vice President and
Chief Operating Officer
E. V.N. Bissell	2012	240,713	0	225,323	347,561	204,942	6,745	38,449	1,063,733
Former President and Chief	2011	520,936	0	763,140	434,400	290,000	451	81,094	2,090,021
Executive Officer(7)	2010	490,006	0	715,700	359,200	349,664	3,778	85,475	2,003,823

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year.

(2)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units, stock units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2012 and in Exhibit No. 99 to this Report.

(3)	The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan.

(4)
The amounts shown in column (h) of the Summary Compensation Table - Fiscal 2012 reflect (i) for Messrs. Greenberg, Walsh, Iannarelli, Grady and Bissell, the change in the actuarial present value from September 30, 2011 to September 30, 2012 of the named executive officer's accumulated benefit under UGI's defined benefit pension plans, including, with respect to Messrs. Greenberg and Walsh, the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Messrs. Iannarelli, Grady and Bissell each have vested annual benefit amounts under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $2,854, $12,695 and $3,300, respectively. None of Messrs. Iannarelli, Grady or Bissell is currently earning benefits under that plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table - Fiscal 2012 and the Nonqualified Deferred Compensation Table - Fiscal 2012, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table - Fiscal 2012, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2012 was 3.37 percent, which is 120 percent of the federal long-term rate for December 2011. Messrs. Sheridan, Iannarelli, Grady and Bissell's earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds. The amounts included in column (h) of the Summary Compensation Table - Fiscal 2012 are itemized below.

Name	Change in Pension Value	Above-Market Earnings on Deferred Compensation
J. E. Sheridan	$0	$0
J. S. Iannarelli	$11,127	$0
L. R. Greenberg	$2,874,925	$8,899
J. L. Walsh	$649,306	$1,702
R. P. Grady	$25,940	$0
E. V.N. Bissell	$6,745	$0

(5)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table - Fiscal 2012. Other than as set forth below, the named executive officers did not receive perquisites with an aggregate value of $10,000 or more.

Name	Employer Contribution to 401(k) Savings Plan	Employer Contribution to AmeriGas Supplemental Executive Retirement Plan/UGI Supplemental Savings Plan	Relocation Expense Reimbursement	Perquisites	Total
J. E. Sheridan	$12,500	$36,087	$0	$0	$48,587
J. S. Iannarelli	$14,042	$15,102	$0	$0	$29,144
L. R. Greenberg(a)	$5,625	$41,759	$0	$20,075	$67,459
J. L. Walsh	$5,625	$22,360	$0	$0	$27,985
R. P. Grady(b)	$16,231	$23,250	$60,650	$0	$100,131
E. V.N. Bissell	$6,133	$32,316	$0	$0	$38,449

(a)
The perquisites shown for Mr. Greenberg include spousal travel expenses when attending industry-related events where it is customary that officers attend with their spouses, tax preparation fees and occasional use of UGI's tickets for sporting events for personal rather than business purposes. The incremental cost to UGI for these benefits are based on the actual costs or charges incurred by UGI for the benefits and are included in the totals above.

(b)	In connection with the commencement of Mr. Grady's employment, he received reimbursement for relocation expenses in the amount of $60,650.

(6)
The compensation reported for Messrs. Greenberg and Walsh is paid by UGI. For Fiscal 2012, UGI charged the Partnership 39 percent of the total compensation expense, other than the change in pension value, for Messrs. Greenberg and Walsh.

(7)
Mr. Bissell received a prorated salary in Fiscal 2012 based on his retirement date of March 3, 2012. Mr. Bissell received a non-equity incentive compensation payout equal to 100% of his target award prorated for the number of months for which he was employed by the Company in Fiscal 2012.

(8)	Discretionary bonus awarded in recognition of Mr. Walsh's overall exceptional leadership, including serving as President and Chief Executive Officer of UGI Utilities, Inc.
Grants of Plan-Based Awards In Fiscal 2012

The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2012.

Grants of Plan-Based Awards Table — Fiscal 2012

			Estimated Possible Payouts Under						All Other Stock Awards(3):	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value
		Board	Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Number of Shares of	Securities Underlying	Price of Option	of Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(4)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
J. E. Sheridan	10/1/2011	11/17/2011	158,014	292,618	585,236
	1/1/2012	11/18/2011								30,000	29.40	130,336
	3/3/2012	1/17/2012								42,000	28.04	174,775
	1/1/2012	11/17/2011				2,250	4,500	9,000				217,260
	3/3/2012	1/17/2012				4,000	8,000	16,000				386,240
J. S. Iannarelli	10/1/2011	11/17/2011	65,777	121,810	243,620
	1/1/2012	11/18/2011							0	20,000	29.40	86,890
	1/1/2012	11/17/2011				1,200	2,400	4,800				115,872
L. R. Greenberg	10/1/2011	11/18/2011	747,490	1,245,816	2,491,632
	1/1/2012	11/18/2011							0	300,000	29.40	1,303,355
	1/1/2012	11/18/2011				32,500	65,000	130,000				1,901,250
J. L. Walsh	10/1/2011	11/18/2011	400,140	666,900	1,333,800
	1/1/2012	11/18/2011							0	125,000	29.40	543,065
	1/1/2012	11/18/2011				13,000	26,000	52,000				760,500
R P. Grady	1/17/2012	1/17/2012	118,800	220,000	440,000
	1/17/2012	1/17/2012							0	30,000	28.03	123,395
	1/17/2012	1/17/2012				2,250	4,500	9,000				217,260
	1/17/2012	1/17/2012							14,000			616,735
E. V.N. Bissell	10/1/2011	11/17/2011		170,785
	1/1/2012	11/18/2011								80,000	29.40	347,561
	1/1/2012	11/17/2011				2,333	4,666	9,332				225,323

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company's annual bonus plan for Fiscal 2012. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2012. For Fiscal 2012, there were no payouts to Messrs. Sheridan, Iannarelli and Grady under the AmeriGas Propane annual bonus plan. The threshold amount shown for Messrs. Sheridan and Iannarelli is based on achievement of 80 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of customer growth objectives. The threshold amount shown for Messrs. Greenberg and Walsh is based on achievement of 80 percent of the UGI financial goal. The threshold amount shown for Mr. Grady is equal to 100 percent of his target award, prorated for Fiscal 2012 based on his date of hire. The threshold amount shown for Mr. Bissell is equal to his actual payout based on his target award, prorated for Fiscal 2012 based on his retirement date.

(2)
The awards shown for Messrs. Sheridan, Iannarelli, Grady and Bissell are performance units under the 2010 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be paid as if the performance period ended on the date of the change in control, based on the Partnership's achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee. The awards shown for Messrs. Greenberg and Walsh are performance units under the UGI Corporation 2004 Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the UGI Corporation 2004 Plan, are analogous to the terms of the performance units granted under the 2010 AmeriGas Long-Term Incentive Plan. The awards shown for Mr. Bissell reflect the performance units forfeited by Mr. Bissell as a result of his retirement.

(3)
The award shown for Mr. Grady are phantom units with distribution equivalents, 2,800 of which will vest January 12, 2013 and 11,200 of which will vest January 12, 2014. The phantom units represent time-restricted AmeriGas Partners Common Units. In the event of Mr. Grady's termination of employment for any reason, the unvested phantom units and distribution equivalents will be forfeited.

On November 15, 2012, the Compensation/Pension Committee of AmeriGas Propane and the independent members of the AmeriGas Propane Board of Directors approved discretionary grants of AmeriGas Partners phantom units with distribution equivalents to Messrs. Sheridan, Iannarelli and Grady in recognition of their contributions and leadership with respect to the acquisition and integration of Heritage Propane during Fiscal 2012 to support the long-term best interests of the Company. See "Compensation Discussion and Analysis - Discretionary Equity Awards" for additional information on the awards.

(4)
Options are granted under the UGI Corporation 2004 Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI's Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option or the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, or the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee's death, or the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's common stock.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2012 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2012

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock/ Partnership Units that Have Not Vested		Market Value of Shares or Units of Stock/ Partnership Units That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)		(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)		(h)		(i)		(j)
J. E. Sheridan	15,000	(1)			27.57	8/14/2015	0		0		3,800		0	(17)
	18,000	(2)			20.48	12/31/2015					3,200	(18)	208,869
	18,000	(3)			27.28	12/31/2016					1,584	(19)	196,470
	17,000	(4)			27.25	12/31/2017					4,500	(20)
	21,000	(5)			24.42	12/31/2018					8,000	(21)
	14,666	(6)	7,334	(6)	24.19	12/31/2019
	7,334	(7)	14,666	(7)	31.58	12/31/2020
	1,778	(8)	3,555	(8)	32.52	5/8/2021
			30,000	(9)	29.40	12/31/2021
			42,000	(10)	28.04	3/2/2022

J. S. Iannarelli	7,000	(4)			27.25	12/31/2017	0		0		1,500		0	(17)
	8,000	(5)			24.42	12/31/2018					150	(22)
	5,333	(6)	2,667	(6)	24.19	12/31/2019					1,500	(18)
	1,000	(7)	500	(11)	25.19	2/28/2020					1,067	(19)
	3,166	(8)	6,334	(7)	31.58	12/31/2020					2,400	(20)
	2,333		4,667	(8)	32.52	5/8/2021
			20,000	(9)	29.40	12/31/2021

L. R. Greenberg	215,000	(12)			20.47	12/31/2014	0		0		70,000		0	(23)
	250,000	(2)			20.48	12/31/2015					70,000	(24)	2,222,500
	280,000	(3)			27.28	12/31/2016					65,000	(25)	2,063,750
	300,000	(4)			27.25	12/31/2017
	300,000	(5)			24.42	12/31/2018
	200,000	(6)	100,000	(6)	24.19	12/31/2019
	100,000	(7)	200,000	(7)	31.58	12/31/2020
			300,000	(9)	29.40	12/31/2021

J. L. Walsh	70,000	(13)			22.92	3/31/2015	0		0		28,000		0	(23)
	120,000	(3)			27.28	12/31/2016					28,000	(24)	889,000
	120,000	(4)			27.25	12/31/2017					26,000	(25)	825,500
	125,000	(5)			24.42	12/31/2018
	83,334	(6)	41,666	(6)	24.19	12/31/2019
	41,666	(7)	83,334	(7)	31.58	12/31/2020
			125,000	(9)	29.40	12/31/2021

R. P. Grady			30,000	(14)	28.03	1/16/2022	14,000	(15)	611,240	(16)	4,500	(26)

E. V.N. Bissell	65,000	(4)			27.25	3/2/2015	0		0		17,000		0	(17)
	75,000	(5)			24.42	12/31/2018					14,000	(18)	611,240
	53,334	(6)	26,666	(6)	24.19	12/31/2019					4,666	(27)	611,240
	26,666	(7)	53,334	(7)	31.58	12/31/2020
			80,000	(9)	29.40	12/31/2021

Note: Column (d) was intentionally omitted.

(1)	These options were granted effective August 15, 2005 and were fully vested on August 15, 2008.

(2)	These options were granted effective January 1, 2006 and were fully vested on January 1, 2009.

(3)	These options were granted effective January 1, 2007 and were fully vested on January 1, 2010.

(4)	These options were granted effective January 1, 2008 and were fully vested on January 1, 2011.

(5)	These options were granted effective January 1, 2009 and were fully vested on January 1, 2012.

(6)	These options were granted effective January 1, 2010. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2013.

(7)	These options were granted effective January 1, 2011. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2014.

(8)	These options were granted effective May 9, 2011. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on May 9, 2014.

(9)	These options were granted effective January 1, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2015.

(10)	These options were granted effective March 3, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 3, 2015.

(11)	These options were granted effective March 1, 2010. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 1, 2013.

(12)	These options were granted effective January 1, 2005 and were fully vested on January 1, 2008.

(13)	These options were granted effective April 1, 2005 and were fully vested on April 1, 2008.

(14)	These options were granted effective January 17, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 17, 2015.

(15)	This restricted unit award was granted effective January 17, 2012. This award will vest 20% on January 12, 2013 and 80% on January 12, 2014.

(16)	The amount shown represents the closing price of AmeriGas Partners, L.P. Common Units on September 28, 2012 multiplied by the number of restricted units awarded.

(17)
The amount shown relates to a target award of AmeriGas Partners, L.P. restricted units granted effective December 31, 2009. The performance measurement period for these restricted units is January 1, 2010 through December 31, 2012. The value of the number of restricted units which may be earned at the end of the performance period is based on the AmeriGas Partners' TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. The restricted units will be payable, if at all, on January 1, 2013. As of September 30, 2012, the AmeriGas Partners' TUR ranking qualified for no payout of the target number of restricted units originally granted. See “Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2012 Equity Awards” for more information on the TUR performance goal measurements.

(18)
These performance units were awarded January 1, 2011. The measurement period for the performance goal is January 1, 2011 through December 31, 2013. The performance goal is the same as described in footnote 17, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2014.

(19)
These performance units were awarded May 9, 2011. The measurement period is the same as described in footnote 18 and the performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2014.

(20)	These performance units were awarded January 1, 2012. The measurement period for the performance goal is January

1, 2012 through December 31, 2014. The performance goal is the same as described in footnote 17, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2015.

(21)
These performance units were awarded March 3, 2012 in connection with Mr. Sheridan's promotion to Chief Executive Officer in 2012. The measurement period is the same as described in footnote 20 and the performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2015.

(22)
These performance units were awarded March 1, 2010 in connection with Mr. Iannarelli's promotion to Vice President-Field Operations. The measurement period and the performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2013.

(23)
The amount shown relates to a target award of performance units granted effective January 1, 2010. The performance measurement period for these performance units is January 1, 2010 through December 31, 2012. The value of the number of performance units which may be earned at the end of the performance period is based on UGI Corporation's TSR relative to that of each of the companies in the S&P Utilities Index as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2013. As of September 30, 2012, UGI Corporation's TSR ranking qualified for no payout of the target number of performance units originally granted. See “Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2012 Equity Awards” for more information on the TSR performance goal measurements.

(24)
These UGI performance units were awarded January 1, 2011. The measurement period for the performance goal is January 1, 2011 through December 31, 2013. The performance goal is the same as described in footnote 24, but it is measured for a different three-year period and the Company's TSR is measured relative to the group of companies that comprise the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The performance units will be payable, if at all, on January 1, 2014.

(25)
These UGI performance units were awarded January 1, 2012. The measurement period for the performance goal is January 1, 2012 through December 31, 2014. The performance goal is the same as described in footnote 25, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2015.

(26)
These performance units were awarded January 17, 2012. The measurement period is the same as described in footnote 20 and the performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2015.

(27)	Mr. Bissell was awarded 14,000 performance units on January 1, 2012, of which 9,334 performance units were forfeited due to his retirement effective March 3, 2012.
Option Exercises and Stock Vested Table — Fiscal 2012

The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2012 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI's common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Greenberg, and Walsh, the number of UGI performance units previously granted that vested in Fiscal 2012, (4) for Messrs. Sheridan, Iannarelli, Grady and Bissell, the number of AmeriGas performance units previously granted that vested in Fiscal 2012, and (5) the value realized by those officers upon the vesting of such units based on the average of the high and low sales prices for AmeriGas Partners Common Units on the New York Stock Exchange (“NYSE”), or, for Messrs. Greenberg and Walsh, the closing price on the NYSE for shares of UGI common stock, on the vesting date.

	Option Awards		Stock/Unit Awards(1)
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan	0	0	0	0
J. S. Iannarelli	0	0	0	0
L. R. Greenberg	150,000	1,700,700	0	0
J. L. Walsh	100,000	815,000	0	0
R. P. Grady	0	0	0	0
E. V.N. Bissell	70,000	273,000	0	0

(1) During Fiscal 2012, there was no payout to those executives who received performance units for the performance period from January 1, 2009 to December 31, 2011.

Retirement Benefits

The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2012 and any payments made to the named executive officers in Fiscal 2012 under those plans.
Pension Benefits Table — Fiscal 2012

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name(1)	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan(1)	None	0	0	0
J. S. Iannarelli(2)	UGI Utilities Retirement Plan	6	42,929	0
L. R. Greenberg	UGI SERP	32	20,003,980	0
	UGI Utilities Retirement Plan	32	1,894,143	0
J. L. Walsh	UGI SERP	7	1,871,500	0
	UGI Utilities Retirement Plan	7	354,065	0
R. Paul Grady(2)	UGI Utilities Retirement Plan	5	155,289	0
E. V.N. Bissell(2)	UGI Utilities Retirement Plan	6	40,031	0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.

(2)
Messrs. Iannarelli, Grady and Bissell each have vested annual benefit amounts under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $2,854, $12,695 and $3,300, respectively. Messrs.  Iannarelli, Grady and Bissell are not currently earning benefits under that plan.

Retirement Income Plan for Employees of UGI Utilities, Inc.

UGI participates in the UGI Utilities Retirement Plan, a qualified defined benefit retirement plan (“Pension Plan”) to provide retirement income to its employees hired prior to January 1, 2009. The Pension Plan pays benefits based upon final average earnings, consisting of base salary or wages and annual bonuses and years of credited service. Benefits vest after the participant completes five years of vesting service.

The Pension Plan provides normal annual retirement benefits at age 65, unreduced early retirement benefits at age 62 with ten years of service and reduced, but subsidized, early retirement benefits at age 55 with ten years of service. Employees terminating prior to early retirement eligibility are eligible to receive a benefit under the plan formula commencing at age 65 or an unsubsidized benefit as early as age 55, provided they had 10 years of service at termination. Employees who have attained age 50 with 15 years of service and are involuntarily terminated by UGI prior to age 55 are also eligible for subsidized early retirement benefits, beginning at age 55.

The Pension Plan's normal retirement benefit formula is (A) - (B) and is shown below:

A. = The minimum of (1) and (2), where
(1)= 1.9% of five-year final average earnings (as defined in the Pension Plan) multiplied by years of service;
(2)= 60% of the highest year of year of earnings; and
B. = 1% of the estimated primary Social Security benefit multiplied by years of service

The amount of the benefit produced by the formula will be reduced by an early retirement factor based on the employee's actual age in years and months as of his early retirement date. The reduction factors range from 65 percent at age 55 to 100 percent (no reduction) at age 62.

The normal form of benefit under the Pension Plan for a married employee is a 50 percent joint and survivor lifetime annuity. Regardless of marital status, a participant may choose from a number of lifetime annuity payments.

The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2012, the limit on the compensation that may be used is $250,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2012 is $200,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.

Messrs. Greenberg and Walsh are currently eligible for early retirement benefits under the Pension Plan.
UGI Corporation Supplemental Executive Retirement Plan

The UGI Corporation Supplemental Executive Retirement Plan (“UGI SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the Pension Plan, but are prohibited from being paid from the Pension Plan by Code limits. The benefit paid by the UGI SERP is approximately equal to the difference between the benefits provided under the Pension Plan and benefits that would have been provided by the Pension Plan if not for the limitations of the Employee Retirement Income Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the UGI SERP are payable in the form of a lump sum payment or rolled over to the company's nonqualified deferred compensation plan. For participants who attained age 50 prior to January 1, 2004, the lump sum payment is calculated using two interest rates. One rate is for the service prior to January 1, 2004 and the other is for service after January 1, 2004. The rate for pre-January 1, 2004 service is the daily average of Moody's Aaa bond yields for the month in which the participant's termination date occurs, plus 50 basis points, and tax-adjusted using the highest marginal federal tax rate. The interest rate for post-January 1, 2004 service is the daily average of ten-year Treasury Bond yields in effect for the month in which the participant's termination date occurs. The latter rate is used for calculating the lump sum payment for participants attaining age 50 on or after January 1, 2004. Payment is due within 60 days after the termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

Actuarial assumptions used to determine values in the Pension Benefits Table

The amounts shown in the Pension Benefit Table above are actuarial present values of the benefits accumulated through September 30, 2012. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive's actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2012	September 30, 2011
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	4.20%	5.30%
SERP lump sum rate	2.60%	2.90%
Retirement age:	62	62
Postretirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2019 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2019 using Scale AA without collar adjustments
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

Nonqualified Deferred Compensation

The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2012

		Executive Contributions in Last Fiscal Year	Employer Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Name		($)	($)		($)	($)	($)(2)
(a)	Plan Name	(b)	(c)		(d)	(e)	(f)
J. E. Sheridan	AmeriGas SERP	0	36,087	(1)	40,854	0	238,022
J. S. Iannarelli	AmeriGas SERP	0	15,102	(1)	11,351	0	84,019
	AmeriGas Non-Qualified	0	0		0	0	0
	Deferred Compensation Plan	11,792	0		6,592	0	62,006
L. R. Greenberg	UGI Supplemental Savings Plan	0	41,759	(3)	34,655	0	864,028
J. L. Walsh	UGI Supplemental Savings Plan	0	22,360	(3)	6,024	0	165,287
R.Paul Grady	AmeriGas SERP	0	23,250	(1)	0	0	0
E. V.N. Bissell(4)	AmeriGas SERP	0	32,316	(1)	123,982	1,035,869	0
	AmeriGas Non-Qualified
	Deferred Compensation Plan	0	0		2,954	0	37,398
	UGI 2009 Deferral Plan	1,035,869	0		22,683	261,245	797,307
_________________

(1)
This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2012 in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Sheridan, $196,128; Mr. Iannarelli, $15,102; Mr. Greenberg, $737,236; Mr. Walsh, $141,748; and Mr. Bissell, $738,560.

(3)
This amount represents the employer contribution to the named executive officer under the UGI Supplemental Savings Plan which is also reported in the Summary Compensation Table - Fiscal 2012 in the “All Other Compensation” column.

(4)	Upon Mr. Bissell's retirement in March 2012, his AmeriGas SERP account balance was transferred to his account under the UGI Corporation 2009 Deferral Plan.

The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant's account annually an amount equal to 5 percent of the participant's compensation (salary and annual bonus) up to the Code compensation limit ($245,000 for fiscal year 2012) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner's matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant's account. Benefits vest on the fifth anniversary of a participant's employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

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
The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI's qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limits for fiscal years 2010, 2011 and 2012 were each $245,000. The Code contribution limit for fiscal years 2010, 2011 and 2012 were each $49,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation or the maximum amount permissible under the Code. Amounts credited to the participant's account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Sheridan, Iannarelli and Grady, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive's death or disability. Under the AmeriGas Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive's ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
Except as provided herein, the AmeriGas Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Sheridan, the Continuation Period ranges from 12 months to 24 months, depending on length of service. In addition, a participant receives the cash equivalent of his target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last 2 months of the fiscal year, we have discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, provided that the weighting to be applied to the participant's business/financial goals under the Annual Bonus Plan will be deemed to be 100 percent, pro-rated for the number of months served. The levels of severance payments were established by the Compensation/Pension Committee based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
Under the AmeriGas Severance Plan, the participant also receives a payment equal to the cost he would have incurred to continue medical and dental coverage under the General Partner's plans for the Continuation Period (less the amount the participant would be required to contribute for such coverage if he were an active employee). This amount includes a tax gross-up payment equal to 75 percent of the payment relating to medical and dental coverage. The AmeriGas Severance Plan also provides for outplacement services for a period of 12 months following a participant's termination of employment. Participants are entitled to receive reimbursement for tax preparation services for the final year of employment. Provided that the participant is eligible to retire, all payments under the AmeriGas Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
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
Named Executive Officers Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Plan (the “UGI Severance Plan”) provides for payment to certain senior level employees of UGI, including Messrs. Greenberg and Walsh, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive's death or disability. Under the UGI Severance Plan, “just cause” generally means (i) dismissal of an executive due to misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive's ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
Except as provided herein, the UGI Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Greenberg, the Continuation Period is 30 months; for Mr. Walsh, the Continuation Period ranges from 12 months to 24 months, depending on the length of service. In addition, a participant receives the cash equivalent of his target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination. However, if the termination occurs in the last 2 months of the fiscal year, UGI has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal, pro-rated for the number of months served. The levels of severance payment were established by the Compensation and Management Development Committee based on competitive practice and are reviewed by management and the Compensation and Management Development Committee from time to time.
Under the UGI Severance Plan, the participant also receives a payment equal to the cost he would have incurred to continue medical and dental coverage under UGI's plans for the Continuation Period (less the amount the participant would be required to contribute for such coverage if the participant were an active employee). This amount includes a tax gross-up payment equal to 75 percent of the payment relating to medical and dental coverage. The UGI Severance Plan also provides for outplacement services for a period of 12 months following a participant's termination of employment. Participants are entitled to receive reimbursement for tax preparation services for their final year of employment under the UGI Severance Plan. Provided that the participant is eligible to retire, all payments under the Severance Plan may be reduced by an amount equal to the fair market value of certain equity-based awards, other than stock options, payable to the participant after the termination of employment.
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

Change in Control Arrangements
Named Executive Officers Employed by the General Partner. Messrs. Sheridan, Iannarelli and Grady each have an agreement with the General Partner that provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, the General Partner terminates an agreement. In the absence of a change in control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner. A change in control is generally deemed to occur in the following instances:

•
any person (other than certain persons or entities affiliated with UGI), together with all affiliates and associates of such person, acquires securities representing 20 percent or more of either (i) the then outstanding shares of common stock, or (ii) the combined voting power of UGI's then outstanding voting securities;

•
individuals, who at the beginning of any 24-month period constitute the UGI Board of Directors (the “Incumbent Board”) and any new Director whose election by the Board of Directors, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority;

•
UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation;

•
the General Partner, Partnership or Operating Partnership is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another entity in a transaction with respect to which all of the individuals and entities who were owners of the General Partner's voting securities or of the outstanding units of the Partnership immediately prior to such transaction do not, following such transaction, own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation, or if the resulting entity is a partnership, the former unitholders do not own more than 50 percent of the outstanding Common Units in substantially the same proportion as their ownership immediately prior to the transaction;

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
The General Partner will provide Messrs. Sheridan, Iannarelli and Grady with cash benefits (“Benefits”) if we terminate the executive's employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of the General Partner, AmeriGas Partners or UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the General Partner. “Good reason” generally includes a material diminution in authority, duties, responsibilities or base compensation; a material breach by the General Partner of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Messrs. Sheridan, Iannarelli and Grady will be as specified under his change in control agreement unless payments under the AmeriGas Severance Plan described above would be greater, in which case Benefits would be provided under the AmeriGas Severance Plan.
Benefits under this arrangement would be equal to 3 times Mr. Sheridan's base salary and annual bonus and 2 times the base salary and annual bonus of each of Messrs. Iannarelli and Grady. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Sheridan, Iannarelli and Grady are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner's medical and dental plans for 3 years in the case of Mr. Sheridan and 2 years in the case of the other AmeriGas executives (in each case less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Sheridan, Iannarelli and Grady would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2012.”
AmeriGas Propane discontinued the use of a tax gross-up in November of 2010 and, as a result, the Benefits for Messrs. Sheridan, Iannarelli and Grady are not subject to a “conditional gross-up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code.
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

Named Executive Officers Employed By UGI Corporation. Messrs. Greenberg and Walsh each have an agreement with UGI which provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, UGI terminates an agreement. In the absence of a change in control or termination by UGI, each agreement will terminate when, for any reason, the executive terminates his or her employment with UGI. A change in control is generally deemed to occur in the following instances:

•
any person (other than certain persons or entities affiliated with UGI), together with all affiliates and associates of such person, acquires securities representing 20 percent or more of either (i) the then outstanding shares of common stock, or (ii) the combined voting power of UGI's then outstanding voting securities;

•
individuals, who at the beginning of any 24-month period constitute the UGI Board of Directors (the “Incumbent Board”) and any new Director whose election by the Board of Directors, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority;

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
UGI will provide Messrs. Greenberg and Walsh with cash benefits (“Benefits”) if UGI terminates the executive's employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of UGI. “Good reason” generally includes material diminution in authority, duties, responsibilities or base compensation; a material breach by UGI of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the Benefits payable to each of Messrs. Greenberg and Walsh will be as specified under his change in control agreement unless payments under the UGI Severance Plan described above would be greater, in which case Benefits would be provided under the UGI Severance Plan.
Benefits under this arrangement would be equal to 3 times the executive officer's base salary and annual bonus. Each would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Greenberg and Walsh are each entitled to receive a payment equal to the cost he would incur if he enrolled in UGI's medical and dental plans for 3 years (less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Greenberg and Walsh would also have benefits under UGI's Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI's common stock in an amount equal to the greater of (i) the target award or (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI's Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2012.”
The Benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code. UGI will provide the tax gross-up if the aggregate parachute value of Benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the Benefits for each of Messrs. Greenberg and Walsh will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.” UGI Corporation discontinued the use of a tax gross-up in July of 2010 for executives who enter into change in control agreements subsequent thereto.
In order to receive benefits under his change in control agreement, each of Messrs. Greenberg and Walsh is required to execute a release which discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries.
Potential Payments Upon Termination or Change in Control Table — Fiscal 2012
The amounts shown in the table below assume that each named executive officer's termination was effective as of September 30, 2012 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer's termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2012” and the “Nonqualified Deferred Compensation Table - Fiscal 2012.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement. Therefore, Mr. Bissell is not included in the table below because he retired during Fiscal 2012.

Potential Payments Upon Termination or Change in Control Table - Fiscal 2012
Name & Triggering Event	Severance Pay($)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
J. E. Sheridan Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,280,871 2,520,472	771,324 0 1,204,780	0 0 115,890	0 48,074 90,266	771,324 1,328,945 3,931,408
J. S. Iannarelli Death Involuntary Termination Without Cause Termination Following Change in Control	0 669,955(1) 852,670(2)	253,201 0 360,415	0 0 49,084	0 48,903 34,537	253,201 718,858 1,296,706
L. R. Greenberg Death Involuntary Termination Without Cause Termination Following Change in Control	0 7,191,756(1) 8,453,388(2)	5,887,083 0 8,690,979	0 0 3,486,313	0 70,115 56,537	5,887,083 7,261,871 20,687,217
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 2,509,650(1) 4,773,600(2)	2,379,750 0 3,501,309	0 0 2,279,930	0 48,442 3,503,362	2,379,750 2,558,092 14,058,201
R. P. Grady Death Involuntary Termination Without Cause Termination Following Change in Control	0 551,462(1) 1,460,000(2)	788,330 0 919,310	0 0 99,000	0 30,822 40,581	788,330 582,284 2,518,891
_________________

(1)
Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Messrs. Greenberg and Walsh, and the AmeriGas Severance Plan for Messrs. Bissell, Grady, Iannarelli and Sheridan. We assumed that 100 percent of the target annual bonus was paid.

(2)	Amounts shown under “Severance Pay” in the case of termination following a change in control are calculated under the officer's change in control agreement.

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners' distribution (and UGI's dividend, as applicable) at the rate in effect on September 30, 2012; and (ii) performance at the greater of actual through September 30, 2012 or target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2012” and “Non-Qualified Deferred Compensation Table - Fiscal 2012.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $3,446,825 for Mr. Walsh in the event of a change in control.

COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2012. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2012

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(2)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
S. D. Ban	65,000	21,910	0	0	0	0	86,910
W. J. Marrazzo	75,000	21,910	0	0	0	0	96,910
G. A. Pratt	80,000	21,910	0	0	0	0	101,910
M. O. Schlanger	65,000	21,910	0	0	0	0	86,910
H. B. Stoeckel	75,000	21,910	0	0	0	0	96,910
K. R. Turner	34,458	21,910	0	0	0	0	56,368
_________________

(1)
In Fiscal 2012, the Partnership paid its non-management directors an annual retainer of $65,000 for Board service. It paid an additional annual retainer of $10,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $15,000. The Partnership pays no meeting attendance fees to its directors. Mr. Turner received a pro-rated retainer fee for partial year service in Fiscal 2012. For Fiscal 2013, the annual retainer for the chairperson of each of the Committees will be as follows: Audit, $25,000; Compensation and Management Development, $7,500; and Corporate Governance, $7,500. The Company will also pay its Presiding Director a retainer of $15,000 in Fiscal 2013. The members of the Audit Committee, other than the chairperson, will receive an annual retainer of $20,000 in Fiscal 2013.

(2)
All Directors named above received 500 Phantom Units in Fiscal 2012 as part of their annual compensation. Effective with the January 2013 grant of Phantom Units, non-employee Directors will receive 1,100 Phantom Units as part of their Fiscal 2013 annual compensation. The Phantom Units were awarded under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”) approved by the Partnership's Common Unitholders on July 30, 2010. Each Phantom Unit represents the right to receive an AmeriGas Partners, L.P. Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership's Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director's account. Account balances become payable 65 percent in AmeriGas Partners, L.P. Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership's Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2012. For the number of Phantom Units credited to each Director's account as of September 30, 2012, see Securities Ownership of certain beneficial owners and management and related security holder matters -

Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.

Following Mr. Greenberg's previously announced retirement as Chief Executive Officer of UGI Corporation in the spring of 2013, Mr. Greenberg will serve as Non-Executive Chairman of the General Partner's Board of Directors. In consideration for Mr. Greenberg's service as Non-Executive Chairman, the General Partner's Board of Directors approved an annual retainer, pro-rated for the number of months Mr. Greenberg serves as Non-Executive Chairman during Fiscal 2013, of $200,000. Mr. Greenberg will not receive any equity compensation for his service as Non-Executive Chairman.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners

The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership's voting securities representing limited partner interests as of October 1, 2012. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

Title of Class	Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Units	Percent of Class
Common Units	UGI Corporation	23,756,882(2)	26%
	AmeriGas, Inc.	23,756,882(3)	26%
	AmeriGas Propane, Inc.	23,756,882(4)	26%
	Petrolane Incorporated	6,905,584(4)	7%
	Energy Transfer Partners, L.P.	29,567,362	32%

(1)
The address of each of UGI and the General Partner is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated (“Petrolane”) is 2525 N. 12th Street, Suite 360, Reading, PA 19612. The address of Energy Transfer Partners, L.P. is 3738 Oak Lawn Avenue, Dallas, Texas 75219.

(2)	Based on the number of units held by its indirect, wholly-owned subsidiaries, Petrolane and AmeriGas Propane, Inc.

(3)	Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4)	AmeriGas Propane, Inc.'s beneficial ownership includes 6,905,584 Common Units held by its subsidiary, Petrolane. Beneficial ownership of those Common Units is shared with UGI and AmeriGas, Inc.
Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner

The table below sets forth, as of October 1, 2012, the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership's Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership's outstanding Common Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Common Units (1)		Number of AmeriGas Partners Phantom Units (10)
J. E. Sheridan	19,244	(2)	0
J. S. Iannarelli	5,027		0
L. R. Greenberg	15,000		0
J. L. Walsh	7,000	(3)	0
R. P. Grady	3,072	(4)	0
E. V. N. Bissell	60,800	(5)	0
S. D. Ban	0		1,579
W. J. Marrazzo	1,000	(6)	1,579
G. A. Pratt	1,000		1,579
M. O. Schlanger	1,000	(7)	1,579
H. B. Stoeckel	13,000	(8)	1,579
K. R. Turner	4,000	(9)	500
Directors and executive officers as a group (19 persons)	176,204		8,395
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Sheridan's Units are held jointly with his spouse.

(3)	Mr. Walsh's Units are held jointly with his spouse.

(4)	Mr. Grady's Units are held jointly with his spouse.

(5)	Mr. Bissell's Units are held jointly with his spouse.

(6)	Mr. Marrazzo's Units are held jointly with his spouse.

(7)	The Units shown are owned by Mr. Schlanger's spouse. Mr. Schlanger disclaims beneficial ownership of his spouse's Units.

(8)	Mr. Stoeckel's Units are held jointly with his spouse.

(9)
The Turner Family Partnership holds 1,000 of Mr. Turner's Units and Mr. Turner disclaims beneficial ownership of these Units, except to the extent of his interest as the general partner of the Turner Family Partnership.

(10)	The 2010 Plan provides that Phantom Units will be converted to AmeriGas Partners Common Units and paid out to Directors upon termination of service.

The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2012, the beneficial ownership of UGI Common Stock by each director and each of the named executive officers, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.8 percent of UGI's Common Stock. All other directors and executive officers own less than 1 percent of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 2,978,777 shares subject to exercisable options and stock units held by directors under the 2004 plan) represents approximately 3.3 percent of UGI's outstanding shares.

Name of Beneficial Owner	Number of UGI Shares and Stock Units and Nature of Beneficial Ownership Excluding UGI Stock Options (1)(9)		Number of Exercisable UGI Stock Options
J. E. Sheridan	1,237	(2)	112,777
J. S. Iannarelli	1,179	(2)	26,833
L. R. Greenberg	345,060	(3)	1,645,000
J. L. Walsh	144,458	(4)	560,000
R. P. Grady	4,788	(5)	0
E. V. N. Bissell	67,297	(6)	220,000
S. D. Ban	84,706	(7)	76,500
W. J. Marrazzo	0		0
G. A. Pratt	0		0
M. O. Schlanger	67,387	(8)	76,500
H. B. Stoeckel	0		0
K. R. Turner	0		0
Directors and executive officers as a group (19 persons)	758,567		2,978,777
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Messrs. Iannarelli and Sheridan each hold these shares in their respective 401(k) Savings Plan.

(3)	Mr. Greenberg holds 218,474 shares jointly with his spouse and 66,977 shares in a charitable trust for which Mr. Greenberg and his spouse are co-trustees.

(4)	Mr. Walsh holds these shares jointly with his spouse.

(5)	Mr. Grady holds these shares jointly with his spouse.

(6)	Mr. Bissell holds these shares jointly with his spouse.

(7)	Dr. Ban's shares are held in a revocable trust and his stock units are held jointly with his spouse.

(8)	Includes 2,000 shares owned by Mr. Schlanger's spouse. Mr. Schlanger disclaims beneficial ownership of his spouse's shares.

(9)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Plan. Each Unit will be paid out to the director upon retirement or termination of service from the UGI Board of Directors in the form of shares of UGI Common Stock (65 percent) and cash (35 percent). The number of Units included for the directors is as follows: Dr. Ban - 68,210 and Mr. Schlanger - 57,663.

Equity Compensation Plan Information

The following table sets forth information as of the end of Fiscal 2012 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	269,871	0	2,517,419(2)
Equity compensation plans not approved by security holders	0	0	0
Total	269,871	0

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
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 13 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2012.
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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2012, these costs totaled approximately $374.9 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $0.5 million per occurrence and, in the aggregate, $1.0 million in excess of the deductible, and stop loss medical coverage per occurrence in excess of $0.3 million per employee per year. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America's Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2012, the Partnership paid approximately $13.9 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and its subsidiaries (“Energy Services”), which are affiliates of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled approximately $0.4 million during Fiscal 2012. Amounts due to Energy Services at September 30, 2012 were not material.
The Partnership sold propane to certain affiliates of UGI which totaled approximately $1.4 million in Fiscal 2012. The highest amounts due from affiliates of the Partnership during Fiscal 2012 and at November 1, 2012 were $1.5 million and $1.2 million, respectively.
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
Director Independence
For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance - Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership's independent registered public accounting firm, in Fiscal 2012 and Fiscal 2011 were as follows:

	2012	2011
Audit Fees(1)	$1,942,500	$1,087,500
Audit-Related Fees	35,000	0
Tax Fees(2)	625,000	600,000
All Other Fees	0	0
Total Fees for Services Provided	$2,602,500	$1,687,500
_________________

(1)
Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership (including Heritage Propane), (ii) subsidiary audits, (iii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (iv) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.

(2)	Tax Fees were for the preparation of Substitute Schedule K-1 forms for unitholders of the Partnership.

In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under “Tax Fees” was compatible with PricewaterhouseCoopers LLP's independence. The Committee concluded that the independent auditor is independent from the Partnership and its management.
Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Partnership's independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving all audit and permissible non-audit services provided by the independent accountants.

Prior to engagement of the Partnership's independent accountants for the next year's audit, management submits to the Audit Committee for approval a list of services expected to be rendered during that year and fees related thereto for approval.

PART IV:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

	(1)	Financial Statements:

Included under Item 8 are the following financial statements and supplementary data:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010

Consolidated Statements of Partners’ Capital for the years ended September 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Quarterly Data for the years ended September 30, 2012 and 2011

	(2)	Financial Statement Schedules:

I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2012, 2011 and 2010

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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
1.1	Underwriting Agreement, dated January 5, 2012, by and among the Partnership, the Issuers, AmeriGas Propane, Inc., AmeriGas Propane L.P., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein.	AmeriGas Partners, L.P.	Form 8-K (1/5/2012)	1.1
1.2	Underwriting Agreement, dated March 15, 2012, by and among the Partnership, AmeriGas Propane, Inc., AmeriGas Propane, L.P., Wells Fargo Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as representatives of the several underwriters named therein.	AmeriGas Partners, L.P.	Form 8-K (3/15/2012)	1.1
2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22
2.3	Contribution and Redemption Agreement, dated October 15, 2011, by and among AmeriGas Partners, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P. and Heritage ETC, L.P.	AmeriGas Partners, L.P.	Form 8-K (10/15/11)	2.1
2.4	Amendment No. 1, dated as of December 1, 2011, to the Contribution and Redemption Agreement, dated as of October 15, 2011, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (12/1/11)	2.1
2.5	Amendment No. 2, dated as of January 11, 2012, to the Contribution and Redemption Agreement, dated as of October 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
2.6	Letter Agreement, dated as of January 11, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1
3.3	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1(a)
4.1
Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.2	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	4.1
4.3	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/19/11)	4.1
4.4	Second Supplemental Indenture, dated as of August 10, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (8/10/11)	4.1
4.5	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.6	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective July 30, 2012.	UGI	Form 10-K (9/30/11)	10.2
10.3**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/10)	10.7
10.4**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14
10.5**	UGI Corporation 2009 Deferral Plan As Amended and Restated Effective June 1, 2010	UGI	Form 10-Q (6/30/10)	10.1
10.6**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1
10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.11
10.8**	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009	UGI	Form 10-Q (12/31/09)	10.1
10.9**	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees as Amended and Restated as of October 1, 2010	UGI	Form 10-Q (12/31/09)	10.2
10.10**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8
10.11**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as Amended and Restated effective January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.7
10.12**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.13**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010 - Terms and Conditions	AmeriGas Partners, L.P.	Form 10-K (9/30/10)	10.10
10.14**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.5
10.15**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.12
10.16**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.4
10.17**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-Q (12/31/09)	10.1
10.18**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19
10.19**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated January 17, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.9

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.20**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Mr. Grady dated as of January 17, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.7
10.21**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Grady dated January 17, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.8
10.22**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Employees dated January 1, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.11
10.23**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 9, 2012.	UGI	Form 10-Q (3/31/12)	10.16
10.24**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 9, 2012.	UGI	Form 10-Q (3/31/12)	10.10
10.25**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2012.	UGI	Form 10-Q (3/31/12)	10.11
10.26**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2012.	UGI	Form 10-Q (3/31/12)	10.12
10.27**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2012.	UGI	Form 10-Q (3/31/12)	10.14
10.28**	Description of oral compensation arrangements for Messrs. Greenberg and Walsh	UGI	Form 10-K (9/30/12)	10.37
*10.29**	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, John S. Iannarelli and R. Paul Grady
10.30**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of December 31, 2009	AmeriGas Partners, L.P.	Form 10-Q (3/31/10)	10.2
*10.31**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2012.
10.32**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg and Walsh.	UGI	Form 10-Q (6/30/08)	10.3
10.33**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
10.34**	Change in Control Agreement for R. Paul Grady dated as of January 12, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/12)	10.1
10.35**	Form of Change in Control Agreement for Mr. Iannarelli dated May 9, 2011	AmeriGas Partners, L.P.	Form 10-Q (6/30/11)	10.1
10.36**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Messrs. Iannarelli, Grady and Sheridan.	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29
10.37	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.38	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
*10.39
Credit Agreement dated as of June 21, 2011, as amended through and including Amendment No. 4 thereto dated April 18, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the financial institutions from time to time party thereto.

10.40	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3
10.41	Contingent Residential Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1
10.42	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2
14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant
*23	Consent of PricewaterhouseCoopers LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	UGI Corporation Equity-Based Compensation Information
*101.INS***	XBRL.Instance
*101.SCH***	XBRL Taxonomy Extension Schema
*101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF***	XBRL Taxonomy Extension Definition Linkbase
*101.LAB***	XBRL Taxonomy Extension Labels Linkbase

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
*    Filed herewith.

**    As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

		By:	AmeriGas Propane, Inc.,
Its General Partner

Date:	November 20, 2012	By:	/s/ John S. Iannarelli
John S. Iannarelli
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2012, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jerry E. Sheridan	President and Chief Executive Officer
Jerry E. Sheridan	(Principal Executive Officer) and Director

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ John S. Iannarelli	Vice President — Finance and Chief Financial Officer
John S. Iannarelli	(Principal Financial Officer)

/s/ William J. Stanczak	Controller and Chief Accounting Officer
William J. Stanczak	(Principal Accounting Officer)

/s/ R. Paul Grady	Vice President and Chief Operating Officer
R. Paul Grady

/s/ Stephen D. Ban	Director
Stephen D. Ban

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Gregory A. Pratt	Director
Gregory A. Pratt

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ Howard B. Stoeckel	Director
Howard B. Stoeckel

/s/ K. Richard Turner	Director
K. Richard Turner

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2012

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
Internal control over financial reporting refers to the process designed under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that, among other things, provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded to permit the preparation of reliable financial information. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2012, based on the COSO Framework. PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2012, as stated in their report, which appears herein.
/s/ Jerry E. Sheridan
Chief Executive Officer
/s/ John S. Iannarelli
Chief Financial Officer
/s/ William J. Stanczak
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors of AmeriGas Propane, Inc. and the
Partners of AmeriGas Partners, L.P.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 20, 2012

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$60,102	$8,632
Accounts receivable (less allowances for doubtful accounts of $17,217 and $17,181, respectively)	266,677	233,335
Accounts receivable — related parties	970	1,299
Inventories	163,746	135,815
Derivative financial instruments	1,478	864
Prepaid expenses and other current assets	30,395	13,874
Total current assets	523,368	393,819
Property, plant and equipment (less accumulated depreciation and amortization of $1,075,528 and $943,127, respectively)	1,499,225	645,755
Goodwill	1,914,808	691,910
Intangible assets	535,996	41,542
Other assets	43,934	22,709
Total assets	$4,517,331	$1,795,735
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$30,706	$4,664
Bank loans	49,900	95,500
Accounts payable — trade	170,424	158,554
Accounts payable — related parties	2,012	62
Employee compensation and benefits accrued	48,894	29,433
Interest accrued	49,714	15,458
Customer deposits and advances	167,614	74,979
Derivative financial instruments	42,347	7,248
Other current liabilities	109,234	65,095
Total current liabilities	670,845	450,993
Long-term debt	2,297,363	928,858
Other noncurrent liabilities	80,563	64,405
Total liabilities	3,048,771	1,444,256
Commitments and contingencies (Note 12)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,801,347 and 57,124,296, respectively)	1,455,702	340,180
General partner	16,975	3,436
Accumulated other comprehensive loss	(43,569)	(4,960)
Total AmeriGas Partners, L.P. partners’ capital	1,429,108	338,656
Noncontrolling interests	39,452	12,823
Total partners’ capital	1,468,560	351,479
Total liabilities and partners’ capital	$4,517,331	$1,795,735

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit)

	Year Ended
	September 30,
	2012	2011	2010
Revenues:
Propane	$2,677,631	$2,360,439	$2,158,800
Other	243,985	177,520	161,542
	2,921,616	2,537,959	2,320,342
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	1,642,658	1,546,161	1,340,615
Cost of sales — other (excluding depreciation shown below)	77,071	59,126	54,456
Operating and administrative expenses	888,693	620,576	609,710
Depreciation	134,225	82,977	79,679
Amortization	34,898	11,733	7,721
Other income, net	(26,521)	(25,563)	(7,704)
	2,751,024	2,295,010	2,084,477
Operating income	170,592	242,949	235,865
Loss on extinguishments of debt	(13,349)	(38,117)	—
Interest expense	(142,641)	(63,518)	(65,106)
Income before income taxes	14,602	141,314	170,759
Income tax expense	(1,931)	(390)	(3,265)
Net income	12,671	140,924	167,494
Less: net income attributable to noncontrolling interests	(1,646)	(2,401)	(2,281)
Net income attributable to AmeriGas Partners, L.P.	$11,025	$138,523	$165,213
General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$13,119	$6,422	$4,691
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$(2,094)	$132,101	$160,522
(Loss) income per limited partner unit — basic (Note 2)	$(0.11)	$2.30	$2.80
(Loss) income per limited partner unit — diluted (Note 2)	$(0.11)	$2.30	$2.80
Average limited partner units outstanding (thousands):
Basic	81,433	57,119	57,076
Diluted	81,433	57,170	57,123

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2012	2011	2010
Net income	$12,671	$140,924	$167,494
Net (losses) gains on derivative instruments	(86,573)	22,275	37,568
Reclassifications of net losses (gains) on derivative instruments	47,569	(32,243)	(25,629)
Comprehensive (loss) income	(26,333)	130,956	179,433
Less: comprehensive income attributable to noncontrolling interests	(1,251)	(2,270)	(2,396)
Comprehensive (loss) income attributable to AmeriGas Partners, L.P.	$(27,584)	$128,686	$177,037

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,671	$140,924	$167,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,123	94,710	87,400
Provision for uncollectible accounts	15,088	12,807	12,459
Loss on extinguishments of debt	13,349	38,117	—
Other, net	1,019	(2,812)	2,146
Net change in:
Accounts receivable	78,703	(65,578)	(47,865)
Inventories	53,061	(20,532)	(24,600)
Accounts payable	(34,577)	25,690	15,637
Other current assets	11,863	2,912	(4,378)
Other current liabilities	24,129	(37,387)	10,523
Net cash provided by operating activities	344,429	188,851	218,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(103,140)	(77,228)	(83,170)
Proceeds from disposals of assets	8,082	5,131	2,586
Acquisitions of businesses, net of cash acquired	(1,425,002)	(34,032)	(34,345)
Net cash used by investing activities	(1,520,060)	(106,129)	(114,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(271,839)	(171,821)	(161,626)
Proceeds from issuance of Common Units	276,562	—	—
Noncontrolling interest activity	(2,979)	(1,485)	(2,224)
(Decrease) increase in bank loans	(45,600)	4,500	91,000
Issuance of long-term debt	1,524,174	904,332	—
Repayment of long-term debt	(256,992)	(817,976)	(83,107)
Proceeds associated with equity based compensation plans, net of tax withheld	951	616	566
Capital contributions from General Partner	2,824	18	17
Net cash provided (used) by financing activities	1,227,101	(81,816)	(155,374)
Cash and cash equivalents increase (decrease)	$51,470	$906	$(51,487)
CASH AND CASH EQUIVALENTS:
End of year	$60,102	$8,632	$7,726
Beginning of year	8,632	7,726	59,213
Increase (decrease)	$51,470	$906	$(51,487)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$104,248	$66,269	$65,147

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

	Number of Common Units	Common	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling Interests	Total partners’ capital
Balance September 30, 2009	57,046,388	$367,708	$3,698	$(6,947)	$364,459	$11,866	$376,325
Net income		160,522	4,691		165,213	2,281	167,494
Net losses on derivative instruments				37,189	37,189	379	37,568
Reclassification of net losses on derivative instruments				(25,365)	(25,365)	(264)	(25,629)
Distributions		(156,971)	(4,655)		(161,626)	(2,224)	(163,850)
Unit-based compensation expense		1,312			1,312		1,312
Common Units issued in connection with employee plans, net of tax withheld	42,121	(351)	17		(334)		(334)
Balance September 30, 2010	57,088,509	372,220	3,751	4,877	380,848	12,038	392,886
Net income		132,101	6,422		138,523	2,401	140,924
Net gains on derivative instruments				22,050	22,050	225	22,275
Reclassification of net gains on derivative instruments				(31,887)	(31,887)	(356)	(32,243)
Distributions		(165,066)	(6,755)		(171,821)	(2,272)	(174,093)
Unit-based compensation expense		1,497			1,497		1,497
Common Units issued in connection with employee plans, net of tax withheld	35,787	(572)	18		(554)	787	233
Balance September 30, 2011	57,124,296	340,180	3,436	(4,960)	338,656	12,823	351,479
Net income		(2,094)	13,119		11,025	1,646	12,671
Net losses on derivative instruments				(85,699)	(85,699)	(874)	(86,573)
Reclassification of net losses on derivative instruments				47,090	47,090	479	47,569
Distributions		(256,112)	(15,727)		(271,839)	(3,992)	(275,831)
Unit-based compensation expense		6,832			6,832		6,832
Common Units issued in connection with the Heritage Acquisition	29,567,362	1,132,628			1,132,628		1,132,628
General Partner contribution of Common Units to AmeriGas OLP in connection with the Heritage Acquisition	(635,667)	(28,357)			(28,357)	28,357	—
General Partner contribution of Common Units to AmeriGas Partners, L.P. in connection with the Heritage Acquisition	(298,660)	(13,323)	13,323		—		—
Common Units issued in connection with public offering	7,000,000	276,562	2,800		279,362		279,362
General Partner contribution to AmeriGas Propane, L.P.					—	1,013	1,013
Common Units issued in connection with employee and director plans, net of tax withheld	44,016	(614)	24		(590)		(590)
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560

See accompanying notes to consolidated financial statements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Index to Notes:
Note 1 — Nature of Operations
Note 2 — Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Acquisitions
Note 5 — Quarterly Distributions of Available Cash
Note 6 — Debt
Note 7 — Employee Retirement Plans
Note 8 — Inventories
Note 9 — Property, Plant and Equipment
Note 10 — Goodwill and Intangible Assets
Note 11 — Partners’ Capital and Incentive Compensation Plans
Note 12 — Commitments and Contingencies
Note 13 — Related Party Transactions
Note 14 — Other Current Liabilities
Note 15 — Fair Value Measurements
Note 16 — Disclosures About Derivative Instruments and Hedging Activities
Note 17 — Other Income, Net
Note 18 — Quarterly Data (Unaudited)

Note 1 — Nature of Operations
AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and, as a result of the January 12, 2012, acquisition of Heritage Propane from Energy Transfer Partners, L.P. ("ETP") (see Note 4), also through AmeriGas OLP's principal operating subsidiaries Heritage Operating, L.P. ("HOLP") and Titan Propane LLC ("Titan LLC") through the date of Titan LLC's merger with and into AmeriGas OLP in August 2012 (the "Titan Merger"). AmeriGas OLP, HOLP, and Titan LLC (through the date of the Titan Merger) are collectively referred to herein as the “Operating Partnerships.” AmeriGas Partners, AmeriGas OLP and HOLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”
The Operating Partnerships are engaged in the distribution of propane and related equipment and supplies. The Operating Partnerships comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At September 30, 2012, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 39,477,103 publicly held Common Units and 29,567,362 Common Units held by ETP as a result of the acquisition of Heritage Propane. The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 99% limited partner interest in AmeriGas OLP.
AmeriGas Partners and the Operating Partnerships have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 13).

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
Principles of Consolidation. The consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as noncontrolling interest in the consolidated financial statements.
Finance Corps. AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are 100%-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners.
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
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. We did not have any derivative financial instruments categorized as Level 1 at September 30, 2012 or 2011.

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

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2012 or 2011.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. See Note 15 for additional information on fair value measurements.
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
A substantial portion of our derivative financial instruments are designated and qualify as cash flow hedges. For cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interests, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Cash flows from derivative financial instruments are included in cash flows from operating activities.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and related supplemental information required by GAAP, see Note 16.

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
Income Taxes. AmeriGas Partners and the Operating Partnerships are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to their individual partners. The Operating Partnerships have corporate subsidiaries which are directly subject to federal and state income taxes. Accordingly, our consolidated financial statements reflect income taxes related to these corporate subsidiaries. Legislation in certain states allows for taxation of partnerships’ income and the accompanying financial statements reflect state income taxes resulting from such legislation. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders. This is a result of (1) differences between the tax basis and financial reporting basis of assets and liabilities and (2) the taxable income allocation requirements of the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”) and the Internal Revenue Code.
Comprehensive Income (Loss). Comprehensive income (loss) comprises net income and other comprehensive income (loss). Other comprehensive income (loss) results from gains and losses on derivative instruments qualifying as cash flow hedges.
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
We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our business. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding 10 years once the installed software is ready for its intended use.
No depreciation expense is included in cost of sales on the Consolidated Statements of Operations.
Goodwill and Intangible Assets. In accordance with GAAP relating to intangible assets, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. We review identifiable intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are not amortized but are tested annually for impairment and written down to fair value as required.

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. We are required to recognize an impairment charge under GAAP if the carrying amount of the reporting unit exceeds its fair value and the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill. Fair value is estimated using a market value approach taking into account the market price of AmeriGas Partners Common Units. The Partnership adopted new accounting guidance regarding goodwill impairment during Fiscal 2012

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

which permits us, in certain circumstances, to perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value (see Note 3).

No provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2012, Fiscal 2011 or Fiscal 2010. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Income. For further information, see Note 10.
Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2012, Fiscal 2011 or Fiscal 2010.
Deferred Debt Issuance Costs. Included in other assets are net deferred debt issuance costs of $37,020 and $17,751 at September 30, 2012 and 2011, respectively. We are amortizing these costs over the terms of the related debt. The increase in deferred debt issuance costs during Fiscal 2012 largely resulted from the Partnership's issuance of debt to fund the acquisition of Heritage Propane (see Notes 4 and 6).
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, in excess of associated billings, are classified as customer deposits and advances on the Consolidated Balance Sheets.
Equity-Based Compensation. The General Partner may grant Common Unit awards (as further described in Note 11) to employees and non-employee Directors under its Common Unit plans, and employees of the General Partner may be granted stock options for UGI Common Stock. All of our equity-based compensation is measured at fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their estimated fair value at the grant date and remeasured as of the end of each period. For a further description of our equity-based compensation plans and related disclosures, see Note 11.
Environmental Matters. We are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. At September 30, 2012, the Partnership’s accrued liability for environmental investigation and cleanup costs was not material.
Allocation of Net Income. Net income attributable to AmeriGas Partners, L.P. for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distribution rights (“IDRs”) under the Partnership Agreement (see Note 5).
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
The following table sets forth the numerators and denominators of the basic and diluted income (loss) per limited partner unit computations:

	2012	2011	2010
Common Unitholders’ interest in net income attributable to AmeriGas
Partners under the two-class method for MLPs	$(9,156)	$131,482	$160,037
Weighted average Common Units outstanding — basic (thousands)	81,433	57,119	57,076
Potentially dilutive Common Units (thousands)	—	51	47
Weighted average Common Units outstanding — diluted (thousands)	81,433	57,170	57,123

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2012, Fiscal 2011 and Fiscal 2010 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.09, $0.01, and $0.01, respectively.
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

Note 3 — Accounting Changes
Adoption of New Accounting Standards
Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines on the basis of qualitative factors that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The new guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the new guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. We adopted the new guidance in the fourth quarter of Fiscal 2012.
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
Fair Value Measurements. In May 2011, the FASB issued new guidance on fair value measurements and related disclosure requirements. The new guidance results in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance became effective for our interim period ending March 31, 2012, and is required to be applied prospectively. The adoption of this accounting guidance did not have a material impact on our financial statements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

New Accounting Standard Not Yet Adopted
Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued new accounting guidance regarding disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014) and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

Note 4 — Acquisitions
On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,598,234, comprising $1,465,606 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of $1,132,628 (the “Heritage Acquisition”). The Acquisition Date cash consideration for the Heritage Acquisition was subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane (“Working Capital Adjustment”) and certain excess sales proceeds resulting from ETP's sale of HOLP's former cylinder exchange business (“HPX”). In April 2012, AmeriGas Partners paid $25,504 of additional cash consideration as a result of the Working Capital Adjustment and in June 2012, AmeriGas Partners received $18,911 in cash representing the excess cash proceeds from the sale of HPX. The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducted its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.
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
The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners (the “Issuers”), of $550,000 principal amount of 6.75% Senior Notes due May 2020 (the “6.75% Notes”) and $1,000,000 principal amount of 7.00% Senior Notes due May 2022 (the “7.00% Notes”). For further information on the 6.75% Notes and the 7.00% Notes, see Note 6.
The Consolidated Balance Sheet at September 30, 2012, reflects the final allocation of the purchase price to the assets acquired and liabilities assumed for the Heritage Propane business combination. The purchase price paid comprises AmeriGas Partners Common Units issued having a fair value of $1,132,628 and total net cash consideration of $1,472,199 including cash acquired of $60,748. The fair value of the AmeriGas Partners Common Units issued to ETP was based on the closing price on the Acquisition Date subject to a discount to reflect certain contractual transfer restrictions for a period of approximately twelve months. The purchase price allocation is as follows:

Assets acquired:
Current assets	$301,372
Property, plant & equipment	890,215
Customer relationships (estimated useful life of 15 years)	418,900
Trademarks and tradenames	91,100
Goodwill	1,217,717
Other assets	9,947
Total assets acquired	$2,929,251
Liabilities assumed:
Current liabilities	$(238,016)
Long-term debt	(62,927)
Other noncurrent liabilities	(23,481)
Total liabilities assumed	$(324,424)
Total	$2,604,827
Goodwill associated with the Heritage Acquisition principally results from synergies expected from combining the operations and from assembled workforce. We allocated the purchase price of the acquisition to identifiable intangible assets based on estimated fair values.  Tradenames and trademarks were valued using the relief from royalty method and customer relationships were valued using a discounted cash flow method. The relief from royalty method estimates our theoretical royalty savings from ownership of the tradenames and trademarks. Key assumptions used in this method include discount rates, royalty rates, growth rates and sales projections and are the assumptions most sensitive and susceptible to change as they require significant management judgment. The key assumptions used in the customer relationship discounted cash flow method include discount rates, growth rates and cash flow projections and are the assumptions most sensitive and susceptible to change as they require significant management judgment. We allocated the purchase price of the acquisition to property, plant and equipment based on estimated fair values primarily using replacement cost and market value methods.
Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses on the Consolidated Statements of Operations, totaled $5,252 for Fiscal 2012. The results of operations of Heritage Propane are included in the Partnership’s Consolidated Statements of Operations since the Acquisition Date. As a result of achieving planned strategic operating and marketing milestones, it is impracticable to determine the impact of the Heritage Propane operations on the revenues and earnings of the Partnership.

The following presents unaudited pro forma income statement and income per unit data as if the Heritage Acquisition had occurred on October 1, 2010:

	2012	2011
Revenues	$3,413,331	$3,968,695
Net income attributable to AmeriGas Partners	$30,977	$149,743
Income per limited partner unit:
Basic	$0.17	$1.07
Diluted	$0.17	$1.07
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

 Also, during Fiscal 2012, Fiscal 2011 and Fiscal 2010, AmeriGas OLP acquired a number of smaller domestic retail propane distribution businesses for total net cash consideration of $13,518, $34,032 and $34,345, respectively. In conjunction with these acquisitions, liabilities of $4,844 in Fiscal 2012, $9,487 in Fiscal 2011 and $8,956 in Fiscal 2010 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisitions. The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2012	2011	2010
Net current assets	$1,590	$2,462	$3,578
Property, plant and equipment	6,175	15,998	15,812
Goodwill	5,363	13,053	12,930
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	5,234	12,006	10,981
Total	$18,362	$43,519	$43,301

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
1.all cash on hand at the end of such quarter,
2.plus all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter,
3.less the amount of cash reserves established by the General Partner in its reasonable discretion.
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
Quarterly distributions of Available Cash per limited partner unit during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were as follows:

	2012	2011	2010
1st Quarter	$0.7400	$0.705	$0.670
2nd Quarter	0.7625	0.705	0.670
3rd Quarter	0.8000	0.740	0.705
4th Quarter	0.8000	0.740	0.705

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $19,719 in Fiscal 2012, $9,027 in Fiscal 2011 and $6,879 in Fiscal 2010. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2012, Fiscal 2011 and Fiscal 2010 of $13,008, $5,037 and $3,038, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 6 — Debt
Long-term debt comprises the following at September 30:

	2012	2011
AmeriGas Partners Senior Notes:
7.00%, due May 2022	$980,844	$—
6.75%, due May 2020	550,000	—
6.50%, due May 2021	270,001	470,000
6.25%, due August 2019	450,000	450,000
HOLP Senior Secured Notes	55,587	—
Other	21,637	13,522
Total long-term debt	2,328,069	933,522
Less: current maturities	(30,706)	(4,664)
Total long-term debt due after one year	$2,297,363	$928,858

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2013 — $30,038; Fiscal 2014 — $10,850; Fiscal 2015 — $8,867; Fiscal 2016 — $6,498; Fiscal 2017 — $4,555.
AmeriGas Partners Senior Notes. In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”) issued $550,000 principal amount of 6.75% Notes due May 2020 and $1,000,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016 and to redeem the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. On or prior to May 20, 2015, the Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of each of the 6.75% Notes and the 7.00% Notes with the proceeds of a registered public equity offering. The 6.75% Notes and the 7.00% Notes and the guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes. In connection with the Heritage Acquisition, AmeriGas Partners, AmeriGas Finance Corp., AmeriGas Finance LLC and UGI entered into a Contingent Residual Support Agreement ("CRSA") with ETP pursuant to which ETP will provide contingent, residual support of $1,500,000 of debt ("Supported Debt" as defined in the CRSA).
On March 28, 2012, AmeriGas Partners announced that holders of approximately $383,455 in aggregate principal amount of outstanding 6.50% Senior Notes due May 2021 (the “6.50% Notes”), representing approximately 82% of the total $470,000 principal amount outstanding, had validly tendered their notes in connection with the Partnership’s March 14, 2012, offer to purchase for cash up to $200,000 of the 6.50% Notes. Tendered 6.50% Notes in the amount of $199,999 were redeemed on March 28, 2012, at an effective price of 105% using an approximate proration factor of 52.3% of total notes tendered. During June 2012, AmeriGas Partners repurchased $19,156 aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net loss of $13,349 on these extinguishments of debt which amount is reflected on the Fiscal 2012 Consolidated Statement of Operations under the caption loss on extinguishments of debt.
In January 2011, AmeriGas Partners issued $470,000 principal amount of 6.50% Senior Notes due May 2021. The proceeds from the issuance of the 6.50% Senior Notes were used in February 2011 to repay AmeriGas Partners’ $415,000 principal amount of its 7.25% Senior Notes due May 15, 2015 pursuant to a tender offer and subsequent redemption. In addition, in February 2011, AmeriGas Partners redeemed the outstanding $14,640 principal amount of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss of $18,801 on these extinguishments of debt which amount is reflected on the Fiscal 2011 Consolidated Statement of Operations under the caption loss on extinguishments of debt.
In August 2011, AmeriGas Partners issued $450,000 principal amount of 6.25% Senior Notes due August 2019. The proceeds from the issuance of the 6.25% Senior Notes were used to repay $350,000 principal amount of AmeriGas Partners 7.125% Senior Notes due May 2016 pursuant to a tender offer and subsequent redemption. The Partnership incurred a loss of $19,316 on this extinguishment of debt which amount is reflected on the Fiscal 2011 Consolidated Statements of Operations under the caption loss on extinguishments of debt.
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
HOLP Senior Secured Notes. As a result of the Heritage Acquisition, the Partnership’s total long-term debt at September 30, 2012, includes $62,509 of Heritage Propane long-term debt including $55,587 of HOLP senior secured notes (including unamortized premium of $4,405). The face interest rates on the HOLP Notes range from 7.26% to 8.87% with an effective interest rate of 6.75%. The HOLP Senior Secured Notes are collateralized by HOLP's receivables, contracts, equipment, inventory, general intangibles, cash and HOLP capital stock.
AmeriGas OLP Credit Agreement. In June 2011, AmeriGas OLP entered into an unsecured credit agreement (the “2011 Credit Agreement”) with a group of banks providing for borrowings up to $325,000 (including a $100,000 sublimit for letters of credit). During Fiscal 2012, the 2011 Credit Agreement was amended to, among other things, increase the total amount available to $525,000, extend its expiration date to October 2016, and amend certain financial covenants as a result of the Heritage Acquisition.
The 2011 Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the 2011 Credit Agreement, plus a margin. The margin on base rate borrowings (which ranges from 0.75% to 1.75%), Eurodollar Rate borrowings (which ranges from 1.75% to 2.75%, and the 2011 Credit Agreement facility fee rate (which ranges from 0.30% to 0.50%) are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the 2011 Credit Agreement.
At September 30, 2012 and 2011, there were $49,900 and $95,500 of borrowings outstanding under the 2011 Credit Agreement, respectively, which amounts are reflected as bank loans on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under the 2011 Credit Agreement at September 30, 2012 and 2011 were 2.72% and 2.29%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the 2011 Credit Agreement totaled $47,906 and $35,678 at September 30, 2012 and 2011, respectively.
Restrictive Covenants. The AmeriGas Partners Senior Notes restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets. Under the Senior Notes indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. These conditions include:
1.no event of default exists or would exist upon making such distributions and
2.the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75-to-1.
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $75,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2012, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

At September 30, 2012, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $3,200,000.

Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $10,716 in Fiscal 2012, $7,421 in Fiscal 2011 and $7,517 in Fiscal 2010.
The General Partner also sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to limitations imposed by the Internal Revenue Service. Costs associated with these plans were not material in Fiscal 2012, Fiscal 2011 and Fiscal 2010.

Note 8 — Inventories
Inventories comprise the following at September 30:

	2012	2011
Propane gas	$131,990	$115,211
Materials, supplies and other	24,259	17,552
Appliances for sale	7,497	3,052
Total inventories	$163,746	$135,815

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2012	2011
Land	$148,068	$68,793
Buildings and improvements	168,250	103,735
Transportation equipment	213,762	80,012
Storage facilities	230,181	141,680
Equipment, primarily cylinders and tanks	1,778,690	1,171,418
Other, including construction in process	35,802	23,244
Gross property, plant and equipment	2,574,753	1,588,882
Less accumulated depreciation and amortization	(1,075,528)	(943,127)
Net property, plant and equipment	$1,499,225	$645,755

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 10 — Goodwill and Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following at September 30:

	2012	2011
Goodwill (not subject to amortization)	$1,914,808	$691,910
Intangible assets:
Customer relationships and noncompete agreements	$505,367	$77,213
Trademarks and tradenames (not subject to amortization)	91,100	—
Gross carrying amount	596,467	77,213
Accumulated amortization	(60,471)	(35,671)
Intangible assets, net	$535,996	$41,542

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2010	$678,721
Goodwill acquired	13,053
Purchase accounting adjustments	136
Balance September 30, 2011	691,910
Goodwill acquired	1,223,080
Purchase accounting adjustments	(182)
Balance September 30, 2012	$1,914,808

We amortize customer relationships and noncompete intangibles over their estimated period of benefit which do not exceed 15 years. Amortization expense of intangible assets was $30,649 in Fiscal 2012, $8,055 in Fiscal 2011 and $6,016 in Fiscal 2010. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2013 — $38,855; Fiscal 2014 — $37,554; Fiscal 2015 — $35,362; Fiscal 2016 — $34,190; Fiscal 2017 — $32,111. There were no accumulated impairment losses at September 30, 2012.

Note 11 — Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units.
On March 21, 2012, AmeriGas Partners sold 7,000,000 Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of the public offering totaling $276,562 and the associated capital contributions from the General Partner totaling $2,800 were used to redeem $199,999 of the 6.50% Notes pursuant to a tender offer (see Note 6), to reduce Partnership bank loan borrowings and for general corporate purposes.
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $8,373, $3,257 and $3,127 in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
Under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. (“2010 Propane Plan”), the General Partner may award to employees and non-employee directors grants of Common Units (comprising AmeriGas Performance Units and AmeriGas Stock Units), options, phantom units, unit appreciation rights and other Common Unit-based awards. The total aggregate number of Common Units that may be issued under the Plan is 2,800,000. The exercise price for options may not be less than the fair market value on the date of grant. Awards granted under the 2010 Propane Plan may vest immediately or ratably over a period of years, and options can be exercised no later than ten years from the grant date. In addition, the 2010 Propane Plan provides that Common Unit-based awards may also provide for the crediting of Common Unit distribution equivalents to participants’ accounts.
The 2010 Propane Plan succeeded the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”),

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

which expired on December 31, 2009, and replaced the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees (“Nonexecutive Propane Plan”). Under the 2000 Propane Plan, the General Partner could award to key employees the right to receive AmeriGas Performance Units or cash equivalent to the fair market value of such AmeriGas Performance Units. In addition, the 2000 Propane Plan authorizes the crediting of Common Unit distribution equivalents to participants’ accounts. Under the Nonexecutive Propane Plan, the General Partner could grant awards to key employees who did not participate in the 2000 Propane Plan. Generally, awards under the Nonexecutive Propane Plan vest at the end of a three-year period and are paid in Common Units and cash. No additional grants will be made under the 2000 Propane Plan and the Nonexecutive Propane Plan.
Recipients of AmeriGas Performance Units are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target number based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a peer group. Grantees of AmeriGas Performance Units will not be paid if AmeriGas Partners’ TUR is below the 40th percentile of the peer group. At the 40th percentile, the grantee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings. Any Common Unit distribution equivalents earned are paid in cash. Generally, except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
As a result of the Heritage Acquisition, certain Heritage Propane employees were awarded AmeriGas Performance Units, AmeriGas Stock Units (in the form of phantom units), or a combination of AmeriGas Performance Units and AmeriGas Stock Units. The terms of the Performance Unit awards granted to Heritage Propane employees are generally the same as those described above. The AmeriGas Stock Units awards granted to Heritage employees vest in tranches with certain awards beginning to vest in January 2013 through January 2016. Certain of the AmeriGas Stock Unit awards provide for accelerated vesting under certain conditions. Under certain conditions, all or a portion of these awards could be forfeited. The AmeriGas Stock Unit awards granted to Heritage Propane employees provide for the crediting of distribution equivalents to participants' accounts.
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
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2012	2011	2010
Risk-free rate	0.4%	1.0%	1.7%
Expected life	3 years	3 years	3 years
Expected volatility	23.0%	34.6%	35.0%
Dividend Yield	6.4%	5.8%	6.8%

The General Partner granted awards under the 2010 Propane Plan representing 248,818, 49,287 and 57,750 Common Units in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, having weighted-average grant date fair values per Common Unit subject to award of $43.22, $53.19 and $41.39, respectively. At September 30, 2012, 2,517,419 Common Units were available for future award grants under the 2010 Propane Plan.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2012:

	Total		Vested		Non-Vested
	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2011	155,356	$41.79	62,638	$38.20	92,718	$44.22
AmeriGas Performance Units:
Granted	55,150	$48.28	8,665	$48.28	46,485	$48.28
Forfeited	(15,068)	$50.37	—	$—	(15,068)	$50.37
Vested	—	$—	36,833	$39.28	(36,833)	$39.28
Performance criteria not met	(48,633)	$32.17	(48,633)	$32.17	—	$—
AmeriGas Stock Units:
Granted	193,668	$41.77	66,244	$41.81	127,424	$41.76
Forfeited	(10,360)	$41.42	—	$—	(10,360)	$41.42
Vested	—	$—	6,050	$35.05	(6,050)	$35.05
Awards paid	(66,146)	$40.72	(66,146)	$40.72	—	$—
September 30, 2012	263,967	$44.70	65,651	$45.42	198,316	$44.47

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Partnership paid AmeriGas Common Unit-based awards in Common Units and cash as follows:

	2012 (a)	2011	2010
Number of Common Units subject to original Awards granted	60,200	41,064	49,650
Fiscal year granted	2009	2008	2007
Payment of Awards:
AmeriGas Partners Common Units issued	3,500	35,787	42,121
Cash paid	$87	$1,196	$1,219
(a) In addition, 40,516 AmeriGas Stock Units and $893 in cash were paid to Heritage Propane employees associated with awards granted in Fiscal 2012.

As of September 30, 2012, there was $1,037 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2012, there was a total of approximately $3,015 of unrecognized compensation cost associated with 263,967 Common Units subject to award that is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of Common Unit-based awards that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $5,090, $2,049 and $1,978, respectively. As of September 30, 2012 and 2011, total liabilities of $1,148 and $1,198 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid out in AmeriGas Partners Common Units.

Note 12 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $61,075 in Fiscal 2012, $55,533 in Fiscal 2011 and $54,513 in Fiscal 2010.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2013	$64,261
2014	51,007
2015	41,609
2016	32,526
2017	25,332
Thereafter	76,171
Total minimum operating lease payments	$290,906

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2012, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $14,000. The fair values of residual lease guarantees were not material at September 30, 2012.
The Partnership enters into fixed-price and variable-price contracts with suppliers to purchase a portion of its propane supply requirements. Obligations under these contracts existing at September 30, 2012, are: Fiscal 2013 - $141,402; Fiscal 2014 - $87,043; Fiscal 2015 - $87,692; Fiscal 2016 - $3,162.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Contingencies
Environmental Matters
Saranac Lake. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York, on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by DEC, the extent of the contamination, and the possible existence of other potentially responsible parties. The Partnership communicated the results of its research to DEC in January 2009 and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
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
Titan LLC Claremont, Chestertown and Bennington. In connection with the Heritage Acquisition on January 12, 2012, a predecessor of Titan LLC is purportedly the beneficial holder of title with respect to three former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites.
Claremont, New Hampshire and Chestertown, Maryland. By letter dated September 30, 2010, the EPA notified Titan LLC that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

contamination at a former MGP in Chestertown, Maryland, and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
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
Other Matters
Cylinder Investigation. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California as a result of the Partnership's decision in 2008 to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds. At that time, the District Attorneys issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena sought additional information and documents regarding AmeriGas OLP’s cylinder exchange program and we responded to that subpoena. In connection with this matter, the District Attorneys have alleged potential violations of California’s antitrust laws, California's slack-fill law, and California's principal false advertising statute. We believe we have strong defenses to these allegations.
Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission ("FTC") is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requests documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership believes that it will have good defenses to any claims that may result from this investigation. We are not able to assess the financial impact this investigation or any related claims may have on the Partnership.
Purported Class Action Lawsuit. In 2005, Samuel and Brenda Swiger (the “Swigers”) filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia, against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In this lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Court has not certified the class and, in October 2008, stayed the lawsuit pending resolution of a separate, but related class action lawsuit filed against AmeriGas OLP in Monongalia County, which was settled in Fiscal 2011. We believe we have good defenses to the claims in this action.
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

Note 13 — Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $374,899 in Fiscal 2012, $363,392 in Fiscal 2011, and $350,246 in Fiscal 2010, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $10,138 in Fiscal 2012, $10,805 in Fiscal 2011 and $10,757 in Fiscal 2010. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3,760 in Fiscal 2012, $3,184 in Fiscal 2011 and $2,296 in Fiscal 2010.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $359, $4,073 and $39,807 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Fiscal 2010 propane purchases also reflect purchases made from a former subsidiary of Energy Services under a propane sales agreement.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material in Fiscal 2012, Fiscal 2011 or Fiscal 2010.

Note 14 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2012	2011
Litigation, property and casualty liabilities	$38,581	$8,515
Taxes other than income taxes	16,737	8,918
Propane exchange liabilities	13,404	20,346
Deferred tank fee revenue	24,296	14,371
Other	16,216	12,945
Total other current liabilities	$109,234	$65,095

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 15 — Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2012 and 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$2,089	$—	$2,089
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(42,598)	$—	$(42,598)

September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$864	$—	$864
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(7,248)	$—	$(7,248)

The fair values of our non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity.
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,328,069 and $2,493,053, respectively. At September 30, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $933,522 and $900,297, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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

Note 16 — Disclosures About Derivative Instruments and Hedging Activities
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At September 30, 2012 and 2011, there were 231.4 million gallons and 138.0 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts. At September 30, 2012, the maximum period over which we are hedging propane market price risk is 26 months with a weighted average of 5 months. In addition, the Partnership from time to time enters into price swap agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers.
We account for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At September 30, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $43,740.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There were no settled or unsettled amounts relating to IRPAs at September 30, 2012.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2012. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of September 30, 2012 and 2011:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value September 30,		Balance Sheet	Fair Value September 30,
	Location	2012	2011	Location	2012	2011
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$2,089	$864	Derivative financial instruments and Other noncurrent liabilities	$(42,598)	$(7,248)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	—	—		—	—
Total Derivatives		$2,089	$864		(42,598)	(7,248)

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest			Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income			Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2012	2011	2010	2012	2011	2010
Cash Flow Hedges:
Propane contracts	$(86,573)	$22,275	$35,829	$(47,569)	$35,292	$38,360	Cost of sales
Interest rate contracts	—	—	1,739	—	(3,049)	(12,731)	Interest expense
Total	$(86,573)	$22,275	$37,568	$(47,569)	$32,243	$25,629

	Loss			Location of Loss Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011	2010
Propane contracts	$(14,883)	$—	$—	Cost of sales

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for Fiscal 2012, Fiscal 2011 or Fiscal 2010. During Fiscal 2012, the Partnership entered into propane swap and put option contracts to reduce short-term volatility in propane prices associated with a portion of its forecasted propane purchases during the months of April 2012 to August 2012. These contracts did not qualify for hedge accounting treatment and the change in fair value was recorded through cost of sales in the Consolidated Statements of Income. Net realized losses recognized in income related to these contracts are included in the table above under the caption “derivatives not designated as hedging instruments.”

As a result of the Partnership’s refinancing of its 7.125% Senior Notes (see Note 7), during the three months ended September

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

30, 2011, the Partnership discontinued cash flow hedge accounting for settled but unamortized IRPA losses associated with the 7.125% Senior Notes and recorded a loss of $2,556 which amount is included in loss on extinguishments of debt on the Fiscal 2011 Consolidated Statement of Operations. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150,000 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of its then-existing credit agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated long-term debt issuance and recorded a $12,193 loss which is reflected in other income, net, on the Fiscal 2010 Consolidated Statement of Operations.
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

17 — Other Income, Net
Other income, net, comprises the following:

	2012	2011	2010
Gains on sales of fixed assets	$3,169	$2,222	$1,470
Finance charges	18,841	15,111	11,346
Losses on IRPAs	—	—	(12,193)
Other	4,511	8,230	7,081
Total other income, net	$26,521	$25,563	$7,704

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 18 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,		September 30,
	2011	2010	2012 (a)	2011 (b)	2012	2011	2012	2011 (c)
Revenues	$683,812	$700,220	$1,155,574	$906,776	$571,945	$470,830	$510,285	$460,133
Operating income (loss)	$60,096	$91,575	$195,047	$154,626	$(48,288)	$6,681	$(36,263)	$(9,933)
Gain (loss) on extinguishments of debt	$—	$—	$(13,379)	$(18,801)	$30	$—	$—	$(19,316)
Net income (loss)	$43,113	$75,781	$135,859	$119,549	$(89,903)	$(9,101)	$(76,398)	$(45,305)
Net income (loss) attributable to AmeriGas Partners, L.P.	$42,525	$74,868	$133,885	$118,002	$(89,382)	$(9,152)	$(76,003)	$(45,195)
Income (loss) per limited partner unit (d):
Basic	$0.55	$1.07	$1.26	$1.45	$(1.00)	$(0.19)	$(0.86)	$(0.81)
Diluted	$0.55	$1.06	$1.26	$1.45	$(1.00)	$(0.19)	$(0.86)	$(0.81)

(a)	Includes loss on extinguishment of debt which decreased net income and net income attributable to AmeriGas Partners, L.P. by $13,379 (see Note 6).

(b)	Includes loss on extinguishment of debt which decreased net income and net income attributable to AmeriGas Partners, L.P. by $18,801 (see Note 6).

(c)	Includes loss on extinguishment of debt which increased net loss and net loss attributable to AmeriGas Partners, L.P. by $19,316 (see Note 6).

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

	December 31,		March 31,
Quarter ended:	2011	2010	2012	2011
Decrease in income per limited partner unit	$(0.16)	$(0.22)	$(0.30)	$(0.58)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash	$708	$2,481
Accounts receivable — related party	3,108	179
Prepaids and other current assets	1,154	1,078
Total current assets	4,970	3,738
Investment in AmeriGas Propane, L.P.	3,693,018	1,254,840
Other assets	31,198	15,087
Total assets	$3,729,186	$1,273,665

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable and other liabilities	503	97
Accrued interest	48,730	14,912
Total current liabilities	49,233	15,009
Long-term debt	2,250,845	920,000
Commitments and contingencies
Partners’ capital:
Common unitholders	1,455,702	340,180
General partner	16,975	3,436
Accumulated other comprehensive loss	(43,569)	(4,960)
Total partners’ capital	1,429,108	338,656
Total liabilities and partners’ capital	$3,729,186	$1,273,665

Commitments and Contingencies:
There are no scheduled principal repayments of long-term debt during the next five fiscal years.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year Ended September 30,
	2012	2011	2010
Operating (expenses) income, net	$(3,568)	$75	$(280)
Loss on extinguishments of debt	(13,349)	(38,117)	—
Interest expense	(133,372)	(58,701)	(58,003)
Loss before income taxes	(150,289)	(96,743)	(58,283)
Income tax expense	3	7	30
Loss before equity in income of AmeriGas Propane, L.P.	(150,292)	(96,750)	(58,313)
Equity in income of AmeriGas Propane, L.P.	161,317	235,273	223,526
Net income	$11,025	$138,523	$165,213
General partner’s interest in net income	$13,119	$6,422	$4,691
Limited partners’ interest in net income	$(2,094)	$132,101	$160,522
(Loss) income per limited partner unit — basic and diluted:	$(0.11)	$2.30	$2.80
Average limited partner units outstanding — basic (thousands)	81,433	57,119	57,076
Average limited partner units outstanding — diluted (thousands)	81,433	57,170	57,123

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2012	2011	2010
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$170,598	$156,523	$160,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(1,411,451)	—	—
Contributions to AmeriGas Propane, L.P.	(60,748)	(77,135)	—
Net cash used by investing activities	(1,472,199)	(77,135)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(271,839)	(171,821)	(161,626)
Issuance of long-term debt	1,524,174	904,210	—
Repayments of long-term debt	(232,844)	(810,232)	—
Proceeds from issuance of Common Units in public unit offering	276,562	—	—
Proceeds associated with equity based compensation plans, net of tax withheld	951	616	566
Capital contribution from General Partner	2,824	18	17
Net cash provided (used) by financing activities	1,299,828	(77,209)	(161,043)
(Decrease) increase in cash and cash equivalents	$(1,773)	$2,179	$(663)
CASH AND CASH EQUIVALENTS:
End of year	$708	$2,481	$302
Beginning of year	2,481	302	965
(Decrease) increase	$(1,773)	$2,179	$(663)

(a)	Includes cash distributions received from AmeriGas Propane, L.P. of $334,527, $222,635 and $217,950 for the years ended September 30, 2012, 2011 and 2010, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2012
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,181	$15,088	$(15,052)	(1)	$17,217
Other reserves:
Property and casualty liability	$52,449	$25,423	$(24,776)	(3)	$85,575	(5)
			32,479	(2)

Environmental, litigation and other	$11,944	$1,192	$(2,450)	(3)	$22,911
			12,566	(2)
			(341)	(4)
Year Ended September 30, 2011
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$15,290	$12,807	$(10,916)	(1)	$17,181
Other reserves:
Property and casualty liability	$57,708	$7,364	$(16,242)	(3)	$52,449	(5)
			3,619	(4)
Environmental, litigation and other	$26,597	$4,512	$(20,960)	(3)	$11,944
			1,795	(4)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2010
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$13,239	$12,459	$(10,408)	(1)	$15,290
Other reserves:
Property and casualty liability	$62,658	$12,308	$(22,866)	(3)	$57,708	(5)
			5,608	(4)
Environmental, litigation and other	$21,660	$6,213	$(1,183)	(3)	$26,597
			(93)	(4)

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Acquisitions

(3)	Payments, net of any refunds

(4)	Other adjustments, primarily reclassifications and refunds

(5)
At September 30, 2012, 2011, and 2010, the Partnership had insurance indemnification receivables associated with its property and casualty liabilities totaling $14,589, $3,129, and $6,329, respectively.

EXHIBIT INDEX

Exhibit No.	Description
10.29	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, John S. Iannarelli and R. Paul Grady

10.31	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2012

10.39
Credit Agreement dated as of June 21, 2011, as amended through and including Amendment No. 4 thereto dated April 18, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the financial institutions from time to time party thereto.

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