Form 10-Q
period 2012-12-31
AMERIGAS PARTNERS LP
filed 2013-02-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2013, there were 92,816,905 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2012	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$117,630	$60,102	$58,756
Accounts receivable (less allowances for doubtful accounts of $20,020, $17,217 and $18,438, respectively)	377,581	266,677	309,853
Accounts receivable - related parties	1,594	970	1,359
Inventories	174,410	163,746	160,004
Derivative financial instruments	1,043	1,478	20
Prepaid expenses and other current assets	23,048	30,395	14,355
Total current assets	695,306	523,368	544,347
Property, plant and equipment (less accumulated depreciation and amortization of $1,113,802, $1,075,528 and $964,403, respectively)	1,485,710	1,499,225	645,158
Goodwill	1,914,827	1,914,808	692,166
Intangible assets, net	526,153	535,996	40,007
Other assets	43,779	43,934	22,501
Total assets	$4,665,775	$4,517,331	$1,944,179
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$28,347	$30,706	$4,178
Bank loans	177,200	49,900	226,000
Accounts payable - trade	232,584	170,424	206,338
Accounts payable - related parties	910	2,012	1,887
Customer deposits and advances	143,687	167,614	67,405
Derivative financial instruments	28,284	42,347	16,364
Other current liabilities	172,865	207,842	94,702
Total current liabilities	783,877	670,845	616,874
Long-term debt	2,294,704	2,297,363	928,108
Other noncurrent liabilities	85,911	80,563	61,486
Total liabilities	3,164,492	3,048,771	1,606,468
Commitments and contingencies (note 7)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,812,417, 92,801,347 and 57,127,796, respectively)	1,473,774	1,455,702	338,880
General partner	17,156	16,975	3,419
Accumulated other comprehensive loss	(29,185)	(43,569)	(17,265)
Total AmeriGas Partners, L.P. partners’ capital	1,461,745	1,429,108	325,034
Noncontrolling interest	39,538	39,452	12,677
Total partners’ capital	1,501,283	1,468,560	337,711
Total liabilities and partners’ capital	$4,665,775	$4,517,331	$1,944,179

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended December 31,
	2012	2011
Revenues:
Propane	$797,059	$637,283
Other	79,588	46,529
	876,647	683,812
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	429,563	429,980
Cost of sales - other (excluding depreciation shown below)	22,521	13,828
Operating and administrative expenses	243,517	159,910
Depreciation	38,323	20,931
Amortization	11,028	3,257
Other income, net	(8,171)	(4,190)
	736,781	623,716
Operating income	139,866	60,096
Interest expense	(41,196)	(16,533)
Income before income taxes	98,670	43,563
Income tax expense	(627)	(450)
Net income	98,043	43,113
Less: net income attributable to noncontrolling interest	(1,378)	(588)
Net income attributable to AmeriGas Partners, L.P.	$96,665	$42,525

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$5,219	$1,991
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$91,446	$40,534
Income per limited partner unit - basic and diluted:
Basic	$0.93	$0.55
Diluted	$0.93	$0.55
Average limited partner units outstanding (thousands):
Basic	92,820	57,133
Diluted	92,902	57,193
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2012	2011
Net income	$98,043	$43,113
Other comprehensive income (loss):
Net losses on derivative instruments	(2,693)	(14,153)
Reclassifications of net losses on derivative instruments	17,224	1,722
Other comprehensive income (loss)	14,531	(12,431)
Total comprehensive income	112,574	30,682
Less: comprehensive income attributable to noncontrolling interest	(1,525)	(462)
Comprehensive income attributable to AmeriGas Partners, L.P.	$111,049	$30,220
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,043	$43,113
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	49,351	24,188
Provision for uncollectible accounts	4,091	3,125
Net change in realized gains and losses deferred as cash flow hedges	(798)	(2,304)
Other, net	642	55
Net change in:
Accounts receivable	(115,620)	(79,556)
Inventories	(10,664)	(23,994)
Accounts payable	61,057	49,608
Other current assets	(3,532)	(481)
Other current liabilities	(42,084)	(25,602)
Net cash provided (used) by operating activities	40,486	(11,848)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(26,489)	(21,603)
Proceeds from disposals of assets	1,793	993
Acquisitions of businesses, net of cash acquired	—	(1,273)
Net cash used by investing activities	(24,696)	(21,883)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(79,293)	(44,283)
Noncontrolling interest activity	(1,439)	(608)
Increase in bank loans	127,300	130,500
Repayments of long-term debt	(4,855)	(1,908)
Proceeds associated with equity-based compensation plans, net of tax withheld	18	153
Capital contributions from General Partner	7	1
Net cash provided by financing activities	41,738	83,855
Cash and cash equivalents increase	$57,528	$50,124
CASH AND CASH EQUIVALENTS:
End of period	$117,630	$58,756
Beginning of period	60,102	8,632
Increase	$57,528	$50,124
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2012:
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560
Net income		91,446	5,219		96,665	1,378	98,043
Net losses on derivative instruments				(2,666)	(2,666)	(27)	(2,693)
Reclassification of net losses on derivative instruments				17,050	17,050	174	17,224
Distributions		(74,248)	(5,045)		(79,293)	(1,439)	(80,732)
Unit-based compensation expense		856			856		856
Common Units issued in connection with incentive compensation plans, net of tax withheld	11,070	18	7		25		25
Balance December 31, 2012	92,812,417	$1,473,774	$17,156	$(29,185)	$1,461,745	$39,538	$1,501,283
	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2011:
Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479
Net income		40,534	1,991		42,525	588	43,113
Net losses on derivative instruments				(14,010)	(14,010)	(143)	(14,153)
Reclassification of net losses on derivative instruments				1,705	1,705	17	1,722
Distributions		(42,274)	(2,009)		(44,283)	(608)	(44,891)
Unit-based compensation expense		287			287		287
Common Units issued in connection with incentive compensation plans, net of tax withheld	3,500	153	1		154		154
Balance December 31, 2011	57,127,796	$338,880	$3,419	$(17,265)	$325,034	$12,677	$337,711
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

1.	Nature of Operations

AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and through AmeriGas OLP’s principal operating subsidiary Heritage Operating, L.P. (“HOLP”). AmeriGas OLP and HOLP are collectively referred to herein as the “Operating Partnerships.” AmeriGas Partners, AmeriGas OLP and HOLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnerships and all of their subsidiaries are collectively referred to herein as the “Partnership” or “we.” The Operating Partnerships are engaged in the distribution of propane and related equipment and supplies. The Operating Partnerships comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At December 31, 2012, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 39,488,173 publicly held Common Units and 29,567,362 Common Units held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP’s propane operations (“Heritage Propane”) (see Note 4). The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.
AmeriGas Partners and the Operating Partnerships have no employees. Our operations are conducted by employees of the General Partner. The General Partner provides management and administrative services to Heritage Operating GP, LLC(“HOLP GP”), the general partner of HOLP, under a management services agreement.
The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 6).

2.	Significant Accounting Policies

The condensed consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries principally comprising the Operating Partnerships. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as noncontrolling interest in the condensed consolidated financial statements.
AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are 100%-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners. The 6.75% and 7.00% Senior Notes are fully and unconditionally guaranteed on a senior secured basis by AmeriGas Partners.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2012, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2012 (“Partnership’s 2012 Annual Financial Statements and Notes”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended December 31,
	2012	2011
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method of MLPs	$86,241	$31,660
Weighted average Common Units outstanding—basic (thousands)	92,820	57,133
Potentially dilutive Common Units (thousands)	82	60
Weighted average Common Units outstanding—diluted (thousands)	92,902	57,193
Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2012 and 2011, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.06 and $0.16, respectively.
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
New Accounting Standard Not Yet Adopted
Disclosures about Offsetting Assets and Liabilities. In December 2011, the Financial Accounting Standards Board issued new accounting guidance regarding disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014), and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

4.	Acquisition of Heritage Propane
On January 12, 2012, AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,604,827, comprising $1,472,199 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of $1,132,628 (the “Heritage Acquisition”). The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP, and Heritage ETC, L.P. For additional information on the Heritage Acquisition, see Note 4 to the Partnership’s 2012 Annual Financial Statements and Notes.

The following presents unaudited pro forma income statement and income per unit data as if the Heritage Acquisition had occurred on October 1, 2011:

	Three Months Ended December 31,
	2012 (As Reported)	2011 (Pro Forma)
Revenues	$876,647	$1,106,198
Net income attributable to AmeriGas Partners, L.P.	$96,665	$58,312
Income per limited partner unit:
Basic	$0.93	$0.64
Diluted	$0.93	$0.64
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

5.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	December 31, 2012	September 30, 2012	December 31, 2011
Goodwill (not subject to amortization)	$1,914,827	$1,914,808	$692,166
Intangible assets:
Customer relationships and noncompete agreements	$505,367	$505,367	$77,904
Trademarks and tradenames (not subject to amortization)	91,100	91,100	—
Gross carrying amount	596,467	596,467	77,904
Accumulated amortization	(70,314)	(60,471)	(37,897)
Intangible assets, net	$526,153	$535,996	$40,007
Amortization expense of intangible assets was $9,844 and $2,226 for the three months ended December 31, 2012 and 2011, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of December 31, 2012, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2013 and the next four fiscal years is as follows: remainder of Fiscal 2013 — $29,011; Fiscal 2014 — $37,554; Fiscal 2015 — $35,362; Fiscal 2016 — $34,190; Fiscal 2017 — $32,111.

6.	Related Party Transactions
Pursuant to the Partnership Agreement and a management services agreement among HOLP GP, HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf. These costs, which totaled $139,797 for the three months ended December 31, 2012, and $90,741 for the three months ended December 31, 2011, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,892 during the three months ended December 31, 2012, and $2,267 during the three months ended December 31, 2011. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $1,564 for the three months ended December 31, 2012, and $902 for the three months ended December 31, 2011.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The prices for any such propane purchased are generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three months ended December 31, 2012 or 2011.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material during the periods presented.

7.	Commitments and Contingencies
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
Claremont, New Hampshire and Chestertown, Maryland. In connection with the Heritage Acquisition on January 12, 2012, a predecessor of Titan Propane, LLC (“Titan LLC”), a former subsidiary acquired in the Heritage Acquisition, is purportedly the beneficial holder of title with respect to two former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites. By letter dated September 30, 2010, the EPA notified Titan LLC that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
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

8.	Fair Value Measurements

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2012, September 30, 2012 and December 31, 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$3,108	$—	$3,108
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(28,290)	$—	$(28,290)
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$2,089	$—	$2,089
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(42,598)	$—	$(42,598)
December 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$27	$—	$27
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(16,538)	$—	$(16,538)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 31, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,323,051 and $2,541,466, respectively. At December 31, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $932,286 and $925,236, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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

9.	Disclosures About Derivative Instruments and Hedging Activities

The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Because most of our derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At December 31, 2012 and 2011, there were 200.3 million gallons and 125.4 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts that qualify for hedge accounting treatment. At December 31, 2012, the maximum period over which we are hedging propane market price risk is 23 months with a weighted average of 5 months. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers which are generally not designated as hedges for accounting purposes.
We account for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At December 31, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $31,611.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

interest rate risk, until earnings are affected by the hedged interest expense. There are no settled or unsettled amounts relating to IRPAs at December 31, 2012.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2012. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of December 31, 2012 and 2011:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2012	2011		2012	2011
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	$3,108	$27	Derivative financial instruments and other noncurrent liabilities	$(28,290)	$(16,538)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	—	—	Derivative financial instruments and other noncurrent liabilities	—	—
Total Derivatives		$3,108	$27		$(28,290)	$(16,538)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three months ended December 31, 2012 and 2011:
Three Months Ended December 31,:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2012	2011	2012	2011
Cash Flow Hedges:
Propane contracts	$(2,693)	$(14,153)	$(17,224)	$(1,722)	Cost of sales

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The amounts of derivative gains or losses representing ineffectiveness were not material for the three months ended December 31, 2012 and 2011.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders and contracts which provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sales exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

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
These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2012 (“2012 three-month period”) with the three months ended December 31, 2011 (“2011 three-month period”).
Executive Overview
Net income attributable to AmeriGas Partners for the 2012 three-month period was $96.7 million compared with net income attributable to AmeriGas Partners for the 2011 three-month period of $42.5 million. Results in the 2012 three-month period include the operations of Heritage Propane which was acquired by the Partnership on January 12, 2012. Average temperatures in the 2012 three-month period based upon heating degree days in our service territories were approximately 9% warmer than normal and slightly colder than in the prior year. Weather for the month of December was 13.1% warmer than normal and 1.5% warmer than last year. Retail propane gallons sold were nearly 59% greater reflecting the effects of the operations of Heritage Propane. Results for the 2012 three-month period include $5.5 million of transition costs associated with the Heritage Acquisition while the prior-year period includes $3.7 million of acquisition costs associated with Heritage Propane.

AMERIGAS PARTNERS, L.P.

2012 three-month period compared with 2011 three-month period

Three Months Ended December 31,	2012	2011	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	350.7	220.9	129.8	58.8%
Wholesale	26.3	34.9	(8.6)	(24.6)%
	377.0	255.8	121.2	47.4%
Revenues:
Retail propane	$769.5	$582.8	$186.7	32.0%
Wholesale propane	27.5	54.5	(27.0)	(49.5)%
Other	79.6	46.5	33.1	71.2%
	$876.6	$683.8	$192.8	28.2%
Total margin (a)	$424.6	$240.0	$184.6	76.9%
EBITDA (b)	$187.8	$83.7	$104.1	124.4%
Operating income (b)	$139.9	$60.1	$79.8	132.8%
Net income attributable to AmeriGas Partners	$96.7	$42.5	$54.2	127.5%
Heating degree days — % (warmer) than normal (c)	(9.0)%	(11.9)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended December 31, 2012 and 2011, includes acquisition and transition expenses of $5.5 million and $3.7 million, respectively, associated with Heritage Propane.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended December 31,
(millions of dollars)	2012	2011
Net income attributable to AmeriGas Partners	$96.7	$42.5
Income tax expense	0.6	0.5
Interest expense	41.2	16.5
Depreciation	38.3	20.9
Amortization	11.0	3.3
EBITDA	$187.8	$83.7

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.

Results for the 2012 three-month period reflect the operations of Heritage Propane acquired in January 2012. Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2012 three-month period averaged approximately 9.0% warmer than normal but 3.4% colder than the 2011 three-month period. Our retail gallons sold were 129.8 million gallons greater than in the prior-year period principally reflecting the impact of the Heritage Propane operations.
Retail propane revenues increased $186.7 million during the 2012 three-month period reflecting the higher retail volumes sold ($342.5 million) partially offset by a decline in average retail selling prices ($155.8 million) the result of lower propane product costs. Wholesale propane revenues declined $27.0 million principally reflecting lower wholesale volumes sold ($13.4 million) and lower average wholesale propane selling prices ($13.6 million). Average daily wholesale propane commodity prices during the 2012 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 38% lower than such prices during the prior-year three-month period. Total revenues from fee income and other ancillary sales and services in the 2012 three-month period were $33.1 million higher than in the 2011 three-month period principally reflecting such revenues from Heritage Propane. Total cost of sales increased $8.3 million principally reflecting the effects of the greater retail volumes sold ($221.2 million) and greater cost of sales associated with ancillary sales and services ($8.7 million) partially offset by the effects of lower average propane product costs on retail propane cost of sales ($194.6 million) and lower wholesale cost of sales ($27.1 million).

Total margin increased $184.6 million in the 2012 three-month period principally reflecting higher total propane margin ($160.2 million) and greater total margin from ancillary sales and services ($24.4 million). These increases principally reflect the incremental effects of Heritage Propane and, with respect to total propane margin, higher 2012 three-month period average unit margins reflecting lower propane product costs.

EBITDA in the 2012 three-month period increased $104.1 million principally reflecting the higher total margin ($184.6 million) partially offset by higher operating and administrative expenses ($83.6 million) primarily attributable to incremental expenses associated with Heritage Propane operations. Operating and administrative expenses in the 2012 three-month period include $5.5 million of transition expenses associated with Heritage Propane while operating and administrative expenses in the prior-year period include Heritage Propane acquisition-related expenses of $3.7 million. Operating income increased $79.8 million in the 2012 three-month period principally reflecting the higher EBITDA ($104.1 million) partially offset by greater depreciation and amortization expense ($25.2 million) principally associated with Heritage Propane.

Interest expense increased $24.7 million in the 2012 three-month period reflecting higher interest principally on debt issued to fund the acquisition of Heritage Propane.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at December 31, 2012, totaled $2,500.3 million (including current maturities of long-term debt of $28.3 million and bank loans of $177.2 million). The Partnership’s debt outstanding at September 30, 2012, totaled $2,378.0 million (including current maturities of long-term debt of $30.7 million and bank loans of $49.9 million). Total long-term debt outstanding at December 31, 2012, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes and $72.3 million of other long-term debt.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. AmeriGas OLP has a $525 million unsecured credit agreement (“Credit Agreement”) which expires October 2016.
At December 31, 2012, there were $177.2 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amount available for borrowings, totaled $54.1 million at December 31, 2012. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2012 three-month period were $109.9 million and $200.5 million, respectively. The average daily and peak bank loan borrowings outstanding under credit agreements during the 2011 three-month period were $136.3 million and $226 million, respectively. At December 31, 2012, the Partnership’s available borrowing capacity under the Credit Agreement was $293.7 million.
The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs for the remainder of Fiscal 2013 from existing cash balances, cash expected to be generated from operations and borrowings available under the Credit Agreement.

AMERIGAS PARTNERS, L.P.

During the three months ended December 31, 2012, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.80 per Common Unit for the quarter ended September 30, 2012. On January 23, 2013, the General Partner’s Board of Directors approved a quarterly distribution of $0.80 per limited partner unit for the quarter ended December 31, 2012. The distribution will be paid on February 19, 2013, to unitholders of record on February 11, 2013. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
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
Cash flow provided (used) by operating activities was $40.5 million in the 2012 three-month period compared to $(11.8) million in the 2011 three-month period. Cash flow from operating activities before changes in operating working capital was $151.3 million in the 2012 three-month period compared with $68.2 million in the prior-year period largely reflecting the operations of Heritage Propane in the current-year period. Cash used to fund changes in operating working capital was $110.8 million in the 2012 three-month period compared to $80.0 million in the 2011 three-month period. The increase in cash used to fund changes in working capital in the 2012 three-month period reflects, among other things, greater cash needed to fund increased sales of propane, and greater interest payments on long-term debt, principally reflecting the effects of the Heritage Propane acquisition. These increases in cash used to fund changes in operating working capital were partially offset by lower cash payments related to propane inventories reflecting, in part, lower 2012 three-month period propane product costs.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $24.7 million in the 2012 three-month period compared with $21.9 million in the prior-year period. We spent $26.5 million for property, plant and equipment (comprising $10.1 million of maintenance capital expenditures, $4.5 million of capital expenditures associated with Heritage Propane integration activities and $11.9 million of growth capital expenditures) in the 2012 three-month period compared with $21.6 million (comprising $11.8 million of maintenance capital expenditures and $9.8 million of growth capital expenditures) in the 2011 three-month period. The increase in the 2012 three-month period capital expenditures reflects in large part incremental capital expenditures associated with Heritage Propane operations.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $41.7 million in the 2012 three-month period compared with $83.9 million in the prior-year period. Distributions in the 2012 three-month period totaled $79.3 million compared with $44.3 million in the prior-year period principally reflecting the greater number of Common Units outstanding resulting from the acquisition of Heritage Propane and higher quarterly per-unit distribution rates.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price

AMERIGAS PARTNERS, L.P.

swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2012, was a loss of $25.2 million. A hypothetical 10% adverse change in the market price of propane would increase such loss by $18.2 million.
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

Our variable-rate debt includes borrowings under the Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at December 31, 2012.
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
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit

10.1	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Employees dated December 3, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	February 8, 2013	By:	/s/ John S. Iannarelli
John S. Iannarelli
Vice President — Finance and Chief Financial Officer

Date:	February 8, 2013	By:	/s/ William J. Stanczak
William J. Stanczak
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

10.1	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Employees dated December 3, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase