Form 10-Q
period 2013-03-31
AMERIGAS PARTNERS LP
filed 2013-05-15
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2013, there were 92,821,066 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2013	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$123,112	$60,102	$140,258
Accounts receivable (less allowances for doubtful accounts of $23,836, $17,217 and $20,906, respectively)	435,509	266,677	410,166
Accounts receivable - related parties	1,231	970	1,112
Inventories	159,902	163,746	197,043
Derivative financial instruments	3,121	1,478	761
Prepaid expenses and other current assets	16,238	30,395	19,407
Total current assets	739,113	523,368	768,747
Property, plant and equipment (less accumulated depreciation and amortization of $1,153,328, $1,075,528 and $999,763, respectively)	1,474,013	1,499,225	1,523,437
Goodwill	1,914,827	1,914,808	1,876,910
Intangible assets, net	516,320	535,996	602,307
Other assets	42,481	43,934	45,842
Total assets	$4,686,754	$4,517,331	$4,817,243
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$26,333	$30,706	$26,020
Bank loans	115,900	49,900	50,900
Accounts payable - trade	237,920	170,424	197,767
Accounts payable - related parties	1,010	2,012	471
Customer deposits and advances	76,549	167,614	88,185
Derivative financial instruments	6,970	42,347	17,219
Other current liabilities	180,859	207,842	201,940
Total current liabilities	645,541	670,845	582,502
Long-term debt	2,294,048	2,297,363	2,337,935
Other noncurrent liabilities	85,581	80,563	82,173
Total liabilities	3,025,170	3,048,771	3,002,610
Commitments and contingencies (note 7)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,816,905, 92,801,347 and 92,761,317, respectively)	1,607,807	1,455,702	1,772,683
General partner	18,498	16,975	20,191
Accumulated other comprehensive loss	(6,115)	(43,569)	(20,402)
Total AmeriGas Partners, L.P. partners’ capital	1,620,190	1,429,108	1,772,472
Noncontrolling interest	41,394	39,452	42,161
Total partners’ capital	1,661,584	1,468,560	1,814,633
Total liabilities and partners’ capital	$4,686,754	$4,517,331	$4,817,243

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Propane	$1,098,382	$1,082,764	$1,895,441	$1,720,047
Other	77,825	72,810	157,413	119,339
	1,176,207	1,155,574	2,052,854	1,839,386
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	594,128	652,393	1,023,691	1,082,373
Cost of sales - other (excluding depreciation shown below)	18,282	17,618	40,803	31,446
Operating and administrative expenses	265,298	252,275	508,815	412,185
Depreciation	37,607	35,351	75,930	56,282
Amortization	11,022	9,441	22,050	12,698
Other income, net	(7,635)	(6,551)	(15,806)	(10,741)
	918,702	960,527	1,655,483	1,584,243
Operating income	257,505	195,047	397,371	255,143
Loss on extinguishments of debt	—	(13,379)	—	(13,379)
Interest expense	(41,776)	(45,045)	(82,972)	(61,578)
Income before income taxes	215,729	136,623	314,399	180,186
Income tax benefit (expense)	52	(764)	(575)	(1,214)
Net income	215,781	135,859	313,824	178,972
Less: net income attributable to noncontrolling interest	(2,573)	(1,974)	(3,951)	(2,562)
Net income attributable to AmeriGas Partners, L.P.	$213,208	$133,885	$309,873	$176,410

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$6,384	$4,282	$11,603	$6,273
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$206,824	$129,603	$298,270	$170,137
Income per limited partner unit - basic and diluted:
Basic	$1.56	$1.26	$2.49	$2.13
Diluted	$1.56	$1.26	$2.49	$2.13
Average limited partner units outstanding (thousands):
Basic	92,830	83,153	92,827	70,073
Diluted	92,895	83,195	92,901	70,124
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$215,781	$135,859	$313,824	$178,972
Other comprehensive income (loss):
Net losses on derivative instruments	(2,221)	(20,610)	(4,914)	(34,763)
Reclassifications of net losses on derivative instruments	25,526	17,444	42,750	19,166
Other comprehensive income (loss)	23,305	(3,166)	37,836	(15,597)
Total comprehensive income	239,086	132,693	351,660	163,375
Less: comprehensive income attributable to noncontrolling interest	(2,808)	(1,945)	(4,333)	(2,407)
Comprehensive income attributable to AmeriGas Partners, L.P.	$236,278	$130,748	$347,327	$160,968
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$313,824	$178,972
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	97,980	68,980
Provision for uncollectible accounts	9,637	9,357
Net change in realized gains and losses deferred as cash flow hedges	40	(3,735)
Loss on extinguishments of debt	—	13,379
Other, net	1,023	2,269
Net change in:
Accounts receivable	(181,130)	(65,057)
Inventories	3,844	21,077
Accounts payable	66,494	(34,810)
Other current assets	3,278	11,973
Other current liabilities	(99,840)	(49,319)
Net cash provided by operating activities	215,150	153,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(54,438)	(45,100)
Proceeds from disposals of assets	3,189	2,439
Acquisitions of businesses, net of cash acquired	—	(1,406,275)
Net cash used by investing activities	(51,249)	(1,448,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(158,592)	(113,309)
Proceeds from issuance of Common Units	—	276,562
Noncontrolling interest activity	(2,391)	(1,426)
Increase (decrease) in bank loans	66,000	(44,600)
Issuances of long-term debt	—	1,524,610
Repayments of long-term debt	(7,337)	(217,314)
Proceeds associated with equity-based compensation plans, net of tax withheld	1,419	152
Capital contributions from General Partner	10	2,801
Net cash (used) provided by financing activities	(100,891)	1,427,476
Cash and cash equivalents increase	$63,010	$131,626
CASH AND CASH EQUIVALENTS:
End of period	$123,112	$140,258
Beginning of period	60,102	8,632
Increase	$63,010	$131,626
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2013:
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560
Net income		298,270	11,603		309,873	3,951	313,824
Net losses on derivative instruments				(4,864)	(4,864)	(50)	(4,914)
Reclassification of net losses on derivative instruments				42,318	42,318	432	42,750
Distributions		(148,502)	(10,090)		(158,592)	(2,391)	(160,983)
Unit-based compensation expense		2,406			2,406		2,406
Common Units issued in connection with incentive compensation plans, net of tax withheld	15,558	(69)	10		(59)		(59)
Balance March 31, 2013	92,816,905	$1,607,807	$18,498	$(6,115)	$1,620,190	$41,394	$1,661,584

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2012:
Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479
Net income		170,137	6,273		176,410	2,562	178,972
Net losses on derivative instruments				(34,415)	(34,415)	(348)	(34,763)
Reclassification of net losses on derivative instruments				18,973	18,973	193	19,166
Distributions		(107,667)	(5,642)		(113,309)	(1,745)	(115,054)
Unit-based compensation expense		2,370			2,370		2,370
Common Units issued in connection with the Heritage Acquisition	29,567,362	1,132,628			1,132,628		1,132,628
General Partner contribution to AmeriGas OLP in connection with the Heritage Acquisition	(635,667)	(28,357)			(28,357)	28,357	—
General Partner contribution to AmeriGas Partners, L.P. in connection with the Heritage Acquisition	(298,660)	(13,323)	13,323		—		—
Common Units issued in connection with public offering	7,000,000	276,562	2,800		279,362		279,362
Common Units issued in connection with incentive compensation plans, net of tax withheld	3,986	153	1		154		154
General Partner contribution to AmeriGas OLP						319	319
Balance March 31, 2012	92,761,317	$1,772,683	$20,191	$(20,402)	$1,772,472	$42,161	$1,814,633
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
At March 31, 2013, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 39,492,661 publicly held Common Units and 29,567,362 Common Units held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP’s propane operations (“Heritage Propane”) (see Note 4). The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.
AmeriGas Partners and the Operating Partnerships have no employees. Our operations are conducted by employees of the General Partner. The General Partner provides management and administrative services to Heritage Operating GP, LLC (“HOLP GP”), the general partner of HOLP, under a management services agreement.
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

The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method for MLPs	$145,109	$105,020	$231,350	$149,530
Weighted average Common Units outstanding—basic (thousands)	92,830	83,153	92,827	70,073
Potentially dilutive Common Units (thousands)	65	42	74	51
Weighted average Common Units outstanding—diluted (thousands)	92,895	83,195	92,901	70,124
Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2013 and 2012, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.66 and $0.30, respectively. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2013 and 2012, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.72 and $0.29, respectively.
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
(unaudited)
(Thousands of dollars, except per unit)

3.     Accounting Changes
New Accounting Standards Not Yet Adopted
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding disclosures for items reclassified out of accumulated other comprehensive income (AOCI). The new disclosure guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The new disclosures are to be applied prospectively, and early adoption is permitted. We expect to adopt the new guidance in Fiscal 2014. We are currently evaluating the impact of the new guidance on our future disclosures.
Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued new accounting guidance regarding disclosures about offsetting assets and liabilities. The new guidance, as amended, requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014), and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

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

The following presents unaudited pro forma income statement and income per unit data as if the Heritage Acquisition had occurred on October 1, 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013 (As Reported)	2012 (Pro Forma)	2013 (As Reported)	2012 (Pro Forma)
Revenues	$1,176,207	$1,224,903	$2,052,854	$2,331,101
Net income attributable to AmeriGas Partners, L.P.	$213,208	$138,050	$309,873	$196,362
Income per limited partner unit:
Basic	$1.56	$1.24	$2.49	$1.99
Diluted	$1.56	$1.24	$2.49	$1.98
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

5.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2013	September 30, 2012	March 31, 2012
Goodwill (not subject to amortization)	$1,914,827	$1,914,808	$1,876,910
Intangible assets:
Customer relationships and noncompete agreements	$505,365	$505,367	$504,415
Trademarks and tradenames (not subject to amortization)	91,100	91,100	144,200
Gross carrying amount	596,465	596,467	648,615
Accumulated amortization	(80,145)	(60,471)	(46,308)
Intangible assets, net	$516,320	$535,996	$602,307
Amortization expense of intangible assets was $9,832 and $19,676 for the three and six months ended March 31, 2013, respectively, and $8,410 and $10,636 for the three and six months ended March 31, 2012, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of March 31, 2013, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2013 and the next four fiscal years is as follows: remainder of Fiscal 2013 — $19,179; Fiscal 2014 — $37,554; Fiscal 2015 — $35,362; Fiscal 2016 — $34,190; Fiscal 2017 — $32,111.

6.	Related Party Transactions
Pursuant to the Partnership Agreement and a management services agreement among HOLP GP, HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf. These costs, which totaled $150,705 and $99,815 for the three months ended March 31, 2013 and 2012, respectively, and $290,502 and $190,556 for the six months ended March 31, 2013 and 2012, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $6,864 and $3,110 during the three months ended March 31, 2013 and 2012, respectively, and $10,756 and $5,377, during the six months ended March 31, 2013 and 2012, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $1,062 and $844 for the three months ended March 31, 2013 and 2012, respectively, and $2,626 and $1,746 for the six months ended March 31, 2013 and 2012, respectively.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The prices for any such propane purchased are generally based on market price at the time of purchase. AmeriGas OLP purchased propane from Energy Services totaling $1,575 during the three and six months ended March 31, 2013. There were no purchases of propane by AmeriGas OLP from Energy Services during the three or six months ended March 31, 2012.
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
BP America Production Company v. Amerigas Propane, L.P. On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas OLP in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. The complaint seeks an unspecified amount of direct, indirect, consequential, special and compensatory damages,

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

including attorneys’ fees, costs and interest and other appropriate relief. It also seeks an accounting to determine the amount of the alleged overcharges related to the Services. We have substantially completed our investigation of this matter and, based upon the results of that investigation, we believe we have good defenses to the claims set forth in the complaint and the amount of loss will not have a material impact on our results of operations and financial condition. A trial date is currently scheduled for June 2013.
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

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2013, September 30, 2012 and March 31, 2012:

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$4,256	$—	$4,256
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(6,970)	$—	$(6,970)
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$2,089	$—	$2,089
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(42,598)	$—	$(42,598)
March 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$879	$—	$879
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(19,069)	$—	$(19,069)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At March 31, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,320,381 and $2,504,903, respectively. At March 31, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,363,955 and $2,403,555, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At March 31, 2013 and 2012, there were 121.3 million gallons and 146.8 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts that qualify for hedge accounting treatment. At March 31, 2013, the maximum period over which we are hedging propane market price risk is 20 months with a weighted average of 7 months. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers which are generally not designated as hedges for accounting purposes.
We account for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At March 31, 2013, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $7,509.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no settled or unsettled amounts relating to IRPAs at March 31, 2013.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2013. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2013, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of March 31, 2013 and 2012:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2013	2012		2013	2012
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	$4,256	$879	Derivative financial instruments and other noncurrent liabilities	$(6,970)	$(19,069)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	—	—	Derivative financial instruments and other noncurrent liabilities	—	—
Total Derivatives		$4,256	$879		$(6,970)	$(19,069)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2013 and 2012:

Three Months Ended March 31,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2013	2012	2013	2012
Cash Flow Hedges:
Propane contracts	$(2,221)	$(20,610)	$(25,526)	$(17,444)	Cost of sales

Six Months Ended March 31,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2013	2012	2013	2012
Cash Flow Hedges:
Propane contracts	$(4,914)	$(34,763)	$(42,750)	$(19,166)	Cost of sales

The amounts of derivative gains or losses representing ineffectiveness were not material for the three or six months ended March 31, 2013 and 2012.
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

10.	Error in Accounting For Certain Customer Credits

During the three months ended March 31, 2013, the Partnership identified an error in its method of accounting for certain customer credits. The Partnership determined that the recording of propane revenues did not appropriately consider the effects of certain customer credits which were recorded when issued in a subsequent period. As a result, beginning with the three months ended March 31, 2013, the Partnership corrected its accounting for such customer credits to record an estimate of credits at the time propane revenues are recorded. Such estimate considers the Partnership’s history of providing credits, propane revenue activity and other factors. The Partnership has evaluated the impact of the error on prior periods and has determined that the effect is not material to any prior period financial statements. The Partnership has also evaluated and concluded that the impact of recording the cumulative effect of the correction of the error as of January 1, 2013 (the beginning of the three month period ended March 31, 2013) is not material to the financial statements for the three or six months ended March 31, 2013, nor is it expected to be material to the financial statements for Fiscal 2013. Accordingly, the Partnership recorded the cumulative effect of the error in accounting for certain customer credits as of January 1, 2013, which decreased accounts receivable and propane revenues by $7,038, and decreased net income attributable to AmeriGas Partners, L.P. for the three and six months ended March 31, 2013 by $6,967. If the Partnership had corrected the error in its method of accounting as of September 30, 2012, the cumulative effect of the change as of that date would have decreased net income attributable to AmeriGas Partners, L.P. by approximately $4,200.

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

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended March 31, 2013 (“2013 three-month period”) with the three months ended March 31, 2012 (“2012 three-month period”) and the six months ended March 31, 2013 (“2013 six-month period”) with the six months ended March 31, 2012 (“2012 six-month period”).
Executive Overview
Net income attributable to AmeriGas Partners for the 2013 three-month period was $213.2 million compared with net income attributable to AmeriGas Partners for the 2012 three-month period of $133.9 million. The increase primarily reflects the effects of weather that averaged near normal across our service territories in the 2013 three-month period compared with the record-setting warm weather and early end to the heating season experienced in the prior-year three-month period. Net income attributable to AmeriGas Partners for the prior-year period includes a pre-tax loss of $13.4 million associated with extinguishments of debt. Results for the 2013 three-month period include $5.4 million of transition costs associated with Heritage Propane while results in the prior-year period include $8.1 million of transition and acquisition costs associated with Heritage Propane.
Average temperatures in the 2013 three-month period based upon heating degree days in our service territories were approximately 1.5% warmer than normal compared to weather that was approximately 22% warmer than normal in the 2012 three-month period. Retail propane gallons sold were more than 19% greater reflecting the effects of the colder weather and, to a much lesser extent, the full-period effects of the Heritage Propane operations beginning January 12, 2012.
Net income attributable to AmeriGas Partners for the 2013 six-month period was $309.9 million compared with net income attributable to AmeriGas Partners for the 2012 six-month period of $176.4 million. Results in the 2013 six-month period benefitted from the full-period operations of Heritage Propane which was acquired by the Partnership on January 12, 2012. Average

AMERIGAS PARTNERS, L.P.

temperatures in our service territories during the 2013 six-month period were approximately 5% warmer than normal but nearly 15% colder than in the prior-year six-month period. Retail propane gallons sold were nearly 34% greater reflecting the full-period effects of the operations of Heritage Propane and the colder weather. Average unit margins during the 2013 six-month period were slightly higher than the prior-year period reflecting lower propane product costs. Results for the 2013 six-month period include $10.9 million of transition costs associated with Heritage Propane while the prior-year period includes $11.9 million of transition and acquisition costs associated with Heritage Propane.The prior-year period results also include the $13.4 million loss on extinguishments of debt.
2013 three-month period compared with 2012 three-month period

Three Months Ended March 31,	2013	2012	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	464.4	389.4	75.0	19.3%
Wholesale	39.0	33.7	5.3	15.7%
	503.4	423.1	80.3	19.0%
Revenues:
Retail propane	$1,057.0	$1,032.4	$24.6	2.4%
Wholesale propane	41.4	50.4	(9.0)	(17.9)%
Other	77.8	72.8	5.0	6.9%
	$1,176.2	$1,155.6	$20.6	1.8%
Total margin (a)	$563.8	$485.6	$78.2	16.1%
EBITDA (b)	$303.6	$224.5	$79.1	35.2%
Operating income (b)	$257.5	$195.0	$62.5	32.1%
Net income attributable to AmeriGas Partners	$213.2	$133.9	$79.3	59.2%
Heating degree days — % (warmer) than normal (c)	(1.5)%	(21.7)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended March 31, 2013 and 2012, includes acquisition and transition expenses of $5.4 million and $8.1 million, respectively, associated with Heritage Propane. EBITDA for the three months ended March 31, 2012 includes a pre-tax loss of $13.4 million associated with extinguishments of debt.

AMERIGAS PARTNERS, L.P.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Net income attributable to AmeriGas Partners	$213.2	$133.9
Income tax expense	—	0.8
Interest expense	41.8	45.0
Depreciation	37.6	35.4
Amortization	11.0	9.4
EBITDA	$303.6	$224.5

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Operating results in the 2013 three-month period were significantly higher than in the 2012 three-month period as the prior-year period experienced the negative effects of record-setting warm temperatures and an early end to the heating season. Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2013 three-month period averaged approximately 1.5% warmer than normal while temperatures in the prior-year period averaged approximately 21.7% warmer than normal. The improved 2013 three-month period results also reflect, to a much lesser extent, the full-period effects of the acquisition of Heritage Propane on January 12, 2012. As a result of the significantly colder 2013 three-month period temperatures and, to a lesser extent, the full-period effect of the Heritage Propane operations, our retail gallons sold were 75.0 million gallons (19.3%) greater than in the prior-year period.
Retail propane revenues increased $24.6 million during the 2013 three-month period reflecting the higher retail volumes sold ($198.8 million) offset in large part by a decline in average retail selling prices ($174.2 million) the result of lower propane product costs. Wholesale propane revenues declined $9.0 million for the 2013 three-month period principally reflecting lower average wholesale propane selling prices ($16.9 million) partially offset by higher wholesale volumes sold ($7.9 million). Average daily wholesale propane commodity prices during the 2013 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 31% lower than such prices during the prior-year three-month period. Total revenues from fee income and other ancillary sales and services in the 2013 three-month period were $5.0 million higher than in the 2012 three-month period principally reflecting the full period benefit of Heritage Propane. Total cost of sales decreased $57.6 million principally reflecting the effects on retail propane cost of sales of the significantly lower average propane product costs ($163.4 million) and lower wholesale cost of sales ($10.8 million) partially offset by effects of the greater retail volumes sold.

Total margin increased $78.2 million in the 2013 three-month period principally reflecting higher total retail propane margin ($72.0 million) and greater total margin from ancillary sales and services ($4.4 million). The increase in retail propane total margin reflects the increase in retail volumes sold.

EBITDA in the 2013 three-month period increased $79.1 million principally reflecting the higher total margin ($78.2 million) and the absence of the $13.4 million loss on extinguishments of debt recorded in the prior-year period partially offset by higher operating and administrative expenses ($13.0 million) reflecting the full-period effects of the operations of Heritage Propane and incremental costs associated with the higher sales partially offset by expense synergies from the Heritage Propane acquisition. Operating and administrative expenses in the 2013 three-month period include $5.4 million of transition expenses associated with Heritage Propane while operating and administrative expenses in the prior-year period include Heritage Propane acquisition and transition expenses of $8.1 million. Operating income increased $62.5 million in the 2013 three-month period principally reflecting the higher total margin ($78.2 million) partially offset by the greater operating and administrative expenses and increased depreciation and amortization expense ($3.8 million).

Interest expense decreased $3.3 million in the 2013 three-month period principally reflecting lower average long-term debt outstanding.

AMERIGAS PARTNERS, L.P.

2013 six-month period compared with 2012 six-month period

Six Months Ended March 31,	2013	2012	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	815.1	610.3	204.8	33.6%
Wholesale	65.3	68.6	(3.3)	(4.8)%
	880.4	678.9	201.5	29.7%
Revenues:
Retail propane	$1,826.6	$1,615.2	$211.4	13.1%
Wholesale propane	68.9	104.9	(36.0)	(34.3)%
Other	157.4	119.3	38.1	31.9%
	$2,052.9	$1,839.4	$213.5	11.6%
Total margin (a)	$988.4	$725.6	$262.8	36.2%
EBITDA (b)	$491.4	$308.2	$183.2	59.4%
Operating income (b)	$397.4	$255.1	$142.3	55.8%
Net income attributable to AmeriGas Partners	$309.9	$176.4	$133.5	75.7%
Heating degree days — % (warmer) than normal (c)	(4.7)%	(17.5)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the six months ended March 31, 2013 and 2012, includes acquisition and transition expenses of $10.9 million and $11.9 million, respectively, associated with Heritage Propane. EBITDA for the the six months ended March 31, 2012 includes a pre-tax loss of $13.4 million associated with extinguishments of debt.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Six Months Ended March 31,
(millions of dollars)	2013	2012
Net income attributable to AmeriGas Partners	$309.9	$176.4
Income tax expense	0.6	1.2
Interest expense	83.0	61.6
Depreciation	75.9	56.3
Amortization	22.0	12.7
EBITDA	$491.4	$308.2

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.

Results for the 2013 six-month period reflect the full-period operations of Heritage Propane acquired in January 2012. Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2013 six-month period averaged approximately 4.7% warmer than normal but 14.8% colder than the 2012 six-month period. Retail gallons sold were 204.8 million gallons greater than in the prior-year period principally reflecting the full-period impact of the Heritage Propane operations and the colder 2013 six-month period weather.
Retail propane revenues increased $211.4 million during the 2013 six-month period reflecting the higher retail volumes sold ($542.1 million) partially offset by a decline in average retail selling prices ($330.7 million) the result of lower propane product costs. Wholesale propane revenues declined $36.0 million principally reflecting lower average wholesale propane selling prices ($31.0 million) and lower wholesale volumes sold ($5.0 million). Average daily wholesale propane commodity prices during the 2013 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 35% lower than such prices during the prior-year six-month period. Total revenues from fee income and other ancillary sales and services in the 2013 six-month period were $38.1 million higher than in the 2012 six-month period principally reflecting such revenues from the full-period effects of Heritage Propane. Total cost of sales decreased $49.3 million principally reflecting the effects of the lower propane commodity prices on retail propane cost of sales ($349.2 million) and lower wholesale propane cost of sales ($37.9 million) substantially offset by the effects of the greater retail volumes sold ($328.4 million). Cost of sales associated with ancillary sales and services increased $9.4 million principally reflecting the full-period effects of Heritage Propane.

Total margin increased $262.8 million in the 2013 six-month period principally reflecting higher total propane margin ($234.1 million) and greater total margin from ancillary sales and services ($28.7 million). These increases principally reflect the incremental full-period effects of Heritage Propane, the colder 2013 six-month period weather and, with respect to total propane margin, slightly higher 2013 six-month period average unit margins reflecting the lower propane product costs.

EBITDA in the 2013 six-month period increased $183.2 million principally reflecting the higher total margin ($262.8 million) and the absence of the $13.4 million loss on extinguishments of debt recorded in the prior-year period partially offset by higher operating and administrative expenses ($96.6 million) primarily attributable to the full-period effects of Heritage Propane operations. Operating and administrative expenses in the 2013 six-month period include $10.9 million of transition expenses associated with Heritage Propane while operating and administrative expenses in the prior-year period include Heritage Propane acquisition and transition-related expenses of $11.9 million. Partnership operating income increased $142.3 million in the 2013 six-month period principally reflecting the higher total margin ($262.8 million) partially offset by the previously mentioned greater operating and administrative expenses ($96.6 million) and increased depreciation and amortization ($29.0 million) principally reflecting the full-period effects of Heritage Propane.

Interest expense increased $21.4 million in the 2013 six-month period reflecting higher average long-term debt outstanding during the period subsequent to the Heritage Acquisition.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at March 31, 2013, totaled $2,436.3 million (including current maturities of long-term debt of $26.3 million and bank loans of $115.9 million). The Partnership’s debt outstanding at September 30, 2012, totaled $2,378.0 million (including current maturities of long-term debt of $30.7 million and bank loans of $49.9 million). Total long-term debt outstanding at March 31, 2013, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes and $69.6 million of other long-term debt.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. AmeriGas OLP has a $525 million unsecured credit agreement (“Credit Agreement”) which expires October 2016.
At March 31, 2013, there were $115.9 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amount available for borrowings, totaled $54.1 million at March 31, 2013. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2013 six-month period were $118.1 million and $200.5 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2012 six-month period were $134.9 million and $239.5 million, respectively. At March 31, 2013, the Partnership’s available borrowing capacity under the Credit Agreement was $355.0 million.

AMERIGAS PARTNERS, L.P.

The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs for the remainder of Fiscal 2013 from existing cash balances, cash expected to be generated from operations and borrowings available under the Credit Agreement.

On April 29, 2013, the General Partner’s Board of Directors approved a quarterly distribution of $0.84 per Common Unit, equal to an annual rate of $3.36. This distribution is a 5% increase from the previous quarterly rate of $0.80 per Common Unit. The new quarterly rate is effective with the distribution payable on May 17, 2013, to unitholders of record on May 10, 2013. During the six months ended March 31, 2013, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.80 per Common Unit for the quarters ended December 31, 2012 and September 30, 2012. The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
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
Cash flow provided by operating activities was $215.2 million in the 2013 six-month period compared to $153.1 million in the 2012 six-month period. Cash flow from operating activities before changes in operating working capital was $422.5 million in the 2013 six-month period compared with $269.2 million in the prior-year period largely reflecting the full period effects of the operations of Heritage Propane in the current-year period. Cash used to fund changes in operating working capital was $207.4 million in the 2013 six-month period compared to $116.1 million in the 2012 six-month period. The increase in cash used to fund changes in working capital in the 2013 six-month period reflects, among other things, greater cash needed to fund increased sales of propane and greater interest payments on long-term debt principally reflecting the effects of the Heritage Propane acquisition. These increases in cash used to fund changes in operating working capital were partially offset by lower cash payments related to propane inventories reflecting, in part, lower 2013 six-month period propane product costs.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $51.2 million in the 2013 six-month period compared with $1,448.9 million in the prior-year period. The 2012 six-month period cash used in investing activities largely reflects the cash portion of the Heritage Acquisition purchase price paid, net of cash acquired. We spent $54.4 million for property, plant and equipment (comprising $21.3 million of maintenance capital expenditures, $11.0 million of capital expenditures associated with Heritage Propane integration activities and $22.1 million of growth capital expenditures) in the 2013 six-month period compared with $45.1 million (comprising $23.3 million of maintenance capital expenditures, $1.3 million of of capital expenditures associated with Heritage Propane integration activities and $20.5 million of growth capital expenditures) in the 2012 six-month period. The increase in the 2013 six-month period capital expenditures reflects in large part the full-period effects of the operations of Heritage Propane.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $100.9 million in the 2013 six-month period compared with cash provided of $1,427.5 million in the prior-year period. Distributions in the 2013 six-month period totaled $158.6 million compared with $113.3 million in the prior-year period principally reflecting the impact of greater number of Common Units outstanding resulting from the acquisition of Heritage Propane and higher quarterly per-unit distribution rates.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2013, was a loss of $2.7 million. A hypothetical 10% adverse change in the market price of propane would increase such loss by $11.6 million.
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

Our variable-rate debt includes borrowings under the Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at March 31, 2013.
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
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

AMERIGAS PARTNERS, L.P.

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

2.1
Amendment to Contribution and Redemption Agreement, dated as of October 15, 2011, by an among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P., dated as of March 20, 2013.

10.1
Amendment to Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation, dated as of March 20, 2013.

10.2**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for Employees, dated January 24, 2013.	UGI	Form 10-Q (3/31/2013)	10.4

10.3**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 1, 2013.	UGI	Form 10-Q (3/31/2013)	10.6

10.4**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2013.	UGI	Form 10-Q (3/31/2013)	10.7

10.5**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2013.	UGI	Form 10-Q (3/31/2013)	10.8

10.6**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2013.	UGI	Form 10-Q (3/31/2013)	10.9

10.7**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Directors, dated January 8, 2013.

10.8**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Employees, dated January 1, 2013.

10.9**	AmeriGas Propane, Inc. Executive Annual Bonus Plan effective as of October 1, 2006, as amended as of November 15, 2012.

10.10**	Description of oral compensation arrangement between UGI Corporation and Mr. John L. Walsh.	UGI	Form 8-K (3/19/2013)	10.1
10.11**	Description of oral compensation arrangement between AmeriGas Propane, Inc. and Mr. Hugh J. Gallagher.	AmeriGas Partners, L.P.	Form 8-K (4/29/2013)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	May 15, 2013	By:	/s/ John S. Iannarelli
John S. Iannarelli
Vice President — Finance and Chief Financial Officer

Date:	May 15, 2013	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

2.1
Amendment to Contribution and Redemption Agreement, dated as of October 15, 2011, by an among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P., dated as of March 20, 2013.

10.1
Amendment to Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation, dated as of March 20, 2013.

10.7**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Directors, dated January 8, 2013.

10.8**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Employees, dated January 1, 2013.

10.9**	AmeriGas Propane, Inc. Executive Annual Bonus Plan effective as of October 1, 2006, as amended as of November 15, 2012.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 ** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.