Form 10-Q
period 2013-06-30
AMERIGAS PARTNERS LP
filed 2013-08-02
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2013, there were 92,824,539 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2013	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,533	$60,102	$122,843
Accounts receivable (less allowances for doubtful accounts of $23,510, $17,217 and $22,961, respectively)	298,558	266,677	230,237
Accounts receivable - related parties	1,234	970	1,390
Inventories	142,406	163,746	162,286
Derivative financial instruments	424	1,478	9,933
Prepaid expenses and other current assets	10,045	30,395	23,093
Total current assets	469,200	523,368	549,782
Property, plant and equipment (less accumulated depreciation and amortization of $1,194,133, $1,075,528 and $1,037,327, respectively)	1,456,055	1,499,225	1,508,136
Goodwill	1,924,820	1,914,808	1,862,259
Intangible assets, net	497,648	535,996	594,883
Other assets	40,487	43,934	44,891
Total assets	$4,388,210	$4,517,331	$4,559,951
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$10,006	$30,706	$43,410
Bank loans	80,000	49,900	68,800
Accounts payable - trade	127,497	170,424	132,823
Accounts payable - related parties	1,518	2,012	820
Customer deposits and advances	80,194	167,614	81,916
Derivative financial instruments	13,573	42,347	75,686
Other current liabilities	164,020	207,842	176,698
Total current liabilities	476,808	670,845	580,153
Long-term debt	2,293,199	2,297,363	2,301,720
Other noncurrent liabilities	87,331	80,563	82,714
Total liabilities	2,857,338	3,048,771	2,964,587
Commitments and contingencies (note 7)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,821,523, 92,801,347 and 92,784,524, respectively)	1,490,680	1,455,702	1,608,145
General partner	17,310	16,975	18,504
Accumulated other comprehensive loss	(16,959)	(43,569)	(71,117)
Total AmeriGas Partners, L.P. partners’ capital	1,491,031	1,429,108	1,555,532
Noncontrolling interest	39,841	39,452	39,832
Total partners’ capital	1,530,872	1,468,560	1,595,364
Total liabilities and partners’ capital	$4,388,210	$4,517,331	$4,559,951

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Propane	$518,361	$507,529	$2,413,802	$2,227,576
Other	63,358	64,416	220,771	183,755
	581,719	571,945	2,634,573	2,411,331
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	283,037	312,487	1,306,728	1,394,860
Cost of sales - other (excluding depreciation shown below)	22,657	21,516	63,460	52,962
Operating and administrative expenses	224,452	242,905	733,267	655,090
Depreciation	41,738	38,311	117,668	94,593
Amortization	10,775	11,204	32,825	23,902
Other income, net	(7,579)	(6,190)	(23,385)	(16,931)
	575,080	620,233	2,230,563	2,204,476
Operating income (loss)	6,639	(48,288)	404,010	206,855
Gain (loss) on extinguishments of debt	—	30	—	(13,349)
Interest expense	(41,247)	(41,853)	(124,219)	(103,431)
(Loss) income before income taxes	(34,608)	(90,111)	279,791	90,075
Income tax benefit (expense)	59	208	(516)	(1,006)
Net (loss) income	(34,549)	(89,903)	279,275	89,069
Add net loss (deduct net income) attributable to noncontrolling interest	(46)	521	(3,997)	(2,041)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(34,595)	$(89,382)	$275,278	$87,028

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$5,045	$3,355	$16,648	$9,628
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(39,640)	$(92,737)	$258,630	$77,400
(Loss) income per limited partner unit - basic and diluted:
Basic	$(0.43)	$(1.00)	$2.70	$0.91
Diluted	$(0.43)	$(1.00)	$2.70	$0.91
Average limited partner units outstanding (thousands):
Basic	92,838	92,783	92,830	77,615
Diluted	92,838	92,783	92,904	77,668
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(34,549)	$(89,903)	$279,275	$89,069
Other comprehensive income (loss):
Net losses on derivative instruments	(19,434)	(65,853)	(24,348)	(100,616)
Reclassifications of net losses on derivative instruments	8,479	14,625	51,229	33,791
Other comprehensive (loss) income	(10,955)	(51,228)	26,881	(66,825)
Total comprehensive (loss) income	(45,504)	(141,131)	306,156	22,244
Add comprehensive loss (deduct comprehensive income) attributable to noncontrolling interest	65	1,034	(4,268)	(1,373)
Comprehensive (loss) income attributable to AmeriGas Partners, L.P.	$(45,439)	$(140,097)	$301,888	$20,871
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279,275	$89,069
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	150,493	118,495
Provision for uncollectible accounts	12,045	14,128
Net change in realized gains and losses deferred as cash flow hedges	1,171	(7,350)
Loss on extinguishments of debt	—	13,349
Other, net	1,867	9,274
Net change in:
Accounts receivable	(46,531)	110,093
Inventories	21,358	55,235
Accounts payable	(43,423)	(73,904)
Other current assets	9,472	8,287
Other current liabilities	(113,348)	(83,178)
Net cash provided by operating activities	272,379	253,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(80,736)	(70,264)
Proceeds from disposals of assets	5,891	5,030
Acquisitions of businesses, net of cash acquired	(1,045)	(1,418,202)
Net cash used by investing activities	(75,890)	(1,483,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(242,795)	(192,561)
Proceeds from issuance of Common Units	—	276,562
Noncontrolling interest activity	(3,879)	(2,720)
Increase (decrease) in bank loans	30,100	(26,700)
Issuances of long-term debt	—	1,524,192
Repayments of long-term debt	(24,806)	(237,578)
Proceeds associated with equity-based compensation plans, net of tax withheld	1,312	153
Capital contributions from General Partner	10	2,801
Net cash (used) provided by financing activities	(240,058)	1,344,149
Cash and cash equivalents (decrease) increase	$(43,569)	$114,211
CASH AND CASH EQUIVALENTS:
End of period	$16,533	$122,843
Beginning of period	60,102	8,632
(Decrease) increase	$(43,569)	$114,211
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2013:
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560
Net income		258,630	16,648		275,278	3,997	279,275
Net losses on derivative instruments				(24,102)	(24,102)	(246)	(24,348)
Reclassification of net losses on derivative instruments				50,712	50,712	517	51,229
Distributions		(226,472)	(16,323)		(242,795)	(3,879)	(246,674)
Unit-based compensation expense		2,996			2,996		2,996
Common Units issued in connection with incentive compensation plans, net of tax withheld	20,176	(176)	10		(166)		(166)
Balance June 30, 2013	92,821,523	$1,490,680	$17,310	$(16,959)	$1,491,031	$39,841	$1,530,872

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2012:
Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479
Net income		77,400	9,628		87,028	2,041	89,069
Net losses on derivative instruments				(99,607)	(99,607)	(1,009)	(100,616)
Reclassification of net losses on derivative instruments				33,450	33,450	341	33,791
Distributions		(181,877)	(10,684)		(192,561)	(3,040)	(195,601)
Unit-based compensation expense		5,089			5,089		5,089
Common Units issued in connection with the Heritage Acquisition	29,567,362	1,132,628			1,132,628		1,132,628
General Partner contribution to AmeriGas OLP in connection with the Heritage Acquisition	(635,667)	(28,357)			(28,357)	28,357	—
General Partner contribution to AmeriGas Partners, L.P. in connection with the Heritage Acquisition	(298,660)	(13,323)	13,323		—		—
Common Units issued in connection with public offering	7,000,000	276,562	2,800		279,362		279,362
Common Units issued in connection with incentive compensation plans, net of tax withheld	27,193	(157)	1		(156)		(156)
General Partner contribution to AmeriGas OLP						319	319
Balance June 30, 2012	92,784,524	$1,608,145	$18,504	$(71,117)	$1,555,532	$39,832	$1,595,364
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

1.	Nature of Operations

AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and prior to its merger with AmeriGas OLP on July 1, 2013 (the “Merger”), AmeriGas OLP’s principal operating subsidiary Heritage Operating, L.P. (“HOLP”). AmeriGas OLP and prior to the Merger, HOLP, are referred to herein as the “Operating Partnership.” AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnership and its subsidiaries are collectively referred to herein as the “Partnership” or “we.” The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At June 30, 2013, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 39,497,279 publicly held Common Units and 29,567,362 Common Units held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP’s propane operations (“Heritage Propane”) (see Note 4). The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP. In July 2013, ETP sold 7,500,000 of the Common Units it held in an underwritten public offering. AmeriGas Partners did not receive any proceeds from the sale of the Common Units by ETP.
AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. Prior to the Merger, the General Partner provided management and administrative services to Heritage Operating GP, LLC (“HOLP GP”), the general partner of HOLP, under a management services agreement. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 6).

2.	Significant Accounting Policies

The condensed consolidated financial statements include the accounts of AmeriGas Partners and its majority-owned subsidiaries principally comprising AmeriGas OLP and, prior to the Merger, HOLP. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as noncontrolling interest in the condensed consolidated financial statements.
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

The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Common Unitholders’ interest in net income (loss) attributable to AmeriGas Partners under the two-class method for MLPs	$(39,640)	$(92,737)	$251,083	$70,342
Weighted average Common Units outstanding—basic (thousands)	92,838	92,783	92,830	77,615
Potentially dilutive Common Units (thousands)	—	—	74	53
Weighted average Common Units outstanding—diluted (thousands)	92,838	92,783	92,904	77,668
Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2013 and 2012, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.08 and $0.09, respectively. There was no dilutive effect based on the computation of income (loss) per limited partner unit in accordance with the two-class method for the three months ended June 30, 2013 and 2012.
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
(unaudited)
(Thousands of dollars, except per unit)

3.     Accounting Changes
New Accounting Standards Not Yet Adopted
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”). The new disclosure guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The new disclosures are to be applied prospectively, and early adoption is permitted. We expect to adopt the new guidance in Fiscal 2014. As this guidance provides only disclosure requirements, the adoption of this standard will not impact our results of operations, cash flows or financial position.
Disclosures about Offsetting Assets and Liabilities. In December 2011 (and amended in January 2013), the FASB issued new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014) and interim periods within those annual periods, and is required to be applied retrospectively. As this guidance provides only disclosure requirements, the adoption of this standard will not impact our results of operations, cash flows or financial position.

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

The following presents unaudited pro forma income statement and income per unit data as if the Heritage Acquisition had occurred on October 1, 2011:

	Nine Months Ended June 30,
	2013 (As Reported)	2012 Pro Forma
Revenues	$2,634,573	$2,903,046
Net income attributable to AmeriGas Partners, L.P.	$275,278	$106,980
Income per limited partner unit:
Basic	$2.70	$1.07
Diluted	$2.70	$1.07
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

5.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2013	September 30, 2012	June 30, 2012
Goodwill (not subject to amortization)	$1,924,820	$1,914,808	$1,862,259
Intangible assets:
Customer relationships and noncompete agreements	$505,580	$505,367	$507,089
Trademarks and tradenames (not subject to amortization)	81,800	91,100	144,200
Gross carrying amount	587,380	596,467	651,289
Accumulated amortization	(89,732)	(60,471)	(56,406)
Intangible assets, net	$497,648	$535,996	$594,883
The decrease in trademarks and tradenames and the increase in goodwill during the nine months ended June 30, 2013 reflects a correcting adjustment associated with the Heritage Acquisition. Amortization expense of intangible assets was $9,585 and $29,261 for the three and nine months ended June 30, 2013, respectively, and $10,099 and $20,735 for the three and nine months ended June 30, 2012, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of June 30, 2013, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2013 and the next four fiscal years is as follows: remainder of Fiscal 2013 — $9,594; Fiscal 2014 — $37,554; Fiscal 2015 — $35,362; Fiscal 2016 — $34,190; Fiscal 2017 — $32,111.

6.	Related Party Transactions
Pursuant to the Partnership Agreement and, prior to the Merger, a management services agreement among HOLP GP, HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf. These costs, which totaled $130,079 and $89,619 for the three months ended June 30, 2013 and 2012, respectively, and $420,581 and $280,175 for the nine months ended June 30, 2013 and 2012, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $4,218 and $2,287 during the three months ended June 30, 2013 and 2012, respectively, and $14,974 and $7,664, during the nine months ended June 30, 2013 and 2012, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $872 and $1,223 for the three months ended June 30, 2013 and 2012, respectively, and $3,498 and $2,969 for the nine months ended June 30, 2013 and 2012, respectively.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The prices for any such propane purchased are generally based on market price at the time of purchase. AmeriGas OLP purchased propane from Energy Services totaling $405 and $1,980 during the three and nine months ended June 30, 2013, respectively. AmeriGas OLP purchased propane from Energy Services totaling $42 during the three and nine months ended June 30, 2012.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material during the periods presented.

7.	Commitments and Contingencies
Environmental Matters
Saranac Lake. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York, on its Registry

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of the contamination, and the possible existence of other potentially responsible parties. The Partnership communicated the results of its research to DEC in January 2009. There have been no recent developments in this matter. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
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
Other Matters
Cylinder Investigation. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California as a result of the Partnership's decision in 2008 to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds. At that time, the District Attorneys issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena sought additional information and documents regarding AmeriGas OLP’s cylinder exchange program and we responded to that subpoena. In connection with this matter, the District Attorneys have alleged potential violations of California’s antitrust laws, California’s slack-fill law, and California's principal false advertising statute. We believe we have strong defenses to these allegations.
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
BP America Production Company v. Amerigas Propane, L.P. On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas OLP in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. Effective June 20, 2013, we entered into a settlement agreement with BP and the lawsuit has been dismissed. The effect of the settlement agreement will not have a material impact on our results of operations or financial condition.
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

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of June 30, 2013, September 30, 2012 and June 30, 2012:

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
June 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$424	$—	$424
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(15,224)	$—	$(15,224)
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$2,089	$—	$2,089
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(42,598)	$—	$(42,598)
June 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$10,337	$—	$10,337
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(79,139)	$—	$(79,139)

The fair values of our non-exchange traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity.
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At June 30, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,303,205 and $2,366,116, respectively. At June 30, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,345,130 and $2,404,863, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At June 30, 2013 and 2012, there were 177.8 million gallons and 223.0 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts that qualify for hedge accounting treatment. At June 30, 2013, the maximum period over which we are hedging propane market price risk is 19 months with a weighted average of 7 months. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility and to provide market price risk support to a limited number of its wholesale customers which are generally not designated as hedges for accounting purposes.
We account for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At June 30, 2013, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $14,924.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There are no settled or unsettled amounts relating to IRPAs at June 30, 2013.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2013. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2013, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of June 30, 2013 and 2012:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2013	2012		2013	2012
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	$424	$2,216	Derivative financial instruments and other noncurrent liabilities	$(15,224)	$(68,078)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	—	8,121	Derivative financial instruments	—	(11,061)
Total Derivatives		$424	$10,337		$(15,224)	$(79,139)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2013 and 2012:

Three Months Ended June 30,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2013	2012	2013	2012
Cash Flow Hedges:
Propane contracts	$(19,434)	$(65,853)	$(8,479)	$(14,625)	Cost of sales

	Gain (Loss)				Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2013	2012
Propane contracts	$—	$(14,871)			Cost of sales

Nine Months Ended June 30,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2013	2012	2013	2012
Cash Flow Hedges:
Propane contracts	$(24,348)	$(100,616)	$(51,229)	$(33,791)	Cost of sales

	Gain (Loss)				Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2013	2012
Propane contracts	$—	$(14,871)			Cost of sales
The amounts of derivative gains or losses representing ineffectiveness were not material for the three or nine months ended June 30, 2013 and 2012. During the three months ended June 30, 2012, the Partnership entered into propane swap and put option contracts to reduce short-term volatility in propane prices associated with a portion of its forecasted propane purchases during the months of April 2012 to August 2012. We did not account for these contracts as cash flow hedges and the changes in fair value was recorded through cost of sales in the Condensed Consolidated Statements of Operations. Net realized and unrealized losses recognized in income totaling $14,871 related to these contracts are included in the table above under the caption “Derivatives Not Designated as Hedging Instruments.”
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

10.	Error in Accounting For Certain Customer Credits

During the three months ended March 31, 2013, the Partnership identified an error in its accounting for certain customer credits. The Partnership determined that the recording of propane revenues did not appropriately consider the effects of certain customer credits which were recorded when issued in a subsequent period. As a result, beginning January 1, 2013, the Partnership changed its accounting for customer credits to record an estimate of such credits at the time propane revenues are recorded. Such estimate considers the Partnership’s history of providing credits, propane revenue activity and other factors. The Partnership has evaluated the impact of the error on prior periods and has determined that the effect is not material to any prior period financial statements. The Partnership has also evaluated and concluded that the impact of recording the effect of the correction of the error as of January 1, 2013, is not material to the financial statements for the three and six months ended March 31, 2013, nor is it expected to be material to the financial statements for Fiscal 2013. The correction of the error in accounting for customer credits had the effect of increasing propane revenues and accounts receivable by $3,600, and increasing net income attributable to AmeriGas Partners, L.P. by $3,564, for the three months ended June 30, 2013, and decreasing propane revenues and accounts receivable by $5,100, and decreasing net income attributable to AmeriGas Partners, L.P. by $5,048, for the nine months ended June 30, 2013. If the Partnership had corrected the error in its accounting for customer credits and recorded the estimate of credits as of September 30, 2012, the cumulative effect of the change as of that date would have decreased net income attributable to AmeriGas Partners, L.P. by approximately $4,200.

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

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended June 30, 2013 (“2013 three-month period”) with the three months ended June 30, 2012 (“2012 three-month period”) and the nine months ended June 30, 2013 (“2013 nine-month period”) with the nine months ended June 30, 2012 (“2012 nine-month period”).
Executive Overview
Net loss attributable to AmeriGas Partners for the 2013 three-month period was $34.6 million compared with net loss attributable to AmeriGas Partners for the 2012 three-month period of $89.4 million. Average temperatures based upon heating degree days during the 2013 three-month period were approximately normal but significantly colder than the prior-year three-month period. The lower seasonal loss includes the colder weather's impact on retail propane volumes sold, higher average retail unit margins and lower operating and administrative expenses reflecting in large part the benefits from the integration of Heritage Propane. Results for the 2013 three-month period include $9.9 million of transition costs associated with Heritage Propane while results for the prior-year period include $15.0 million of transition and acquisition costs associated with Heritage Propane.
Net income attributable to AmeriGas Partners for the 2013 nine-month period was $275.3 million compared with net income attributable to AmeriGas Partners for the 2012 nine-month period of $87.0 million. Results in the 2013 nine-month period benefited from the full-period operations of Heritage Propane which was acquired by the Partnership on January 12, 2012. Notwithstanding average temperatures that were approximately 4.1% warmer than normal, net income attributable to AmeriGas Partners increased $188.3 million principally reflecting weather that was nearly 16.8% colder than the prior-year period and the full-period benefit of Heritage Propane. The return to more normal weather in the 2013 nine-month period from the record-setting warm weather experienced in the prior-year period resulted in greater retail volumes sold. Results for the 2013 nine-month period include $20.7 million of transition costs associated with Heritage Propane while the prior-year nine-month period includes $26.9 million of

AMERIGAS PARTNERS, L.P.

transition and acquisition costs associated with Heritage Propane.The prior-year nine-month period results also include a $13.3 million loss on extinguishments of debt.
2013 three-month period compared with 2012 three-month period

Three Months Ended June 30,	2013	2012	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	224.7	204.0	20.7	10.1%
Wholesale	16.6	14.8	1.8	12.2%
	241.3	218.8	22.5	10.3%
Revenues:
Retail propane	$500.9	$491.5	$9.4	1.9%
Wholesale propane	17.5	16.0	1.5	9.4%
Other	63.3	64.4	(1.1)	(1.7)%
	$581.7	$571.9	$9.8	1.7%
Total margin (a)	$276.0	$237.9	$38.1	16.0%
EBITDA (b)	$59.1	$1.8	$57.3	N.M.
Operating income (loss) (b)	$6.6	$(48.3)	$54.9	N.M.
Net loss attributable to AmeriGas Partners	$(34.6)	$(89.4)	$(54.8)	(61.3)%
Degree days — % colder (warmer) than normal (c)	0.5%	(23.8)%	—	—
 N.M. - Variance is not meaningful.

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income (loss) attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended June 30, 2013 and 2012, includes acquisition and transition expenses of $9.9 million and $15.0 million, respectively, associated with Heritage Propane.

The following table includes reconciliations of net loss attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended June 30,
(millions of dollars)	2013	2012
Net loss attributable to AmeriGas Partners	$(34.6)	$(89.4)
Income tax benefit	—	(0.2)
Interest expense	41.2	41.9
Depreciation	41.7	38.3
Amortization	10.8	11.2
EBITDA	$59.1	$1.8

AMERIGAS PARTNERS, L.P.

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Retail gallons sold in the 2013 three-month period increased more than 10% from the 2012 three-month period reflecting average temperatures based upon heating degree days that were approximately normal but significantly colder than the prior-year three-month period. Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2013 three-month period averaged approximately 0.5% colder than normal while temperatures in the prior-year period averaged approximately 23.8% warmer than normal.
Retail propane revenues increased $9.4 million during the 2013 three-month period reflecting the higher retail volumes sold ($49.9 million) offset in large part by the effects of a decline in average retail selling prices ($40.5 million) which were the result of lower propane product costs. Wholesale propane revenues increased $1.5 million for the 2013 three-month period on slightly higher wholesale sales. Average daily wholesale propane commodity prices during the 2013 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 7% lower than such prices during the prior-year three-month period. Total revenues from fee income and other ancillary sales and services in the 2013 three-month period were slightly lower than in the 2012 three-month period. Total cost of sales decreased $28.3 million principally reflecting the effects on retail propane cost of sales of the lower average propane product costs ($60.1 million) partially offset by effects of the greater retail volumes sold ($30.0 million).
Total margin increased $38.1 million in the 2013 three-month period principally reflecting higher retail propane total margin ($39.4 million). The increase in retail propane total margin reflects the increase in retail volumes sold and modestly higher average retail propane unit margins.
EBITDA in the 2013 three-month period increased $57.3 million principally reflecting the higher total margin ($38.1 million) and lower operating and administrative expenses ($18.5 million) reflecting, among other things, synergies from the integration of Heritage Propane, lower self-insured liability and casualty expenses ($7.2 million), and lower Heritage Propane integration transition expenses. Operating and administrative expenses in the 2013 three-month period include $9.9 million of transition expenses associated with the integration of Heritage Propane while operating and administrative expenses in the prior-year period include Heritage Propane transition expenses of $15.0 million. Operating income increased $54.9 million in the 2013 three-month period principally reflecting the higher total margin ($38.1 million) and the lower operating and administrative expenses ($18.5 million) partially offset by increased depreciation and amortization expense ($3.0 million).

AMERIGAS PARTNERS, L.P.

2013 nine-month period compared with 2012 nine-month period

Nine Months Ended June 30,	2013	2012	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	1,039.8	814.3	225.5	27.7%
Wholesale	81.9	83.4	(1.5)	(1.8)%
	1,121.7	897.7	224.0	25.0%
Revenues:
Retail propane	$2,327.4	$2,106.7	$220.7	10.5%
Wholesale propane	86.4	120.9	(34.5)	(28.5)%
Other	220.8	183.7	37.1	20.2%
	$2,634.6	$2,411.3	$223.3	9.3%
Total margin (a)	$1,264.4	$963.5	$300.9	31.2%
EBITDA (b)	$550.5	$310.0	$240.5	77.6%
Operating income (b)	$404.0	$206.9	$197.1	95.3%
Net income attributable to AmeriGas Partners	$275.3	$87.0	$188.3	216.4%
Degree days — % (warmer) than normal (c)	(4.1)%	(18.3)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the nine months ended June 30, 2013 and 2012, includes acquisition and transition expenses of $20.7 million and $26.9 million, respectively, associated with Heritage Propane. EBITDA for the the nine months ended June 30, 2012 includes a pre-tax loss of $13.3 million associated with extinguishments of debt.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Nine Months Ended June 30,
(millions of dollars)	2013	2012
Net income attributable to AmeriGas Partners	$275.3	$87.0
Income tax expense	0.5	1.0
Interest expense	124.2	103.4
Depreciation	117.7	94.6
Amortization	32.8	24.0
EBITDA	$550.5	$310.0

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.

Results for the 2013 nine-month period reflect the full-period operations of Heritage Propane acquired in January 2012. Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2013 nine-month period averaged approximately 4.1% warmer than normal but 16.8% colder than the 2012 nine-month period. Retail gallons sold were 225.5 million gallons (27.7%) greater than in the prior-year period principally reflecting the full-period impact of the Heritage Propane operations and the colder 2013 nine-month period weather.
Retail propane revenues increased $220.7 million during the 2013 nine-month period reflecting the higher retail volumes sold ($583.4 million) partially offset by a decline in average retail selling prices ($362.7 million) which were the result of lower propane product costs. Wholesale propane revenues declined $34.5 million principally reflecting lower average wholesale propane selling prices ($32.3 million) and lower wholesale volumes sold ($2.2 million). Average daily wholesale propane commodity prices during the 2013 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 28% lower than such prices during the prior-year nine-month period. Total revenues from fee income and other ancillary sales and services in the 2013 nine-month period were $37.0 million higher than in the 2012 nine-month period principally reflecting the full-period effects of Heritage Propane. Total propane cost of sales decreased $88.1 million during the 2013 nine-month period principally reflecting the effects of the lower propane commodity prices on retail propane cost of sales ($403.8 million) and lower wholesale propane cost of sales ($37.2 million) substantially offset by the effects of the greater retail volumes sold ($352.9 million). Cost of sales associated with ancillary sales and services increased $10.5 million principally reflecting the full-period effects of Heritage Propane.
Total margin increased $300.9 million in the 2013 nine-month period principally reflecting higher total propane margin ($274.3 million) and greater total margin from ancillary sales and services ($26.6 million). These increases principally reflect the incremental full-period effects of Heritage Propane, the colder 2013 nine-month period weather and, with respect to total propane margin, slightly higher 2013 nine-month period average unit margins reflecting the lower propane product costs.
EBITDA in the 2013 nine-month period increased $240.5 million principally reflecting the higher total margin ($300.9 million) and the absence of the $13.3 million loss on extinguishments of debt recorded in the prior-year period partially offset by higher operating and administrative expenses ($78.2 million) primarily attributable to the full-period effects of Heritage Propane operations. Operating and administrative expenses in the 2013 nine-month period include $20.7 million of transition expenses associated with integration of Heritage Propane while operating and administrative expenses in the prior-year period include Heritage Propane acquisition and transition-related expenses of $26.9 million. Operating income increased $197.1 million in the 2013 nine-month period principally reflecting the higher total margin ($300.9 million) partially offset by the previously mentioned greater operating and administrative expenses ($78.2 million) and increased depreciation and amortization expense ($32.0 million) reflecting in large part the full-period effects of Heritage Propane.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at June 30, 2013, totaled $2,383.2 million (including current maturities of long-term debt of $10.0 million and bank loans of $80.0 million). The Partnership’s debt outstanding at September 30, 2012, totaled $2,378.0 million (including current maturities of long-term debt of $30.7 million and bank loans of $49.9 million). Total long-term debt outstanding at June 30, 2013, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes and $52.4 million of other long-term debt.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. AmeriGas OLP has a $525 million unsecured credit agreement (“Credit Agreement”) which expires October 2016.
At June 30, 2013, there were $80.0 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amount available for borrowings, totaled $54.1 million at June 30, 2013. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2013 nine-month period were $106.6 million and $200.5 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2012 nine-month period were $111.5 million and $239.5 million, respectively. At June 30, 2013, the Partnership’s available borrowing capacity under the Credit Agreement was $390.9 million.
The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and bank loan borrowings available under the AmeriGas Credit Agreement to meet its anticipated contractual and projected cash commitments.

AMERIGAS PARTNERS, L.P.

On July 29, 2013, the General Partner’s Board of Directors approved a quarterly distribution of $0.84 per Common Unit payable on August 19, 2013, to unitholders of record on August 9, 2013. During the nine months ended June 30, 2013, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.84 per Common Unit for the quarter ended March 31, 2013 and $0.80 per Common Unit for the quarters ended December 31, 2012 and September 30, 2012.

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
Cash flow provided by operating activities was $272.4 million in the 2013 nine-month period compared to $253.5 million in the 2012 nine-month period. Cash flow from operating activities before changes in operating working capital was $444.9 million in the 2013 nine-month period compared with $237.0 million in the prior-year period largely reflecting the full period effects of the operations of Heritage Propane in the current-year period and the beneficial impact of colder weather on our operating results. Cash used to fund changes in operating working capital was $172.5 million in the 2013 nine-month period compared to cash provided from changes in working capital of $16.5 million in the 2012 nine-month period. The increase in cash used to fund changes in working capital in the 2013 nine-month period reflects, among other things, greater cash needed to fund increased sales of propane and greater interest payments on long-term debt associated with the Heritage Propane acquisition. The prior-year nine-month period cash provided by operating working capital benefited from the timing of the acquisition of Heritage Propane on cash receipts from Heritage Propane customers.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $75.9 million in the 2013 nine-month period compared with $1,483.4 million in the prior-year period. The 2012 nine-month period cash used in investing activities largely reflects the cash portion of the Heritage Acquisition purchase price paid, net of cash acquired. The Partnership spent $80.7 million for property, plant and equipment (comprising $34.0 million of maintenance capital expenditures, $15.7 million of capital expenditures associated with Heritage Propane integration activities and $31.0 million of growth capital expenditures) in the 2013 nine-month period compared with $70.3 million (comprising $34.5 million of maintenance capital expenditures, $4.4 million of of capital expenditures associated with Heritage Propane integration activities and $31.4 million of growth capital expenditures) in the 2012 nine-month period. The increase in the 2013 nine-month period capital expenditures reflects in large part the full-period effects of the operations of Heritage Propane.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $240.1 million in the 2013 nine-month period compared with cash provided of $1,344.1 million in the prior-year period. Distributions in the 2013 nine-month period totaled $242.8 million compared with $192.6 million in the prior-year period principally reflecting the impact of a greater number of Common Units outstanding subsequent to the Heritage Acquisition and higher quarterly per-unit distribution rates.

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

Our primary market risk exposures include commodity prices for propane and interest rates on borrowings. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2013, was a loss of $14.8 million. A hypothetical 10% adverse change in the market price of propane would increase such loss by approximately $15.0 million.
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

Our variable-rate debt includes borrowings under the Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. The remainder of our debt outstanding is subject to fixed rates of interest. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at June 30, 2013.
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
BP America Production Company v. Amerigas Propane, L.P. On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas OLP in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. Effective June 20, 2013, we entered into a settlement agreement with BP and the lawsuit has been dismissed.

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
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

AMERIGAS PARTNERS, L.P.

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

1.1	Underwriting Agreement, dated July 9, 2013, by and among the Partnership, AmeriGas Propane, Inc., AmeriGas Propane, L.P., the Selling Unitholder, Morgan Stanley & Co. LLC, Barclays Capital Inc., UBS Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein.	AmeriGas Partners, L.P.	Form 8-K (7/9/2013)	1.1

10.1	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 15, 2012.

10.2	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of November 15, 2012.

10.3	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/2013)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 2, 2013	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	August 2, 2013	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

10.1	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 15, 2012.

10.2	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of November 15, 2012.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase