Form 10-K
period 2013-09-30
AMERIGAS PARTNERS LP
filed 2013-11-29
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2013 was approximately $1,774,405,258. At November 15, 2013, there were outstanding 92,827,774 Common Units representing limited partner interests.

FORWARD-LOOKING INFORMATION
Information contained in this Annual Report on Form 10-K may contain forward-looking statements. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; and (17) the timing and success of our acquisitions and investments to grow our business.

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
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves over 2 million residential, commercial, industrial, agricultural, wholesale and motor fuel customers in all 50 states from over 2,500 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiaries, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership, and, prior to its merger with and into AmeriGas OLP on July 1, 2013, Heritage Operating, L.P. (“HOLP”), a Delaware limited partnership. AmeriGas OLP and, prior to the merger, HOLP are referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2013” and “Fiscal 2012” refer to the fiscal years ended September 30, 2013 and September 30, 2012, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 26% effective ownership interest in the Partnership and an affiliate of Energy Transfer Partners, L.P., a Delaware limited partnership (“ETP”), has an effective 24% ownership interest in the Partnership.

Business Strategy

On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP that operated ETP’s propane distribution business (“Heritage Propane”). The acquired business conducted its propane operations in 41 states through HOLP and Titan Propane LLC. Effective August 1, 2012, Titan Propane LLC merged with and into AmeriGas OLP. Effective July 1, 2013, HOLP and its general partner, Heritage Operating GP, LLC, merged with and into AmeriGas OLP. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to Consolidated Financial Statements.

Since January 2012, our focus has been on the successful integration of Heritage Propane and the achievement of the benefits of the Heritage Propane acquisition. In addition, we have continued our efforts to execute our strategy to grow by (i) pursuing opportunistic acquisitions, (ii) developing internal sales and marketing programs, (iii) leveraging our scale and driving productivity, and (iv) achieving world class safety performance. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional, and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2013, we completed the acquisition of two propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program through which consumers can purchase propane cylinders or exchange empty propane cylinders at various retail locations, and our National Accounts program, through which we encourage multi-location propane users to enter into a supply agreement with us rather than with many suppliers.
General Partner Information

The Partnership’s website can be found at www.amerigas.com. Information on our website is not intended to be incorporated into this Report. The Partnership makes available free of charge at this website (under the tab “Investor Relations,” caption “SEC Filings”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website (under the tab “Investor Relations,” caption “Corporate Governance”). All of these documents are also available free of charge by writing to Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.
Products, Services and Marketing
The Partnership serves over 2 million customers in all 50 states from over 2,500 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. Typically, we are located in suburban and rural areas where natural gas is not readily available. Our district offices generally consist of a business office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of Ontario, British Columbia and Quebec.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed nearly 1.4 billion gallons of propane in Fiscal 2013. Approximately 92% of the Partnership’s Fiscal 2013 sales (based on gallons sold) were to retail accounts and approximately 8% were to wholesale customers. Sales to residential customers in Fiscal 2013 represented approximately 42% of retail gallons sold; commercial/industrial customers 33%; motor fuel customers 12%; and agricultural customers 8%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2013 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its ACE program. At September 30, 2013, ACE cylinders were available at nearly 47,500 retail locations throughout the United States. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase propane cylinders or exchange their empty propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.
Residential customers use propane primarily for home heating, water heating and cooking purposes. Commercial users, which include hotels, restaurants, churches, warehouses and retail stores, generally use propane for the same purposes as residential customers. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts, commercial lawn mowers, and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.
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
Propane Supply and Storage
The Partnership has approximately 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During Fiscal 2013, approximately 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2014. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Enterprise Products Partners, L.P., Plains Marketing, and Targa Liquids Marketing & Trade supplied approximately 51% of the Partnership’s Fiscal 2013 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2013. In certain geographical areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
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
Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

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
Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is currently more expensive than propane, but the convenience of electricity makes it an attractive energy source for consumers. Fuel oil is also a major competitor of propane and is generally more expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.
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
While volume in the retail propane industry has been declining for several years, it is anticipated that no or modest growth in total demand is foreseen in the next several years. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the National Accounts program, as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2013, the Partnership’s retail propane sales totaled over 1.2 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2011 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 8.9 billion gallons. Based on LP-GAS magazine rankings, 2011 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales.
Trade Names, Trade and Service Marks

The Partnership markets propane principally under the “AmeriGas®”, “America’s Propane Company®”, Heritage Propane®”, “Titan Propane®” and “Relationships Matter®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The Partnership also markets propane under other various trade names throughout the United States. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Gas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2013, approximately 65% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation

The Partnership is subject to various federal, state and local environmental, health, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage propane terminals. Generally, these laws impose limitations on the discharge of pollutants, establish standards for the handling of solid and hazardous substances, and require the investigation and cleanup of environmental contamination. These laws include, among others, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. The Partnership incurs expenses associated with compliance with its obligations under federal and state environmental laws and regulations, and we believe that the Partnership is in material compliance with all of its obligations. The Partnership maintains various permits that are necessary to operate its facilities, some of which may be material to its operations. The Partnership continually monitors its operations with respect to potential environmental issues, including changes in legal requirements.

Hazardous Substances and Wastes

The Partnership is investigating and remediating contamination at a number of present and former operating sites in the U.S., including former sites where it or its former subsidiaries operated manufactured gas plants. CERCLA and similar state laws impose joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws.

Health and Safety

The Partnership is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of its workers.  These laws require the Partnership, among other things, to maintain information about materials, some of which may be hazardous or toxic, that are used, released, or produced in the course of its operations. Certain portions of this information must be provided to employees, state and local governmental authorities and responders, and local citizens in accordance with applicable federal and state Emergency Planning and Community Right-to-Know Act requirements. The Partnership’s operations are also subject to the safety hazard communication requirements and reporting obligations set forth in federal workplace standards.

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

                With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”), Pipeline and Hazardous Materials Safety Administration. The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT’s pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002. Management believes that the procedures currently in effect at all of the Partnership’s facilities for the handling, storage, transportation and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

Climate Change

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, the Partnership anticipates that this will provide it with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on the Partnership, its suppliers and its customers. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance.
Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2013, the General Partner had nearly 8,500 employees, including nearly 600 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

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
Because many of our customers rely on propane as a heating fuel, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, the volume of propane sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically approximately 60% to 70% of our annual retail propane volumes are sold during these months. There can be no assurance that normal winter weather in our service territories will occur in the future.
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
The volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, could limit the scope of major capital projects if access to credit and capital markets is limited or could adversely affect our operating results.
Supplier defaults may have a negative effect on our operating results.
When we enter into fixed-price sales contracts with customers, we typically enter into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of propane compared to the prices secured in our contracts with suppliers of propane, a default of one or more of our suppliers under such contracts could cause us to purchase propane at higher prices which would have a negative impact on our operating results.

We are dependent on our principal propane suppliers, which increases the risks from an interruption in supply and transportation.
During Fiscal 2013, AmeriGas Propane purchased over 90% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographical areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
Electricity is a major competitor of propane and is currently more expensive than propane for space heating, water heating, and cooking. The convenience of electricity makes it an attractive energy source for consumers. Fuel oil is also a major competitor of propane and is generally more expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a significantly less expensive source of energy than propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region into which natural gas distribution systems are expanded. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.
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
To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices and internal controls, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.
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
Our net income and earnings will decrease if we are required to incur additional costs to comply with new governmental safety, health, transportation, tax and environmental regulations.
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
There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, as new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. While some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. Although Congress has not enacted federal climate change legislation, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from motor vehicles and certain large stationary sources, and to require reporting of GHG emissions by certain regulated facilities on an annual basis. The Partnership’s facilities are not currently subject to these regulations, but the potential increased costs of regulatory compliance and mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition.
The adoption of additional federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could also require the Partnership or its suppliers to incur increased capital and operating costs, with resulting impact on product price and demand. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.
Unforeseen difficulties with the operation of our information systems could adversely affect our internal controls and our business.
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
As is the case for most master limited partnerships, our Fourth Amended and Restated Agreement of Limited Partnership dated as of July 27, 2009, as amended as of March 13, 2012 (the “Partnership Agreement”) requires that distributions to our partners upon our liquidation (or to a partner upon certain redemptions) be made in accordance with positive capital account balances in order to comply with Treasury regulation (“Treasury Regulations”) promulgated under the Internal Revenue Code of 1986, as amended (the “Code”), as to our allocations of tax items. Although our Partnership Agreement grants our General Partner broad discretion to use special allocations, capital account adjustments, and other corrective measures to prevent this capital account liquidation requirement from causing economic distortions, it is not possible to confirm in all instances that such economic distortions will not result from this capital account liquidation requirement.
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
We are a holding company and have no material operations or assets. Accordingly, unitholders will receive distributions only if we receive distributions from our Operating Partnership after it meets its own financial obligations.
We are a holding company for our subsidiaries, with no material operations and only limited assets. We are dependent on cash distributions from the Operating Partnership to make cash distributions to our unitholders.
Unitholders will not receive cash distributions unless the Operating Partnership is able to make distributions to us after it first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations. The Operating Partnership is required to distribute all of its available cash each quarter, less the amounts of cash reserves that our General Partner determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of our Operating Partnership’s business, to enable it to make distributions to us so that we can make timely distributions to our limited partners and the General Partner under our Partnership Agreement during the next four quarters, or to comply with applicable law or any of our Operating Partnership’s debt or other agreements.
The agreements governing certain of the Operating Partnership’s debt obligations require the Operating Partnership to include in its cash reserves amounts for future required payments. This limits the amount of available cash the Operating Partnership may distribute to us each quarter.

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
Our substantial debt and our ability to incur significant additional indebtedness, subject to the restrictions under AmeriGas OLP’s bank credit agreement, the outstanding HOLP note agreements and the indentures governing our outstanding notes could adversely affect our ability to make distributions to holders of our Common Units and could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
Because we issued a significant number of Common Units in connection with the Heritage Propane acquisition and the applicable holding period has expired, the holder of such units could attempt to sell a significant number of such units in the future, which could have a material adverse effect on the market price of our Common Units.
On January 12, 2012, in connection with the Partnership’s acquisition of Heritage Propane, we issued 29,567,362 Common Units to ETP’s subsidiary, Heritage ETC, L.P., as equity consideration. On the same day, ETP entered into a unitholder agreement with us. The unitholder agreement restricted Heritage ETC, L.P. any any person who became a holder of Common Units under the agreement from transferring the Common Units until January 13, 2013. The agreement also provided ETP with registration rights related to the Common Units following such holding period. Following completion of the holding period on January 13, 2013, Heritage ETC, L.P. elected to cause us to register the offer and sale of all 29,567,362 Common Units held by them. On July 12, 2013, Heritage ETC, L.P. completed a public offering of 7,500,000 of its Common Units.
If all or a substantial portion of the remaining Common Units held by ETP were to be offered for sale, or there was a perception that such resales might occur, the market price of the Common Units could decrease and it may be more difficult for us to sell our equity securities in the future at a time and upon terms that we deem appropriate.
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
Our Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, our Partnership distribution levels will change. These changes would include a decrease in the current regular quarterly distribution and the target distribution levels to reflect the impact of this law on us. Any such reductions could increase our General Partner’s percentage of cash distributions and decrease our limited partners’ percentage of cash distributions.
If federal or state tax treatment of partnerships changes to impose entity-level taxation, the amount of cash available to us for distributions may be lower and distribution levels may have to be decreased.
Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, the Obama Administration and members of Congress have recently considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Specifically, federal income tax legislation has been considered that would have eliminated partnership tax treatment for certain publicly traded partnerships and recharacterized certain types of income received from partnerships. Similarly, several states currently impose entity-level taxes on partnerships, including us. If any additional states were to impose a tax upon us as an entity, our cash available for distribution would be reduced. We are unable to predict whether any such changes in state entity-level taxes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Common Units.
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
We prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction amount our unitholders.
We will prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. Recently, however, the U.S. Treasury Department issued proposed regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within any twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing more than one tax return (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but, instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. However, under an IRS relief program, a publicly traded partnership that technically terminates may be allowed to provide one Schedule K-1 to unitholders for the year, notwithstanding that it has more than one partnership tax year. In connection with the Heritage Propane acquisition, we issued 29,567,362 of our Common Units to Heritage ETC, L.P., a Delaware limited partnership, as partial consideration for the contribution by Heritage ETC, L.P. to us of all the equity interests of Heritage Propane. Following Heritage ETC, L.P.’s completion of a public offering of 7,500,000 of our Common Units, Heritage ETC, L.P. currently holds 22,067,362 Common Units. ETP directly and indirectly owns 100% of the equity interests in Heritage ETC, L.P. If ETP transfers our Common Units it beneficially received in the Heritage Propane acquisition or engages in certain other transactions with respect to such Common Units, these transactions may be treated for tax purposes as a sale or exchange of our Common Units. If there is a sale or exchange of our Common Units by any other unitholders within 12 months of such a transaction that would result in a sale or exchange of 50% or more of our Common Units in the aggregate, then we may be considered to have technically terminated for federal income tax purposes with the attendant consequences described above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

As of September 30, 2013, the Partnership owned over 90% of its approximately 950 district offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2013, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
750	Trailers	85%	15%
360	Tractors	13%	87%
360	Railroad tank cars	4%	96%
4,000	Bobtail trucks	49%	51%
350	Rack trucks	6%	94%
4,100	Service and delivery trucks	61%	39%

Other assets owned at September 30, 2013 included approximately 1.8 million stationary storage tanks with typical capacities of more than 120 gallons and approximately 4.5 million portable propane cylinders with typical capacities of 1 to 120 gallons.

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

	Price Range		Cash
2013 Fiscal Year	High	Low	Distribution
Fourth Quarter	$50.15	$41.23	$0.840
Third Quarter	50.45	42.15	$0.840
Second Quarter	45.19	37.67	$0.800
First Quarter	45.49	37.63	$0.800

	Price Range		Cash
2012 Fiscal Year	High	Low	Distribution
Fourth Quarter	$45.04	$39.22	$0.800
Third Quarter	40.89	37.00	$0.800
Second Quarter	46.46	39.60	$0.7625
First Quarter	46.67	41.69	$0.740

As of November 15, 2013, there were 875 record holders of the Partnership’s Common Units.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Thousands of dollars, except per unit amounts)	2013 (a)	2012 (a)	2011	2010	2009
FOR THE PERIOD:
Income statement data:
Revenues	$3,166,543	$2,921,616	$2,537,959	$2,320,342	$2,260,095
Net income	$225,091	$12,671	$140,924	$167,494	$227,610
Less: net income attributable to noncontrolling interests	(3,869)	(1,646)	(2,401)	(2,281)	(2,967)
Net income attributable to AmeriGas Partners, L.P.	$221,222	$11,025	$138,523	$165,213	$224,643
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$199,724	$(2,094)	$132,101	$160,522	$217,906
Income (loss) per limited partner unit — basic and diluted (b)	$2.14	$(0.11)	$2.30	$2.80	$3.59
Cash distributions declared per limited partner unit	$3.28	$3.10	$2.89	$2.75	$2.79

AT PERIOD END:
Balance sheet data:
Current assets	$500,692	$523,368	$393,819	$325,858	$316,507
Total assets	$4,409,846	$4,517,331	$1,795,735	$1,696,219	$1,657,564
Current liabilities (excluding debt)	$488,060	$590,239	$350,829	$349,139	$338,380
Total debt	$2,417,011	$2,377,969	$1,029,022	$882,402	$865,644
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	$1,385,103	$1,429,108	$338,656	$380,848	$364,459
Noncontrolling interests	39,034	39,452	12,823	12,038	11,866
Total partners’ capital	$1,424,137	$1,468,560	$351,479	$392,886	$376,325

OTHER DATA:
Capital expenditures (including capital leases)	$111,058	$103,140	$77,228	$83,170	$78,739
Retail propane gallons sold (millions)	1,245.2	1,017.5	874.2	893.4	928.2
Degree days — % (warmer) than normal (c)	(4.9)%	(18.6)%	(1.0)%	(2.3)%	(3.1)%

(a)	Reflects the Heritage Propane operations since January 12, 2012, and the impact of subsequent transition and integration activities.

(b)	Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships.

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
Executive Overview

Our results in Fiscal 2013 were significantly affected by colder heating-season and spring weather and the full-year operations of Heritage Propane which we acquired in January 2012. Although temperatures based upon heating degree days averaged slightly warmer than normal in Fiscal 2013, temperatures were significantly colder than the record-setting warm temperatures experienced in Fiscal 2012 which significantly increased our retail volumes sold.
Net income attributable to AmeriGas Partners for Fiscal 2013 was $221.2 million compared with net income attributable to AmeriGas Partners for Fiscal 2012 of $11.0 million. Results in Fiscal 2013 benefited from the full-year operations of Heritage Propane which was acquired by the Partnership on January 12, 2012 (see Note 4 to Consolidated Financial Statements for further information). Notwithstanding average temperatures that were approximately 5% warmer than normal in Fiscal 2013, temperatures were approximately 16% colder than the prior year. Results for Fiscal 2013 include $26.5 million of transition costs associated with Heritage Propane while Fiscal 2012 includes $46.2 million of transition and acquisition costs associated with Heritage Propane. Fiscal 2012 results also include a $13.3 million loss on extinguishments of debt.
Looking ahead, our results in Fiscal 2014 will be influenced by a number of factors including, among others, temperatures in our service territories during the peak heating-season, the level and volatility of commodity prices for propane, the strength of economic activity and customer conservation. During Fiscal 2013, we completed the integration of Heritage Propane and we expect to reap the full-year benefits of the integration in Fiscal 2014.

Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2013 with Fiscal 2012 and (2) Fiscal 2012 with the year ended September 30, 2011 (“Fiscal 2011”).
Fiscal 2013 Compared with Fiscal 2012

			Increase
(Dollars in millions)	2013	2012	(Decrease)

Gallons sold (millions):
Retail	1,245.2	1,017.5	227.7	22.4%
Wholesale	101.8	105.6	(3.8)	(3.6)%
	1,347.0	1,123.1	223.9	19.9%
Revenues:
Retail propane	$2,775.8	$2,536.3	$239.5	9.4%
Wholesale propane	109.0	141.3	(32.3)	(22.9)%
Other	281.7	244.0	37.7	15.5%
	$3,166.5	$2,921.6	$244.9	8.4%
Total margin (a)	$1,506.5	$1,201.9	$304.6	25.3%
Operating and administrative expense	$943.9	$888.7	$55.2	6.2%
EBITDA (b)	$591.2	$324.7	$266.5	82.1%
Operating income	$392.2	$170.6	$221.6	129.9%
Net income attributable to AmeriGas Partners	$221.2	$11.0	$210.2	N.M.
Heating degree days — % (warmer) than normal (c)	(4.9)%	(18.6)%	—	—
N.M. - Variance is not meaningful.

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment. EBITDA for Fiscal 2012 includes net pre-tax losses associated with extinguishments of debt of $13.3 million. EBITDA and operating income for Fiscal 2013 and Fiscal 2012 include acquisition and transition expenses of $26.5 million and $46.2 million, respectively, associated with Heritage Propane.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Fiscal
	2013	2012
Net income attributable to AmeriGas Partners	$221.2	$11.0
Income tax expense	1.7	2.0
Interest expense	165.4	142.6
Depreciation	159.3	134.2
Amortization	43.6	34.9
EBITDA	$591.2	$324.7

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

Results for Fiscal 2013 reflect the full-year operations of Heritage Propane acquired in January 2012. Based upon heating degree-day data, temperatures in the Partnership’s service territories during Fiscal 2013 averaged approximately 4.9% warmer than normal but 16.2% colder than in Fiscal 2012. Retail gallons sold increased 227.7 million gallons (22.4%) principally reflecting the full-year impact of the Heritage Propane operations and the colder Fiscal 2013 weather.

Retail propane revenues increased $239.5 million during Fiscal 2013 reflecting the higher retail volumes sold ($567.6 million) partially offset by a decline in average retail selling prices ($328.1 million) which were the result of lower propane product costs. Wholesale propane revenues declined $32.3 million principally reflecting lower average wholesale propane selling prices ($27.2 million) and lower wholesale volumes sold ($5.1 million). Average daily wholesale propane commodity prices during Fiscal 2013 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 19% lower than such prices during Fiscal 2012. Total revenues from fee income and other ancillary sales and services in Fiscal 2013 were $37.7 million higher than in Fiscal 2012 principally reflecting the full-year effects of Heritage Propane. Total propane cost of sales decreased $71.0 million principally reflecting the effects of the previously mentioned lower propane commodity prices on retail propane cost of sales ($371.7 million) and lower wholesale propane cost of sales ($35.4 million) substantially offset by the effects of the greater retail volumes sold ($336.1 million). Cost of sales associated with ancillary sales and services increased $11.3 million principally reflecting the full-year effects of Heritage Propane.
Total margin increased $304.6 million in Fiscal 2013 principally reflecting higher total propane margin ($278.2 million) and greater total margin from fee income and ancillary sales and services ($26.4 million). These increases principally reflect the incremental full-year effects of Heritage Propane, the colder Fiscal 2013 weather and, with respect to total propane margin, slightly higher average unit margins reflecting in large part the lower propane product costs.
EBITDA in Fiscal 2013 increased $266.5 million principally reflecting the higher total margin ($304.6 million) and the absence of the $13.3 million loss on extinguishments of debt recorded in Fiscal 2012 partially offset by higher Partnership operating and administrative expenses ($55.2 million) primarily attributable to the full-year effects of Heritage Propane operations. Operating and administrative expenses in Fiscal 2013 include $26.5 million of transition expenses associated with the integration of Heritage Propane while operating and administrative expenses in Fiscal 2012 include Heritage Propane acquisition and transition-related expenses of $46.2 million. Operating income increased $221.6 million in Fiscal 2013 principally reflecting the higher total margin ($304.6 million) partially offset by the previously mentioned greater operating and administrative expenses ($55.2 million) and increased depreciation and amortization expense ($33.7 million) reflecting in large part the full-year effects of Heritage Propane. Interest expense was $22.8 million higher in Fiscal 2013 principally reflecting the full-year effects of interest on long-term debt used to fund the Heritage Propane acquisition.
Fiscal 2012 Compared with Fiscal 2011

			Increase
(Dollars in millions)	2012	2011	(Decrease)
Gallons sold (millions):
Retail	1,017.5	874.2	143.3	16.4%
Wholesale	105.6	124.8	(19.2)	(15.4)%
	1,123.1	999.0	124.1	12.4%
Revenues:
Retail propane	$2,536.3	$2,173.5	$362.8	16.7%
Wholesale propane	141.3	187.0	(45.7)	(24.4)%
Other	244.0	177.5	66.5	37.5%
	$2,921.6	$2,538.0	$383.6	15.1%
Total margin (a)	$1,201.9	$932.7	$269.2	28.9%
Operating and administrative expenses	$888.7	$620.6	$268.1	43.2%
EBITDA (b)	$324.7	$297.1	$27.6	9.3%
Operating income	$170.6	$242.9	$(72.3)	(29.8)%
Net income attributable to AmeriGas Partners	$11.0	$138.5	$(127.5)	(92.1)%
Heating degree days — % (warmer) than normal (c)	(18.6)%	(1.0)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
EBITDA should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with other companies within the propane industry and (2) assess its ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from that used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership. UGI Corporation discloses the Partnership’s EBITDA as the profitability measure to comply with the GAAP requirement to provide profitability information about its domestic propane segment. EBITDA for Fiscal 2012 and Fiscal 2011 includes net pre-tax losses of $13.3 million and $38.1 million, respectively, associated with extinguishments of debt. EBITDA and operating income for Fiscal 2012 include acquisition and transition expenses of $46.2 million associated with Heritage Propane.

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

Based upon heating degree-day data, temperatures in the Partnership's service territories during Fiscal 2012 averaged 18.6% warmer than normal and 18.3% warmer than Fiscal 2011. The winter heating season also came to an early end with temperatures in the month of March averaging 38% warmer than normal. Notwithstanding the record warm weather’s impact on our legacy volumes, retail propane gallons sold were 143.3 million gallons greater than in the prior year reflecting the impact of Heritage Propane.

Retail propane revenues increased $362.8 million during Fiscal 2012 primarily reflecting higher retail volumes sold. The higher retail volumes sold reflects incremental gallons sold associated with Heritage Propane partially offset by the effects of weather-reduced volumes in our legacy operations. Wholesale propane revenues decreased $45.7 million principally reflecting lower wholesale volumes sold ($28.8 million) and lower average wholesale propane selling prices ($16.9 million). Average daily wholesale propane commodity prices during Fiscal 2012 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 20% lower than such prices during Fiscal 2011. Total revenues from fee income and other ancillary sales and services in Fiscal 2012 were $66.5 million higher than Fiscal 2011 reflecting such revenues from Heritage Propane. Total cost of sales increased $114.4 million principally reflecting incremental cost of sales from Heritage Propane offset in part by both the previously mentioned lower retail and wholesale volumes sold by our legacy operations and the lower average propane commodity prices.

Total margin increased $269.2 million in Fiscal 2012 reflecting higher total propane margin ($220.7 million) and higher total margin from ancillary sales and services ($48.5 million). The increases principally reflect incremental margin from Heritage Propane partially offset by lower total propane margin from our legacy operations resulting from the significantly warmer weather.

EBITDA (which includes the losses on extinguishments of debt) in Fiscal 2012 increased $27.6 million principally reflecting the higher total margin ($269.2 million) and a $24.8 million lower loss from extinguishments of debt partially offset by higher operating and administrative expenses ($268.1 million) primarily attributable to Heritage Propane. Fiscal 2012 operating and administrative expenses include $46.2 million of acquisition and transition expenses associated with Heritage Propane. Operating income (which excludes the losses on extinguishments of debt) decreased $72.3 million in Fiscal 2012 principally reflecting the higher total margin ($269.2 million) more than offset by the increased operating and administrative costs ($268.1 million) and greater depreciation and amortization expense ($74.4 million) principally associated with Heritage Propane. Interest expense was $79.1 million higher in Fiscal 2012 principally reflecting interest on long-term debt used to fund the Heritage Propane acquisition.

Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2013, totaled $2,417.0 million (including current maturities of long-term debt of $12.0 million and bank loans of $116.9 million). The Partnership’s debt outstanding at September 30, 2012, totaled $2,378.0 million (including current maturities of long-term debt of $30.7 million and bank loans of $49.9 million). Total long-term debt outstanding at September 30, 2013, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $32.0 million of HOLP Senior Notes and $17.3 million of other long-term debt.

In order to finance the cash portion of the acquisition of Heritage Propane, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”) issued $550 million principal amount of 6.75% Notes due May 2020 (the “6.75% Notes”) and $1 billion principal amount of 7.00% Notes due May 2022 (the “7.00% Notes). The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The 6.75% Notes and the 7.00% Notes and the guarantees rank equal in right of payment with all of AmeriGas Partners’ existing Senior Notes. In connection with the acquisition of Heritage Propane, AmeriGas Partners, AmeriGas Finance Corp., AmeriGas Finance LLC and UGI entered into a Contingent Residual Support Agreement (“CRSA”) with ETP pursuant to which ETP will provide contingent, residual support of $1.5 billion of debt (“Supported Debt” as defined in the CRSA).

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At September 30, 2013, AmeriGas OLP had a $525 million unsecured credit agreement (“Credit Agreement”) which is scheduled to expire in October 2016.
At September 30, 2013 and 2012, there were $116.9 million and $49.9 million of borrowings outstanding under the Credit Agreement, respectively. The average interest rates on the Credit Agreement borrowings at September 30, 2013 and 2012, were 2.69% and 2.72%, respectively. Borrowings under the Credit Agreement are classified as bank loans on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $53.7 million and $47.9 million at September 30, 2013 and 2012, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during Fiscal 2013 were $103.8 million and $200.5 million, respectively. The average daily and peak bank loan borrowings outstanding under credit agreements during Fiscal 2012 were $95.3 million and $239.5 million, respectively. At September 30, 2013, the Partnership’s available borrowing capacity under the Credit Agreement was $354.4 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2014. For a more detailed discussion of the Credit Agreement, see Note 6 to Consolidated Financial Statements.
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were as follows:

	Fiscal
	2013	2012	2011
1st Quarter	$0.80	$0.7400	$0.705
2nd Quarter	0.80	0.7625	0.705
3rd Quarter	0.84	0.8000	0.740
4th Quarter	0.84	0.8000	0.740

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $27.4 million in Fiscal 2013, $19.7 million in Fiscal 2012 and $9.0 million in Fiscal 2011. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2013, Fiscal 2012 and Fiscal 2011 of $19.3 million, $13.0 million and $5.0 million, respectively.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally greatest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its credit agreements to satisfy its seasonal operating cash flow needs.
Cash flow from operating activities was $355.6 million in Fiscal 2013, $344.4 million in Fiscal 2012 and $188.9 million in Fiscal 2011. Cash flow from operating activities before changes in operating working capital was $439.3 million in Fiscal 2013, $211.3 million in Fiscal 2012 and $283.7 million in Fiscal 2011. Cash provided by (used to) fund changes in operating working capital totaled $(83.7) million in Fiscal 2013, $133.2 million in Fiscal 2012 and $(94.9) million in Fiscal 2011. Cash flow from changes in operating working capital primarily reflects the impact of propane prices on cash receipts from customers as reflected in changes in accounts receivable and cash paid for propane purchased as reflected in changes in inventories and accounts payable. The greater cash flow from operating activities before changes in operating working capital in Fiscal 2013 largely reflects the full year effects of the operations of Heritage Propane and the improved operating results. The greater cash provided by changes in working capital in Fiscal 2012 largely reflects the timing of the acquisition of Heritage Propane on cash receipts from Heritage Propane customers and the effects of lower volumes sold on changes in accounts receivable from our legacy operations.
Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $108.9 million in Fiscal 2013, $1,520.1 million in Fiscal 2012 and $106.1 million in Fiscal 2011. Fiscal 2012 cash flow used in investing activities reflects cash used for the acquisition of Heritage Propane. We spent $111.1 million for property, plant and equipment (comprising $51.5 million of maintenance capital expenditures, $20.4 million of capital expenditures associated with Heritage Propane integration activities and $39.2 million of growth capital expenditures) in Fiscal 2013; $103.1 million for property, plant and equipment (comprising $45.0 million of maintenance capital expenditures, $17.6 million of capital expenditures associated with Heritage Propane integration activities and $40.5 million of growth capital expenditures) in Fiscal 2012; and $77.2 million for property, plant and equipment (comprising $38.2 million of maintenance capital expenditures and $39.0 million of growth capital expenditures) in Fiscal 2011. Cash paid for acquisitions in Fiscal 2012 principally reflects the January 2012 acquisition of Heritage Propane.
Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, bank loan borrowings, and issuances of AmeriGas Partners Common Units. Cash flow provided (used) by financing activities was $(294.2) million in Fiscal 2013, $1,227.1 million in Fiscal 2012 and $(81.8) million in Fiscal 2011. The greater distributions in Fiscal 2013 primarily reflects the higher quarterly per-unit distribution rates and the full-year impact of a greater number of Common Units outstanding. The greater distributions in Fiscal 2012 compared to Fiscal 2011 reflects a greater number of Common Units outstanding, due to the acquisition of Heritage Propane and the public Common Unit offering, and higher quarterly per-unit distribution rates in Fiscal 2012.
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
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2013, Fiscal 2012 and Fiscal 2011. We also provide amounts we expect to spend in Fiscal 2014. We expect to finance Fiscal 2014 capital expenditures principally from cash generated by operations and borrowings under our Credit Agreement.

Year Ended September 30,	2014	2013	2012	2011
(millions of dollars)	(estimate)
Property, plant and equipment (a)	$108.4	$111.1	$103.1	$77.2
(a) Fiscal 2013 and 2012 capital expenditures include $20.4 million and $17.6 million, respectively, of transition capital expenditures relating to Heritage Propane integration activities.

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2013 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt, lease obligations, capital expenditures and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2013:

	Payments Due by Period
(millions of dollars)	Total	Fiscal 2014	Fiscal 2015 - 2016	Fiscal 2017 - 2018	Fiscal 2019 and thereafter
Long-term debt (a)	$2,296.4	$12.0	$16.3	$9.2	$2,258.9
Interest on long-term fixed-rate debt (b)	1,196.4	154.0	306.6	305.2	430.6
Operating leases	230.2	51.0	75.1	48.3	55.8
Propane supply contracts	296.2	176.9	119.3	—	—
Other purchase obligations (c)	28.6	28.6	—	—	—
Total	$4,047.8	$422.5	$517.3	$362.7	$2,745.3

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Includes material capital expenditure obligations.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2013, principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2013, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $15.5 million.
Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $540.3 million in Fiscal 2013, $374.9 million in Fiscal 2012, and $363.4 million in Fiscal 2011, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $18.6 million in Fiscal 2013, $10.1 million in Fiscal 2012 and $10.8 million in Fiscal 2011. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $4.5 million in Fiscal 2013, $3.8 million in Fiscal 2012 and $3.2 million in Fiscal 2011.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by

AmeriGas OLP from Energy Services totaled $2.0 million, $0.4 million and $4.1 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material in Fiscal 2013, Fiscal 2012 or Fiscal 2011.
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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2013 and 2012, were gains (losses) of $18.1 million and $(40.5) million, respectively. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair values of $24.2 million and $20.7 million, respectively.
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
Our variable-rate debt includes borrowings under the Credit Agreement. This agreement has interest rates that are generally indexed to short-term market interest rates. At September 30, 2013 and 2012, there were $116.9 million and $49.9 million, respectively, of borrowings outstanding under the Credit Agreement. Based upon the average level of borrowings outstanding under the Credit Agreement during Fiscal 2013 and 2012, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by approximately $1.0 million for each year.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $141.3 million and $122.1 million at September 30, 2013 and 2012, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of $69.3 million and $93.6 million at September 30, 2013 and 2012, respectively.
Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time, we may enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at September 30, 2013 or 2012.

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

Critical Accounting Policies and Estimates
Accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the General Partner’s Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee. Also, see Note 2 to Consolidated Financial Statements which discusses the significant accounting policies that we have selected from acceptable alternatives.
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
Depreciation and Amortization of Long-Lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2013, our net property, plant and equipment totaled $1,437.5 million and we recorded depreciation expense of $159.3 million during Fiscal 2013. As of September 30, 2013, our net intangible assets subject to amortization totaled $411.8 million and we recorded amortization expense on intangible assets subject to amortization of $38.8 million during Fiscal 2013.
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

Recently Issued Accounting Pronouncements

See Note 3 to Consolidated Financial Statements for a discussion of recently issued accounting guidance.

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

(c)
During the most recent fiscal quarter, no change in the Partnership’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
The Board of Directors of the General Partner has an Audit Committee, Compensation/Pension Committee, Corporate Governance Committee and Executive Committee. The functions of and other information about these committees is summarized below.
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
The Audit Committee members are Messrs. Marrazzo (Chairman), Ford, Stoeckel and Turner. Each member of the Audit Committee is “independent” as defined by the New York Stock Exchange listing standards. In addition, the Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as “audit committee financial experts” within the meaning of the Securities and Exchange Commission regulations.
The Compensation/Pension Committee members are Messrs. Schlanger (Chairman) and Marrazzo and Mrs. Pol. The Committee establishes executive compensation policies and programs, confirms that executive compensation plans do not encourage unnecessary risk-taking; recommends to the independent members of the Board of Directors base salary, annual bonus target levels and long-term compensation awards for executives, approves corporate goals and objectives relating to the Chief Executive Officer’s compensation, assists the Board in establishing a succession plan for the Chief Executive Officer, and reviews the General Partner’s plans for senior management succession and management development. Each member of the Compensation/Pension Committee is independent as defined by the New York Stock Exchange listing standards.
The Executive Committee members are Messrs. Schlanger (Chairman), Greenberg, Marrazzo and Walsh. The Committee has the full authority of the Board to act on matters between meetings of the Board, with specified limitations relating to major transactions.
The Corporate Governance Committee members are Messrs. Stoeckel (Chairman), Ford and Schlanger and Mrs. Pol. The Committee identifies nominees and reviews qualifications of persons eligible to stand for election as Directors and makes recommendations to the Board on these matters, advises the Board with respect to significant developments in corporate governance matters, reviews and assesses the performance of the Board and each Committee, and reviews and makes recommendations to the Board of Directors regarding director compensation. Each member of the Corporate Governance Committee is independent as defined by the New York Stock Exchange listing standards.
When considering whether the Board’s Directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to satisfy the oversight responsibilities of the Board, the Corporate Governance Committee and the Board considered primarily the information about the backgrounds and experiences of the Directors contained under the section of this Report entitled “Directors, Executive Officers and Corporate Governance - Directors and Executive Officers of the General Partner.” In particular, with regard to Mr. Greenberg, the Board considered his executive leadership and vision demonstrated in leading the Partnership’s successful growth for more than 18 years, and his extensive industry knowledge and experience. With regard to Mr. Sheridan, the Board considered his senior management experience with the General Partner and another global company. With regard to Mr. Walsh, the Board considered his appointment as Chief Executive Officer of UGI Corporation following Mr. Greenberg’s retirement, his experience managing UGI Corporation as Chief Operating Officer, his prior senior management experience with a global public company, and his broad industry knowledge and insight. With regard to Mr. Ford, the Board considered his extensive financial, audit, accounting, and retail experience as a partner of a large public accounting firm and his public company directorship and audit committee experience. With regard to Mr. Marrazzo, the Board considered his extensive experience as Chief Executive Officer of both non-profit and public companies, his city government leadership experience, and his public and private company directorship and committee experience. With regard to Mrs. Pol, the Board considered her significant experience as a senior executive managing high technology, traditional manufacturing and services businesses, including experience in human resource management. With regard to Mr. Schlanger, the Board considered his senior management experience as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of a large public company, and his experience serving as chairman, director and committee member of the boards of directors of large public and private international companies, including his experience serving on boards of directors of public companies as a result of being nominated by a major shareholder. With regard to Mr. Stoeckel, the Board considered his management experience as Chief Executive Officer of a large private company sharing similarities with the Partnership, such as a similar workforce and a large number of geographically dispersed retail locations, and his private company directorship experience. With regard to Mr. Turner, the Board considered Mr. Turner’s service on other boards of directors of public companies, including energy companies.
The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations - Corporate Governance.” Copies of all corporate governance documents posted on the Partnership’s website are available free of charge by writing to Treasurer, AmeriGas Propane, Inc., P. O. Box 965, Valley Forge, PA 19482.

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

Name	Age	Position with the General Partner
Jerry E. Sheridan	48	President, Chief Executive Officer and Director
Lon R. Greenberg	63	Chairman and Director
John L. Walsh	58	Vice Chairman and Director
Brian R. Ford	64	Director
William J. Marrazzo	64	Director
Anne Pol	66	Director
Marvin O. Schlanger	65	Director
Howard B. Stoeckel	68	Director
K. Richard Turner	55	Director
Robert J. Cane	48	Controller and Chief Accounting Officer
Troy E. Fee	45	Vice President - Human Resources
Hugh J. Gallagher	50	Vice President - Finance and Chief Financial Officer
R. Paul Grady	60	Vice President and Chief Operating Officer
Stephen Lee	46	Vice President - Strategic Initiatives and Marketing
David L. Lugar	56	Vice President - Supply and Logistics
Andrew J. Peyton	45	Vice President - Corporate Development
Kathy L. Prigmore	50	Vice President - Operations Support and Customer Advocacy
Kevin Rumbelow	53	Vice President - Supply Chain
Steven A. Samuel	53	Vice President - Law and General Counsel

Mr. Sheridan is President, Chief Executive Officer and a Director of the General Partner (since March 2012). Previously, he served as Vice President - Operations and Chief Operating Officer of the General Partner (2011 to 2012) and as Vice President - Finance and Chief Financial Officer (2005 to 2011). Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation, a global producer of inorganic specialty chemicals. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation. Mr. Sheridan also serves on the Management Board of CP Kelco (since 2013), a privately held company that provides innovative products and solutions through the use of nature-based chemistry.
Mr. Greenberg is a Director (since 1994) and Non-Executive Chairman of the General Partner. He previously served as Chief Executive Officer (since 1995), President (1994 to 2005) and Senior Vice President - Legal and Corporate Development of UGI Corporation (1989 to 1994). Mr. Greenberg also serves as a Director and Non-Executive Chairman UGI Corporation and UGI Utilities, Inc. and as a Director of Aqua America, Inc., Ameriprise Financial, Inc. and AmerisourceBergen Corporation.
Mr. Walsh is a director and Vice Chairman of the General Partner (since 2005). He also serves as a director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation. In addition, Mr. Walsh is a director and Vice Chairman of UGI Utilities, Inc. (since  2005). He served as Chief Operating Officer (2005 to 2013) of UGI Corporation and as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President-Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000).
Mr. Ford served as the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 to 2010. Prior to that, Mr. Ford was a partner of Ernst & Young LLP, a multinational professional services firm offering assurance, tax, consulting, and advisory services, where he served in various roles of increasing responsibility from 1971 until his retirement in 2008. Mr. Ford currently serves as a member of the Board of Directors, as Chairman of the Audit Committee, and as a member of the Governance and Nominating Committee of GulfMark Offshore, Inc., a public, global provider of marine transportation. Mr. Ford also serves as a member of the Board of Directors and as a member of the Audit, Compensation, and Corporate Governance, Conflicts and Nominating Committees of NRG Yield, Inc., a public, wholly owned subsidiary of NRG Energy, Inc., that invests in contracted renewable and conventional generation and thermal infrastructure assets. Mr. Ford also serves on the Board of Trustees of Drexel University, the Board of Directors of the Drexel College of Medicine and the Advisory Boards of Rutgers School of Business and the Drexel Law School.
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
Mrs. Pol was elected a director of the General Partner on January 23, 2013. Mrs. Pol retired in 2005 as President and Chief Operating Officer of Trex Enterprises Corporation, a high technology research and development company (2001 to 2005). She previously served as Senior Vice President (1998 to 2001) and Vice President (1996 to 1998) of Thermo Electron Corporation, an environmental monitoring and analytical instruments company and a major producer of recycling equipment, biomedical products and alternative energy systems. Mrs. Pol also served as President of Pitney Bowes Shipping and Weighing Systems Division, a business unit of Pitney Bowes Inc., a company that sells mailing and related business equipment (1993 to 1996); Vice President of New Product Programs in the Mailing Systems Division of Pitney Bowes Inc. (1991 to 1993); and Vice President of Manufacturing Operations in the Mailing Systems Division of Pitney Bowes Inc. (1990 to 1991). Mrs. Pol also serves as a Director of UGI Corporation and UGI Utilities, Inc.
Mr. Schlanger was elected a director of the General Partner on January 26, 2009. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, LLC, a management services and capital firm for chemical and allied industries (since 1998). Mr. Schlanger also serves as Chairman of the Board (since 2009) of CEVA Holdings LLC, an international logistics supplier, and as Chairman of the Supervisory Board of LyondellBasell Industries NV (since 2010). He was previously Chairman, Chief Executive Officer and President of Resolution Performance Products, LLC (2000 to 2005), Chairman of Covalence Specialty Materials Corp. (2006 to 2007), Chairman of Resolution Specialty Materials, LLC (2004 to 2005), Vice Chairman of Hexion Specialty Materials, LLC (2005 to 2010), and Chief Executive Officer (2012 to 2013) of CEVA Holdings LLC. Mr. Schlanger also serves as a Director of UGI Utilities, Inc., Taminco Global Chemical Holdings, LLP and Momentive Specialty Chemicals Holdings, LLC.

Mr. Stoeckel was elected a Director of the General Partner on September 30, 2006. Mr. Stoeckel serves as Vice Chairman of the Board of Directors of Wawa, Inc., a multi-state retailer of food products and gasoline. He joined Wawa, Inc. in 1987 as Vice President - Human Resources and was promoted to various positions, including Chief Executive Officer, President, Chief Operating Officer, Executive Vice President, Chief Retail Officer, and Vice President - Marketing. He also serves as a trustee for Rider University. As previously announced, Mr. Stoeckel will resign from the Board of the General Partner effective December 31, 2013.
Mr. Turner was elected a director of the General Partner on March 21, 2012. Mr. Turner is currently active with several private equity groups, after having retired from the Stephens Group, LLC (a private, family-owned investment firm) in 2011. He first became a private equity principal in 1990. He also serves as a board member for the general partner of Energy Transfer Equity, L.P. (since 2002), North American Energy Partners Inc. (since 2003) and several private companies. He also has served on the Board of Directors of the general partner of Energy Transfer Partners, L.P. (“ETP”) (2004 to 2011). ETP designated Mr. Turner as its nominee to serve on the Board of Directors of the General Partner pursuant to its rights under the Contingent Residual Support Agreement by and among AmeriGas Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., UGI Corporation, and ETP dated as of January 12, 2012.

Mr. Cane is Controller and Chief Accounting Officer of the General Partner (since February 2013). Mr. Cane joined the General Partner in 2004 as Director of Accounting and Financial Control and has held various positions at the General Partner, including Director of Field Service Initiative (September 2012 to February 2013), Director of Integration Management Office (2011 to 2012), and Director of Corporate Development (2007 to 2011). Mr. Cane also served as Corporate Controller at ImageMax, Inc., a provider of outsourced document management solutions, a position in which he served from 2002 to 2004.

Mr. Fee is Vice President - Human Resources of the General Partner (since May 2013). Mr. Fee served as Senior Vice President - Human Resources (2007 to 2013) at PEP BOYS, a retail and service chain serving the automotive aftermarket. Prior to joining PEP BOYS, Mr. Fee served as Senior Vice President, Human Resources Shared Services of TBC Corporation, a marketer of tires for the automotive replacement market (2006 to 2007) and as Vice President - Human Resources TBC Retail Group (2003

to 2006). Mr. Fee also served in various positions at Sears, Roebuck & Company, a nationwide retail company, from 1987 to 2003, including as Director Human Resources - Sears Automotive Group (2002 to 2003), Northwest Regional Human Resources Director - Sears Stores (2001 to 2002), Labor Relations Manager - Sears (2000 to 2001), and Regional Human Resources Manager - Sears Automotive (1999 to 2000). Mr. Fee held various positions of increasing responsibility at Sears, Roebuck & Company from 1987 to 1999.

Mr. Gallagher is Vice President - Finance and Chief Financial Officer of the General Partner (since April 2013). He also serves as Treasurer of the General Partner and UGI Corporation. Previously, Mr. Gallagher served as UGI Corporation’s Director - Treasury Services and Investor Relations (2009 to 2011) and Director - Treasury Services (2007 to 2009). He has also served as the General Partner’s Director - Corporate Development (2004 to 2007), Director of Financial Planning, (2000 to 2004), Financial Manager - Operations (1999 to 2000), Manager of Financial Reporting (1996 to 1999), and Team Leader - Financial Reporting (1995 to 1996). Mr. Gallagher joined UGI Corporation in 1990, serving in various finance and accounting roles of increasing responsibility.
Mr. Grady is Vice President and Chief Operating Officer of the General Partner (since March of 2012), having served as Vice President - Operations of the General Partner (January 2012 to March 2012). Previously, he served as President (2011 to 2012) and Senior Vice President and Chief Operating Officer (2006 to 2011) of Heritage Operating, L.P. Mr. Grady served as Senior Vice President and Chief Operating Officer (2000 to 2003), Senior Vice President - Operations (1999 to 2000) and Vice President - Sales and Operations (1995 to 1999) of the General Partner. Mr. Grady previously served as Director of Corporate Development of UGI Corporation (1990 to 1995).

Mr. Lee is Vice President - Strategic Initiatives and Marketing of the General Partner (since March 2013). He previously served the General Partner as Operating Vice President for the Mid-Atlantic region (2012 to March 2013) and General Manager for the Southeast Region (2011 to 2012). Prior to joining the General Partner, Mr. Lee served as Vice President - Sales at Cannon Equipment, a designer and manufacturer of carts, cages, racks, and automation equipment (2010 to 2011), and Global General Manager - Personal Care at Dow Chemical Company/Rohm and Haas Company, a manufacturer of specialty materials.
Mr. Lugar is Vice President - Supply and Logistics of the General Partner (since 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in various positions of increasing responsibility in propane marketing, operations, and supply.
Ms. Prigmore is Vice President - Operations Support and Customer Advocacy of the General Partner (since 2012). She previously served as General Manager of the Northeast Region (2006 to 2008 and 2010 to March 2012) and as a member of the team leading the development and roll-out of the General Partner’s proprietary revenue system (2008 to 2010). Prior to 2006, Ms. Prigmore held various positions of increasing responsibility with the General Partner, including Vice President and General Manager of the former Mountain Central Region and Group Director, Process Improvement and Training since joining the General Partner in 1983.
Mr. Peyton is Vice President - Corporate Development (since 2012). Previously, he served the General Partner as Vice President - Sales and Marketing (2010 to 2012), as General Manager, Southern Region and Northeast Region (2009 to 2010) and as General Manager, Southern Region (2006 to 2009). Prior to joining the General Partner, Mr. Peyton served in a variety of positions, including national accounts and product management, during his more than ten year tenure at Ryerson, Inc.
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
Mr. Samuel is Vice President - Law and General Counsel of the General Partner (since 2011). Previously, Mr. Samuel served the General Partner as Vice President - Law and Associate General Counsel (2008 to 2011); Group Counsel - Propane (2004 to 2007); Senior Counsel (1999 to 2004) and Counsel (1996 to 1999). He joined UGI Corporation as Associate Counsel in 1993.

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

In making its determination of independence, the Board of Directors considered (i) charitable contributions and underwriting support given by the Partnership and its affiliates in prior years to WHYY, of which Mr. Marrazzo is the Chief Executive Officer, and (ii) Mr. Schlanger’s service on the Board of CEVA Logistics, a customer of AmeriGas Propane, L.P. All such transactions were in compliance with the categorical standards set by the Board of Directors for determining director independence.
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
These procedures have been posted on the Partnership’s website at www.amerigas.com (first click the “Investor Relations” caption, then click the “Corporate Governance” caption, then click on “Contact AmeriGas Propane, Inc. Board of Directors”).

Section 16(a) — Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. During Fiscal 2013, due to an administrative error, late Section 16(a) reports on Form 4 were filed for Messrs. Grady, Iannarelli, Lugar, Peyton, Samuel and Sheridan. The late reports disclosed discretionary grants of AmeriGas Partners phantom units to each of Messrs. Grady, Iannarelli, Lugar, Peyton, Samuel and Sheridan in recognition of their contributions and leadership with respect to the acquisition and integration of Heritage Propane during Fiscal 2012. The phantom units have a grant date of December 3, 2012 and were reported on Form 4s filed January 3, 2013. Except as previously described, based on our records, we believe that, during Fiscal 2013, all of such reporting persons complied with Section 16(a) reporting requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Compensation/Pension Committee of the General Partner are Messrs. Schlanger (Chairman) and Marrazzo and Mrs. Pol. None of the members is a former or current officer or employee of the General Partner or any of its subsidiaries. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2013.

Compensation/Pension Committee
Marvin O. Schlanger, Chairman
William J. Marrazzo
Anne Pol

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Jerry E. Sheridan, our President and Chief Executive Officer; Hugh J. Gallagher, our Vice President-Finance and Chief Financial Officer, since May 20, 2013; John S. Iannarelli, our former Vice President - Finance and Chief Financial Officer, through May 19, 2013; John L. Walsh, our Vice Chairman; R. Paul Grady, our Vice President and Chief Operating Officer; Steven A. Samuel, our Vice President - Law and General Counsel; Lon R. Greenberg, our non-executive Chairman of the Board of Directors and, through March 31, 2013, our executive Chairman; and William D. Katz, our former Vice President - Human Resources, through May 28, 2013. We refer to these executive officers as our “named executive officers” for Fiscal 2013.

Compensation decisions for Messrs. Sheridan, Gallagher, Iannarelli, Grady, Samuel and Katz (collectively, the “AmeriGas NEOs”) were made by the independent members of the Board of Directors of the General Partner after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Messrs. Walsh and Greenberg were made by the independent members of the Board of Directors of UGI Corporation after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to AmeriGas Propane, Inc. and/or UGI Corporation and the term “Committee” or “Committees” to refer to the AmeriGas Propane, Inc. Compensation/Pension Committee and/or the UGI Corporation Compensation and Management Development Committee as appropriate in the relevant compensation decisions, unless the context indicates otherwise. We will use the term “Company” to refer to AmeriGas Propane, Inc.

Executive Summary

Objectives of Our Compensation Program

Our compensation program for named executive officers is designed to:

•provide a competitive level of total compensation;

•motivate and encourage our executives to contribute to our financial success;

•retain talented and experienced executives; and

•	reward our executives for leadership excellence and performance that promotes sustainable growth in unitholder value.

Components of Annual Fiscal 2013 Compensation Program

The following chart provides a brief summary of the principal elements of our executive compensation program for Fiscal 2013. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Components of Compensation Paid to Named Executive Officers in Fiscal 2013
Compensation Element	Form	Compensation Objective	Relation to Performance	2013 Actions/Results
Salary	Fixed annual cash paid bi-weekly	Compensate executives for their level of responsibility and sustained individual performance based on market data.	Merit salary increases are based on subjective performance evaluations.	Merit salary increases ranged from 2.0% to 6.0%.
Annual Bonus Awards	Variable cash and equity, paid on an annual basis.	Motivate executives to focus on achievement of our annual business objectives.
The amount of the annual bonus, if any, is entirely dependent on achievement of our goals relating to Adjusted EBITDA, subject to modification for customer growth (for the AmeriGas NEOs), and earnings per share (for Messrs. Walsh and Greenberg).
Target incentives ranged from 45% to 120% of salary. Actual bonuses earned were based on entity performance as follows: AmeriGas Propane, 67.2% of target. UGI Corporation, 95.9% of target.
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
Performance units constitute approximately 65% of our long-term compensation opportunity for the AmeriGas NEOs (with the exception of Mr. Gallagher) and approximately 50% for Messrs. Walsh and Greenberg. The number of performance units awarded in Fiscal 2013 ranged from 1,700 to 65,000.

The actual number of Common Units or shares to be awarded can range from 0% to 200% of performance units awarded, depending on comparative returns during the three-year period from January 1, 2013 through December 31, 2015.

Long-Term Compensation	UGI Stock Options
Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performances goals, as the value of stock options is a function of the price of UGI stock.
The increase in value of stock options is dependent on increases in UGI’s stock price.
Stock options constitute approximately 35% of our long-term compensation opportunity for the AmeriGas NEOs (with the exception of Mr. Gallagher) and approximately 50% for Messrs. Walsh and Greenberg. The number of shares underlying option awards ranged from 11,000 shares to 300,000 shares.

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

•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2013, 73 percent of the principal compensation components, in the case of Mr. Sheridan, and 48 percent to 82 percent of the principal compensation components, in the case of all other named executive officers were variable and tied to financial performance or total shareholder return.

•
AmeriGas Partners awards a substantial portion of compensation in the form of long-term awards, namely stock options and performance units, so that executive officers’ interests are aligned with unitholders and our long-term performance.

•
Annual bonus opportunities for the named executive officers were based on key financial metrics. Similarly, long-term incentives were based on the relative performance of AmeriGas Partners Common Units (or, in the case of Messrs. Walsh and Greenberg, UGI Corporation common stock values and relative stock price performance).

•
We require termination of employment for payment under our change in control agreements (referred to as a “double trigger”). We also have not entered into change in control agreements providing for tax gross-up payments under Section 280G of the Internal Revenue Code since 2010. See “Potential Payments Upon Termination of Employment or Change in Control - Change in Control Agreements.”

•	We have meaningful equity ownership guidelines. See “Equity Ownership Guidelines” in this Compensation Discussion and Analysis for information on equity ownership.

•	We have a recoupment policy for incentive-based compensation paid or awarded to current and former executive officers in the event of a significant restatement of the Company’s financial results.

•
During Fiscal 2013, we implemented a policy prohibiting the Company’s directors and executive officers from (i) hedging the securities of AmeriGas Partners and UGI Corporation, (ii) holding AmeriGas Partners and UGI Corporation securities in margin accounts as collateral for a margin loan, and (iii) pledging the securities of AmeriGas Partners and UGI Corporation. Prior to the implementation of this policy, there were no executive officers or directors who had engaged in the hedging or pledging of AmeriGas Partners or UGI Corporation securities.

The Compensation Committee believes that, during Fiscal 2013, there was no conflict of interest between Pay Governance and the Compensation Committee. Additionally, the Compensation Committee believes that Pay Governance was independent. In reaching the foregoing conclusions, the Compensation Committee considered the factors set forth by the New York Stock Exchange regarding compensation committee advisor independence.

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

In Fiscal 2013, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards and UGI Corporation stock option grants), perquisites, retirement benefits and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.

The compensation paid to Mr. Gallagher during Fiscal 2013 reflects his service as Vice President - Finance and Chief Financial Officer of the General Partner, a position he has held since May 20, 2013. Prior to commencement of this role, Mr. Gallagher was employed by UGI Corporation as Treasurer.

Determination of Competitive Compensation

In determining Fiscal 2013 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:

•	provide the Committees with independent and objective market data;

•	conduct compensation analysis;

•	review and advise on pay programs and salary, target bonus and long-term incentive levels applicable to our executives;

•	review components of our compensation program as requested from time to time by the Committees and recommend plan design changes as appropriate; and

•	provide general consulting services related to the fulfillment of the Committees’ charters.

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

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2012 by Pay Governance. Pay Governance provided us with two reports: the “2012 Executive Cash Compensation Review” and the “2012 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance’s analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity and sustained individual and company performance, when setting our executives’ compensation.

For the AmeriGas NEOs, the executive compensation analysis is based on general industry data in Towers Watson’s 2012 General Industry Executive Compensation Database (“General Industry Database”), which includes approximately 435 companies. For Messrs. Walsh and Greenberg, the analysis was based on the General Industry Database and Towers Watson’s 2012 Energy Services Executive Compensation Database (“Energy Services Database”). This weighting is designed to approximate the relative sizes of UGI’s non-utility and utility businesses. Towers Watson’s General Industry Database is comprised of companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Towers Watson Energy Services Database is comprised of approximately 95 companies, primarily utilities.

For Messrs. Walsh and Greenberg, Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position (($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500)). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of UGI’s nonutility and utility businesses. The identities of the companies that comprise the databases utilized by Pay Governance have not been disclosed to us by Pay Governance.

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

As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2012, we increased the range of salary in each salary grade for each named executive officer, other than Mr. Greenberg, by 1.5 percent. The Committee established Mr. Greenberg’s Fiscal 2013 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Greenberg, this resulted in an increase of the range of salary in his salary grade from the prior year of approximately 5 percent.

For Fiscal 2013, the merit increases were targeted at 2.5 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual’s contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Sheridan and Greenberg, in their capacities as chief executive officers of the General Partner and UGI Corporation, respectively, had additional goals and objectives for Fiscal 2013, as established during the first fiscal quarter of Fiscal 2013. Mr. Sheridan’s annual goals and objectives for Fiscal 2013 included achievement of annual financial goals, establishment of a customer advocacy function to improve customer service, and implementation of AmeriGas Propane’s growth strategies. Mr. Greenberg’s annual goals and objectives included the achievement of annual financial goals, the transition of Chief Executive duties and responsibilities to Mr. Walsh, collaboration with Mr. Walsh on a succession plan for senior leadership of UGI and its subsidiaries, and leadership in identifying investment opportunities for UGI and its subsidiaries.

All named executive officers received a salary in Fiscal 2013 that was within 81 percent to 117 percent of the midpoint for his salary range. The following table sets forth each named executive officer’s Fiscal 2013 salary.

Name	Salary	Percentage Increase over Fiscal 2012 Salary
J. E. Sheridan	475,020	4.0%(1)
H. J. Gallagher	96,827(2)	N/A
John S. Iannarelli	182,232(3)	4.0%
J. L. Walsh	861,710(4)	N/A
R.P. Grady	412,022	3.0%
S. A. Samuel	249,002	3.0%
L. R. Greenberg	594,594(5)	5.0%
W. D. Katz	218,278(6)	2.0%

(1)
Mr. Sheridan received a merit salary increase of 4.0% in Fiscal 2013, plus an equity adjustment of $7,000 to better align Mr. Sheridan’s salary with the market data provided by Pay Governance. Including this equity adjustment, Mr. Sheridan’s total increase in salary was 5.6% over Fiscal 2012. For purposes of the comparison to Fiscal 2012, an annualized salary that assumed Mr. Sheridan had served as the President and Chief Executive Officer for the entire Fiscal 2012 was used.

(2)
Mr. Gallagher’s salary was prorated in Fiscal 2013 based the number of months he served as Vice President - Finance and Chief Financial Officer of the General Partner. Prior to Mr. Gallagher’s employment with the General Partner on May 20, 2013, he received compensation from UGI Corporation for his service as Treasurer of UGI Corporation.

(3)	Mr. Iannarelli received a prorated salary in Fiscal 2013 based on his separation of service date of June 18, 2013.

(4)
Mr. Walsh’s salary reflects the portion of Fiscal 2013 that he served as President and Chief Operating Officer (until April 1, 2013) as well as his promotion to President and Chief Executive Officer (effective April 1, 2013). Following his promotion, Mr. Walsh’s Fiscal 2013 salary compared to his Fiscal 2012 salary was approximately 22.8% higher.

(5)
Mr. Greenberg’s salary was prorated based on his retirement date of April 1, 2013. During Fiscal 2013, Mr. Greenberg also received a payout for his earned and accrued vacation equal to $134,813 and compensation as Chairman of the Board of Directors of the General Partner. See Compensation of Directors - Director Compensation Table - Fiscal 2013 and accompanying narrative for additional information.

(6)	Mr. Katz received a prorated salary in Fiscal 2013 based on his separation of service date of July 15, 2013.
Annual Bonus Awards

Our annual bonus plans provide our named executive officers with the opportunity to earn annual cash and equity incentives provided that certain performance goals are satisfied. Our annual incentives are intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of unitholder or shareholder value.

In determining each executive position’s target award level under our annual bonus plans, we considered database information derived by Pay Governance regarding the percentage of salary payable upon achievement of target goals for executives in similar positions at other companies as described above. In establishing the target award level, we positioned the amount at the 50th percentile for comparable positions. Beginning in Fiscal 2013, we changed the target award level from a range (the 50th to 75th percentile) to the 50th percentile to more closely align our policy with past practice.

Messrs. Sheridan, Gallagher, Grady and Samuel (and prior to their separation from service, Messrs. Iannarelli and Katz) participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan (the “AmeriGas Bonus Plan”). For the AmeriGas NEOs, the entire target award opportunity was principally based on AmeriGas Partners’ earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted to exclude acquisition and transition expenses related to the Heritage Propane acquisition (“Adjusted EBITDA”). Adjusted EBITDA was then subject to modification based on achievement of AmeriGas Partners’ customer growth goal, as described below. We believe that customer growth for AmeriGas Partners is an important component of the bonus calculation because we foresee no or minimal growth in total demand for propane in the next several years, and, therefore, customer growth and customer retention are important factors in our ability to improve the long-term financial performance of AmeriGas Partners. Additionally, the customer growth adjustment serves to balance the risk of AmeriGas Partners’ achieving short-term annual financial goals at the expense of AmeriGas Partners’ long-term goal to increase its customer base. In prior years, bonus awards were based on earnings per common unit (“EPU”), subject to adjustment based on customer growth. Given the Heritage Propane acquisition in Fiscal 2012 and its overall effect on the financial results of AmeriGas Partners, in Fiscal 2013, the Committee changed the financial metric from EPU to EBITDA to remove uncertainties associated with the calculation of depreciation and amortization levels.

Messrs. Walsh and Greenberg participate in the UGI Corporation Executive Annual Bonus Plan. For reasons similar to those underlying our use of Adjusted EBITDA as a goal for the AmeriGas NEOs, the entire target award for Mr. Walsh (and prior to his retirement, Mr. Greenberg) was based on UGI’s earnings per share (“EPS”). We also believe that EPS is an appropriate measure for Messrs. Walsh and Greenberg, whose duties encompass UGI and its affiliated enterprises, including the General Partner and the Partnership. The EPS measure is not subject to adjustment based on customer growth or any other metric.

As noted above, the target award opportunity for the AmeriGas NEOs was based on Adjusted EBITDA of the Partnership, subject to modification based on customer growth. The applicable range for targeted Adjusted EBITDA for bonus purposes for Fiscal 2013 was $620 million to $660 million. Under the target bonus criteria, no bonus would be paid if actual Adjusted EBITDA amount was less than 90 percent of the actual Adjusted EBITDA target, while 200 percent of the target bonus could be payable if Adjusted EBITDA equaled or exceeded 110 percent of the Adjusted EBITDA target. The percentage of target bonus payable based on the level of achievement of Adjusted EBITDA is referred to as the “Adjusted EBITDA Leverage Factor.” The amount of the award determined by applying the Adjusted EBITDA Leverage Factor is then modified to reflect the degree of achievement of a predetermined customer growth objective (“Customer Growth Leverage Factor”). For Fiscal 2013, the percentage representing the Customer Growth Leverage Factor ranged from 80 percent if the growth target was not achieved, to a maximum of 120 percent if growth exceeded the target by 60 percent or more. We believe the Customer Growth Leverage Factor for Fiscal 2013 represented an achievable but challenging growth target. Once the Adjusted EBITDA Leverage Factor and Customer Growth Leverage Factor are determined, the Adjusted EBITDA Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain a total adjusted leverage factor (the “Total Adjusted Leverage Factor”). The Total Adjusted Leverage Factor is then multiplied by the target bonus opportunity to arrive at the bonus award payable for the fiscal year. The actual Adjusted EBITDA achieved for Fiscal 2013 was $617.7 million. The Committee then reduced achievement for bonus purposes to $595.7 million, representing the inclusion of a pre-determined amount of acquisition and transition expenses related to the heritage Propane acquisition (otherwise excluded from the calculation of Adjusted EBITDA). After application of the Total Adjusted Leverage Factor to the applicable target bonus opportunity, Messrs. Sheridan, Gallagher, Grady and Samuel each received a bonus payout equal to 67.2 percent of his target for Fiscal 2013. For Messrs. Sheridan, Gallagher and Grady, 10 percent of his bonus was paid in AmeriGas Partners common units to satisfy the Company’s ongoing equity ownership requirement.

EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (as indicators of operating performance) or as alternatives to cash flow (as measures of liquidity or ability to service debt obligations) and are not measures of performance or financial condition under GAAP. See Exhibit 99.2 for a reconciliation of EBITDA and Adjusted EBITDA to net income.

Each Committee has discretion under our executive annual bonus plans to (i) adjust EBITDA and EPS for extraordinary items or other events as the Committee deems appropriate, (ii) increase or decrease the amount of an award determined to be payable under the bonus plan by up to 50 percent, and (iii) beginning in Fiscal 2013, review quantitative factors (such as Company performance) and qualitative factors (such as individual performance and overall contributions to the Company) when determining the annual bonus to be paid to an executive that terminates employment during the fiscal year on account of retirement, death or disability. In addition, during Fiscal 2013, each of the AmeriGas Bonus Plan and the UGI Bonus Plan was amended to provide that, unless the Committee determines otherwise, all executive officers who have not fulfilled their equity ownership requirement receive as part of their ongoing compliance up to 10 percent of their gross annual bonus in fully vested AmeriGas Partners common units or UGI Corporation stock, as applicable.

Mr. Iannarelli received a prorated bonus of $75,000 based on service through May 19, 2013, the date he ceased serving as an officer of the General Partner. The Committee considered quantitative factors, including the Company’s performance through the second quarter of Fiscal 2013 and projected performance through September 30, 2013, and qualitative factors, including Mr. Iannarelli’s 26 years of service to the Company. Based on the quantitative factors, Mr. Iannarelli would have received 82.7 percent of his prorated target bonus. The Committee exercised its discretion and increased Mr. Iannarelli’s bonus payout by approximately seven percent. In accordance with Mr. Katz’s separation agreement, Mr. Katz received a prorated bonus of $65,706 based on service through May 28, 2013, the date he ceased serving as an officer of the General Partner. The Committee considered quantitative factors, including the Company’s performance through the third quarter of Fiscal 2013 and projected performance through September 30, 2013, in determining Mr. Katz’s bonus amount. Based on the quantitative factors, Mr. Katz received 79.5 percent of his prorated target bonus. A description of Mr. Katz’s separation agreement is set forth in “Ongoing Plans and Post-Employment Agreements” of this Compensation Discussion and Analysis.

The bonus award opportunity for each of Messrs. Walsh and Greenberg was structured so that no amounts would be paid unless UGI’s EPS was at least 80 percent of the target amount, with the target bonus award being paid out if EPS was 100 percent of the targeted EPS. The maximum award, equal to 200 percent of the target award, would be payable if EPS equaled or exceeded 120 percent of the EPS target. The targeted EPS for bonus purposes for Fiscal 2013 was established to be in the range of $2.45 to $2.55 per share, and EPS achieved for Fiscal 2013, as published in UGI Corporation’s Earnings Release dated November 18, 2013, was $2.39. The Committee exercised its discretion and adjusted the actual EPS for bonus purposes to exclude the impact of transition expenses and margin income earned during Fiscal 2013 associated with an acquisition in Poland. As a result, EPS, as adjusted for purposes of the bonus calculation, was $2.40 and Mr. Walsh received a bonus payout equal to 95.9 percent of his target award for Fiscal 2013. Mr. Walsh received 10 percent of his payout in UGI Corporation common stock to satisfy his ongoing stock ownership compliance requirement.

In accordance with UGI Corporation’s Annual Bonus Plan, Mr. Greenberg was eligible to receive a portion of his Fiscal 2013 annual bonus for his service as Chief Executive Officer of UGI Corporation through his retirement date of April 1, 2013. In calculating Mr. Greenberg’s bonus, the Committee prorated his target bonus to reflect both the period of time Mr. Greenberg served as Chief Executive Officer during Fiscal 2013 as well as Mr. Greenberg’s accrued vacation time which he did not use in order to ensure a smooth transition of his duties. Pursuant to the Annual Bonus Plan, the Committee then considered quantitative factors, including the Company’s performance through Mr. Greenberg’s retirement date, and qualitative factors, including Mr. Greenberg’s service to the Company and his proven leadership during his tenure and increased Mr. Greenberg’s bonus amount by approximately ten percent. As a result, Mr. Greenberg received a bonus for Fiscal 2013 equal to $1,050,000.

The following annual bonus payments were made for Fiscal 2013:

Name	Percent of Target Bonus Paid	Cash	Equity
J. E. Sheridan	67.2%	$229,875	$25,496
H. J. Gallagher(1)	67.2%	$28,487	$8,613
J. S. Iannarelli(2)	N/A	$75,000	$0
J. L. Walsh(3)	95.9%	$812,236	$90,219
R. P. Grady	67.2%	$137,072	$15,212
S. A. Samuel	67.2%	$75,298	$0
L.R. Greenberg(4)	N/A	$1,050,000	$0
W. D. Katz(5)	N/A	$65,706	$0

(1) Mr. Gallagher’s bonus was prorated in Fiscal 2013 based the number of months he served as Vice President - Finance and Chief Financial Officer of the General Partner. Mr. Gallagher also received a prorated bonus from UGI Corporation for his service as Treasurer of UGI Corporation through May 19, 2013.

(2) As described above, Mr. Iannarelli received a prorated annual bonus through May 19, 2013.

(3)   Mr. Walsh’s bonus reflects the portion of Fiscal 2013 that he served as President and Chief Operating Officer (until April 1, 2013) as well as his promotion to President and Chief Executive Officer (effective April 1, 2013).

(4) The calculation of Mr. Greenberg’s bonus is described above.

(5) As described above, Mr. Katz received a prorated annual bonus in accordance with his separation agreement.

Long-Term Compensation - Fiscal 2013 Equity Awards

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

Our long-term compensation for Fiscal 2013 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. UGI Corporation stock option grants were awarded under the 2004 Plan. AmeriGas Partners performance units were awarded under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (“AmeriGas 2010 Plan”) and UGI Corporation performance units were awarded under the 2013 Plan. Each of the AmeriGas NEOs was awarded performance unit awards tied to the three-year total return performance of AmeriGas Partners Common Units relative to that of the limited partnerships in the Alerian MLP Index. Messrs. Walsh and Greenberg were each awarded UGI Corporation performance units tied to the three-year total return performance of UGI’s common stock relative to that of the companies in the Russell MidCap Utilities Index (exclusive of telecommunications companies) (“Adjusted Russell MidCap Utilities Index”). Each performance unit represents the right of the recipient to receive a Common Unit or a share of common stock if specified performance goals and other conditions are met. Mr. Iannarelli forfeited all of his AmeriGas Partners performance units, AmeriGas Partners phantom units and UGI stock options granted during Fiscal 2013 in connection with his separation from service. Mr. Katz forfeited two-thirds of his AmeriGas performance units granted during Fiscal 2013 in connection with his separation from service.

As is the case with cash compensation and annual bonus awards, we referenced Pay Governance’s analysis of executive compensation database information in establishing equity compensation for the named executive officers. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2013, we initially referenced (i) median salary information, and (ii) the percentage of the market median base salary for each position to be delivered as a long-term compensation opportunity, both as calculated by Pay Governance. Pay Governance developed the percentages of base salary used to determine the amount of equity compensation based on the applicable executive compensation databases and such percentages were targeted to produce a long-term compensation opportunity at the 50th percentile level.

For the AmeriGas NEOs, we initially applied approximately 35 percent of the amount of his long-term incentive opportunity to stock options and approximately 65 percent to AmeriGas performance units. For Messrs. Walsh and Greenberg, we initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We believe this bifurcation provides a good balance between two related, but discrete, goals. Stock options are designed to align the executive’s interests with shareholder interests, because the value of stock options is a function of the appreciation or depreciation of UGI’s stock price. As explained in more detail below, the performance units are designed to encourage total unitholder or shareholder return that compares favorably relative to a competitive peer group.

For Fiscal 2013 equity awards, our compensation consultant provided the competitive market incentive levels based on its assessment of accounting values. The consultant then provided data for our long-term incentive values by utilizing similar accounting values. Accounting values are reported directly by companies to the survey databases and are determined in accordance with GAAP.

In providing award calculations, Pay Governance valued our stock options using UGI’s accounting value approach. Using this value, Pay Governance provided the total number of UGI stock options calibrating to 35 percent for the AmeriGas NEOs and 50 percent for Messrs. Walsh and Greenberg of the total market median long-term incentive value. As discussed below and consistent with past practice, management uses the Pay Governance calculations as a starting point and recommends adjustments to the Committee.

The remaining approximately 65 percent of the long-term compensation opportunity for the AmeriGas NEOs and 50 percent for Messrs. Walsh and Greenberg is awarded as performance units. In calculating the number of AmeriGas Partners performance units to be awarded to each of the AmeriGas NEOs, with the exception of Mr. Gallagher, Pay Governance established a value of $49.09 per performance unit using the accounting values approach. The number of UGI performance unit awards was computed in a similar fashion. In calculating the number of UGI performance units to be awarded to Messrs. Walsh and Greenberg, Pay Governance established a value of $33.82 per performance unit using the accounting values approach. Pay Governance determined the number of AmeriGas Partners and UGI Corporation performance units calibrating to 65 percent and 50 percent, respectively, of the total market median long-term incentive value.

While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of AmeriGas Partners’ and UGI’s performance units and UGI’s stock options calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under UGI’s 2004 Plan for the fiscal years 2011 through 2013, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal 4.67 shares. The adjustments generally, with the exception of Mr. Katz, resulted in a significant decrease in the number of shares underlying options and, with the exception of Messrs. Sheridan, Walsh and Greenberg, a decrease in the number of performance units awarded, in each case as compared to amounts calculated by Pay Governance using accounting values. In all cases, however, the overall value that was delivered to management was less than the total value recommended by Pay Governance.

As a result of the Committee’s acceptance of management’s recommendations, the named executive officers, excluding Mr. Gallagher, received between approximately 78 percent and 96 percent of the total dollar value of long-term compensation opportunity consisting of stock options and performance units recommended by Pay Governance using the accounting values approach. The actual grant amounts based on the foregoing analysis are as follows:

Name	Shares Underlying Stock Options # Granted	Performance Units # Granted 1/1/2013	Phantom Units # Granted 12/3/2012(1)
J. E. Sheridan	71,250	14,250	1,821
H. J. Gallagher(2)	1,500	1,100	0
J. S. Iannarelli(3)	17,000	2,900	758
J. L. Walsh(4)	119,000	23,000(5)	0
R. P. Grady	28,000	5,200	1,370
S. A. Samuel	11,000	1,900	677
L. R. Greenberg(6)	300,000	65,000(7)	0
W. D. Katz(8)	12,000	1,700	0

(1)
Phantom units with distribution equivalents were awarded to Messrs. Sheridan, Iannarelli, Grady and Samuel on December 3, 2012 in recognition of their contributions and leadership with respect to the acquisition and integration of Heritage Propane during Fiscal 2012.

(2)
Mr. Gallagher’s awards were granted May 20, 2013 in connection with the commencement of his employment with the General Partner as Vice President - Finance and Chief Financial Officer. In addition, Mr. Gallagher was awarded 18,000 stock options and 2,300 UGI Corporation performance units on January 1, 2013 in connection with his employment by UGI Corporation as Treasurer.

(3)	Mr. Iannarelli forfeited the performance units, phantom units and options granted to him in Fiscal 2013 due to his separation from service on June 18, 2013.

(4)	Mr. Walsh was awarded an additional 86,000 UGI stock options and 21,000 UGI performance units in connection with his promotion to President and Chief Executive Officer in April 2013.

(5)    Constitutes UGI performance units.

(6)
In accordance with the terms of the 2004 Plan and 2013 Plan, Mr. Greenberg did not forfeit his Fiscal 2013 equity awards upon retirement due to his continuing service on the Company’s Board of Directors.

(7)	Constitutes UGI performance units.

(8)	Mr. Katz forfeited two-thirds of his performance units granted in Fiscal 2013 due to his separation from service.

While the number of performance units awarded to the named executive officers was determined as described above, the actual number of Common Units or shares underlying performance units that are paid out at the expiration of the three-year performance period will be based upon comparative AmeriGas Partners’ total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2013 to December 31, 2015. In computing TUR, we use the average of the daily closing prices for our Common Units and those of each of the limited partnerships in the Alerian MLP Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. For the AmeriGas Partners performance units awarded to the AmeriGas NEOs, we compare the TUR of AmeriGas Partners’ Common Units to the TUR performance of each of the other limited partnerships in the Alerian MLP Index. If a partnership is added to the Alerian MLP Index during a three-year performance period, we do not include that partnership in our TUR analysis. We will only remove a partnership that was included in the Alerian MLP Index at the beginning of a performance period if such partnership ceases to exist during the applicable performance period. The limited partnerships comprising the Alerian MLP Index as of January 1, 2013 were as follows:

Access Midstream Partners, L.P.	EV Energy Partners, L.P.	PAA Natural Gas Storage, L.P.
Alliance Resource Partners, L.P.	Exterran Partners, L.P	Pioneer Southwest Energy Partners L.P.
AmeriGas Partners, L.P.	Ferrellgas Partners, L.P.	Plains All American Pipeline, L.P.
Atlas Pipeline Partners, L.P.	Genesis Energy, L.P.	PVR Partners, L.P.
Boardwalk Pipeline Partners, LP	Holly Energy Partners, L.P.	QR Energy, LP
Breitburn Energy Partners, L.P.	Kinder Morgan Energy Partners, L.P.	Regency Energy Partners LP
Buckeye Partners, L.P.	Kinder Morgan Management, LLC	Spectra Energy Partners, LP
Calumet Specialty Products Partners, L.P.	Legacy Reserves LP	Suburban Propane Partners, L.P.
Copano Energy, L.L.C.	Linn Energy, LLC	Sunoco Logistics Partners L.P.
Crestwood Midstream Partners, L.P.	Magellan Midstream Partners, L.P.	TC PipeLines, LP
Crosstex Energy, L.P.	Markwest Energy Partners, L.P.	Targa Resources Partners LP
DCP Midstream Partners, LP	Martin Midstream Partners L.P.	Teekay LNG Partners L.P.
El Paso Pipeline Partners, L.P.	Natural Resource Partners L.P.	Teekay Offshore Partners L.P.
Enbridge Energy Partners, L.P.	Navios Maritime Partners L.P.	Vanguard Natural Resources LLC
Energy Transfer Equity, L.P.	NuStar Energy L.P.	Western Gas Partners, LP
Energy Transfer Partners, L.P.	Nustar GP Holdings, LLC	Williams Partners L.P.
Enterprise Products Partners L.P.	ONEOK Partners, L.P.

In determining the number of UGI performance units to be paid out, UGI will compare the TSR of UGI common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period. In computing TSR, UGI uses the average of the daily closing prices for its common stock and the common stock of each company in the Adjusted Russell MidCap Utilities Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. UGI will only remove a company that was included in the Adjusted Russell MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2013 were as follows:

AGL Resources Inc.	Great Plains Energy Inc.	Pinnacle West Capital Corp.
Alliant Energy Corporation	Hawaiian Electric Industries, Inc.	PPL Corporation
Ameren Corporation	Integrys Energy Group, Inc.	Questar Corporation
American Water Works Company, Inc.	ITC Holdings Corp.	SCANA Corporation
Aqua America, Inc.	MDU Resources Group, Inc.	Sempra Energy
Atmos Energy Corporation	National Fuel Gas Company	TECO Energy, Inc.
Calpine Corporation	NiSource Inc.	The AES Corporation
Centerpoint Energy, Inc.	Northeast Utilities	UGI Corporation
CMS Energy Corporation	NRG Energy, Inc.	Vectren Corporation
DTE Energy Company	NV Energy, Inc.	Westar Energy, Inc.
Edison International	OGE Energy Corp.	Wisconsin Energy Corporation
Energen Corporation	ONEOK, Inc.	Xcel Energy Inc.
Entergy Corporation	Pepco Holdings, Inc.

The Company determined that the Adjusted Russell MidCap Utilities Index is an appropriate peer group because the companies included in the Russell MidCap Utilities Index generally are comparable to the Company in terms of market capitalization and the Company is included in the Russell MidCap Utilities Index. The Company, with approval of the Committee, excluded telecommunications companies from the peer group because the nature of the telecommunications business is markedly different from that of other companies in the utilities industry.
For AmeriGas Partners’ performance units, the minimum award, equivalent to 25 percent of the number of performance units, will be payable if the TUR rank is at the 25th percentile of the Alerian Index. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TUR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the TUR rank is at the 90th percentile of the Alerian Index. The number of UGI Corporation common shares underlying performance units that will be paid out to Messrs. Walsh and Greenberg will be based upon UGI Corporation’s TSR rank relative to the Russell Midcap Utilities Index entities and is computed using a methodology analogous to that described above with regard to the AmeriGas Partners’ TUR ranking.

Based on advice from the Committee’s compensation consultant regarding long-term incentive compensation practices, the Committee modified the performance unit payout schedules in Fiscal 2013 in order to maintain a competitive equity program. The target award, equivalent to 100 percent of the number of performance units payable if the TUR or TSR rank is equal to the 50th percentile, remained the same as in the prior year. Previously, each of the AmeriGas 2010 Plan and the 2004 Plan provided for no payout if the TUR or TSR was less than the 40th percentile and a maximum payout of 200 percent only if the TUR or TSR was the highest in the peer group. The changes made by the Committee in Fiscal 2013 only affected (i) the required degree of performance to attain the maximum payout of 200 percent (now attained if TUR or TSR is at least equal to the 90th percentile of the peer group), and (ii) the minimum payout was reduced from 50 percent if the TUR or TSR is at least equal to the 40th percentile to 25 percent if the TUR or TSR is at least equal to the 25th percentile of the peer group.

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

In addition to the performance units described above, the Compensation/Pension Committee of AmeriGas Propane and the independent members of the AmeriGas Propane Board of Directors approved a discretionary grant of AmeriGas Partners phantom units with distribution equivalents to Messrs. Sheridan, Iannarelli, Grady and Samuel in recognition of their contributions and leadership with respect to the acquisition and integration of Heritage Propane during Fiscal 2012 to support the long-term best interests of the Company. The phantom units have a grant date of December 3, 2012 and represent time-restricted AmeriGas Partners common units that will vest on December 3, 2014, subject to continued employment. In the event of termination of employment for any reason, other than retirement, death or disability, the unvested phantom units and dividend equivalents will be forfeited. In the event of retirement, death or disability during the initial year following the grant, one half of the number of units granted would immediately vest and the other half of units would be forfeited.

Long-Term Compensation - Payout of Performance Units for 2010-2012 Period

During Fiscal 2013, we paid out awards to those executives who received UGI performance units in our 2010 fiscal year covering the period from January 1, 2010 to December 31, 2012. For that period, UGI Corporation’s TSR ranked 19th relative to the 32 companies in the S&P Utilities Index, placing UGI slightly below the 42nd percentile ranking, resulting in a 59.7 percent payout of the target award. AmeriGas Partners’ TUR ranked 34th relative to its peer group, placing AmeriGas Partners at approximately the 35th percentile ranking, resulting in no payout of the target award for Messrs. Sheridan, Iannarelli, Grady, Samuel, and Katz. The payouts for Fiscal 2013 on UGI performance unit awards were as follows:

Name	Performance Unit Payout (#)	Performance Unit Payout Value(1) ($)
John L. Walsh	16,716	$597,764
Lon R. Greenberg	41,790	$1,494,410
(1)    Includes dividend equivalent payout.

Payments to Messrs. Iannarelli and Katz

In connection with his separation from service on June 18, 2013, Mr. Iannarelli received a cash payout in the amount of $664,133 consistent with the AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”). Mr. Iannarelli’s payout includes all amounts due to him under the AmeriGas Severance Plan, including his Fiscal 2013 bonus.

Mr. Katz entered into a Separation Agreement and General Release with the General Partner effective July 15, 2013 (the “Separation Agreement”). In accordance with the Separation Agreement, Mr. Katz received a lump sum payment of $375,000 in consideration of Mr. Katz assisting with the integration of Heritage Propane and transition of responsibilities to his successor. In addition, Mr. Katz received an annual bonus in the amount of $65,706. For a description of the Separation Agreement, see “Ongoing Plans and Post-Employment Agreements” in this Compensation Discussion and Analysis.

Perquisites and Other Compensation

We provide limited perquisite opportunities to our executive officers. We provide reimbursement for tax preparation services and limited spousal travel. Our named executive officers may also occasionally use UGI’s tickets for sporting events for personal rather than business purposes. We discontinued reimbursement for tax preparation services in Fiscal 2011 for newly hired executives. The aggregate cost of perquisites for all named executive officers in Fiscal 2013 was less than $15,000.

Other Benefits

Our named executive officers participate in various retirement, deferred compensation and severance plans which are described in greater detail in the “Ongoing Plans and Post-Employment Agreements” section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although the AmeriGas NEOs were provided certain enhanced disability and life insurance benefits having an aggregate total cost in Fiscal 2013 of less than $30,000.

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

AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Savings Plan”)

This plan is a tax-qualified defined contribution plan for AmeriGas Propane employees. Subject to Internal Revenue Code (the “Code”) limits, which are the same as described below with respect to the UGI Savings Plan, an employee may contribute, on a pre-tax basis, up to 50 percent of his or her eligible compensation, and AmeriGas Propane provides a matching contribution equal to 100 percent of the first 5 percent of eligible compensation contributed in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including UGI’s stock fund. Messrs. Sheridan, Gallagher, Grady and Samuel are eligible to participate in the AmeriGas Savings Plan.

UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)

This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Code limitations (which, among other things, limited annual contributions in 2013 to $17,500), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009, who are not eligible to participate in the UGI Pension Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Like the AmeriGas Savings Plan, participants in the UGI Savings Plan may invest amounts credited to their account among a number of funds, including the UGI stock fund. Mr. Walsh is eligible to participate in the UGI Savings Plan.

Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)

This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries, but not including the General Partner. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Mr. Walsh participates in the UGI Pension Plan. Messrs. Gallagher, Grady, Samuel, Iannarelli, and Katz have vested benefits, but they no longer participate. Mr. Greenberg received benefits under UGI Pension Plan during Fiscal 2013 as a result of his retirement. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2013 and accompanying narrative for additional information.

UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan

UGI Corporation Supplemental Executive Retirement Plan

This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh participates in the UGI Corporation Supplemental Executive Retirement Plan. Mr. Greenberg received a payout under the UGI Corporation Supplemental Executive Retirement Plan during Fiscal 2013 in connection with his retirement. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2013 and accompanying narrative for additional information.

UGI Corporation Supplemental Savings Plan

This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between UGI matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh is eligible to participate in the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2013 and accompanying narrative for additional information.

AmeriGas Propane, Inc. Supplemental Executive Retirement Plan

The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. Messrs. Sheridan, Gallagher, Grady and Samuel participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2013 and accompanying narrative for additional information.

AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan

AmeriGas Propane maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. Messrs. Sheridan, Gallagher, Grady and Samuel are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2013 and accompanying narrative for additional information.

UGI Corporation 2009 Deferral Plan, As Amended and Restated Effective June 1, 2010

This plan provides deferral options that comply with the requirements of Section 409A of the Code related to (i) all phantom units and stock units granted to the General Partner’s and UGI’s non-employee Directors, (ii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan, (iii) the 2009 UGI Corporation SERP, and (iv) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. If an eligible participant elects to defer payment under the plan, the participant may receive future benefits after separation from service as (x) a lump sum payment, (y) annual installment payments over a period between two and ten years, or (z) one to five retirement distribution amounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than phantom units and stock units, will be deemed to be invested in investment funds selected by the participant from among a list of available funds. The plan also provides newly eligible participants with a deferral election that must be acted upon promptly.

Severance Pay Plans for Senior Executive Employees

The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner’s plan covers the AmeriGas NEOs and UGI’s plan covers Mr. Walsh. During Fiscal 2013, Mr. Iannarelli received severance compensation under the General Partner’s severance plan. See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the severance plans.

Separation Agreement with Mr. Katz
Mr. Katz entered into the Separation Agreement with the General Partner effective July 15, 2013. The agreement provided for a cash payment of $375,000 in consideration of Mr. Katz assisting with the integration of Heritage Propane and the transition of his responsibilities to his successor. Pursuant to the Separation Agreement, Mr. Katz resigned from all offices he held effective May 28, 2013 and received a bonus prorated through May of 2013. See “Elements of Compensation - Annual Bonus Awards” in this Compensation Discussion and Analysis for additional information related to Mr. Katz’s bonus. The Separation Agreement provides that all options granted to Mr. Katz will continue to be exercisable through their original terms. Additionally, Mr. Katz retained his performance units, except that he forfeited one-third of the performance units granted to him in Fiscal 2012 and two-thirds of the performance units granted to him in Fiscal 2013. Mr. Katz’s agreement required that he execute a release discharging the Company and its subsidiaries from liability in connection with his separation of service from the Company. See Compensation of Executive Officers- Potential Payments Upon Termination or Change in Control below for further information.

Change in Control Agreements

The General Partner has change in control agreements with Messrs. Sheridan, Gallagher, Grady, and Samuel. UGI has change in control agreements with Mr. Walsh. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of the change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for good reason within two years following a change in control of UGI (and, in the case of Messrs. Sheridan, Gallagher, Grady and Samuel, the General Partner or AmeriGas Partners). See Compensation of Executive Officers - Potential Payments Upon Termination of Employment or Change in Control for further information regarding the change in control agreements.

Equity Ownership Guidelines

We seek to align executives’ interests with unitholder and shareholder interests through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners or, if applicable, UGI, we will enhance the link between our executives and unitholders or shareholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment or promotion. During Fiscal 2013, each of the UGI Bonus Plan and the AmeriGas Bonus Plan was amended to require that, unless the Committee determines otherwise, all executive officers who have not fulfilled their equity ownership requirement receive up to 10 percent of their gross annual bonus in fully vested UGI Corporation stock or AmeriGas Partners common units. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. The guidelines also require that, until the share ownership requirement is met, the executive retain all shares or Common Units received in connection with the payout of performance units. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock in the executive’s account in the relevant savings plan.

As of September 30, 2013, the equity ownership requirements for the named executive officers were as follows: (1) Mr. Sheridan - 40,000 common units; (2) Mr. Gallagher - 12,000 common units; (3) Mr. Walsh - 225,000 UGI Corporation common shares; (4) Mr. Grady - 20,000 common units; and (5) Mr. Samuel - 6,000 common units. Messrs. Sheridan, Gallagher, Grady and Samuel are permitted to satisfy their requirements through ownership of Common Units, UGI common stock, or a combination of Common Units and UGI common stock, with each Common Unit equivalent to 1.5 shares of UGI common stock. The stock ownership guidelines further permit any UGI executive who was formerly employed by the General Partner to satisfy up to two-thirds of his or her stock ownership requirement with Common Units. Although not all named executive officers have met their respective ownership requirements due to the amount of time they have served in their current positions, all named executive officers are in compliance with the Company’s guidelines requiring the accumulation of common units, or shares in the case of Mr. Walsh, over time.
Stock Option Grant Practices

The Committees approve annual stock option grants to executive officers in the last calendar quarter of each year, to be effective the following January 1. The exercise price per share of the options is equal to or greater than the closing share price of UGI common stock on the last trading day of December. A grant to a new employee is generally effective on the later of the date the employee commences employment with us or the date the Committee authorizes the grant. In either case, the exercise price is equal to or greater than the closing price per share of UGI common stock on the effective date of grant. From time to time, management recommends stock option grants for non-executive employees, and the grants, if approved by the Committee, are effective on or after the date of Committee action and have an exercise price equal to or greater than the closing price per share of UGI common stock on the effective date of grant. We believe that our stock option grant practices are appropriate and effectively eliminate any question regarding “timing” of grants in anticipation of material events.

Role of Executive Officers in Determining Executive Compensation

In connection with Fiscal 2013 compensation, Mr. Greenberg, aided by our human resources personnel, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Mr. Greenberg did not make recommendations as to his own compensation and was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized information provided by Mr. Greenberg, and valued Mr. Greenberg’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the independent members of the appropriate Board of Directors following Committee recommendations.
Tax Considerations

In Fiscal 2013, we paid salary and annual bonus compensation to named executive officers that were not fully deductible under U.S. federal tax law because it did not meet the statutory performance criteria. Section 162(m) of the Code precludes us from deducting certain forms of compensation in excess of $1,000,000 paid to the named executive officers in any one year. Our policy generally is to preserve the federal income tax deductibility of equity compensation paid to our executives by making it performance-based. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.
RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2013. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.

SUMMARY COMPENSATION TABLE

The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officers, Chief Financial Officers and our 3 other most highly compensated executive officers in Fiscal 2013.
Summary Compensation Table — Fiscal 2013

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (1)(c)	Bonus ($) (d)	Stock Awards ($) (2)(e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (6) (j)
J. E. Sheridan	2013	474,539	0	678,156	338,366	255,371	0	76,241	1,822,673
President and	2012	410,220	0	603,500	305,110	0	0	48,587	1,367,417
Chief Executive Officer	2011	337,759	0	174,432	148,418	125,000	0	47,479	833,088
H. J. Gallagher	2013	91,731	0	59,103	9,441	37,100	6,696	10,519	214,590
Vice President - Finance									0
Chief Financial Officer									0
J. S. Iannarelli	2013	186,795	0	156,048	80,733	75,000	0	689,704	1,188,280
Former Vice President -	2012	243,071	0	115,872	86,890	0	11,127	29,144	486,104
Finance and	2011	199,546	0	81,765	89,595	89,051	0	29,490	489,447
Chief Financial Officer
J. L. Walsh	2013	856,377	0	1,877,710	1,060,319	902,454	481,670	26,618	5,205,148
Vice Chairman	2012	701,470	0	760,500	543,065	413,478	651,008	27,985	3,097,506
	2011	674,040	50,000(7)	991,760	678,750	508,494	376,855	28,023	3,257,922
R. P. Grady	2013	411,791	0	280,315	132,972	152,283	0	56,657	1,034,018
Vice President and	2012	300,000	0	833,995	123,395	0	25,940	100,131	1,383,461
Chief Operating Officer
S. A. Samuel	2013	248,863	0	110,637	52,239	75,298	0	34,574	521,611
Vice President - Law and									0
General Counsel									0
L. R. Greenberg	2013	751,187	0	2,487,550	1,424,700	1,050,000	1,124,933	71,905	6,910,275
Chairman	2012	1,131,924	0	1,901,250	1,303,355	772,406	2,883,824	67,459	8,060,218
	2011	1,099,047	0	2,479,400	1,629,000	1,072,821	3,258,787	62,162	9,601,217
W. D. Katz	2013	223,472	0	70,788	56,988	65,706	0	402,613	819,567
Former Vice President-	2012	269,986	0	72,420	56,479	30,385	5,838	31,468	466,576
Human Resources	2011	274,563	0	92,667	65,160	91,152	399	37,355	561,296

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year. Mr. Gallagher received a prorated salary in Fiscal 2013 based on his employment date of May 20, 2013 with the General Partner. Mr. Iannarelli received a prorated salary in Fiscal 2013 based on his separation of service date of June 18, 2013. Mr. Walsh’s salary reflects the portion of Fiscal 2013 that he served as President and Chief Operating Officer (until April 1, 2013) as well as his promotion to President and Chief Executive Officer (effective April 1, 2013). Mr. Greenberg received a prorated salary in Fiscal 2013 based on his retirement date of April 1, 2013. Mr. Greenberg’s prorated salary includes $134,813 related to his earned and accrued vacation. In addition, Mr. Greenberg received compensation of $100,000 for his service as Non-Executive Chairman of the General Partner’s Board of Directors following his retirement in April 2013 - see Director Compensation Table - Fiscal 2013. Mr. Katz received a prorated salary in Fiscal 2013 based on his separation of service date of July 15, 2013.

(2)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units, stock units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2013 and in Exhibit No. 99 to this Report. Mr. Iannarelli’s unvested stock options and all of his performance units and phantom units were forfeited as a result of his separation from service. Mr. Katz forfeited two-thirds of his Fiscal 2013 performance units and one-third of his Fiscal 2012 performance units as a result of his separation from service.

(3)
The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan. Messrs. Sheridan, Gallagher, and Grady received 10% of their respective payouts in AmeriGas Partners Common Units in compliance with the Company’s ongoing equity ownership compliance requirements. Mr. Walsh received 10% of his payout in UGI Corporation common stock in compliance with the Company’s ongoing stock ownership requirement.

Mr. Katz’s non-equity incentive compensation payout was paid in accordance with his Separation Agreement. Mr. Greenberg received a prorated non-equity incentive compensation payout as discussed in greater detail in Compensation Discussion and Analysis.

(4)
The amounts shown in column (h) of the Summary Compensation Table - Fiscal 2013 reflect (i) for Messrs. Gallagher, Iannarelli, Walsh, Grady, Samuel, Greenberg and Katz, the change in the actuarial present value from September 30, 2012 to September 30, 2013 of the named executive officer’s accumulated benefit under UGI’s defined benefit pension plans, including, with respect to Messrs. Walsh, Greenberg, and Gallagher, the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Messrs. Gallagher, Iannarelli, Grady, Samuel and Katz each have vested annual benefit amounts under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $37,100, $5,556,$12,695, $4,281 and $2,855, respectively. None of Messrs. Gallagher, Iannarelli, Grady or Katz is currently earning benefits under that plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table - Fiscal 2013 and the Nonqualified Deferred Compensation Table - Fiscal 2013, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table - Fiscal 2013, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2013 was 2.87 percent, which is 120 percent of the federal long-term rate for December 2012. Earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds. The amounts included in column (h) of the Summary Compensation Table - Fiscal 2013 are itemized below.

Name	Change in Pension Value(a)	Above-Market Earnings on Deferred Compensation
J. E. Sheridan	$0	$0
H. J. Gallagher	$0	$0
J. S. Iannarelli	$0	$0
J. L. Walsh	$464,544	$17,126
R. P. Grady	$0	$0
S. A. Samuel	$0	$0
L. R. Greenberg	$1,095,416	$29,517
W. D. Katz	$0	$0
(a) The pension values for Messrs. Iannarelli, Grady, Samuel, and Katz decreased during Fiscal 2013 as follows: Mr. Iannarelli - $6,714; Mr. Grady - $9,662; Mr. Samuel - $4,281; Mr. Katz - $2,191.

(5)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table - Fiscal 2013. None of the named executive officers received perquisites with an aggregate value of $10,000 or more.

Name	Employer Contribution to 401(k) Savings Plan	Employer Contribution to AmeriGas Supplemental Executive Retirement Plan/UGI Supplemental Savings Plan	Tax Reimbursement	Termination Payments	Total
J. E. Sheridan	$12,750	$60,491	$3,000	$0	$76,241
H. J. Gallagher	$4,077	$6,442	$0	$0	$10,519
J. S. Iannarelli (a)	$9,291	$13,680	$2,600	$664,133	$689,704
J. L. Walsh	$5,094	$19,674	$1,850	$0	$26,618
R. P. Grady	$12,750	$43,907	$0	$0	$56,657
S. A. Samuel	$12,443	$19,916	$2,215	$0	$34,574
L. R. Greenberg	$5,738	$66,167	$0	$0	$71,905
W. D. Katz	$10,112	$16,418	$1,083	$375,000	$402,613
(a) Mr. Iannarelli’s payout is consistent with the AmeriGas Severance Plan and the amount includes his Fiscal 2013 bonus.

(6)
The compensation reported for Messrs. Walsh and Greenberg is paid by UGI. For Fiscal 2013, UGI charged the Partnership 53% percent of the total compensation expense, other than the change in pension value, for Messrs. Walsh and Greenberg.

(7)	Discretionary bonus awarded in recognition of Mr. Walsh’s overall exceptional leadership, including serving as President and Chief Executive Officer of UGI Utilities, Inc.

Grants of Plan-Based Awards In Fiscal 2013
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2013.
Grants of Plan-Based Awards Table — Fiscal 2013

			Estimated Possible Payouts Under						All Other Stock Awards:	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value
		Board	Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Number of Shares of	Securities Underlying	Price of Option	of Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)(3)	(4)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
J. E. Sheridan	10/1/2012	11/15/2012	182,408	380,016	760,032
	12/3/2012	11/15/2012							1,821			84,786
	1/1/2013	11/16/2012								71,250	32.71	338,366
	1/1/2013	11/15/2012				3,562	14,250	28,500				593,370
H. J. Gallagher (5)	10/1/2012	11/16/2012	26,500	55,208	110,416
	1/1/2013	11/16/2012								18,000	32.71	85,482
	1/24/2013	11/16/2012				575	2,300	4,600				88,021
	5/20/2013	4/30/2013								1,500	41.43	9,441
	5/20/2013	4/29/2013				275	1,100	2,200				59,103
J. S. Iannarelli	10/1/2012	4/29/2013		75,000
	12/3/2012	11/15/2012							758			35,292
	1/1/2013	11/16/2012								17,000	32.71	80,733
	1/1/2013	11/15/2012				725	2,900	5,800				120,756
J. L. Walsh	10/1/2012	11/16/2012	564,622	941,037	1,882,074
	1/1/2013	11/16/2012								119,000	32.71	565,131
	1/24/2013	11/16/2012				5,750	23,000	46,000				880,210
	4/1/2013	3/18/2013								86,000	38.24	495,188
	4/1/2013	3/18/2013				5,250	21,000	42,000				997,500
R P. Grady	10/1/2012	11/15/2012	108,774	226,612	453,224
	12/3/2012	11/15/2012							1,370			63,787
	1/1/2013	11/16/2012								28,000	32.71	132,972
	1/1/2013	11/15/2012				1,300	5,200	10,400				216,528
S. A. Samuel	10/1/2012	11/15/2012	53,784	112,050	224,100
	12/3/2012	11/15/2012							677			31,521
	1/1/2013	11/16/2012								11,000	32.71	52,239
	1/1/2013	11/15/2012				475	1,900	3,800				79,116
L. R. Greenberg	10/1/2012	6/12/2013		1,050,000
	1/1/2013	11/16/2012								300,000	32.71	1,424,700
	1/24/2013	11/16/2012				16,250	65,000	130,000				2,487,550
W. D. Katz	10/1/2012	7/29/2013		65,706
	1/1/2013	11/16/2012								12,000	32.71	56,988
	1/1/2013	11/15/2012				141	566	1,132				70,788

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2013. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2013. The threshold amount shown for Messrs. Sheridan, Gallagher, Grady, and Samuel is based on achievement of 90 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of customer growth objectives. The threshold amount shown for Mr. Walsh is based on achievement of 80 percent of the UGI financial goal. The target amounts shown for Messrs. Iannarelli and Katz are equal to their actual payouts, prorated for Fiscal 2013 based on their dates of separation. The target amount shown for Mr. Greenberg is equal to his actual payout.

(2)
The awards shown for Mr. Sheridan and 1,110 awards shown for Mr. Gallagher are performance units under the 2010 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be payable if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee. The awards shown for Messrs. Walsh and Greenberg and 2,300 awards shown for Mr. Gallagher are performance units under the UGI Corporation 2013 Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the UGI Corporation 2004 Plan and the UGI Corporation 2013 Plan, are analogous to the terms of the performance units granted under the 2010 AmeriGas Long-Term Incentive Plan. Mr. Iannarelli’s performance units and phantom units were forfeited as a result of his separation from service. Mr. Katz forfeited two-thirds of his Fiscal 2013 performance units and one-third of his Fiscal 2012 performance units as a result of his separation from service.

(3)
The awards shown are phantom units granted under the 2010 AmeriGas Long-Term Incentive Plan and represent time-restricted AmeriGas Partners common units that will vest on December 3, 2014, subject to continued employment. In the event of termination of employment for any reason, other than retirement, death or disability, the unvested phantom units and dividend equivalents will be forfeited. In the event of retirement, death or disability during the initial year following the grant, one half of the number of units granted would immediately vest and the remainder are forfeited. Mr. Iannarelli’s awards were forfeited as a result of his separation from service.

(4)
Options are granted under either the UGI Corporation 2004 Plan or the UGI Corporation 2013 Plan. Under each of these Plans, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option and the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, and the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, and the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock.

(5)	The options granted to Mr. Gallagher on January 1, 2013, and performance units granted on January 24, 2013, were made by UGI Corporation in connection with his role as Treasurer of UGI Corporation.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2013 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2013

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock/ Partnership Units that Have Not Vested		Market Value of Shares or Units of Stock/ Partnership Units That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)		(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)		(h)		(i)		(j)
J. E. Sheridan	21,000	(1)			24.42	12/31/2018	1,821	(18)	78,430	(20)	3,200	(21)
	22,000	(2)			24.19	12/31/2019					1,584	(22)
	14,666	(3)	7,334	(3)	31.58	12/31/2020					4,500	(23)	193,815
	3,555	(4)	1,778	(4)	32.52	5/8/2021					8,000	(24)	344,560
	10,000	(5)	20,000	(5)	29.40	12/31/2021					14,250	(25)	613,748
	13,999	(6)	28,001	(6)	28.04	3/2/2022
			71,250	(7)	32.71	12/31/2022

H. J. Gallagher
	0	(3)	2,500	(3)	31.58	12/31/2020					1,100	(26)	47,377
	2,083	(8)	1,042	(8)	32.47	7/1/2021
	5,666	(5)	11,334	(5)	29.40	12/31/2021
			18,000	(7)	32.71	12/31/2022
			1,500	(9)	41.43	5/19/2023

J. S. Iannarelli	1,500	(10)			25.19	7/18/2014
	6,333	(11)			31.58	7/18/2014
	6,666	(12)			29.40	7/18/2014

J. L. Walsh	120,000	(13)			27.25	12/31/2017					28,000	(28)	743,940
	125,000	(1)			24.42	12/31/2018					26,000	(29)	1,017,380
	125,000	(2)			24.19	12/31/2019					23,000	(30)	899,990
	83,333	(3)	41,667	(3)	31.58	12/31/2020					21,000	(31)	821,730
	41,666	(5)	83,334	(5)	29.40	12/31/2021
			119,000	(7)	32.71	12/31/2022
			86,000	(14)	38.24	3/31/2023
R. P. Grady	10,000	(15)	20,000	(15)	28.03	1/16/2022	11,200	(19)	482,384	(20)	4,500	(27)	193,815
			28,000	(7)	32.71	12/31/2022	1,370	(18)	59,006	(20)	5,200	(25)	223,964

S. A. Samuel	6,500	(16)			27.28	12/31/2016	677	(18)	29,158	(20)	2,000	(21)
	6,000	(13)			27.25	12/31/2017					1,800	(23)	77,526
	5,000	(17)			24.89	1/24/2018					1,900	(25)	81,833
	11,000	(1)			24.42	12/31/2018
	12,000	(2)			24.19	12/31/2019
	8,000	(3)	4,000	(3)	31.58	12/31/2020
	4,000	(5)	8,000	(5)	29.40	12/31/2021
			11,000	(7)	32.71	12/31/2022

L. R. Greenberg	200,000	(13)			27.25	12/31/2017					70,000	(28)	1,859,849
	300,000	(1)			24.42	12/31/2018					65,000	(29)	2,543,450
	300,000	(2)			24.19	12/31/2019					65,000	(30)	2,543,450
	200,000	(3)	100,000	(3)	31.58	12/31/2020
	100,000	(5)	200,000	(5)	29.40	12/31/2021
			300,000	(7)	32.71	12/31/2022

W. D. Katz	4,334	(1)			24.42	12/31/2018
	8,667	(2)			24.19	12/31/2019					1,700	(21)
	8,000	(3)	4,000	(3)	31.58	12/31/2020					1,000	(23)(32)	43,070	(29)
	4,333	(5)	8,667	(5)	29.40	12/31/2021					566	(25)(33)	24,378	(30)
			12,000	(7)	32.71	12/31/2022

Note: Column (d) was intentionally omitted.

(1)	These options were granted effective January 1, 2009 and were fully vested on January 1, 2012.

(2)	These options were granted effective January 1, 2010 and were fully vested on January 1, 2013.

(3)	These options were granted effective January 1, 2011. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2014.

(4)	These options were granted effective May 9, 2011. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on May 9, 2014.

(5)	These options were granted effective January 1, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2015.

(6)	These options were granted effective March 3, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 3, 2015.

(7)	These options were granted effective January 1, 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2016.

(8)	These options were granted effective July 1, 2011. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on July 1, 2014.

(9)	These options were granted effective May 20, 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on May 20, 2016.

(10)	These options were granted effective March 1, 2010. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 1, 2013.

(11)	These options were granted effective January 1, 2011. The options reported represent the number of options vested as of Mr. Iannarelli’s termination date of June 18, 2013.

(12)	These options were granted effective January 1, 2012. The options reported represent the number of options vested as of Mr. Iannarelli’s termination date of June 18, 2013.

(13)	These options were granted effective January 1, 2008 and were fully vested on January 1, 2011.

(14)
These options were granted effective April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on April 1, 2016.

(15)	These options were granted effective January 17, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 17, 2015.

(16)	These options were granted effective January 1, 2007 and were fully vested on January 1, 2010.

(17)	These options were granted effective January 25, 2008 and were fully vested on January 25, 2011.

(18)
Phantom units with distribution equivalents were awarded to Messrs. Sheridan, Grady and Samuel on December 3, 2012 in recognition of their contributions and leadership with respect to the acquisition and integration of Heritage Propane during Fiscal 2012. The awards represent time-restricted AmeriGas Partners common units that will vest on December 3, 2014, subject to continued employment. In the event of termination of employment for any reason, other than retirement, death or disability, the unvested phantom units and dividend equivalents will be forfeited. In the event of retirement, death or disability during the initial year following the grant, one half of the number of units granted would immediately vest and the remained are forfeited.

(19)	This phantom unit award was granted effective January 17, 2012. This award vested 20% on January 12, 2013 and the remaining 80% will vest on January 12, 2014.

(20)	The amount shown represents the closing price of AmeriGas Partners common units on September 30, 2013 multiplied by the number of phantom units awarded.

(21)
The amount shown relates to a target award of AmeriGas Partners restricted units granted effective January 1, 2011. The performance measurement period for these restricted units is January 1, 2011 through December 31, 2013. The value of the number of restricted units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. The restricted units will be payable, if at all, on January 1, 2014. As of September 30, 2013, the AmeriGas Partners’ TUR ranking qualified for no payout in respect of this award. See “Compensation Discussion & Analysis - Long-Term Compensation - Fiscal 2013 Equity Awards” for more information on the TUR performance goal measurements.

(22)
These performance units were awarded May 9, 2011. The measurement period and the performance goal is the same as described in footnote 21. The performance units will be payable, if at all, on January 1, 2014.

(23)
These performance units were awarded January 1, 2012. The measurement period for the performance goal is January 1, 2012 through December 31, 2014. The performance goal is the same as described in footnote 21, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2015.

(24)
These performance units were awarded March 3, 2012 in connection with Mr. Sheridan’s promotion to Chief Executive Officer in 2012. The measurement period is the same as described in footnote 23 and the performance goal is the same as described in footnote 21. The performance units will be payable, if at all, on January 1, 2015.

(25)
These performance units were awarded January 1, 2013. The measurement period for the performance goal is January 1, 2013 through December 31, 2015. The performance goal is the same as described in footnote 21, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2016.

(26)
These performance units were awarded on May 20, 2013 in connection with Mr. Gallagher’s promotion to Chief Financial Officer. The measurement period is the same as described in footnote 25 and the performance goal is the same as described in footnote 21. The performance units will be payable, if at all, on January 1, 2016.

(27)
These performance units were awarded January 17, 2012. The measurement period is the same as described in footnote 23 and the performance goal is the same as described in footnote 21. The performance units will be payable, if at all, on January 1, 2015.

(28)
The amount shown relates to a target award of performance units granted effective January 1, 2011. The performance measurement period for these performance units is January 1, 2011 through December 31, 2013. The value of the number of performance units that may be earned at the end of the performance period is based on the Company’s TSR relative to that of each of the companies in the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2014. As of September 30, 2013, the Company’s TSR ranking qualified for 67.9% leverage of the target number of performance units originally granted. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2013 Equity Awards for more information on the TSR performance goal measurements.

(29)
These performance units were awarded January 1, 2012. The measurement period for the performance goal is January 1, 2012 through December 31, 2014. The performance goal is the same as described in footnote 28, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2015.

(30)
These performance units were awarded January 1, 2013. The measurement period for the performance goal is January 1, 2013 through December 31, 2015. The performance goal is the same as described in footnote 28, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2016.

(31)
These performance units were awarded April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013. The measurement period for the performance goal is January 1, 2013 through December 31, 2015. The performance goal is the same as described in footnote 28, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2016.

(32)	Mr. Katz forfeited 500 performance units upon his separation from service.

(33)	Mr. Katz forfeited 1,134 performance units upon his separation from service.

Option Exercises and Stock Vested Table — Fiscal 2013

The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2013 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Walsh and Greenberg, the number of UGI performance units previously granted that vested in Fiscal 2013, (4) for Messrs. Sheridan, Gallagher, Iannarelli, Grady, Samuel, and Katz, the number of AmeriGas performance units previously granted that vested in Fiscal 2013, and (5) for Mr. Grady, the value realized was based on the the closing price on the NYSE for AmeriGas Partners Common Units and for Messrs. Walsh and Greenberg, the value realized was based on the closing price on the NYSE for shares of UGI common stock, on the vesting date.

	Option Awards		Stock/Unit Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan	68,000	1,134,480	0	0
H. J. Gallagher	5,000	26,825	0	0
J. S. Iannarelli	27,666	238,266	0	0
J. L. Walsh	190,000	2,525,750	0	0
R. P. Grady	0	0	2,800	109,172
S. A. Samuel	14,000	233,460	0	0
L. R. Greenberg	845,000	12,557,550	0	0
W. D. Katz	28,000	244,858	0	0

Retirement Benefits

The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2013 and any payments made to the named executive officers in Fiscal 2013 under those plans.

Pension Benefits Table — Fiscal 2013

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan(1)	None	0	0	0
H. J. Gallagher(2)	UGI Utilities Retirement Plan	11	257,941	0
	UGI SERP	11	12,360	0
J. S. Iannarelli	UGI Utilities Retirement Plan	6	36,186	0
J. L. Walsh	UGI SERP	8	2,324,054	0
	UGI Utilities Retirement Plan	8	366,055	0
R. P. Grady(2)	UGI Utilities Retirement Plan	5	145,627	0
S. A. Samuel(2)	UGI Utilities Retirement Plan	3	29,003	0
L. R. Greenberg	UGI SERP	33	0	21,019,606
	UGI Utilities Retirement Plan	33	1,913,115	60,818
W. D. Katz	UGI Utilities Retirement Plan	1	32,607	0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.

(2)
Messrs. Gallagher, Grady and Samuel each have vested annual benefit amounts under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $37,100, $12,695 and $4,281, respectively. Messrs.  Gallagher, Grady and Samuel are not currently earning benefits under that plan.

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

The Pension Plan’s normal retirement benefit formula is (A) - (B) and is shown below:

A = The minimum of (1) and (2), where
(1)= 1.9% of five-year final average earnings (as defined in the Pension Plan) multiplied by years of service;
(2)= 60% of the highest year of earnings; and
B = 1% of the estimated primary Social Security benefit multiplied by years of service.

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

The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2013, the limit on the compensation that may be used is $255,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2013 is $205,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.

Mr. Walsh is currently eligible for early retirement benefits under the Pension Plan. Mr. Greenberg retired in Fiscal 2013 and has begun receiving benefits from the Retirement Income Plan.
UGI Corporation Supplemental Executive Retirement Plan

The UGI Corporation Supplemental Executive Retirement Plan (“UGI SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the Pension Plan, but are prohibited from being paid from the Pension Plan by Code limits. The benefit paid by the UGI SERP is approximately equal to the difference between the benefits provided under the Pension Plan and benefits that would have been provided by the Pension Plan if not for the limitations of the Employee Retirement Income Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the UGI SERP are payable in the form of a lump sum payment or rolled over to the company’s nonqualified deferred compensation plan. For participants who attained age 50 prior to January 1, 2004, the lump sum payment is calculated using two interest rates. One rate is for the service prior to January 1, 2004 and the other is for service after January 1, 2004. The rate for pre-January 1, 2004 service is the daily average of Moody’s Aaa bond yields for the month in which the participant’s termination date occurs, plus 50 basis points, and tax-adjusted using the highest marginal federal tax rate. The interest rate for post-January 1, 2004 service is the daily average of ten-year Treasury Bond yields in effect for the month in which the participant’s termination date occurs. The latter rate is used for calculating the lump sum payment for participants attaining age 50 on or after January 1, 2004. Payment is due within 60 days after the termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

Mr. Greenberg retired in Fiscal 2013 and his benefit was transferred into the Company’s nonqualified deferred compensation plan.

Actuarial assumptions used to determine values in the Pension Benefits Table

The amounts shown in the Pension Benefit Table above are actuarial present values of the benefits accumulated through September 30, 2013. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount that, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2013	September 30, 2012
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	5.20%	4.20%
SERP lump sum rate	3.10% for applicable pre-2004 service; 2.60% for other service	2.60%
Retirement age:	62	62
Postretirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2020 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2019 using Scale AA without collar adjustments
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

Nonqualified Deferred Compensation

The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2013

		Executive Contributions in Last Fiscal Year	Employer Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Name		($)	($)		($)	($)	($)(2)
(a)	Plan Name	(b)	(c)		(d)	(e)	(f)
J. E. Sheridan	AmeriGas SERP	0	60,491	(1)	51,101	0	325,210
H. J. Gallagher	AmeriGas SERP	0	6,442	(1)	0	0	0
J. S. Iannarelli	AmeriGas SERP	0	13,680	(1)	7,896	0	117,194
	AmeriGas Non-Qualified	7,007	0		4,894	0	73,907
	Deferred Compensation Plan
J. L. Walsh	UGI Supplemental Savings Plan		19,674	(3)	18,677	0	203,638
R. P. Grady	AmeriGas SERP	0	43,907	(1)	2,592	0	25,842
S. A. Samuel	AmeriGas SERP	0	19,916	(1)	34,074	0	171,385
	AmeriGas Non-Qualified	9,955	0		18,667	0	99,921
	Deferred Compensation Plan
L. R. Greenberg	UGI Supplemental Savings Plan		66,167	(3)	162,256	0	1,902,451
	UGI 2009 Deferral Plan
W. D. Katz	AmeriGas SERP	0	16,418	(1)	292	0	399,319
	AmeriGas Non-Qualified	2,539	0		1,731	0	25,857
	Deferred Compensation Plan
_________________

(1)
This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2013 in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Sheridan, $256,619; Mr. Gallagher, 6,442; Mr. Iannarelli, $35,789; Mr. Walsh, $178,548; Mr. Grady, $43,907; Mr. Samuel, $29,871; and Mr. Katz, $36,744.

(3)
This amount represents the employer contribution to the named executive officer under the UGI Supplemental Savings Plan which is also reported in the Summary Compensation Table - Fiscal 2013 in the “All Other Compensation” column.

The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($250,000 for plan year 2013) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

The AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under the AmeriGas 401(k) Savings

Plan. The plan is intended to permit participants to defer up to $10,000 of annual compensation that would generally not be eligible for contribution to the AmeriGas 401(k) Savings Plan due to Code limitations and nondiscrimination requirements. Participants may direct the investment of deferred amounts into a number of funds. The funds available are the same funds available under the AmeriGas 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limits for each of plan years 2011 and 2012 was $245,000 and for plan year 2013, $250,000. The Code contribution limit for fiscal year 2011 was $49,000 and for each of fiscal years 2012 and 2013, was $50,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation and the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Sheridan, Gallagher, Grady and Samuel, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means dismissal of an executive due to (i)  misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
Except as provided herein, the AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Sheridan, the Continuation Period ranges from 12 months to 24 months, depending on length of service. In addition, a participant may receive an annual bonus for his or her year of termination, subject to the Committee’s discretion and not to exceed the amount of his or her bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination.  The levels of severance payments were established by the Compensation/Pension Committee based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
Under the AmeriGas Severance Plan, the participant also receives a payment equal to the cost he would have incurred to continue medical and dental coverage under the General Partner’s plans for the Continuation Period (less the amount the participant would be required to contribute for such coverage if he were an active employee), provided continued medical and dental coverage would not result in adverse tax consequences to the participant or the General Partner and its affiliates and is permitted under the applicable medical and dental plans. This amount includes a tax gross-up payment equal to 75 percent of the payment relating to medical and dental coverage. The AmeriGas Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants, if eligible, are entitled to receive reimbursement for tax preparation services for the final year of employment.
In order to receive benefits under the AmeriGas Severance Plan, a participant is required to execute a release that discharges the General Partner and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates. Each senior executive is also required to ratify any existing post-employment activities agreement (which restricts the senior executive from competing with the Partnership and its affiliates following termination of employment)

and to cooperate in attending to matters pending at the time of termination of employment.
Named Executive Officers Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Plan (the “UGI Severance Plan”) provides for payment to certain senior level employees of UGI, including Mr. Walsh, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the UGI Severance Plan, “just cause” generally means dismissal of an executive due to (i)  misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
Except as provided herein, the UGI Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on the Continuation Period. In the case of Mr. Walsh, the Continuation Period is 30 months. In addition, a participant may receive an annual bonus for his or her year of termination, subject to the Committee’s discretion and not to exceed the amount of his or her bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination. The levels of severance payment were established by the Compensation and Management Development Committee based on competitive practice and are reviewed by management and the Compensation and Management Development Committee from time to time.
Under the UGI Severance Plan, the participant also receives a payment equal to the cost he would have incurred to continue medical and dental coverage under UGI’s plans for the Continuation Period (less the amount the participant would be required to contribute for such coverage if the participant were an active employee), provided continued medical and dental coverage would not result in adverse tax consequences to the participant or UGI and its affiliates and is permitted under the applicable medical and dental plans. This amount includes a tax gross-up payment equal to 75 percent of the payment relating to medical and dental coverage. The UGI Severance Plan also provides for outplacement services for a period of 12 months following a participant’s termination of employment. Participants, if eligible, are entitled to receive reimbursement for tax preparation services for their final year of employment under the UGI Severance Plan.
In order to receive benefits under the UGI Severance Plan, a participant is required to execute a release that discharges UGI and its subsidiaries from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries. Each senior executive is also required to ratify any existing post-employment activities agreement (which restricts the senior executive from competing with UGI and its affiliates following termination of employment) and to cooperate in attending to matters pending at the time of termination of employment.
Change in Control Arrangements
Named Executive Officers Employed by the General Partner. Messrs. Sheridan, Gallagher, Grady and Samuel each have an agreement with the General Partner that provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, the General Partner terminates such agreement. In the absence of a change in control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner. A change in control is generally deemed to occur in the following instances:

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
The General Partner will provide Messrs. Sheridan, Gallagher, Grady and Samuel with cash benefits if we terminate the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of the General Partner, AmeriGas Partners or UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the General Partner. “Good reason” generally includes a material diminution in authority, duties, responsibilities or base compensation; a material breach by the General Partner of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Messrs. Sheridan, Gallagher, Grady and Samuel will be as specified under his change in control agreement unless payments under the AmeriGas Severance Plan described above would be greater, in which case benefits would be provided under the AmeriGas Severance Plan.
Benefits under this arrangement would be equal to 3 times Mr. Sheridan’s base salary and annual bonus and 2 times the base salary and annual bonus of each of Messrs. Gallagher, Grady and Samuel. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Sheridan, Gallagher, Grady and Samuel are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner's medical and dental plans for 3 years in the case of Mr. Sheridan and 2 years in the case of the other AmeriGas executives (in each case less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Sheridan, Gallagher, Grady and Samuel would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2013.”
AmeriGas Propane discontinued the use of a tax gross-up in November of 2010 and, as a result, the benefits for Messrs. Sheridan, Gallagher and Grady are not subject to a “conditional gross-up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code.
In order to receive benefits under his change in control agreement, each named executive is required to execute a release that discharges the General Partner and its affiliates from liability for any claims he may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with the General Partner or its affiliates.

Named Executive Officers Employed By UGI Corporation. Mr. Walsh has an agreement with UGI which provides benefits in the event of a change in control. The agreement has a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, UGI terminates an agreement. In the absence of a change in control or termination by UGI, the agreement will terminate when, for any reason, the executive terminates his employment with UGI. A change in control is generally deemed to occur in the following instances:

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
UGI will provide Mr. Walsh with cash benefits if UGI terminates his employment without “cause” or if he terminates employment for “good reason” at any time within 2 years following a change in control of UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of UGI. “Good reason” generally includes material diminution in authority, duties, responsibilities or base compensation; a material breach by UGI of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Mr. Walsh will be as specified under his change in control agreement unless payments under the UGI Severance Plan described above would be greater, in which case benefits would be provided under the UGI Severance Plan.
Benefits under this arrangement would be equal to 3 times Mr. Walsh’s base salary and annual bonus. He would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Mr. Walsh is entitled to receive a payment equal to the cost he would incur if he enrolled in UGI’s medical and dental plans for 3 years (less the amount he would be required to contribute for such coverage if he were an active employee). Mr. Walsh would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2013.”
The benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code. UGI will provide the tax gross-up if the aggregate parachute value of benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the benefits for Mr. Walsh will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.” UGI Corporation discontinued the use of a tax gross-up in July 2010 for executives who enter into change in control agreements subsequent thereto.
In order to receive benefits under his change in control agreement, Mr. Walsh is required to execute a release that discharges UGI and its subsidiaries from liability for any claims he may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries.
Potential Payments Upon Termination or Change in Control Table — Fiscal 2013
The amounts shown in the table below assume that each named executive officer's termination was effective as of September 30, 2013 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer's termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2013” and the “Nonqualified Deferred Compensation Table - Fiscal 2013.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement. For a description of the amount paid to Mr. Greenberg as a result of his retirement, see the “Pension Benefits Table - Fiscal 2013.”

Potential Payments Upon Termination or Change in Control Table - Fiscal 2013
Name & Triggering Event	Severance Pay($)(1)(2)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
J. E. Sheridan Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,557,335 2,945,124	1,838,423 0 2,466,261	0 0 218,261	0 41,462 66,462	1,838,423 1,598,797 5,696,108
H. J. Gallagher Death Involuntary Termination Without Cause Termination Following Change in Control	0 663,860 849,632	350,499 0 587,008	6,889 7,640 56,449	0 38,462 44,308	357,388 709,962 1,537,397
J. S. Iannarelli(6) Involuntary Termination Without Cause	664,133	0	0	0	0
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 4,576,942 6,704,864	4,313,737 0 7,504,162	1,751,952 2,018,378 4,846,734	0 60,690 6,788,120	6,065,689 6,656,010 25,843,880
R. P. Grady Death Involuntary Termination Without Cause Termination Following Change in Control	0 597,511 1,503,880	1,117,512 0 1,360,929	0 0 102,227	0 30,875 29,530	1,117,512 628,386 2,996,566
S. A. Samuel Death Involuntary Termination Without Cause Termination Following Change in Control	0 623,077 834,154	358,341 0 453,317	0 0 46,710	0 67,196 555,164	358,341 690,273 1,889,345
W. D. Katz(7) Involuntary Termination Without Cause	375,000	0	0	0	0
_________________

(1)
Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Mr. Walsh, and the AmeriGas Severance Plan for Messrs. Sheridan, Gallagher, Grady and Samuel. We assumed that 100 percent of the target annual bonus was paid.

(2)	Amounts shown under “Severance Pay” in the case of termination following a change in control are calculated under the officer’s change in control agreement.

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners’ distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2013; and (ii) performance at the greater of actual through September 30, 2013 and target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2013” and “Non-Qualified Deferred Compensation Table - Fiscal 2013.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $6,728,347 for Mr. Walsh and $490,487 for Mr. Samuel in the event of a change in control.

(6)	In connection with Mr. Iannarelli’s separation of service effective June 18, 2013, Mr. Iannarelli received payments consistent with the AmeriGas Severance Plan.

(7)	In connection with Mr. Katz’s separation of service, Mr. Katz received payments in accordance with his Separation

Agreement effective July 15, 2013.
COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2013. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2013

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name (1)	($)(2)	($)(3)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
S. D. Ban	20,594	43,010	41,336	0	0	0	61,973
L. R. Greenberg	100,000	0	0	0	0	0	100,000
W. J. Marrazzo	87,083	43,010	41,336	0	0	0	128,462
A. Pol	44,627	43,010	41,336	0	0	0	86,006
G. A. Pratt	52,500	43,010	41,336	0	0	0	93,879
M. O. Schlanger	87,500	43,010	41,336	0	0	0	128,879
H. B. Stoeckel	92,500	43,010	41,336	0	0	0	133,879
K. R. Turner	78,752	43,010	41,336	0	0	0	120,131
_________________

(1)
Mr. Ford was elected to the General Partner’s Board of Directors on November 1, 2013, and as such received no compensation during Fiscal 2013. He is a member of the Audit Committee and the Corporate Governance Committee.

(2)
In Fiscal 2013, the General Partner paid its non-management directors an annual retainer of $65,000 for Board service. It paid an additional annual retainer of $20,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $25,000. The General Partner pays no meeting attendance fees to its directors. Mrs. Pol received a pro-rated retainer fee for partial year service in Fiscal 2013. The General Partner also paid an additional retainer of $7,500 for the chairperson of the Compensation and Management Development and the Corporate Governance Committees. The General Partner also paid its Presiding Director a retainer of $15,000 in Fiscal 2013. Mr. Greenberg’s amount reflects a pro-rated retainer for the number of months he served as Non-Executive Chairman of the General Partner’s Board of Directors during Fiscal 2013. Mr. Greenberg will not receive any equity compensation for his service as Non-Executive Chairman.

(3)
All non-employee Directors, excluding Mr. Greenberg, received 1,100 Phantom Units in Fiscal 2013 as part of their annual compensation. The Phantom Units were awarded under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”) approved by the Partnership’s Common Unitholders on July 30, 2010. Each Phantom Unit represents the right to receive an AmeriGas Partners Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service unless otherwise deferred. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2013. For the number of Phantom Units credited to each Director’s account as of September 30, 2013, see Securities Ownership of certain beneficial owners and management and related security holder matters - Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners

The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of October 1, 2013. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

Title of Class	Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Units	Percent of Class
Common Units	UGI Corporation	23,756,882(2)	26%
	AmeriGas, Inc.	23,756,882(3)	26%
	AmeriGas Propane, Inc.	23,756,882(4)	26%
	Petrolane Incorporated	6,905,584(4)	7%
	Energy Transfer Partners, L.P.	22,067,362	24%

(1)
The address of each of UGI and the General Partner is 460 North Gulph Road, King of Prussia, PA 19406. The address of each of AmeriGas, Inc. and Petrolane Incorporated (“Petrolane”) is 2525 N. 12th Street, Suite 360, Reading, PA 19612. The address of Energy Transfer Partners, L.P. is 3738 Oak Lawn Avenue, Dallas, Texas 75219.

(2)	Based on the number of units held by its indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(3)	Based on the number of units held by its direct and indirect, wholly-owned subsidiaries, AmeriGas Propane, Inc. and Petrolane.

(4)	AmeriGas Propane, Inc.’s beneficial ownership includes 6,905,584 Common Units held by its subsidiary, Petrolane. Beneficial ownership of those Common Units is shared with UGI and AmeriGas, Inc.
Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner

The table below sets forth, as of October 1, 2013, the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Common Units (1)		Number of AmeriGas Partners Phantom Units (13)
J. E. Sheridan	26,244	(2)	1,821
H. J. Gallagher	400		0
J. S. Iannarelli	5,027		0
J. L. Walsh	7,000	(3)	0
R. P. Grady	4,924	(4)	1,370
S. A. Samuel	5,721	(5)	677
L. R. Greenberg	15,000	(6)	0
W. D. Katz	18,610	(7)	0
B. R. Ford	1,550	(8)	0
W. J. Marrazzo	1,000	(9)	2,807
A. Pol	0		1,100
M. O. Schlanger	1,000	(10)	2,807
H. B. Stoeckel	13,000	(11)	2,807
K. R. Turner	3,000	(12)	1,697
Directors and executive officers as a group (19 persons)	96,787		17,354
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Sheridan’s Units are held jointly with his spouse.

(3)	Mr. Walsh’s Units are held jointly with his spouse.

(4)	Mr. Grady’s Units are held jointly with his spouse.

(5)	Mr. Samuel’s Units are held jointly with his spouse.

(6)	Mr. Greenberg’s Units are held jointly with his spouse.

(7)	Mr. Katz jointly holds 1,000 Units with his spouse.

(8)
Mr. Ford’s Units are held in the following manner: (i) 1,200 Units are held jointly with his spouse; (ii) 50 Units are held jointly with Colleen Ford; (iii) 50 Units are held jointly with Kevin Ford; (iv) 50 Units are held jointly with Brandon Ford; and (v) 200 Units are held jointly with Brian Ford, Jr.

(9)	Mr. Marrazzo’s Units are held jointly with his spouse.

(10)	The Units shown are owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s Units.

(11)	Mr. Stoeckel’s Units are held jointly with his spouse.

(12)
The Turner Family Partnership holds 1,000 of Mr. Turner’s Units and Mr. Turner disclaims beneficial ownership of these Units, except to the extent of his interest as the general partner of the Turner Family Partnership.

(13)	The 2010 Plan provides that Phantom Units will be converted to AmeriGas Partners Common Units and paid out to Directors upon termination of service.

The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2013, the beneficial ownership of UGI Common Stock by each director and each of the named executive officers, as well as by the directors and the executive officers of the General Partner as a group. Including the number of shares of stock underlying exercisable options, Mr. Greenberg is the beneficial owner of approximately 1.3 percent of UGI’s Common Stock. All other directors and executive officers own less than 1 percent of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 2,020,633 shares subject to exercisable options and stock units held by directors under the 2004 plan) represents approximately 2.4 percent of UGI’s outstanding shares.

Name of Beneficial Owner	Number of UGI Shares and Stock Units and Nature of Beneficial Ownership Excluding UGI Stock Options (1)(9)		Number of Exercisable UGI Stock Options
J. E. Sheridan	1,275	(2)	85,220
H. J. Gallagher	3,369	(3)	7,749
J. S. Iannarelli	1,208		14,499
J. L. Walsh	184,790	(4)	494,999
R. P. Grady	4,788	(5)	10,000
S. A. Samuel	11,204	(2)	52,500
L. R. Greenberg	382,063	(6)	1,100,000
W. D. Katz	12,373		25,334
B. R. Ford	900	(7)	0
W. J. Marrazzo	0		0
A. Pol	78,018		76,500
M. O. Schlanger	78,574	(8)	76,500
H. B. Stoeckel	0		0
K. R. Turner	0		0
Directors and executive officers as a group (19 persons)	758,826		2,020,633
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Messrs. Sheridan and Samuel each hold these shares in their respective 401(k) Savings Plan.

(3)	Mr. Gallagher holds 494 shares jointly with his spouse.

(4)	Mr. Walsh holds these shares jointly with his spouse.

(5)	Mr. Grady holds these shares jointly with his spouse.

(6)	Mr. Greenberg holds 248,415 shares jointly with his spouse and 116,977 shares in a charitable trust for which Mr. Greenberg and his spouse are co-trustees.

(7)
Mr. Ford’s shares are held in the following manner: (i) 300 shares are held jointly with Kevin Ford; (ii) 300 shares are held jointly with Brandon Ford; and (iii) 300 shares are held jointly with Brian Ford, Jr.

(8)	Includes 2,000 shares owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s shares.

(9)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Plan. Each Unit will be paid out to the director upon retirement or termination of service from the UGI Board of Directors in the form of shares of UGI Common Stock (65 percent) and cash (35 percent). The number of Units included for the directors is as follows: Mr. Schlanger - 62,350 and Mrs. Pol - 74,761.

Equity Compensation Plan Information

The following table sets forth information as of the end of Fiscal 2013 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	224,168	0	2,484,839(1)
Equity compensation plans not approved by security holders	0	0	0
Total	224,168	0

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
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 13 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2013.
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

Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2013, these costs totaled approximately $540.3 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly owned subsidiary of UGI provides the Partnership with automobile liability insurance with limits of $0.5 million per occurrence and, in the aggregate, $1.0 million in excess of the deductible, and stop loss medical coverage per occurrence in excess of $0.3 million per employee per year. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2013, the Partnership paid approximately $23.1 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, Inc. and its subsidiaries (“Energy Services”), which are affiliates of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled approximately $2.0 million during Fiscal 2013. Amounts due to Energy Services at September 30, 2013 were not material.
The Partnership sold propane to certain affiliates of UGI which totaled approximately $1.3 million in Fiscal 2013. The highest amounts due from affiliates of the Partnership during Fiscal 2013 and at November 1, 2013 were $2.2 million and $1.47 million, respectively.
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

The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accounting firm, in Fiscal 2013 and Fiscal 2012 were as follows:

	2013	2012
Audit Fees(1)	$1,327,000	$1,942,500
Audit-Related Fees	0	35,000
Tax Fees(2)	581,000	625,000
All Other Fees	0	0
Total Fees for Services Provided	$1,908,000	$2,602,500
_________________

(1)
Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership, (ii) subsidiary audits, (iii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (iv) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings. The year-over-year decrease in audit fees is primarily attributable to audit efficiencies associated with the integration of Heritage Propane.

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

Prior to engagement of the Partnership’s independent accountants for the next year’s audit, management submits to the Audit Committee for approval a list of services expected to be rendered during that year.

PART IV:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

	(1)	Financial Statements:

Included under Item 8 are the following financial statements and supplementary data:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Partners’ Capital for the years ended September 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Quarterly Data for the years ended September 30, 2013 and 2012

	(2)	Financial Statement Schedules:

I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2013, 2012 and 2011

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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21
2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22
2.3	Contribution and Redemption Agreement, dated October 15, 2011, by and among AmeriGas Partners, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P. and Heritage ETC, L.P.	AmeriGas Partners, L.P.	Form 8-K (10/15/11)	2.1
2.4	Amendment No. 1, dated as of December 1, 2011, to the Contribution and Redemption Agreement, dated as of October 15, 2011, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (12/1/11)	2.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.5	Amendment No. 2, dated as of January 11, 2012, to the Contribution and Redemption Agreement, dated as of October 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
2.6	Letter Agreement, dated as of January 11, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
2.7	Amendment to Contribution and Redemption Agreement, dated as of October 15, 2011, by an among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P., dated as of March 20, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	2.1
3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009.	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1
3.3	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004.	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1(a)
4.1
Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).

4.2	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	4.1
4.3	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/19/11)	4.1
4.4	Second Supplemental Indenture, dated as of August 10, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (8/10/11)	4.1
4.5	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.6	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective November, 2012.	UGI	Form 10-K (9/30/13)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.3**	UGI Corporation 2009 Deferral Plan As Amended and Restated Effective June 1, 2010.	UGI	Form 10-Q (6/30/10)	10.1
10.4**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.1
10.5**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.2
10.6**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009.	UGI	Form 10-K (9/30/09)	10.11
10.7**	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009.	UGI	Form 10-Q (12/31/09)	10.1
10.8**	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees as Amended and Restated as of October 1, 2010.	UGI	Form 10-Q (12/31/09)	10.2
10.9**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.10**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.11**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010 - Terms and Conditions.	AmeriGas Partners, L.P.	Form 10-K (9/30/10)	10.10
10.12**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.5
10.13**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.1
10.14**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.2
10.15**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2009.	AmeriGas Partners, L.P.	Form 10-Q (12/31/09)	10.1
10.16**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9
10.17**	UGI Corporation 2013 Omnibus Incentive Compensation Plan.	UGI	Registration Statement on Form S-8 (No. 333-186178)	99.1
10.18**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated January 17, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.9
10.19**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Mr. Grady dated as of January 17, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.7
10.20**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Grady dated January 17, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.8
10.21**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Employees dated January 1, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.8

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.22**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Gallagher dated May 1, 2013.
10.23**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 8, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.7
10.24**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Employees, dated December 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (12/31/12)	10.1
10.25**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2013.	UGI	Form 10-Q (3/31/13)	10.6
10.26**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2013.	UGI	Form 10-Q (3/31/13)	10.7
10.27**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2013.	UGI	Form 10-Q (3/31/13)	10.8
10.28**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2013.	UGI	Form 10-Q (3/31/13)	10.9
10.29**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for Employees, dated January 24, 2013.	UGI	Form 10-Q (3/31/13)	10.4
10.30**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for Mr. John L. Walsh dated April 1, 2013.	UGI	Form 10-K (9/30/13)	10.33
10.31**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for Mr. John L. Walsh dated April 1, 2013.	UGI	Form 10-K (9/30/13)	10.34
*10.32**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Hugh J. Gallagher dated May 20, 2013.
10.33**	Description of oral compensation arrangement for Mr. Walsh.	UGI	Form 10-K (9/30/13)	10.36
*10.34**	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher, R. Paul Grady, and Steven A. Samuel.
*10.35**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2013.
10.36**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3
10.37*	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
10.38**	Change in Control Agreement for R. Paul Grady dated as of January 12, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/12)	10.1
*10.39**	Form of Change in Control Agreement for Messrs. Gallagher and Samuel.
10.40**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Messrs. Gallagher, Grady, Samuel, and Sheridan.	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.41**	Separation Agreement and General Release by and between AmeriGas Propane, Inc. and William D. Katz, dated as of July 15, 2013.
10.42	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.43	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.44	Credit Agreement dated as of June 21, 2011, as amended through and including Amendment No. 4 thereto dated April 18, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 10-K (9/30/12)	10.39
10.45	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995.	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3
10.46	Contingent Residential Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1
10.47	Amendment to Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation, dated as of March 20, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.1
10.48	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	UGI Corporation Equity-Based Compensation Information.
*99.2	Reconciliation of EBITDA and Adjusted EBITDA.
*101.INS	XBRL.Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*    Filed herewith.
**    As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

		By:	AmeriGas Propane, Inc.,
Its General Partner

Date:	November 29, 2013	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 29, 2013, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jerry E. Sheridan	President and Chief Executive Officer
Jerry E. Sheridan	(Principal Executive Officer) and Director

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ Hugh J. Gallagher	Vice President — Finance and Chief Financial Officer
Hugh J. Gallagher	(Principal Financial Officer)

/s/ Robert J. Cane	Controller and Chief Accounting Officer
Robert J. Cane	(Principal Accounting Officer)

/s/ R. Paul Grady	Vice President and Chief Operating Officer
R. Paul Grady

/s/ Brian R. Ford	Director
Brian R. Ford

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Anne Pol	Director
Anne Pol

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ Howard B. Stoeckel	Director
Howard B. Stoeckel

/s/ K. Richard Turner	Director
K. Richard Turner

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2013

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992).
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
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2013, based on COSO 1992. PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2013, as stated in their report, which appears herein.
/s/ Jerry E. Sheridan
Chief Executive Officer
/s/ Hugh J. Gallagher
Chief Financial Officer
/s/ Robert J. Cane
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors of AmeriGas Propane, Inc. and the
Partners of AmeriGas Partners, L.P.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 29, 2013

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,635	$60,102
Accounts receivable (less allowances for doubtful accounts of $18,552 and $17,217, respectively)	290,701	266,677
Accounts receivable — related parties	1,509	970
Inventories	158,928	163,746
Derivative financial instruments	18,036	1,478
Prepaid expenses and other current assets	18,883	30,395
Total current assets	500,692	523,368
Property, plant and equipment (less accumulated depreciation and amortization of $1,231,688 and $1,075,528, respectively)	1,437,514	1,499,225
Goodwill	1,936,608	1,914,808
Intangible assets	493,649	535,996
Other assets	41,383	43,934
Total assets	$4,409,846	$4,517,331
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$12,014	$30,706
Bank loans	116,900	49,900
Accounts payable — trade	170,705	170,424
Accounts payable — related parties	1,071	2,012
Employee compensation and benefits accrued	44,671	48,894
Interest accrued	49,013	49,714
Customer deposits and advances	128,122	167,614
Derivative financial instruments	135	42,347
Other current liabilities	94,343	109,234
Total current liabilities	616,974	670,845
Long-term debt	2,288,097	2,297,363
Other noncurrent liabilities	80,638	80,563
Total liabilities	2,985,709	3,048,771
Commitments and contingencies (Note 12)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,824,539 and 92,801,347, respectively)	1,354,187	1,455,702
General partner	15,930	16,975
Accumulated other comprehensive income (loss)	14,986	(43,569)
Total AmeriGas Partners, L.P. partners’ capital	1,385,103	1,429,108
Noncontrolling interest	39,034	39,452
Total partners’ capital	1,424,137	1,468,560
Total liabilities and partners’ capital	$4,409,846	$4,517,331

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended
	September 30,
	2013	2012	2011
Revenues:
Propane	$2,884,766	$2,677,631	$2,360,439
Other	281,777	243,985	177,520
	3,166,543	2,921,616	2,537,959
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	1,571,574	1,642,658	1,546,161
Cost of sales — other (excluding depreciation shown below)	88,479	77,071	59,126
Operating and administrative expenses	943,928	888,693	620,576
Depreciation	159,306	134,225	82,977
Amortization	43,565	34,898	11,733
Other income, net	(32,503)	(26,521)	(25,563)
	2,774,349	2,751,024	2,295,010
Operating income	392,194	170,592	242,949
Loss on extinguishments of debt	—	(13,349)	(38,117)
Interest expense	(165,432)	(142,641)	(63,518)
Income before income taxes	226,762	14,602	141,314
Income tax expense	(1,671)	(1,931)	(390)
Net income	225,091	12,671	140,924
Less: net income attributable to noncontrolling interest	(3,869)	(1,646)	(2,401)
Net income attributable to AmeriGas Partners, L.P.	$221,222	$11,025	$138,523
General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$21,498	$13,119	$6,422
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$199,724	$(2,094)	$132,101
Income (loss) per limited partner unit — basic (Note 2)	$2.14	$(0.11)	$2.30
Income (loss) per limited partner unit — diluted (Note 2)	$2.14	$(0.11)	$2.30
Average limited partner units outstanding (thousands):
Basic	92,832	81,433	57,119
Diluted	92,910	81,433	57,170

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2013	2012	2011
Net income	$225,091	$12,671	$140,924
Other comprehensive income (loss):
Net gains (losses) on derivative instruments	6,647	(86,573)	22,275
Reclassifications of net losses (gains) on derivative instruments	52,503	47,569	(32,243)
Other comprehensive income (loss)	59,150	(39,004)	(9,968)
Total comprehensive income (loss)	284,241	(26,333)	130,956
Less: comprehensive income attributable to noncontrolling interest	(4,464)	(1,251)	(2,270)
Comprehensive income (loss) attributable to AmeriGas Partners, L.P.	$279,777	$(27,584)	$128,686

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$225,091	$12,671	$140,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,871	169,123	94,710
Provision for uncollectible accounts	16,477	15,088	12,807
Loss on extinguishments of debt	—	13,349	38,117
Other, net	(5,100)	1,019	(2,812)
Net change in:
Accounts receivable	(43,378)	78,703	(65,578)
Inventories	5,403	53,061	(20,532)
Accounts payable	(661)	(34,577)	25,690
Other current assets	(2,305)	11,863	2,912
Other current liabilities	(42,795)	24,129	(37,387)
Net cash provided by operating activities	355,603	344,429	188,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(111,058)	(103,140)	(77,228)
Proceeds from disposals of assets	22,113	8,082	5,131
Acquisitions of businesses, net of cash acquired	(19,946)	(1,425,002)	(34,032)
Net cash used by investing activities	(108,891)	(1,520,060)	(106,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(327,000)	(271,839)	(171,821)
Proceeds from issuance of Common Units	—	276,562	—
Noncontrolling interest activity	(4,882)	(2,979)	(1,485)
Increase (decrease) in bank loans	67,000	(45,600)	4,500
Issuance of long-term debt	—	1,524,174	904,332
Repayment of long-term debt	(30,531)	(256,992)	(817,976)
Proceeds associated with equity based compensation plans, net of tax withheld	1,221	951	616
Capital contributions from General Partner	13	2,824	18
Net cash (used) provided by financing activities	(294,179)	1,227,101	(81,816)
Cash and cash equivalents (decrease) increase	$(47,467)	$51,470	$906
CASH AND CASH EQUIVALENTS:
End of year	$12,635	$60,102	$8,632
Beginning of year	60,102	8,632	7,726
(Decrease) increase	$(47,467)	$51,470	$906
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$161,562	$104,248	$66,269

See accompanying notes to consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling Interest	Total partners’ capital
Balance September 30, 2010	57,088,509	$372,220	$3,751	$4,877	$380,848	$12,038	$392,886
Net income		132,101	6,422		138,523	2,401	140,924
Net gains on derivative instruments				22,050	22,050	225	22,275
Reclassification of net gains on derivative instruments				(31,887)	(31,887)	(356)	(32,243)
Distributions		(165,066)	(6,755)		(171,821)	(2,272)	(174,093)
Unit-based compensation expense		1,497			1,497		1,497
General Partner contribution to AmeriGas Propane, L.P.						787	787
Common Units issued in connection with employee plans, net of tax withheld	35,787	(572)	18		(554)		(554)
Balance September 30, 2011	57,124,296	340,180	3,436	(4,960)	338,656	12,823	351,479
Net income		(2,094)	13,119		11,025	1,646	12,671
Net losses on derivative instruments				(85,699)	(85,699)	(874)	(86,573)
Reclassification of net losses on derivative instruments				47,090	47,090	479	47,569
Distributions		(256,112)	(15,727)		(271,839)	(3,992)	(275,831)
Unit-based compensation expense		6,832			6,832		6,832
Common Units issued in connection with the Heritage Acquisition	29,567,362	1,132,628			1,132,628		1,132,628
General Partner contribution of Common Units to AmeriGas OLP in connection with the Heritage Acquisition	(635,667)	(28,357)			(28,357)	28,357	—
General Partner contribution of Common Units to AmeriGas Partners, L.P. in connection with the Heritage Acquisition	(298,660)	(13,323)	13,323		—		—
Common Units issued in connection with public offering	7,000,000	276,562	2,800		279,362		279,362
General Partner contribution to AmeriGas Propane, L.P.						1,013	1,013
Common Units issued in connection with employee plans, net of tax withheld	44,016	(614)	24		(590)	—	(590)
Balance September 30, 2012	92,801,347	1,455,702	16,975	(43,569)	1,429,108	39,452	1,468,560
Net income		199,724	21,498		221,222	3,869	225,091
Net gains on derivative instruments				6,583	6,583	64	6,647
Reclassification of net losses on derivative instruments				51,972	51,972	531	52,503
Distributions		(304,444)	(22,556)		(327,000)	(4,882)	(331,882)
Unit-based compensation expense		3,472			3,472		3,472
Common Units issued in connection with employee and director plans, net of tax withheld	23,192	(267)	13		(254)		(254)
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137

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
Note 13 — Related Party Transactions
Note 14 — Other Current Liabilities
Note 15 — Fair Value Measurements
Note 16 — Disclosures About Derivative Instruments and Hedging Activities
Note 17 — Other Income, Net
Note 18 — Quarterly Data (Unaudited)

Note 1 — Nature of Operations
AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and, prior to its merger with and into AmeriGas OLP in July 2013, AmeriGas OLP’s principal operating subsidiary Heritage Operating, L.P. (“HOLP”). In addition, from January 12, 2012, through the date of its merger with and into AmeriGas OLP in August 2012, we also conducted business through AmeriGas OLP’s operating subsidiary, Titan Propane LLC (“Titan LLC”). HOLP and Titan LLC (collectively “Heritage Propane”) were acquired on January 12, 2012, from Energy Transfer Partners (“ETP”) (see Note 4 for additional information about the acquisition of Heritage Propane). AmeriGas OLP, along with HOLP and Titan LLC (prior to their mergers with and into AmeriGas OLP) are referred to herein as the “Operating Partnership.” AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnership and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”
The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At September 30, 2013, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 47,000,295 publicly held Common Units and 22,067,362 Common Units held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”). AmeriGas Partners issued 29,567,362 Common Units to ETP in conjunction with the January 2012 acquisition of Heritage Propane from ETP (see Note 4). In July 2013, ETP sold 7,500,000 of the Common Units it held in an underwritten public offering, pursuant to its registration rights in its unitholder agreement. AmeriGas Partners did not receive any proceeds from the sale of the Common Units by ETP. The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 99% limited partner interest in AmeriGas OLP.
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
Fair Value Measurements. We apply fair value measurements to certain assets and liabilities principally our commodity and interest rate derivative instruments. Fair value in GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. Fair value measurements require that we assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. We did not have any derivative financial instruments categorized as Level 1 at September 30, 2013 or 2012.

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

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2013 or 2012.

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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

A substantial portion of our derivative financial instruments is designated and qualifies as for accounting as cash flow hedges. For cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interest, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Cash flows from derivative financial instruments are included in cash flows from operating activities.
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
During the three months ended March 31, 2013, the Partnership identified an error in its accounting for certain customer credits. The Partnership determined that the recording of propane revenues did not appropriately consider the effects of certain customer credits which were recorded when issued in a subsequent period. As a result, the Partnership changed its accounting for customer credits to record an estimate of such credits at the time propane revenues are recorded. Such estimate considers the Partnership’s history of providing credits, propane revenue activity and other factors. The Partnership has evaluated the impact of the error on prior periods and has determined that the effect is not material to any prior period financial statement. The correction of the error in accounting for customer credits had the effect of decreasing propane revenues and accounts receivable by $4,700, and decreasing net income attributable to AmeriGas Partners, L.P. by $4,652, for Fiscal 2013. If the Partnership had corrected the error in its accounting for customer credits and recorded the estimate of credits as of September 30, 2012, the cumulative effect of the change as of that date would have decreased net income attributable to AmeriGas Partners, L.P. by approximately $4,200.
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

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. We are required to recognize an impairment charge under GAAP if the carrying amount of the reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Fair value is estimated using a market value approach taking into account the market price of AmeriGas Partners Common Units. The Partnership adopted new accounting guidance regarding goodwill impairment during Fiscal 2012 which permits us, in certain circumstances, to perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value.

No provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2013, Fiscal 2012 or Fiscal 2011. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Income. For further information, see Note 10.
Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. If the undiscounted future cash flows indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values. Estimates of fair vales are generally based on recent sales of similar assets and other market indicators (Level 2). During Fiscal 2013, the Partnership recorded long-lived asset impairment charges of $3,000. No provisions for impairments were recorded during Fiscal 2012 or Fiscal 2011.
Deferred Debt Issuance Costs. Included in other assets are net deferred debt issuance costs of $31,772 and $37,020 at September 30, 2013 and 2012, respectively. We are amortizing these costs over the terms of the related debt.
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
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. At September 30, 2013 and 2012, the Partnership’s accrued liabilities for environmental investigation and cleanup costs were not material.
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
Net Income (Loss) Per Unit. Income (loss) per limited partner unit is computed in accordance with GAAP regarding the application of the two-class method for determining income (loss) per unit for master limited partnerships (“MLPs”) when IDRs are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. In periods when our net income attributable to AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Generally, in periods when our Available Cash in respect of the quarter or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership).
The following table sets forth the numerators and denominators of the basic and diluted income (loss) per limited partner unit computations:

	2013	2012 (a)	2011
Common Unitholders’ interest in net income attributable to AmeriGas
Partners under the two-class method for MLPs	$198,583	$(9,156)	$131,482
Weighted average Common Units outstanding — basic (thousands)	92,832	81,433	57,119
Potentially dilutive Common Units (thousands)	78	—	51
Weighted average Common Units outstanding — diluted (thousands)	92,910	81,433	57,170
(a) There were 58 potentially dilutive Common Units excluded from the calculation because of the net loss attributable under the two-class method.

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2013, Fiscal 2012 and Fiscal 2011 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01, $0.09, and $0.01, respectively.

Note 3 — Accounting Changes
New Accounting Standards Not Yet Adopted
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued new accounting guidance regarding disclosures for items reclassified out of AOCI. The new disclosure guidance is effective for

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The new disclosures are to be applied prospectively, and early adoption is permitted. We will adopt the new guidance in Fiscal 2014. As this guidance provides only disclosure requirements, the adoption of this standard will not impact our results of operations, cash flows or financial position.
Disclosures about Offsetting Assets and Liabilities. In December 2011 (and amended in January 2013), the FASB issued new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods, and is required to be applied retrospectively. We will adopt the new guidance in Fiscal 2014. As this guidance provides only disclosure requirements, the adoption of this standard will not impact our results of operations, cash flows or financial position.

Note 4 — Acquisitions
On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,598,234, comprising $1,465,606 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of $1,132,628 (the “Heritage Acquisition”). The Acquisition Date cash consideration for the Heritage Acquisition was subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane (“Working Capital Adjustment”) and certain excess sales proceeds resulting from ETP’s sale of HOLP’s former cylinder exchange business (“HPX”). In April 2012, AmeriGas Partners paid $25,504 of additional cash consideration as a result of the Working Capital Adjustment and in June 2012, AmeriGas Partners received $18,911 in cash representing the excess cash proceeds from the sale of HPX. The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducted its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.
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
The Consolidated Balance Sheet at September 30, 2012, reflects the final allocation of the purchase price to the assets acquired and liabilities assumed for the Heritage Propane business combination. The purchase price paid comprises AmeriGas Partners Common Units issued having a fair value of $1,132,628 and total net cash consideration of $1,472,199 including cash acquired of $60,748. The fair value of the AmeriGas Partners Common Units issued to ETP was based on the closing price on the Acquisition Date subject to a discount to reflect certain contractual transfer restrictions for a period of approximately twelve months. The purchase price allocation was as follows:

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Assets acquired:
Current assets	$301,372
Property, plant & equipment	890,215
Customer relationships (estimated useful life of 15 years)	418,900
Trademarks and tradenames (a)	91,100
Goodwill (a)	1,217,717
Other assets	9,947
Total assets acquired	$2,929,251
Liabilities assumed:
Current liabilities	$(238,016)
Long-term debt	(62,927)
Other noncurrent liabilities	(23,481)
Total liabilities assumed	$(324,424)
Total	$2,604,827
(a) During Fiscal 2013, the Partnership made correcting adjustments to trademarks and tradenames and goodwill which are not reflected in the table above (see Note 10).
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
Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses on the Consolidated Statements of Operations, totaled $5,252 for Fiscal 2012. The results of operations of Heritage Propane are included in the Partnership’s Consolidated Statements of Operations since the Acquisition Date. As a result of combining the Heritage Propane operations with our legacy operations, it is impracticable to determine the impact of the Heritage Propane operations on the revenues and earnings of the Partnership.

The following presents unaudited pro forma income statement and income per unit data for Fiscal 2012 and 2011 as if the Heritage Acquisition had occurred on October 1, 2010:

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

 Also, during Fiscal 2013, Fiscal 2012 and Fiscal 2011, AmeriGas OLP acquired a number of smaller domestic retail propane distribution businesses for total net cash consideration of $19,945, $13,518 and $34,032, respectively. In conjunction with these

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

acquisitions, liabilities of $3,970 in Fiscal 2013, $4,844 in Fiscal 2012 and $9,487 in Fiscal 2011 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisitions. The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2013	2012	2011
Net current assets	$691	$1,590	$2,462
Property, plant and equipment	5,167	6,175	15,998
Goodwill	12,481	5,363	13,053
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	5,576	5,234	12,006
Total	$23,915	$18,362	$43,519

The goodwill above is primarily the result of synergies between the acquired businesses and our existing propane business. The pro forma effects of these transactions were not material.

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
Quarterly distributions of Available Cash per limited partner unit during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were as follows:

	2013	2012	2011
1st Quarter	$0.80	$0.7400	$0.705
2nd Quarter	0.80	0.7625	0.705
3rd Quarter	0.84	0.8000	0.740
4th Quarter	0.84	0.8000	0.740

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $27,438 in Fiscal 2013, $19,719 in Fiscal 2012 and $9,027 in Fiscal 2011. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2013, Fiscal 2012 and Fiscal 2011 of $19,286, $13,008 and $5,037, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 6 — Debt
Long-term debt comprises the following at September 30:

	2013	2012
AmeriGas Partners Senior Notes:
7.00%, due May 2022	$980,844	$980,844
6.75%, due May 2020	550,000	550,000
6.50%, due May 2021	270,001	270,001
6.25%, due August 2019	450,000	450,000
HOLP Senior Secured Notes	32,001	55,587
Other	17,265	21,637
Total long-term debt	2,300,111	2,328,069
Less: current maturities	(12,014)	(30,706)
Total long-term debt due after one year	$2,288,097	$2,297,363

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2014 — $12,014; Fiscal 2015 — $9,299; Fiscal 2016 — $6,969; Fiscal 2017 — $4,955; Fiscal 2018 — $4,254.
AmeriGas Partners Senior Notes. In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”) issued $550,000 principal amount of 6.75% Notes due May 2020 and $1,000,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016 and to redeem the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. On or prior to May 20, 2015, the Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of each of the 6.75% Notes and the 7.00% Notes with the proceeds of a registered public equity offering. The 6.75% Notes and the 7.00% Notes and the guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes. In connection with the Heritage Acquisition, AmeriGas Partners, AmeriGas Finance Corp., AmeriGas Finance LLC and UGI entered into a Contingent Residual Support Agreement (“CRSA”) with ETP pursuant to which ETP will provide contingent, residual support of $1,500,000 of debt (“Supported Debt” as defined in the CRSA).
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
HOLP Senior Secured Notes. The Partnership’s total long-term debt at September 30, 2013 and 2012, includes $32,001 and $55,587, respectively, of HOLP Senior Secured Notes (including unamortized premium of $3,729 and $4,405, respectively). The face interest rates on the HOLP Notes ranged from 7.26% to 8.87% with an effective interest rate of 6.75%. The HOLP Senior Secured Notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.
AmeriGas OLP Credit Agreement. AmeriGas OLP has an unsecured credit agreement (the “Credit Agreement”) with a group of banks providing for borrowings up to $525,000 (including a $125,000 sublimit for letters of credit) which expires in October 2016. The Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. The margin on base rate borrowings (which ranges from 0.75% to 1.75%), Eurodollar Rate borrowings (which ranges from 1.75% to 2.75%), and the Credit Agreement facility fee rate (which ranges from 0.30% to 0.50%) is dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the Credit Agreement.
At September 30, 2013 and 2012, there were $116,900 and $49,900, respectively, of borrowings outstanding under the Credit Agreement which amounts are reflected as bank loans on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under the Credit Agreement at September 30, 2013 and 2012 were 2.69% and 2.72%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the Credit Agreement totaled $53,705 and $47,906 at September 30, 2013 and 2012, respectively.
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $75,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2013, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.
The HOLP Senior Secured Notes contain restrictive covenants including the maintenance of financial covenants and limitations on the disposition of assets, changes in ownership, additional indebtedness, restrictive payments and the creation of liens. The financial covenants require AmeriGas OLP to maintain a ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as defined) below certain thresholds and to maintain a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined).
The Credit Agreement restricts the incurrence of additional indebtedness and also restricts certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The Credit Agreement requires that AmeriGas OLP and AmeriGas Partners maintain ratios of total indebtedness to EBITDA, as defined, below certain thresholds. In addition, the Partnership must maintain a minimum ratio of EBITDA to interest expense, as defined and as calculated on a rolling four-quarter basis. Generally, as long as no default exists or would result, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

At September 30, 2013, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and the partnership agreements of the Partnership’s subsidiaries, totaled approximately $3,300,000.

Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $10,777 in Fiscal 2013, $10,716 in Fiscal 2012 and $7,421 in Fiscal 2011.
The General Partner also sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to limitations imposed by the Internal Revenue Service. Costs associated with these plans were not material in Fiscal 2013, Fiscal 2012 and Fiscal 2011.

Note 8 — Inventories
Inventories comprise the following at September 30:

	2013	2012
Propane gas	$130,410	$131,990
Materials, supplies and other	22,860	24,259
Appliances for sale	5,658	7,497
Total inventories	$158,928	$163,746

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2013	2012
Land	$147,405	$148,068
Buildings and improvements	176,638	168,250
Transportation equipment	227,242	213,762
Storage facilities	240,251	230,181
Equipment, primarily cylinders and tanks	1,844,423	1,778,690
Other, including construction in process	33,243	35,802
Gross property, plant and equipment	2,669,202	2,574,753
Less accumulated depreciation and amortization	(1,231,688)	(1,075,528)
Net property, plant and equipment	$1,437,514	$1,499,225

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 10 — Goodwill and Intangible Assets
The Partnership’s goodwill and intangible assets comprise the following at September 30:

	2013	2012
Goodwill (not subject to amortization)	$1,936,608	$1,914,808
Intangible assets:
Customer relationships and noncompete agreements	$511,130	$505,367
Trademarks and tradenames (not subject to amortization)	81,800	91,100
Gross carrying amount	592,930	596,467
Accumulated amortization	(99,281)	(60,471)
Intangible assets, net	$493,649	$535,996

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2011	$691,910
Acquisitions	1,223,080
Purchase accounting adjustments	(182)
Balance September 30, 2012	1,914,808
Acquisitions	12,481
Purchase accounting adjustments	19
Correcting adjustment	$9,300
Balance September 30, 2013	$1,936,608

The decrease in trademarks and tradenames and the correcting adjustment to goodwill during the year ended September 30, 2013 primarily reflects a correcting adjustment associated with the Heritage Acquisition. We amortize customer relationships and noncompete intangibles over their estimated period of benefit which do not exceed 15 years. Amortization expense of intangible assets was $38,810 in Fiscal 2013, $30,649 in Fiscal 2012 and $8,055 in Fiscal 2011. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2014 — $38,112; Fiscal 2015 — $36,309; Fiscal 2016 — $35,018; Fiscal 2017 — $32,853; Fiscal 2018 — $31,493. There were no accumulated impairment losses at September 30, 2013.

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
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $4,647, $8,373 and $3,257 in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
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
The 2010 Propane Plan succeeded the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”), which expired on December 31, 2009, and replaced the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees (“Nonexecutive Propane Plan”). Under the 2000 Propane Plan, the General Partner could award to key employees the right to receive AmeriGas Performance Units or cash equivalent to the fair market value of such AmeriGas Performance Units. In addition, the 2000 Propane Plan authorized the crediting of Common Unit distribution equivalents to participants’ accounts. Under the Nonexecutive Propane Plan, the General Partner could grant awards to key employees who did not participate in the 2000 Propane Plan. Generally, awards under the Nonexecutive Propane Plan vest at the end of a three-year period and are paid in Common Units and cash. No additional grants will be made under the 2000 Propane Plan and the Nonexecutive Propane Plan.
Recipients of AmeriGas Performance Units are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target number based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a peer group. Grantees may receive from 0% to 200% of the target award granted. For grants issued on or after January 1, 2013, if AmeriGas Partners’ TUR is below the 25th percentile compared to the peer group, the grantee will not be paid. At the 40th percentile, the employee will be paid an award equal to 70% of the target award; at the 50th percentile, 100%; at the 60th percentile, 125%; and at the 90th percentile, 200%. For grants issued before January 1, 2013, grantees of AmeriGas Performance Units will not be paid if AmeriGas Partners’ TUR is below the 40th percentile of the peer group. At the 40th percentile, the grantee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings. Any Common Unit distribution equivalents earned are paid in cash. Generally, except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
As a result of the Heritage Acquisition, certain Heritage Propane employees were awarded AmeriGas Performance Units, AmeriGas Stock Units (in the form of phantom units), or a combination of AmeriGas Performance Units and AmeriGas Stock Units. The terms of the Performance Unit awards granted to Heritage Propane employees are generally the same as those described above. The AmeriGas Stock Units awards granted to Heritage Propane employees vest in tranches with certain awards beginning to vest in January 2013 through January 2016. Certain of the AmeriGas Stock Unit awards provide for accelerated vesting under certain conditions. Under certain conditions, all or a portion of these awards could be forfeited. The AmeriGas Stock Unit awards granted to Heritage Propane employees provide for the crediting of distribution equivalents to participants’ accounts.
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
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2013	2012	2011
Risk-free rate	0.4%	0.4%	1.0%
Expected life	3 years	3 years	3 years
Expected volatility	20.7%	23.0%	34.6%
Dividend Yield	8.2%	6.4%	5.8%

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

The General Partner granted awards under the 2010 Propane Plan representing 65,136, 248,818 and 49,287 Common Units in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, having weighted-average grant date fair values per Common Unit subject to award of $42.58, $43.22 and $53.19, respectively. At September 30, 2013, 2,484,839 Common Units were available for future award grants under the 2010 Propane Plan.
The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2013:

	Total		Vested		Non-Vested
	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2012	263,967	$44.70	65,651	$45.42	198,316	$44.47
AmeriGas Performance Units:
Granted	44,800	$42.36	1,332	$41.64	43,468	$42.38
Forfeited	(14,869)	$47.04	—	$—	(14,869)	$47.04
Vested	—	$—	20,115	$43.68	(20,115)	$43.68
Performance criteria not met	(43,350)	$42.10	(43,350)	$42.10	—	$—
AmeriGas Stock Units:
Granted	20,336	$43.06	8,442	$39.07	11,894	$45.90
Forfeited	(11,333)	$48.79	—	$—	(11,333)	$48.79
Vested	—	$—	30,909	$48.92	(30,909)	$48.92
Awards paid	(35,384)	$47.04	(35,384)	$47.04	—	$—
September 30, 2013	224,167	$47.88	47,715	$47.92	176,452	$47.87

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Partnership paid AmeriGas Common Unit-based awards in Common Units and cash as follows:

	2013 (a)	2012 (a)	2011
Number of Common Units subject to original Awards granted	54,750	60,200	41,064
Fiscal year granted	2010	2009	2008
Payment of Awards:
AmeriGas Partners Common Units issued	3,850	3,500	35,787
Cash paid	$96	$87	$1,196
(a) In addition, during Fiscal 2013 and Fiscal 2012, 19,342 AmeriGas Stock Units and $533 in cash, and 40,516 AmeriGas Stock Units and $893 in cash, respectively, were paid to former Heritage Propane employees associated with awards granted in Fiscal 2012.

As of September 30, 2013, there was $1,290 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2013, there was a total of approximately $3,013 of unrecognized compensation cost associated with 224,167 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.8 years. The total fair values of Common Unit-based awards that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $2,752, $5,090 and $2,049, respectively. As of September 30, 2013 and 2012, total liabilities of $1,053 and $1,148 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 12 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $63,585 in Fiscal 2013, $61,075 in Fiscal 2012 and $55,533 in Fiscal 2011.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2014	$51,027
2015	41,367
2016	33,713
2017	26,613
2018	21,667
Thereafter	55,819
Total minimum operating lease payments	$230,206

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2013, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $15,500. The fair values of residual lease guarantees were not material at September 30, 2013.
The Partnership enters into fixed-price and variable-price contracts with suppliers to purchase a portion of its propane supply requirements. Obligations under these contracts existing at September 30, 2013, are: Fiscal 2014 - $176,866; Fiscal 2015 - $97,104; Fiscal 2016 - $22,239.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Contingencies
Environmental Matters
Saranac Lake. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York, on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of the contamination, and the possible existence of other potentially responsible parties. The Partnership communicated the results of its research to DEC in January 2009. There have been no recent developments in this matter. Because of the preliminary nature of available environmental information, the ultimate amount or range of possible clean up costs cannot be reasonably estimated.
Claremont, New Hampshire and Chestertown, Maryland. In connection with the Heritage Acquisition on January 12, 2012, a predecessor of Titan Propane, LLC (“Titan LLC”), a former subsidiary acquired in the Heritage Acquisition, is purportedly the beneficial holder of title with respect to two former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites. By letter dated September 30, 2010, the EPA notified Titan LLC that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

of available environmental information, the ultimate amount or range of possible clean up costs, if any, cannot be reasonably estimated.
Other Matters
Cylinder Investigation. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California as a result of the Partnership’s decision in 2008 to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds. At that time, the District Attorneys issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena sought additional information and documents regarding AmeriGas OLP’s cylinder exchange program and we responded to that subpoena. In connection with this matter, the District Attorneys have investigated the General Partner with respect to potential violations of California’s antitrust and unfair competition laws, California’s slack-fill law, and California’s principal false advertising statute. On November 20, 2013, the District Attorneys filed a complaint against the General Partner and AmeriGas OLP and simultaneously filed a proposed stipulated final consent judgment (the “Judgment”) which, subject to court approval, resolves all claims against those defendants, which were known to the District Attorneys as of that date. The Judgment requires the General Partner to pay a civil penalty and to certain injunctive relief including the posting of a consumer notice on all cylinder cages in California.  That notice informs consumers of the reduction of propane in weight from 17 pounds to 15 pounds.  This settlement agreement will not have a material effect on our consolidated financial position, results of operations or cash flows.
Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and has continued to cooperate with the FTC’s requests for information. The Partnership believes it has good defenses to any claims that may result from this investigation. We are not able to assess the financial impact this investigation or any related claims may have on the Partnership.
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
We cannot predict the final results of any of the environmental or other pending claims or legal actions described above. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements in amounts in excess of recorded amounts, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. In addition to the matters described above, there are other pending claims and legal actions arising generally in the normal course of our businesses. We believe, after consultation with counsel, the final outcome of such other matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 13 — Related Party Transactions
Pursuant to the Partnership Agreement and, prior to the Merger, a management services agreement among Heritage Operating GP, LLC (“HOLP GP”), HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $540,273 in Fiscal 2013, $374,899 in Fiscal 2012, and $363,392 in Fiscal 2011, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $18,568 in Fiscal 2013, $10,138 in Fiscal 2012 and $10,805 in Fiscal 2011. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $4,543 in Fiscal 2013, $3,760 in Fiscal 2012 and $3,184 in Fiscal 2011.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $1,979, $359 and $4,073 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
In addition, the Partnership sells propane to affiliates of UGI. Such amounts were not material in Fiscal 2013, Fiscal 2012 or Fiscal 2011.

Note 14 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2013	2012
Litigation, property and casualty liabilities	$29,948	$38,581
Taxes other than income taxes	9,922	16,737
Propane exchange liabilities	16,654	13,404
Deferred tank fee revenue	22,044	24,296
Other	15,775	16,216
Total other current liabilities	$94,343	$109,234

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 15 — Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2013 and 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$18,252	$—	$18,252
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(135)	$—	$(135)

September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$2,089	$—	$2,089
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(42,598)	$—	$(42,598)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,300,111 and $2,393,581, respectively. At September 30, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,328,069 and $2,493,053, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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

Note 16 — Disclosures About Derivative Instruments and Hedging Activities
The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Because a substantial portion of our derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. At September 30, 2013 and 2012, there were 206.1 million gallons and 231.4 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts that qualify for hedge accounting. At September 30, 2013, the maximum period over which we are hedging propane market price risk is 24 months with a weighted average of 7 months. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility which agreements are generally not designated as hedges for accounting purposes.
We account for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At September 30, 2013, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $14,786.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. There were no settled or unsettled amounts relating to IRPAs at September 30, 2013 or 2012.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2013. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2013, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of September 30, 2013 and 2012:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value September 30,		Balance Sheet	Fair Value September 30,
	Location	2013	2012	Location	2013	2012
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	$14,981	$2,089	Derivative financial instruments and Other noncurrent liabilities	$(135)	$(42,598)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and Other assets	3,271	—		—	—
Total Derivatives		$18,252	$2,089		(135)	(42,598)

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest			Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income			Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2013	2012	2011	2013	2012	2011
Cash Flow Hedges:
Propane contracts	$6,647	$(86,573)	$22,275	$(52,503)	$(47,569)	$35,292	Cost of sales
Interest rate contracts	—	—	—	—	—	(3,049)	Interest expense/loss on extinguishments of debt
Total	$6,647	$(86,573)	$22,275	$(52,503)	$(47,569)	$32,243

	Gain (Loss)			Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2013	2012	2011
Propane contracts	$1,848	$(14,883)	$—	Cost of sales

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for Fiscal 2013, Fiscal 2012 or Fiscal 2011. During Fiscal 2012, the Partnership entered into propane swap and put option contracts to reduce short-term volatility in propane prices associated with a portion of its forecasted propane purchases during the months of April 2012 to August 2012. These contracts did not qualify for hedge accounting treatment and the change in fair value was recorded through cost of sales in the Consolidated Statements of Income. Net realized losses recognized in income related to these contracts are included in the table above under the caption “derivatives not designated as hedging instruments.”

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

As a result of the Partnership’s refinancing of its 7.125% Senior Notes (see Note 6), during the three months ended September 30, 2011, the Partnership discontinued cash flow hedge accounting for settled but unamortized IRPA losses associated with the 7.125% Senior Notes and recorded a loss of $2,556 which amount is included in loss on extinguishments of debt on the Fiscal 2011 Consolidated Statement of Operations.
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

17 — Other Income, Net
Other income, net, comprises the following:

	2013	2012	2011
Gains on sales of fixed assets	$4,115	$3,169	$2,222
Finance charges	21,390	18,841	15,111
Other	6,998	4,511	8,230
Total other income, net	$32,503	$26,521	$25,563

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

	December 31,		March 31,		June 30,		September 30,
	2012	2011	2013 (a)	2012 (b)	2013 (a)	2012	2013	2012
Revenues	$876,647	$683,812	$1,176,207	$1,155,574	$581,719	$571,945	$531,970	$510,285
Operating income (loss)	$139,866	$60,096	$257,505	$195,047	$6,639	$(48,288)	$(11,816)	$(36,263)
(Loss) gain on extinguishments of debt	$—	$—	$—	$(13,379)	$—	$30	$—	$—
Net income (loss)	$98,043	$43,113	$215,781	$135,859	$(34,549)	$(89,903)	$(54,184)	$(76,398)
Net income (loss) attributable to AmeriGas Partners, L.P.	$96,665	$42,525	$213,208	$133,885	$(34,595)	$(89,382)	$(54,056)	$(76,003)
Income (loss) per limited partner unit (c):
Basic	$0.93	$0.55	$1.56	$1.26	$(0.43)	$(1.00)	$(0.63)	$(0.86)
Diluted	$0.93	$0.55	$1.56	$1.26	$(0.43)	$(1.00)	$(0.63)	$(0.86)

(a)
The Partnership recorded the cumulative effect of an error in accounting for certain customer credits as of January 1, 2013, which decreased revenues and operating income by $7,038, and decreased net income attributable to AmeriGas Partners, L.P. by $6,967, for the three months ended March 31, 2013. The correction of the error in accounting for customer credits increased propane revenues and operating income by $3,600, and decreased net loss attributable to AmeriGas Partners, L.P. by $3,564, for the three months ended June 30, 2013 (see Note 2).

(b)	Includes loss on extinguishment of debt which decreased net income and net income attributable to AmeriGas Partners, L.P. by $13,379 (see Note 6).

(c)
Theoretical distributions of net income (loss) attributable to AmeriGas Partners, L.P. in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share (see Note 2) resulted in a different allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner and the limited partners in the computation of income per limited partner unit which had the effect of decreasing quarterly earnings per limited partner unit for the quarters ended December 31 and March 31 as follows:

	December 31,		March 31,
Quarter ended:	2012	2011	2013	2012
Decrease in income per limited partner unit	$(0.06)	$(0.16)	$(0.66)	$(0.30)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash	$262	$708
Accounts receivable — related party	6,479	3,108
Prepaids and other current assets	1,155	1,154
Total current assets	7,896	4,970
Investment in AmeriGas Propane, L.P.	3,648,909	3,693,018
Other assets	27,300	31,198
Total assets	$3,684,105	$3,729,186

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable and other liabilities	495	503
Accrued interest	47,662	48,730
Total current liabilities	48,157	49,233
Long-term debt	2,250,845	2,250,845
Commitments and contingencies
Partners’ capital:
Common unitholders	1,354,187	1,455,702
General partner	15,930	16,975
Accumulated other comprehensive income (loss)	14,986	(43,569)
Total partners’ capital	1,385,103	1,429,108
Total liabilities and partners’ capital	$3,684,105	$3,729,186

Commitments and Contingencies:
There are no scheduled principal repayments of long-term debt during the next five fiscal years.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year Ended September 30,
	2013	2012	2011
Operating (expenses) income, net	$(289)	$(3,568)	$75
Loss on extinguishments of debt	—	(13,349)	(38,117)
Interest expense	(154,593)	(133,372)	(58,701)
Loss before income taxes	(154,882)	(150,289)	(96,743)
Income tax expense	1	3	7
Loss before equity in income of AmeriGas Propane, L.P.	(154,883)	(150,292)	(96,750)
Equity in income of AmeriGas Propane, L.P.	376,105	161,317	235,273
Net income	$221,222	$11,025	$138,523
General partner’s interest in net income	$21,498	$13,119	$6,422
Limited partners’ interest in net income	$199,724	$(2,094)	$132,101
Income (loss) per limited partner unit — basic and diluted:	$2.14	$(0.11)	$2.30
Average limited partner units outstanding — basic (thousands)	92,832	81,433	57,119
Average limited partner units outstanding — diluted (thousands)	92,910	81,433	57,170

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2013	2012	2011
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$325,320	$170,598	$156,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	—	(1,411,451)	—
Contributions to AmeriGas Propane, L.P.	—	(60,748)	(77,135)
Net cash used by investing activities	—	(1,472,199)	(77,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(327,000)	(271,839)	(171,821)
Issuance of long-term debt	—	1,524,174	904,210
Repayments of long-term debt	—	(232,844)	(810,232)
Proceeds from issuance of Common Units in public unit offering	—	276,562	—
Proceeds associated with equity based compensation plans, net of tax withheld	1,221	951	616
Capital contribution from General Partner	13	2,824	18
Net cash (used) provided by financing activities	(325,766)	1,299,828	(77,209)
(Decrease) increase in cash and cash equivalents	$(446)	$(1,773)	$2,179
CASH AND CASH EQUIVALENTS:
End of year	$262	$708	$2,481
Beginning of year	708	2,481	302
(Decrease) increase	$(446)	$(1,773)	$2,179

(a)	Includes cash distributions received from AmeriGas Propane, L.P. of $478,458, $334,527 and $222,635 for the years ended September 30, 2013, 2012 and 2011, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2013
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,217	$16,477	$(15,142)	(1)	$18,552

Year Ended September 30, 2012
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,181	$15,088	$(15,052)	(1)	$17,217

Year Ended September 30, 2011
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$15,290	$12,807	$(10,916)	(1)	$17,181

(1)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description
10.22	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Gallagher dated May 1, 2013.

10.32	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Hugh J. Gallagher dated May 20, 2013.

10.34	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher, R. Paul Grady, and Steven A. Samuel.

10.35	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2013.

10.39	Form of Change in Control Agreement for Messrs. Gallagher and Samuel.

10.41	Separation Agreement and General Release by and between AmeriGas Propane, Inc. and William D. Katz, dated as of July 15, 2013.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	UGI Corporation Equity-Based Compensation Information.

99.2	Reconciliation of EBITDA and Adjusted EBITDA.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase