Form 10-Q
period 2013-12-31
AMERIGAS PARTNERS LP
filed 2014-02-07
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2014, there were 92,859,593 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2013	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,303	$12,635	$117,630
Accounts receivable (less allowances for doubtful accounts of $22,099, $18,552 and $20,020, respectively)	515,852	290,701	377,581
Accounts receivable - related parties	1,355	1,509	1,594
Inventories	184,141	158,928	174,410
Derivative financial instruments	37,244	18,036	1,043
Prepaid expenses and other current assets	16,069	18,883	23,048
Total current assets	784,964	500,692	695,306
Property, plant and equipment (less accumulated depreciation and amortization of $1,271,228, $1,231,688 and $1,113,802, respectively)	1,417,768	1,437,514	1,485,710
Goodwill	1,934,435	1,933,929	1,914,827
Intangible assets, net	487,445	496,328	526,153
Other assets	40,643	41,383	43,779
Total assets	$4,665,255	$4,409,846	$4,665,775
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$12,084	$12,014	$28,347
Bank loans	208,800	116,900	177,200
Accounts payable - trade	303,973	170,705	232,584
Accounts payable - related parties	2,063	1,071	910
Customer deposits and advances	107,463	128,122	143,687
Derivative financial instruments	—	135	28,284
Other current liabilities	163,341	188,027	172,865
Total current liabilities	797,724	616,974	783,877
Long-term debt	2,286,859	2,288,097	2,294,704
Other noncurrent liabilities	84,124	80,638	85,911
Total liabilities	3,168,707	2,985,709	3,164,492
Commitments and contingencies (note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,830,791, 92,824,539 and 92,812,417, respectively)	1,404,834	1,354,187	1,473,774
General partner	16,439	15,930	17,156
Accumulated other comprehensive income (loss)	35,766	14,986	(29,185)
Total AmeriGas Partners, L.P. partners’ capital	1,457,039	1,385,103	1,461,745
Noncontrolling interest	39,509	39,034	39,538
Total partners’ capital	1,496,548	1,424,137	1,501,283
Total liabilities and partners’ capital	$4,665,255	$4,409,846	$4,665,775

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended December 31,
	2013	2012
Revenues:
Propane	$970,302	$797,059
Other	75,524	79,588
	1,045,826	876,647
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	562,448	429,563
Cost of sales - other (excluding depreciation shown below)	20,259	22,521
Operating and administrative expenses	237,548	243,517
Depreciation	41,503	38,323
Amortization	10,819	11,028
Other income, net	(6,444)	(8,171)
	866,133	736,781
Operating income	179,693	139,866
Interest expense	(41,590)	(41,196)
Income before income taxes	138,103	98,670
Income tax expense	(1,431)	(627)
Net income	136,672	98,043
Deduct net income attributable to noncontrolling interest	(1,774)	(1,378)
Net income attributable to AmeriGas Partners, L.P.	$134,898	$96,665

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$6,740	$5,219
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$128,158	$91,446
Income per limited partner unit - basic and diluted:
Basic	$1.14	$0.93
Diluted	$1.14	$0.93
Average limited partner units outstanding (thousands):
Basic	92,847	92,820
Diluted	92,943	92,902
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2013	2012
Net income	$136,672	$98,043
Other comprehensive income (loss):
Net gains (losses) on derivative instruments	34,242	(2,693)
Reclassifications of net (gains) losses on derivative instruments	(13,273)	17,224
Other comprehensive income	20,969	14,531
Total comprehensive income	157,641	112,574
Deduct comprehensive income attributable to noncontrolling interest	(1,963)	(1,525)
Comprehensive income attributable to AmeriGas Partners, L.P.	$155,678	$111,049
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,672	$98,043
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	52,322	49,351
Provision for uncollectible accounts	5,318	4,091
Other, net	1,056	(156)
Net change in:
Accounts receivable	(230,231)	(115,620)
Inventories	(25,153)	(10,664)
Accounts payable	134,259	61,057
Other current assets	2,814	(3,532)
Other current liabilities	(41,777)	(42,084)
Net cash provided by operating activities	35,280	40,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(23,269)	(26,489)
Proceeds from disposals of assets	2,321	1,793
Acquisitions of businesses, net of cash acquired	(1,442)	—
Net cash used by investing activities	(22,390)	(24,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(84,208)	(79,293)
Noncontrolling interest activity	(1,488)	(1,439)
Increase in bank loans	91,900	127,300
Repayments of long-term debt	(1,621)	(4,855)
Proceeds associated with equity-based compensation plans, net of tax withheld	193	18
Capital contributions from General Partner	2	7
Net cash provided by financing activities	4,778	41,738
Cash and cash equivalents increase	$17,668	$57,528
CASH AND CASH EQUIVALENTS:
End of period	$30,303	$117,630
Beginning of period	12,635	60,102
Increase	$17,668	$57,528
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2013:
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137
Net income		128,158	6,740		134,898	1,774	136,672
Net gains on derivative instruments				33,919	33,919	323	34,242
Reclassification of net gains on derivative instruments				(13,139)	(13,139)	(134)	(13,273)
Distributions		(77,975)	(6,233)		(84,208)	(1,488)	(85,696)
Unit-based compensation expense		590			590		590
Common Units issued in connection with incentive compensation plans, net of tax withheld	6,252	(126)	2		(124)		(124)
Balance December 31, 2013	92,830,791	$1,404,834	$16,439	$35,766	$1,457,039	$39,509	$1,496,548

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2012:
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560
Net income		91,446	5,219		96,665	1,378	98,043
Net losses on derivative instruments				(2,666)	(2,666)	(27)	(2,693)
Reclassification of net losses on derivative instruments				17,050	17,050	174	17,224
Distributions		(74,248)	(5,045)		(79,293)	(1,439)	(80,732)
Unit-based compensation expense		856			856		856
Common Units issued in connection with incentive compensation plans, net of tax withheld	11,070	18	7		25		25
Balance December 31, 2012	92,812,417	$1,473,774	$17,156	$(29,185)	$1,461,745	$39,538	$1,501,283
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

1.	Nature of Operations

AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and prior to its merger with AmeriGas OLP on July 1, 2013 (the “Merger”), AmeriGas OLP’s principal operating subsidiary Heritage Operating, L.P. (“HOLP”). AmeriGas OLP after the Merger, and AmeriGas OLP and HOLP prior to the Merger, are referred to herein as the “Operating Partnership.” AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnership and its subsidiaries are collectively referred to herein as the “Partnership” or “we.” The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At December 31, 2013, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding at December 31, 2013 comprise 69,073,909 publicly held Common Units of which 22,067,362 Common Units are held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP’s propane operations (the “Heritage Acquisition”). The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP. In January 2014, ETP sold 9,200,000 of the Common Units it held in an underwritten public offering, pursuant to its registration rights in its unitholder agreement. AmeriGas Partners did not receive any proceeds from the sale of the Common Units by ETP.
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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2013, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2013 (“Partnership’s 2013 Annual Financial Statements and Notes”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The following table sets forth the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended December 31,
	2013	2012
Common Unitholders’ interest in net income attributable to AmeriGas Partners under the two-class method for MLPs	$105,560	$86,241
Weighted average Common Units outstanding—basic (thousands)	92,847	92,820
Potentially dilutive Common Units (thousands)	96	82
Weighted average Common Units outstanding—diluted (thousands)	92,943	92,902
Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2013 and 2012, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.24 and $0.06, respectively.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income principally results from gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income. For information regarding the amounts and line items on the Condensed Consolidated Statements of Operations associated with reclassification from accumulated other comprehensive income (“AOCI”), see Note 8.
Reclassifications. Certain prior period amounts have been reclassified to conform to current period presentation.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

3.     Accounting Changes

Adoption of New Accounting Standards

Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. During the three months ended December 31, 2013, the Partnership adopted new accounting guidance regarding disclosures for items reclassified out of AOCI. The disclosures required by the new accounting guidance are included in the notes to the condensed consolidated financial statements. The new disclosures are applied prospectively. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Disclosures about Offsetting Assets and Liabilities. During the three months ended December 31, 2013, the Partnership adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively for all periods presented. The required disclosures are included in Note 7 to the condensed consolidated financial statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.

4.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	December 31, 2013	September 30, 2013	December 31, 2012
Goodwill (not subject to amortization)	$1,934,435	$1,933,929	$1,914,827
Intangible assets:
Customer relationships and noncompete agreements	$513,412	$512,665	$505,367
Trademarks and tradenames (not subject to amortization)	82,944	82,944	91,100
Gross carrying amount	596,356	595,609	596,467
Accumulated amortization	(108,911)	(99,281)	(70,314)
Intangible assets, net	$487,445	$496,328	$526,153
Amortization expense of intangible assets was $9,630 for the three months ended December 31, 2013 and $9,844 for the three months ended December 31, 2012. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of December 31, 2013, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2014 and the next four fiscal years is as follows: remainder of Fiscal 2014 — $29,284; Fiscal 2015 — $37,309; Fiscal 2016 — $36,018; Fiscal 2017 — $33,853; Fiscal 2018 — $32,493.

5.	Related Party Transactions
Pursuant to the Partnership Agreement and, prior to the Merger, a management services agreement among HOLP GP, HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf. These costs, which totaled $144,536 and $139,797 for the three months ended December 31, 2013 and 2012, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,494 and $3,892, during the three months ended December 31, 2013 and 2012, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $1,131 and $1,564 for the three months ended December 31, 2013 and 2012, respectively.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). The prices for any such propane purchased are generally based on market price at the time of purchase. AmeriGas

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

OLP purchased propane from Energy Services totaling $75 during the three months ended December 31, 2013 and purchased no amounts during the three months ended December 31, 2012.
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
Other Matters
Cylinder Investigation. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California as a result of the Partnership’s decision in 2008 to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds. At that time, the District Attorneys issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena sought additional information and documents regarding AmeriGas OLP’s cylinder exchange program. We responded to that subpoena. In connection with this matter, the District Attorneys have alleged potential violations of California’s antitrust and unfair competition laws, California’s slack-fill law, and California’s principal false advertising statute. On November 20, 2013, the District Attorneys filed a complaint against the General Partner and AmeriGas OLP and simultaneously filed a proposed stipulated final consent judgment (the “Judgment”) which was approved by the court on December 2, 2013 and resolved all claims against those defendants that were known to the District Attorneys as of that date. The Judgment requires the General Partner to pay a civil penalty and to certain injunctive relief including the posting of a consumer notice on all cylinder cages in California.  The notice informs consumers, among other things, of the reduction of propane in weight from 17 pounds to 15 pounds.  The Judgment will not have a material effect on our consolidated financial position, results of operations or cash flows.
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

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2013, September 30, 2013 and December 31, 2012:

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$38,695	$—	$38,695
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$—	$—	$—
September 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$18,252	$—	$18,252
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(135)	$—	$(135)
December 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$3,108	$—	$3,108
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(28,290)	$—	$(28,290)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 31, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,298,943 and $2,486,570, respectively. At December 31, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,323,051 and $2,541,466, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Disclosures about Offsetting Derivative Assets and Liabilities

Derivative assets and liabilities are presented net by counterparty on our Condensed Consolidated Balance Sheets. Our derivative financial instruments principally comprise propane over-the-counter swap and option contracts. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, contracts may be subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
In general, most of our over-the-counter transactions are subject to collateral requirements. Any cash collateral paid by us to our derivative counterparties is reflected in the table below to offset derivative liabilities. Any cash collateral received by us from our counterparties is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on our Condensed Consolidated Balance Sheets with our derivative counterparties are not included in the tables below but would reduce our net exposure to such counterparties because they are subject to master netting or similar arrangements.

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amount Recognized	Gross Amount Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
December 31, 2013:
Derivative assets	$39,512	$(817)	$38,695	$—	$—	$38,695
Derivative liabilities	$(817)	$817	$—	$—	$—	$—

September 30, 2013:
Derivative assets	$19,621	$(1,369)	$18,252	$—	$—	$18,252
Derivative liabilities	$(1,504)	$1,369	$(135)	$—	$—	$(135)

December 31, 2012:
Derivative assets	$6,646	$(3,538)	$3,108	$—	$—	$3,108
Derivative liabilities	$(31,828)	$3,538	$(28,290)	$—	$4,747	$(23,543)

8.	Disclosures about Derivative Instruments and Hedging Activities

The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risk currently managed by derivative instruments is commodity price risk for propane. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Because a substantial portion of our derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap and option contracts. At December 31, 2013 and 2012,

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

there were 167.1 million gallons and 200.3 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts that qualify for hedge accounting treatment. At December 31, 2013, the maximum period over which we are hedging propane market price risk is 21 months with a weighted average of 6 months. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility which are generally not designated as hedges for accounting purposes.
We account for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At December 31, 2013, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $34,762.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2013. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2013, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of December 31, 2013 and 2012:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2013	2012		2013	2012
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	$32,028	$3,108	Derivative financial instruments and other noncurrent liabilities	$—	$(28,290)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	6,667	—	Derivative financial instruments	—	—
Total Derivatives		$38,695	$3,108		$—	$(28,290)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2013	2012	2013	2012
Cash Flow Hedges:
Propane contracts	$34,242	$(2,693)	$13,273	$(17,224)	Cost of sales

	Gain (Loss)				Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2013	2012
Propane contracts	$6,930	$—			Cost of sales

The amounts of derivative gains or losses representing ineffectiveness were not material for the three months ended December 31, 2013 and 2012.

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

9.	Error in Accounting for Certain Customer Credits

During the three months ended March 31, 2013, the Partnership identified an error in its accounting for certain customer credits. The Partnership determined that the recording of propane revenues did not appropriately consider the effects of certain customer credits which were recorded when issued in a subsequent period. As a result, the Partnership changed its accounting for customer credits to record an estimate of such credits at the time propane revenues are recorded. Such estimate considers the Partnership’s history of providing credits, propane revenue activity and other factors. During the three months ended March 31, 2013, the Partnership evaluated the impact of the error on prior periods and determined that the effect was not material to any prior period financial statement and recorded the cumulative effect of the error in accounting for customer credits as of January 1, 2013. If the Partnership had corrected the error in its accounting for customer credits and recorded the estimate of credits in all of the periods prior to January 1, 2013, the effect of the change on the three months ended December 31, 2012 would have decreased net income attributable to AmeriGas Partners, L.P. by approximately $2,745 and decreased accounts receivable by $7,038.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses, and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counter-party or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; and (17) the timing and success of our acquisitions and investments to grow our business.
These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2013 (“2013 three-month period”) with the three months ended December 31, 2012 (“2012 three-month period”).
Executive Overview
Net income attributable to AmeriGas Partners for the 2013 three-month period was $134.9 million compared with net income attributable to AmeriGas Partners of $96.7 million for the 2012 three-month period. Average temperatures based upon heating degree days during the 2013 three-month period were approximately 4% colder than normal and 14% colder than the prior-year three-month period. The higher net income primarily reflects the colder weather’s impact on retail propane volumes sold and slightly higher average retail unit margins. In addition, operating and administrative expenses were slightly lower in the current year period, notwithstanding higher distribution expenses associated with the greater retail volumes sold, reflecting in large part the full benefits from the integration of Heritage Propane which was completed in Fiscal 2013. Results for the 2012 three-month period include $5.5 million of transition costs associated with Heritage Propane.

AMERIGAS PARTNERS, L.P.

2013 three-month period compared with 2012 three-month period

Three Months Ended December 31,	2013	2012	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	374.1	350.7	23.4	6.7%
Wholesale	37.5	26.3	11.2	42.6%
	411.6	377.0	34.6	9.2%
Revenues:
Retail propane	$918.0	$769.5	$148.5	19.3%
Wholesale propane	52.3	27.5	24.8	90.2%
Other	75.5	79.6	(4.1)	(5.2)%
	$1,045.8	$876.6	$169.2	19.3%
Total margin (a)	$463.1	$424.6	$38.5	9.1%
EBITDA (b)	$230.2	$187.8	$42.4	22.6%
Operating income (b)	$179.7	$139.9	$39.8	28.4%
Net income attributable to AmeriGas Partners	$134.9	$96.7	$38.2	39.5%
Degree days — % colder (warmer) than normal (c)	3.8%	(9.0)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended December 31, 2012, includes acquisition and transition expenses of $5.5 million associated with the Heritage Acquisition.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended December 31,
(millions of dollars)	2013	2012
Net income attributable to AmeriGas Partners	$134.9	$96.7
Income tax expense	1.4	0.6
Interest expense	41.6	41.2
Depreciation	41.5	38.3
Amortization	10.8	11.0
EBITDA	$230.2	$187.8

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AMERIGAS PARTNERS, L.P.

Retail gallons sold in the 2013 three-month period increased 6.7% from the 2012 three-month period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 3.8% colder than normal and 14% colder than the prior-year period.
Retail propane revenues increased $148.5 million during the 2013 three-month period reflecting the effects of higher average retail selling prices ($97.2 million), largely the result of higher propane product costs, and the higher retail volumes sold ($51.3 million). Wholesale propane revenues increased $24.8 million during the 2013 three-month period reflecting the effects of higher wholesale selling prices ($13.1 million) and higher wholesale volumes sold ($11.7 million). Average daily wholesale propane commodity prices during the 2013 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 35% higher than such prices during the prior-year three-month period. Total revenues from fee income and other ancillary sales and services in the 2013 three-month period were slightly lower than in the 2012 three-month period. Total cost of sales during the 2013 three-month period increased $130.7 million principally reflecting the effects of the higher average propane product costs ($94.8 million) and, to a lesser extent, the effects of the greater retail and wholesale volumes sold ($38.2 million).

Total margin increased $38.5 million in the 2013 three-month period principally reflecting higher retail propane total margin ($39.4 million). The increase in retail propane total margin reflects the increase in retail volumes sold and slightly higher average retail propane unit margins.

EBITDA in the 2013 three-month period increased $42.4 million principally reflecting the higher total margin ($38.5 million) and slightly lower operating and administrative expenses ($6.0 million). Notwithstanding higher distribution-related expenses associated with the higher retail volumes sold, total operating and administrative expenses were lower reflecting expense synergies from the integration of Heritage Propane which was completed in Fiscal 2013. Operating and administrative expenses in the prior-year three-month period include $5.5 million of transition expenses associated with the integration of Heritage Propane. Operating income increased $39.8 million in the 2013 three-month period principally reflecting the higher total margin ($38.5 million) and the lower operating and administrative expenses ($6.0 million) partially offset by higher depreciation and amortization expense ($3.0 million) and, to a lesser extent, lower other income ($1.7 million).

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at December 31, 2013, totaled $2,507.7 million (including current maturities of long-term debt of $12.1 million and bank loans of $208.8 million). The Partnership’s debt outstanding at September 30, 2013, totaled $2,417.0 million (including current maturities of long-term debt of $12.0 million and bank loans of $116.9 million). Total long-term debt outstanding at December 31, 2013, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes and $48.1 million of other long-term debt.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. AmeriGas OLP has a $525 million unsecured credit agreement (“Credit Agreement”) which expires October 2016.
At December 31, 2013, there were $208.8 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amount available for borrowings, totaled $64.7 million at December 31, 2013. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2013 three-month period were $172.1 million and $266 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2012 three-month period were $109.9 million and $200.5 million, respectively. At December 31, 2013, the Partnership’s available borrowing capacity under the Credit Agreement was $251.5 million.
The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and bank loan borrowings available under the AmeriGas Credit Agreement to meet its anticipated contractual and projected cash commitments.

During the three months ended December 31, 2013, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.84 per Common Unit for the quarter ended September 30, 2013. On January 29, 2014, the General Partner’s Board of Directors approved a quarterly distribution of $0.84 per limited partner unit for the quarter ended December 31, 2013. The distribution will be paid on February 18, 2014, to unitholders of record on February 10, 2014.

The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations

AMERIGAS PARTNERS, L.P.

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
Cash flow provided by operating activities was $35.3 million in the 2013 three-month period compared to $40.5 million in the 2012 three-month period. Cash flow from operating activities before changes in operating working capital was $195.4 million in the 2013 three-month period compared with $151.3 million in the prior-year period largely reflecting the beneficial impact of colder weather on our operating results. Cash used to fund changes in operating working capital was $160.1 million in the 2013 three-month period compared to cash used to fund changes in working capital of $110.8 million in the 2012 three-month period. The increase in cash used to fund changes in working capital in the 2013 three-month period largely reflects greater cash needed to fund increased 2013 three month periods sales of propane, principally changes in accounts receivable and inventories. This greater use of cash in the current-year period was partially offset by, among other things, the timing and amount of cash payments associated with accounts payable.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $22.4 million in the 2013 three-month period compared with $24.7 million in the prior-year period. The Partnership spent $23.3 million for property, plant and equipment (comprising $13.7 million of maintenance capital expenditures and $9.5 million of growth capital expenditures) in the 2013 three-month period compared with $26.5 million (comprising $10.1 million of maintenance capital expenditures, $4.5 million of of capital expenditures associated with Heritage Propane integration activities and $11.9 million of growth capital expenditures) in the 2012 three-month period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $4.8 million in the 2013 three-month period compared with cash provided of $41.7 million in the prior-year period. Distributions in the 2013 three-month period totaled $84.2 million compared with $79.3 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates.

Recent Propane Supply and Logistical Disruptions

Most of the United States, with the exception of the western parts of the country, has experienced colder than normal winter weather thus far this heating season.  As a result of this colder than normal winter weather and a record volume of propane sales during the fall 2013 crop drying season, the retail propane industry began to experience significant logistical and infrastructure challenges in January 2014.  These logistical disruptions are resulting in supply shortages in the affected parts of the United States and have also led to significant increases in wholesale propane supply costs at many major supply hubs.  Current market conditions have also caused many of the impacted states to issue emergency declarations waiving maximum hour restrictions on drivers transporting propane in an effort to mitigate the logistical issues causing supply disruptions.

In addition to incurring increased wholesale costs at our traditional supply points, we have taken additional steps to procure propane from alternative sources and have incurred incremental transportation costs in an effort to get adequate supply into the areas that are most affected.  Since the retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs, our earnings could be negatively impacted in the second quarter of Fiscal 2014 if we cannot pass on the full amount of the related cost increases to our customers. In addition, the combination of higher customer consumption and higher product costs could result in higher uncollectible accounts expense in Fiscal 2014.  Finally, the cost increases experienced by our customers could lead to increased levels of customer conservation and attrition in the future.

AMERIGAS PARTNERS, L.P.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures currently comprise commodity prices for propane. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2013, was a gain of $38.7 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $19.5 million.
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
In addition to the information presented below and the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

Supply and logistical disruptions in the current winter heating season may adversely affect our results of operations.
Most of the United States, with the exception of the western parts of the country, has experienced colder-than-normal winter weather thus far this heating season. As a result of this colder-than-normal winter weather and a record volume of propane sales during the fall 2013 crop drying season, the retail propane industry began to experience significant logistical and infrastructure challenges in January 2014. These logistical disruptions are resulting in supply shortages in the affected parts of the United States and have also led to significant increases in wholesale propane supply costs at many major supply hubs. Current market conditions have also caused many of the impacted states to issue emergency declarations waiving maximum hour restrictions on drivers transporting propane in an effort to mitigate the logistical issues causing supply disruptions.
In addition to incurring increased wholesale costs at our traditional supply points, we have taken additional steps to procure propane from alternative sources and have incurred incremental transportation costs in an effort to get adequate supply into the areas that are most affected. Since the retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs, our earnings could be negatively impacted in the second quarter of Fiscal 2014 if we cannot pass on the full amount of the related cost increases to our customers. In addition, the combination of higher customer consumption and higher product costs could result in higher uncollectible accounts expense in Fiscal 2014. Finally, the cost increases experienced by our customers could lead to increased levels of customer conservation and attrition in the future.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	February 7, 2014	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	February 7, 2014	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase