Form 10-Q
period 2014-03-31
AMERIGAS PARTNERS LP
filed 2014-05-09
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2014, there were 92,866,796 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2014	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$38,461	$12,635	$123,112
Accounts receivable (less allowances for doubtful accounts of $29,176, $18,552 and $23,836, respectively)	568,306	290,701	435,509
Accounts receivable - related parties	2,016	1,509	1,231
Inventories	185,545	158,928	159,902
Derivative financial instruments	8,824	18,036	3,121
Prepaid expenses and other current assets	13,064	18,883	16,238
Total current assets	816,216	500,692	739,113
Property, plant and equipment (less accumulated depreciation and amortization of $1,245,916, $1,231,688 and $1,153,328, respectively)	1,401,449	1,437,514	1,474,013
Goodwill	1,934,585	1,933,929	1,914,827
Intangible assets, net	478,139	496,328	516,320
Other assets	39,291	41,383	42,481
Total assets	$4,669,680	$4,409,846	$4,686,754
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$9,817	$12,014	$26,333
Bank loans	198,000	116,900	115,900
Accounts payable - trade	230,173	170,705	237,920
Accounts payable - related parties	1,548	1,071	1,010
Customer deposits and advances	53,217	128,122	76,549
Derivative financial instruments	120	135	6,970
Other current liabilities	181,476	188,027	180,859
Total current liabilities	674,351	616,974	645,541
Long-term debt	2,286,222	2,288,097	2,294,048
Other noncurrent liabilities	78,814	80,638	85,581
Total liabilities	3,039,387	2,985,709	3,025,170
Commitments and contingencies (note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,866,796, 92,824,539 and 92,816,905, respectively)	1,559,217	1,354,187	1,607,807
General partner	18,006	15,930	18,498
Accumulated other comprehensive income (loss)	11,934	14,986	(6,115)
Total AmeriGas Partners, L.P. partners’ capital	1,589,157	1,385,103	1,620,190
Noncontrolling interest	41,136	39,034	41,394
Total partners’ capital	1,630,293	1,424,137	1,661,584
Total liabilities and partners’ capital	$4,669,680	$4,409,846	$4,686,754

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Propane	$1,421,423	$1,098,382	$2,391,725	$1,895,441
Other	72,200	77,825	147,724	157,413
	1,493,623	1,176,207	2,539,449	2,052,854
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	867,213	594,128	1,429,661	1,023,691
Cost of sales - other (excluding depreciation shown below)	18,255	18,282	38,514	40,803
Operating and administrative expenses	281,318	265,298	518,866	508,815
Depreciation	38,353	37,607	79,856	75,930
Amortization	10,804	11,022	21,623	22,050
Other income, net	(7,242)	(7,635)	(13,686)	(15,806)
	1,208,701	918,702	2,074,834	1,655,483
Operating income	284,922	257,505	464,615	397,371
Interest expense	(42,046)	(41,776)	(83,636)	(82,972)
Income before income taxes	242,876	215,729	380,979	314,399
Income tax benefit (expense)	74	52	(1,357)	(575)
Net income	242,950	215,781	379,622	313,824
Deduct net income attributable to noncontrolling interest	(2,847)	(2,573)	(4,621)	(3,951)
Net income attributable to AmeriGas Partners, L.P.	$240,103	$213,208	$375,001	$309,873

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$7,794	$6,384	$14,534	$11,603
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$232,309	$206,824	$360,467	$298,270
Income per limited partner unit - basic and diluted:
Basic	$1.71	$1.56	$2.85	$2.49
Diluted	$1.71	$1.56	$2.84	$2.49
Average limited partner units outstanding (thousands):
Basic	92,883	92,830	92,867	92,827
Diluted	92,934	92,895	92,940	92,901
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income	$242,950	$215,781	$379,622	$313,824
Other comprehensive income (loss):
Net gains (losses) on derivative instruments	11,105	(2,221)	45,347	(4,914)
Reclassifications of net (gains) losses on derivative instruments	(35,154)	25,526	(48,427)	42,750
Other comprehensive (loss) income	(24,049)	23,305	(3,080)	37,836
Total comprehensive income	218,901	239,086	376,542	351,660
Deduct comprehensive income attributable to noncontrolling interest	(2,630)	(2,808)	(4,593)	(4,333)
Comprehensive income attributable to AmeriGas Partners, L.P.	$216,271	$236,278	$371,949	$347,327
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$379,622	$313,824
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	101,479	97,980
Provision for uncollectible accounts	19,837	9,637
Other, net	10,194	1,063
Net change in:
Accounts receivable	(297,853)	(181,130)
Inventories	(26,553)	3,844
Accounts payable	59,944	66,494
Other current assets	4,525	3,278
Other current liabilities	(83,895)	(99,840)
Net cash provided by operating activities	167,300	215,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(51,009)	(54,438)
Proceeds from disposals of assets	6,496	3,189
Acquisitions of businesses, net of cash acquired	(1,933)	—
Net cash used by investing activities	(46,446)	(51,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(168,450)	(158,592)
Noncontrolling interest activity	(2,491)	(2,391)
Increase in bank loans	81,100	66,000
Repayments of long-term debt	(4,600)	(7,337)
Proceeds associated with equity-based compensation plans, net of tax withheld	(598)	1,419
Capital contributions from General Partner	11	10
Net cash used by financing activities	(95,028)	(100,891)
Cash and cash equivalents increase	$25,826	$63,010
CASH AND CASH EQUIVALENTS:
End of period	$38,461	$123,112
Beginning of period	12,635	60,102
Increase	$25,826	$63,010
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2014:
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137
Net income		360,467	14,534		375,001	4,621	379,622
Net gains on derivative instruments				44,886	44,886	461	45,347
Reclassification of net gains on derivative instruments				(47,938)	(47,938)	(489)	(48,427)
Distributions		(155,981)	(12,469)		(168,450)	(2,491)	(170,941)
Unit-based compensation expense		1,487			1,487		1,487
Common Units issued in connection with incentive compensation plans, net of tax withheld	42,257	(943)	11		(932)		(932)
Balance March 31, 2014	92,866,796	$1,559,217	$18,006	$11,934	$1,589,157	$41,136	$1,630,293

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2013:
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560
Net income		298,270	11,603		309,873	3,951	313,824
Net losses on derivative instruments				(4,864)	(4,864)	(50)	(4,914)
Reclassification of net losses on derivative instruments				42,318	42,318	432	42,750
Distributions		(148,502)	(10,090)		(158,592)	(2,391)	(160,983)
Unit-based compensation expense		2,406			2,406		2,406
Common Units issued in connection with incentive compensation plans, net of tax withheld	15,558	(69)	10		(59)		(59)
Balance March 31, 2013	92,816,905	$1,607,807	$18,498	$(6,115)	$1,620,190	$41,394	$1,661,584
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
At March 31, 2014, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding at March 31, 2014, comprise 69,109,914 publicly held Common Units of which 12,867,362 Common Units are held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP’s propane operations (the “Heritage Acquisition”). The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP. In January 2014, ETP sold 9,200,000 of the Common Units it held in an underwritten public offering, pursuant to its registration rights in its unitholder agreement. AmeriGas Partners did not receive any proceeds from the sale of the Common Units by ETP.
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

The condensed consolidated financial statements include the accounts of AmeriGas Partners, its majority-owned subsidiary AmeriGas OLP, and its 100%-owned finance subsidiaries AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance, LLC. The accounts of AmeriGas Partners’ majority-owned subsidiary AmeriGas OLP are included based upon the determination that, given the Partnership’s structure, AmeriGas Partners will absorb a majority of AmeriGas OLP’s expected losses, will receive a majority of AmeriGas OLP’s expected residual returns, and is AmeriGas OLP’s primary beneficiary. AmeriGas OLP includes the accounts of its wholly owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as noncontrolling interest in the condensed consolidated financial statements.
AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are 100%-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners. The 6.75% and 7.00% Senior Notes were co-issued by AmeriGas Finance Corp. and AmeriGas Finance LLC and are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. The September 30, 2013, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“Partnership’s 2013 Annual Financial Statements and Notes”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income attributable to AmeriGas Partners, L.P.	$240,103	$213,208	$375,001	$309,873
Adjust for theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(81,389)	(68,099)	(110,727)	(78,523)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$158,714	$145,109	$264,274	$231,350
Weighted average Common Units outstanding—basic (thousands)	92,883	92,830	92,867	92,827
Potentially dilutive Common Units (thousands)	51	65	73	74
Weighted average Common Units outstanding—diluted (thousands)	92,934	92,895	92,940	92,901

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2014 and 2013, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.79 and $0.66, respectively. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2014 and 2013, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $1.04 and $0.72, respectively.

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
Disclosures about Offsetting Assets and Liabilities. During the three months ended December 31, 2013, the Partnership adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet as a result of an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively for all periods presented. The required disclosures are included in Note 7 to the condensed consolidated financial statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.

4.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2014	September 30, 2013	March 31, 2013
Goodwill (not subject to amortization)	$1,934,585	$1,933,929	$1,914,827
Intangible assets:
Customer relationships and noncompete agreements	$513,716	$512,665	$505,365
Trademarks and tradenames (not subject to amortization)	82,944	82,944	91,100
Gross carrying amount	596,660	595,609	596,465
Accumulated amortization	(118,521)	(99,281)	(80,145)
Intangible assets, net	$478,139	$496,328	$516,320
We amortize customer relationship and noncompete agreement intangible assets over their estimated periods of benefit which do not exceed 15 years. Amortization expense of intangible assets was $9,610 and $19,240 and for the three and six months ended March 31, 2014 and $9,832 and $19,676 for the three and six months ended March 31, 2013. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of March 31, 2014, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2014 and the next four fiscal years is as follows: remainder of Fiscal 2014 — $19,240; Fiscal 2015 — $37,309; Fiscal 2016 — $36,018; Fiscal 2017 — $33,853; Fiscal 2018 — $32,493.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

5.	Related Party Transactions

Pursuant to the Partnership Agreement and, prior to the Merger, a management services agreement among HOLP GP, HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf. These costs, which totaled $155,414 and $150,705 for the three months ended March 31, 2014 and 2013, respectively, and $299,950 and $290,502 for six months ended March 31, 2014 and 2013, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $7,463 and $6,864, during the three months ended March 31, 2014 and 2013, respectively, and $10,957 and $10,756 during the six months ended March 31, 2014 and 2013, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $1,084 and $1,062 for the three months ended March 31, 2014 and 2013, respectively, and $2,215 and $2,626 for the six months ended March 31, 2014 and 2013, respectively.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, Inc. (“Energy Services”). In addition, the Partnership sells propane to Energy Services and certain other affiliates of UGI. Such amounts were not material during the periods presented.

6.	Commitments and Contingencies

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) had initiated an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds, and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and cooperated with subsequent requests for information. On March 27, 2014, the FTC issued an administrative complaint against the Partnership and UGI alleging that the General Partner and one of its competitors colluded in 2008 to persuade its joint customer, Walmart Stores, Inc., to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  The Partnership and UGI filed their Answer to the complaint on April 18, 2014 and believe that they have good defenses to the FTC’s claims.  We are unable to reasonably estimate the impact, if any, arising from this claim.

In addition to the matter described above, there are other pending claims and legal actions arising in the normal course of our businesses. Although we cannot predict the final results of these pending claims and legal actions, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

7.	Fair Value Measurements

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2014, September 30, 2013 and March 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2014:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$9,337	$—	$9,337
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(215)	$—	$(215)
September 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$18,252	$—	$18,252
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(135)	$—	$(135)
March 31, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$4,256	$—	$4,256
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(6,970)	$—	$(6,970)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At March 31, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,296,039 and $2,482,558, respectively. At March 31, 2013, the carrying amount and estimated fair value of our long-term debt (including

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

current maturities) were $2,320,381 and $2,504,903, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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

Disclosures about Offsetting Derivative Assets and Liabilities

Derivative assets and liabilities are presented net by counterparty on our Condensed Consolidated Balance Sheets if the right of offset exists. Our derivative financial instruments principally comprise propane over-the-counter swap and option contracts. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, contracts may be subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
March 31, 2014:
Derivative assets	$9,895	$(654)	$9,241
Derivative liabilities	$(773)	$654	$(119)

September 30, 2013:
Derivative assets	$19,621	$(1,369)	$18,252
Derivative liabilities	$(1,504)	$1,369	$(135)

March 31, 2013:
Derivative assets	$6,795	$(2,539)	$4,256
Derivative liabilities	$(9,509)	$2,539	$(6,970)

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs, which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap and option contracts. At March 31, 2014 and 2013, there were 110.0 million gallons and 121.3 million gallons, respectively, of propane hedged with over-the-counter price swap and option contracts. At March 31, 2014, the maximum period over which we are hedging propane market price risk is 18 months with a weighted average of 7 months. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility which are generally not designated as hedges for accounting purposes.
During the periods presented in the financial statements, we accounted for a significant portion of our commodity price risk contracts as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At March 31, 2014, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $11,448.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. We have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. Although we have concentrations of credit risk, the maximum amount of loss due to credit risk that we would incur if these counterparties comprising the concentration failed to perform according to the terms of their contracts was not material at March 31, 2014, based upon the fair values of such derivative instruments. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2014, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of March 31, 2014 and 2013:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2014	2013		2014	2013
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	$9,337	$4,256	Derivative financial instruments and other noncurrent liabilities	$(215)	$(6,970)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	—	—	Derivative financial instruments	—	—
Total Derivatives		$9,337	$4,256		$(215)	$(6,970)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2014 and 2013:

Three Months Ended March 31,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2014	2013	2014	2013
Cash Flow Hedges:
Propane contracts	$11,105	$(2,221)	$35,154	$(25,526)	Cost of sales - propane

	Gain (Loss)				Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2014	2013
Propane contracts	$—	$—			Cost of sales - propane

Six Months Ended March 31,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2014	2013	2014	2013
Cash Flow Hedges:
Propane contracts	$45,347	$(4,914)	$48,427	$(42,750)	Cost of sales - propane

	Gain (Loss)				Location of Gain (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2014	2013
Propane contracts	$6,930	$—			Cost of sales - propane
The amounts of derivative gains or losses representing ineffectiveness were not material for the three and six months ended March 31, 2014 and 2013.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

9.	Error in Accounting for Certain Customer Credits

During the three months ended March 31, 2013, the Partnership identified an error in its accounting for certain customer credits. The Partnership determined that the recording of propane revenues did not appropriately consider the effects of certain customer credits which were recorded when issued in a subsequent period. As a result, the Partnership changed its accounting for customer credits to record an estimate of such credits at the time propane revenues are recorded. Such estimate considers the Partnership’s history of providing credits, propane revenue activity and other factors. During the three months ended March 31, 2013, the Partnership evaluated the impact of the error on prior periods and determined that the effect was not material to the financial statements for the three or six months ended March 31, 2013, or any prior period financial statement and recorded the cumulative effect of the error in accounting for customer credits as of January 1, 2013, which decreased accounts receivable and propane revenues by $7,038 and decreased net income attributable to AmeriGas Partners, L.P. for the three and six months ended March 31, 2013, by $6,967.

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
These factors, and those factors set forth in Item 1A. Risk Factors in (i) our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 and (ii) our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended March 31, 2014 (“2014 three-month period”) with the three months ended March 31, 2013 (“2013 three-month period”) and the six months ended March 31, 2014 (“2014 six-month period”) with the six months ended March 31, 2013 (“2013 six-month period”).

AMERIGAS PARTNERS, L.P.

Executive Overview
During the 2014 three-month period, average temperatures were significantly colder than the prior-year period. Most of the United States east of the Rocky Mountains experienced significantly colder than normal winter weather.  As a result of this colder than normal winter weather, an increase in propane exports and a record volume of propane sales during the fall 2013 crop drying season which reduced propane inventories entering the winter peak heating season, the retail propane industry experienced significant logistical and infrastructure challenges caused by industry-wide storage and transportation issues principally during January and February 2014.  The logistical challenges resulted in supply shortages in certain regions of the United States and also led to significant increases in wholesale propane supply costs at a number of major supply hubs.
Net income attributable to AmeriGas Partners for the 2014 three-month period was $240.1 million compared with net income attributable to AmeriGas Partners of $213.2 million for the 2013 three-month period. Average temperatures based upon heating degree days were approximately 8.1% colder than normal and 9.7% colder than the prior-year three-month period. Most of the U.S. east of the Rocky Mountains experienced significantly colder than normal winter weather while temperatures in the western U.S. were warmer than normal. The higher net income in the current year primarily reflects modestly higher retail unit margins and the colder weather’s impact on retail propane volumes sold. The beneficial effects of the colder weather on retail volumes sold were muted, however, by wholesale supply challenges in certain regions of the U.S. caused by industry-wide storage and transportation issues exacerbated by prolonged periods of unusually cold weather. In order to assure that customers in these regions were adequately supplied, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon. Our attention on ensuring adequate supply of propane to retail customers during these periods of short supply also reduced income from ancillary sales and services. Notwithstanding expense synergies achieved from the completion of the Heritage Propane integration in Fiscal 2013, operating and administrative expenses were modestly higher in the current-year period reflecting, among other things, the higher distribution costs and higher uncollectible accounts expense. Results for the 2013 three-month period include $5.4 million of transition costs associated with Heritage Propane.
Net income attributable to AmeriGas Partners for the 2014 six-month period was $375.0 million compared with net income attributable to AmeriGas Partners of $309.9 million for the 2013 six-month period. Average temperatures based upon heating degree days during the 2014 six-month period were approximately 6.2% colder than normal and 11.5% colder than the prior-year six-month period. The higher net income primarily reflects modestly higher average retail unit margins and the colder weather’s impact on retail propane volumes sold partially offset by the impact on retail volumes sold of supply allocation measures instituted by the Partnership in certain regions experiencing supply constraints. Operating and administrative expenses were slightly higher in the current-year period reflecting, among other things, the previously mentioned higher distribution expenses and higher uncollectible accounts expense partially offset by the full benefits from the integration of Heritage Propane completed in Fiscal 2013. Results for the 2013 six-month period include $10.9 million of transition costs associated with Heritage Propane.
2014 three-month period compared with 2013 three-month period

Three Months Ended March 31,	2014	2013	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	474.9	464.4	10.5	2.3%
Wholesale	35.3	39.0	(3.7)	(9.5)%
	510.2	503.4	6.8	1.4%
Revenues:
Retail propane	$1,365.5	$1,057.0	$308.5	29.2%
Wholesale propane	55.9	41.4	14.5	35.0%
Other	72.2	77.8	(5.6)	(7.2)%
	$1,493.6	$1,176.2	$317.4	27.0%
Total margin (a)	$608.1	$563.8	$44.3	7.9%
Operating and administrative expenses	$281.3	$265.3	$16.0	6.0%
EBITDA (b)	$331.2	$303.6	$27.6	9.1%
Operating income (b)	$284.9	$257.5	$27.4	10.6%
Net income attributable to AmeriGas Partners	$240.1	$213.2	$26.9	12.6%
Degree days — % colder (warmer) than normal (c)	8.1%	(1.5)%	—	—

AMERIGAS PARTNERS, L.P.

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended March 31, 2013, includes transition expenses of $5.4 million associated with the integration of Heritage Propane.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Net income attributable to AmeriGas Partners	$240.1	$213.2
Income tax benefit	(0.1)	—
Interest expense	42.0	41.8
Depreciation	38.4	37.6
Amortization	10.8	11.0
EBITDA	$331.2	$303.6

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Retail gallons sold in the 2014 three-month period increased 2.3% from the 2013 three-month period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 8.1% colder than normal and 9.7% colder than the prior-year period. Most of the U.S. east of the Rocky Mountains experienced significantly colder than normal winter weather while temperatures in the western U.S. were warmer than normal. The beneficial effects of the colder weather on retail volumes sold, however, were muted by supply challenges in certain regions of the U.S. caused by industry-wide storage and transportation issues exacerbated by prolonged periods of unusually cold weather. In order to ensure that customers in these regions were adequately supplied during these periods of cold weather, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon. The Partnership’s attention on assuring adequate supply of propane to retail customers during these periods of short supply reduced income from ancillary sales and services.
Retail propane revenues increased $308.5 million during the 2014 three-month period reflecting the effects of higher average retail selling prices ($284.6 million), largely the result of higher propane product costs, and the higher retail volumes sold ($23.9 million). Wholesale propane revenues increased $14.5 million during the 2014 three-month period reflecting the effects of higher wholesale selling prices ($18.4 million) partially offset by the effects of lower wholesale volumes sold ($3.9 million). Average daily wholesale propane commodity prices during the 2014 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 51% higher than such prices during the prior-year three-month period. In addition, certain regions of the U.S. experienced an even greater increase in wholesale commodity prices due to supply constraints caused by industry-wide storage and transportation issues exacerbated by the unusually cold weather conditions. Total revenues from fee income and other ancillary sales and services in the 2014 three-month period were slightly lower than in the 2013 three-month period. Total cost of sales during the 2014 three-month period increased $273.1 million principally reflecting the effects of the higher average propane product costs ($246.4 million) and, to a lesser extent, the effects of the greater retail volumes sold ($12.5 million).

AMERIGAS PARTNERS, L.P.

Total margin increased $44.3 million in the 2014 three-month period principally reflecting higher retail propane total margin ($49.6 million) partially offset by lower margin from ancillary sales and services. The increase in retail propane total margin reflects modestly higher average retail propane unit margins and the increase in retail volumes sold.
EBITDA in the 2014 three-month period increased $27.6 million principally reflecting the higher total margin ($44.3 million) partially offset by higher operating and administrative expenses ($16.0 million). The increase in operating and administrative expenses reflects in large part higher distribution-related expenses associated with the higher retail volumes sold as well as higher distribution costs caused by the supply shortages in certain regions of the U.S. and greater uncollectible accounts expense. These higher distribution-related expenses were partially offset by synergies from the integration of Heritage Propane which was completed in Fiscal 2013. Operating and administrative expenses in the prior-year three-month period include $5.4 million of transition expenses associated with the integration of Heritage Propane. Operating income increased $27.4 million in the 2014 three-month period principally reflecting the higher total margin ($44.3 million) partially offset by the higher operating and administrative expenses ($16.0 million).
2014 six-month period compared with 2013 six-month period

Six Months Ended March 31,	2014	2013	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	849.0	815.1	33.9	4.2%
Wholesale	72.8	65.3	7.5	11.5%
	921.8	880.4	41.4	4.7%
Revenues:
Retail propane	$2,283.5	$1,826.6	$456.9	25.0%
Wholesale propane	108.2	68.9	39.3	57.0%
Other	147.7	157.4	(9.7)	(6.2)%
	$2,539.4	$2,052.9	$486.5	23.7%
Total margin (a)	$1,071.3	$988.4	$82.9	8.4%
Operating and administrative expenses	$518.9	$508.8	$10.1	2.0%
EBITDA (b)	$561.5	$491.4	$70.1	14.3%
Operating income (b)	$464.6	$397.4	$67.2	16.9%
Net income attributable to AmeriGas Partners	$375.0	$309.9	$65.1	21.0%
Degree days — % colder (warmer) than normal (c)	6.2%	(4.7)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the six months ended March 31, 2013, includes acquisition and transition expenses of $10.9 million associated with the integration of Heritage Propane.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA for the periods presented:

AMERIGAS PARTNERS, L.P.

	Six Months Ended March 31,
(millions of dollars)	2014	2013
Net income attributable to AmeriGas Partners	$375.0	$309.9
Income tax expense	1.4	0.6
Interest expense	83.6	83.0
Depreciation	79.9	75.9
Amortization	21.6	22.0
EBITDA	$561.5	$491.4

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

Retail gallons sold in the 2014 six-month period increased 4.2% compared with the 2013 six-month period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 6.2% colder than normal and 11.5% colder than the prior-year period principally reflecting significantly colder weather in the eastern half of the United States. The effects of the colder weather, however, were muted by supply challenges in certain regions of the U.S. experienced during the winter heating season caused by prolonged periods of unusually cold weather. In order to ensure that customers in these regions were adequately supplied during these extreme weather conditions, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon.
Retail propane revenues increased $456.9 million during the 2014 six-month period reflecting the effects of higher average retail selling prices ($381.0 million), largely the result of higher propane product costs, and the higher retail volumes sold ($75.9 million). Wholesale propane revenues increased $39.3 million during the 2014 six-month period reflecting the effects of higher wholesale selling prices ($31.4 million) and higher wholesale volumes sold ($7.9 million). Average daily wholesale propane commodity prices during the 2014 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 43% higher than such prices during the prior-year six-month period. In addition, certain regions of the U.S. experienced an even greater increase in wholesale commodity prices due to supply constraints caused by industry-wide storage and transportation issues exacerbated by the unusually cold weather conditions. Total revenues from fee income and other ancillary sales and services in the 2014 six-month period were lower than in the 2013 six-month period. Total cost of sales during the 2014 six-month period increased $403.7 million principally reflecting the effects of the higher average propane product costs ($358.6 million) and, to a lesser extent, the effects of the greater retail and wholesale volumes sold ($47.4 million).
Total margin increased $82.9 million in the 2014 six-month period principally reflecting higher retail propane total margin ($89.0 million) partially offset by lower margin from ancillary sales and services. The increase in retail propane total margin reflects modestly higher average retail propane unit margins and the increase in retail volumes sold.
EBITDA in the 2014 six-month period increased $70.1 million principally reflecting the higher total margin ($82.9 million) partially offset by higher operating and administrative expenses ($10.1 million). The increase in operating and administrative expenses reflects, among other things, higher distribution-related expenses associated with the higher retail volumes sold, higher distribution costs caused by the supply challenges in certain regions of the U.S. during the second quarter of Fiscal 2014, and higher uncollectible accounts and general insurance expenses. These increases were partially offset by expense synergies from the integration of Heritage Propane completed in Fiscal 2013. Operating and administrative expenses in the prior-year six-month period include $10.9 million of transition expenses associated with the integration of Heritage Propane. Operating income increased $67.2 million in the 2014 six-month period principally reflecting the higher total margin ($82.9 million) partially offset by the slightly higher operating and administrative expenses ($10.1 million).
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at March 31, 2014, totaled $2,494.0 million (including current maturities of long-term debt of $9.8 million and bank loans of $198.0 million). The Partnership’s debt outstanding at September 30, 2013, totaled $2,417.0 million (including current maturities of long-term debt of $12.0 million and bank loans of $116.9 million). Total long-term debt outstanding at March 31, 2014, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes and $45.2 million of other long-term debt.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. AmeriGas OLP has a $525 million unsecured credit agreement (“Credit Agreement”) which expires October 2016.

AMERIGAS PARTNERS, L.P.

At March 31, 2014, there were $198.0 million of borrowings outstanding under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amount available for borrowings, totaled $64.7 million at March 31, 2014. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2014 six-month period were $203.4 million and $320 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement during the 2013 six-month period were $118.1 million and $200.5 million, respectively. At March 31, 2014, the Partnership’s available borrowing capacity under the Credit Agreement was $262.3 million.
The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and bank loan borrowings available under the AmeriGas Credit Agreement to meet its anticipated contractual and projected cash commitments.

On April 28, 2014, the General Partner’s Board of Directors approved a quarterly distribution of $0.88 per Common Unit, equal to an annual rate of $3.52. This distribution is a 4.8% increase from the previous quarterly rate of $0.84 per Common Unit. The new quarterly rate is effective with the distribution payable on May 19, 2014, to unitholders of record on May 9, 2014. During the six months ended March 31, 2014, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.84 per Common Unit for the quarters ended December 31, 2013, and September 30, 2013.

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
Cash flow provided by operating activities was $167.3 million in the 2014 six-month period compared to $215.2 million in the 2013 six-month period. Cash flow from operating activities before changes in operating working capital was $511.1 million in the 2014 six-month period compared with $422.5 million in the prior-year period largely reflecting the beneficial impact of colder weather on our operating results. Cash used to fund changes in operating working capital was $343.8 million in the 2014 six-month period compared to cash used to fund changes in working capital of $207.4 million in the 2013 six-month period. The increase in cash used to fund changes in working capital in the 2014 six-month period largely reflects greater cash needed to fund increased 2014 six-month period sales of propane, principally changes in accounts receivable and inventories.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $46.4 million in the 2014 six-month period compared with $51.2 million in the prior-year period. The Partnership spent $51.0 million for property, plant and equipment (comprising $30.4 million of maintenance capital expenditures and $20.6 million of growth capital expenditures) in the 2014 six-month period compared with $54.4 million (comprising $21.3 million of maintenance capital expenditures, $11.0 million of of capital expenditures associated with Heritage Propane integration activities and $22.1 million of growth capital expenditures) in the 2013 six-month period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $95.0 million in the 2014 six-month period compared with cash used of $100.9 million in the prior-year period. Distributions in the 2014 six-month period totaled $168.5 million compared with $158.6 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2014, was a gain of $9.1 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $11.6 million.
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

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) had initiated an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds, and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and cooperated with subsequent requests for information. On March 27, 2014, the FTC issued an administrative complaint against the Partnership and UGI alleging that the General Partner and one of its competitors colluded in 2008 to persuade its joint customer, Walmart Stores, Inc., to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  The Partnership and UGI filed their Answer to the complaint on April 18, 2014 and believe that they have good defenses to the FTC’s claims.

ITEM 1A.	RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Alerian) for Employees, dated January 1, 2014.

10.2	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Employees, dated January 1, 2014.

10.3	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Directors, dated January 8, 2014.

10.4	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective November 22, 2013.

10.5	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective November 22, 2013.

10.6	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter, dated January 16, 2014.

10.7	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Grady dated February 24, 2014, as Amended and Restated.

10.8	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Alerian) for Mr. Grady, dated January 1, 2014.
10.9	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Mr. Grady, dated January 1, 2014.

AMERIGAS PARTNERS, L.P.

10.10	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3

10.11	UGI Corporation 2009 Supplemental Executive Retirement Plan for New	UGI	Form 10-Q (3/31/14)	10.4

10.12	UGI Corporation 2009 Deferral Plan, as Amended and Restated Effective	UGI	Form 10-Q (3/31/14)	10.5

10.13	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2014.	UGI	Form 10-Q (3/31/14)	10.6

10.14	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.7

10.15	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2014.	UGI	Form 10-Q (3/31/14)	10.8

10.16	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.9

10.17	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.10

10.18	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated February 24, 2014, as Amended and Restated.	UGI	Form 10-Q (3/31/14)	10.13

10.19	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.14

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	May 9, 2014	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	May 9, 2014	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

10.1	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Alerian) for Employees dated January 1, 2014.

10.2	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Employees dated January 1, 2014.

10.3	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Directors, dated January 8, 2014.

10.4	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective November 22, 2013.

10.5	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective November 22, 2013.

10.6	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter, dated January 16, 2014.

10.7	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Grady dated February 24, 2014, as Amended and Restated.

10.8	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Alerian) for Mr. Grady, dated January 1, 2014.

10.9	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Mr. Grady, dated January 1, 2014.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase