Form 10-Q
period 2014-06-30
AMERIGAS PARTNERS LP
filed 2014-08-07
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2014, there were 92,866,796 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2014	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,655	$12,635	$16,533
Accounts receivable (less allowances for doubtful accounts of $22,880, $18,552 and $23,510, respectively)	311,873	290,701	298,558
Accounts receivable - related parties	1,821	1,509	1,234
Inventories	148,881	158,928	142,406
Derivative financial instruments	4,181	18,036	424
Prepaid expenses and other current assets	11,314	18,883	10,045
Total current assets	492,725	500,692	469,200
Property, plant and equipment (less accumulated depreciation and amortization of $1,280,164, $1,231,688 and $1,194,133, respectively)	1,389,832	1,437,514	1,456,055
Goodwill	1,934,581	1,933,929	1,924,820
Intangible assets, net	468,543	496,328	497,648
Other assets	44,251	41,383	40,487
Total assets	$4,329,932	$4,409,846	$4,388,210
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$9,700	$12,014	$10,006
Bank loans	92,500	116,900	80,000
Accounts payable - trade	138,086	170,705	127,497
Accounts payable - related parties	537	1,071	1,518
Customer deposits and advances	57,426	128,122	80,194
Derivative financial instruments	238	135	13,573
Other current liabilities	162,533	188,027	164,020
Total current liabilities	461,020	616,974	476,808
Long-term debt	2,285,128	2,288,097	2,293,199
Other noncurrent liabilities	85,772	80,638	87,331
Total liabilities	2,831,920	2,985,709	2,857,338
Commitments and contingencies (note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,866,796, 92,824,539 and 92,821,523, respectively)	1,434,093	1,354,187	1,490,680
General partner	16,751	15,930	17,310
Accumulated other comprehensive income (loss)	7,604	14,986	(16,959)
Total AmeriGas Partners, L.P. partners’ capital	1,458,448	1,385,103	1,491,031
Noncontrolling interest	39,564	39,034	39,841
Total partners’ capital	1,498,012	1,424,137	1,530,872
Total liabilities and partners’ capital	$4,329,932	$4,409,846	$4,388,210

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Propane	$549,976	$518,361	$2,941,701	$2,413,802
Other	63,261	63,358	210,985	220,771
	613,237	581,719	3,152,686	2,634,573
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	320,839	283,037	1,750,500	1,306,728
Cost of sales - other (excluding depreciation shown below)	22,822	22,657	61,336	63,460
Operating and administrative expenses	225,141	224,452	744,007	733,267
Depreciation	37,069	41,738	116,925	117,668
Amortization	10,788	10,775	32,411	32,825
Other income, net	(7,848)	(7,579)	(21,534)	(23,385)
	608,811	575,080	2,683,645	2,230,563
Operating income	4,426	6,639	469,041	404,010
Interest expense	(41,328)	(41,247)	(124,964)	(124,219)
(Loss) income before income taxes	(36,902)	(34,608)	344,077	279,791
Income tax (expense) benefit	(847)	59	(2,204)	(516)
Net (loss) income	(37,749)	(34,549)	341,873	279,275
Less: net income attributable to noncontrolling interest	(12)	(46)	(4,633)	(3,997)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(37,761)	$(34,595)	$337,240	$275,278

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$6,155	$5,045	$20,689	$16,648
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(43,916)	$(39,640)	$316,551	$258,630
(Loss) income per limited partner unit - basic and diluted:
Basic	$(0.47)	$(0.43)	$3.04	$2.70
Diluted	$(0.47)	$(0.43)	$3.04	$2.70
Average limited partner units outstanding (thousands):
Basic	92,888	92,838	92,873	92,830
Diluted	92,888	92,838	92,941	92,904
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(37,749)	$(34,549)	$341,873	$279,275
Other comprehensive income (loss):
Net gains (losses) on derivative instruments	884	(19,434)	46,231	(24,348)
Reclassifications of net (gains) losses on derivative instruments	(5,258)	8,479	(53,685)	51,229
Other comprehensive (loss) income	(4,374)	(10,955)	(7,454)	26,881
Total comprehensive (loss) income	(42,123)	(45,504)	334,419	306,156
Add comprehensive loss (deduct comprehensive income) attributable to noncontrolling interest	32	65	(4,561)	(4,268)
Comprehensive (loss) income attributable to AmeriGas Partners, L.P.	$(42,091)	$(45,439)	$329,858	$301,888
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$341,873	$279,275
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	149,336	150,493
Provision for uncollectible accounts	23,254	12,045
Other, net	4,293	3,038
Net change in:
Accounts receivable	(44,642)	(46,531)
Inventories	10,111	21,358
Accounts payable	(33,132)	(43,423)
Other current assets	6,274	9,472
Other current liabilities	(94,176)	(113,348)
Net cash provided by operating activities	363,191	272,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(80,291)	(80,736)
Proceeds from disposals of assets	12,572	5,891
Acquisitions of businesses, net of cash acquired	(1,933)	(1,045)
Net cash used by investing activities	(69,652)	(75,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(257,597)	(242,795)
Noncontrolling interest activity	(4,031)	(3,879)
(Decrease) increase in bank loans	(24,400)	30,100
Repayments of long-term debt	(5,662)	(24,806)
Proceeds associated with equity-based compensation plans, net of tax withheld	146	1,312
Capital contributions from General Partner	25	10
Net cash used by financing activities	(291,519)	(240,058)
Cash and cash equivalents increase (decrease)	$2,020	$(43,569)
CASH AND CASH EQUIVALENTS:
End of period	$14,655	$16,533
Beginning of period	12,635	60,102
Increase (decrease)	$2,020	$(43,569)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2014:
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137
Net income		316,551	20,689		337,240	4,633	341,873
Net gains on derivative instruments				45,761	45,761	470	46,231
Reclassification of net gains on derivative instruments				(53,143)	(53,143)	(542)	(53,685)
Distributions		(237,704)	(19,893)		(257,597)	(4,031)	(261,628)
Unit-based compensation expense		2,002			2,002		2,002
Common Units issued in connection with incentive compensation plans, net of tax withheld	42,257	(943)	25		(918)		(918)
Balance June 30, 2014	92,866,796	$1,434,093	$16,751	$7,604	$1,458,448	$39,564	$1,498,012

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive loss	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2013:
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560
Net income		258,630	16,648		275,278	3,997	279,275
Net losses on derivative instruments				(24,102)	(24,102)	(246)	(24,348)
Reclassification of net losses on derivative instruments				50,712	50,712	517	51,229
Distributions		(226,472)	(16,323)		(242,795)	(3,879)	(246,674)
Unit-based compensation expense		2,996			2,996		2,996
Common Units issued in connection with incentive compensation plans, net of tax withheld	20,176	(176)	10		(166)		(166)
Balance June 30, 2013	92,821,523	$1,490,680	$17,310	$(16,959)	$1,491,031	$39,841	$1,530,872
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
At June 30, 2014, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership) also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding at June 30, 2014, comprise 69,109,914 publicly held Common Units of which 4,367,362 Common Units are held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP’s propane operations (the “Heritage Acquisition”). The Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP. In January 2014 and June 2014, ETP sold 9,200,000 and 8,500,000, respectively, of the Common Units it held in underwritten public offerings, pursuant to its registration rights in its unitholder agreement. AmeriGas Partners did not receive any proceeds from either sale of Common Units by ETP.
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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“the Partnership’s 2013 Annual Financial Statements and Notes”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income attributable to AmeriGas Partners, L.P.	$(37,761)	$(34,595)	$337,240	$275,278
Adjust for general partner share and theoretical distributions of net income (loss) attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(6,155)	(5,045)	(54,601)	(24,195)
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$(43,916)	$(39,640)	$282,639	$251,083
Weighted average Common Units outstanding—basic (thousands)	92,888	92,838	92,873	92,830
Potentially dilutive Common Units (thousands)	—	—	68	74
Weighted average Common Units outstanding—diluted (thousands)	92,888	92,838	92,941	92,904
Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2014 and 2013, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.37 and $0.08, respectively. There was no dilutive effect based on the computation of income (loss) per limited partner unit in accordance with the two-class method for the three months ended June 30, 2014 and 2013.
Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Comprehensive Income. Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income. For information regarding the amounts and line items on the Condensed Consolidated Statements of Operations associated with reclassifications from accumulated other comprehensive income (“AOCI”), see Note 8.
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

3.     Accounting Changes

Adoption of New Accounting Standards

Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. Beginning in Fiscal 2014, the Partnership adopted new accounting guidance regarding disclosures for items reclassified out of AOCI. The disclosures required by the new accounting guidance are included in the notes to the condensed consolidated financial statements. The new disclosures are applied prospectively. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Disclosures about Offsetting Assets and Liabilities. Effective October 1, 2013, the Partnership adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet as a result of an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively for all periods presented. The required disclosures are included in Note 7 to the condensed consolidated financial statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Accounting Standards Not Yet Adopted
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition,” and most industry-specific guidance included in the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Partnership beginning in fiscal 2018 and allows for either full retrospective adoption or modified retrospective adoption. The Partnership’s management is in the process of assessing the impact of the adoption of ASU 2014-09 on its results of operations, cash flows and financial position.
Discontinued Operations. In April 2014, the FASB issued authoritative guidance amending existing requirements for reporting discontinued operations.  Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Partnership will adopt this standard on October 1, 2015.  Due to the change in requirements for reporting discontinued operations described above, presentation and disclosure of future disposal transactions after adoption may be different than under current standards.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

4.	Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2014	September 30, 2013	June 30, 2013
Goodwill (not subject to amortization)	$1,934,581	$1,933,929	$1,924,820
Intangible assets:
Customer relationships and noncompete agreements	$513,716	$512,665	$505,580
Trademarks and tradenames (not subject to amortization)	82,944	82,944	81,800
Gross carrying amount	596,660	595,609	587,380
Accumulated amortization	(128,117)	(99,281)	(89,732)
Intangible assets, net	$468,543	$496,328	$497,648
We amortize customer relationship and noncompete agreement intangible assets over their estimated periods of benefit which do not exceed 15 years. Amortization expense of intangible assets was $9,596 and $28,836 for the three and nine months ended June 30, 2014, respectively, and $9,585 and $29,261 for the three and nine months ended June 30, 2013, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Operations. As of June 30, 2014, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2014 and the next four fiscal years is as follows: remainder of Fiscal 2014 — $9,596; Fiscal 2015 — $37,309; Fiscal 2016 — $36,018; Fiscal 2017 — $33,853; Fiscal 2018 — $32,493.

5.	Related Party Transactions

Pursuant to the Partnership Agreement and, prior to the Merger, a management services agreement among HOLP GP, HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf. These costs, which totaled $129,799 and $130,079 for the three months ended June 30, 2014 and 2013, respectively, and $429,750 and $420,581 for nine months ended June 30, 2014 and 2013, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $4,322 and $4,218, during the three months ended June 30, 2014 and 2013, respectively, and $15,280 and $14,974 during the nine months ended June 30, 2014 and 2013, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $976 and $872 for the three months ended June 30, 2014 and 2013, respectively, and $3,191 and $3,498 for the nine months ended June 30, 2014 and 2013, respectively.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC. (“Energy Services”). In addition, the Partnership sells propane to Energy Services and certain other affiliates of UGI. Such amounts were not material during the periods presented.

6.	Commitments and Contingencies

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) had initiated an antitrust and consumer protection investigation into certain practices of the Partnership relating to the filling of portable propane cylinders. On

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds, and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and cooperated with subsequent requests for information. On March 27, 2014, the FTC issued an administrative complaint against the Partnership and UGI alleging that the General Partner and one of its competitors colluded in 2008 to persuade its common customer, Walmart Stores, Inc., to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  The Partnership and UGI filed their Answer to the complaint on April 18, 2014, and believe that they have good defenses to the FTC’s claims.  We are unable to reasonably estimate the impact, if any, arising from this claim.
Purported Class Action Lawsuits.  Following the issuance of the FTC’s administrative complaint described above, more than 25 class action lawsuits have been filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege that the Partnership and its competitor colluded in 2008 to reduce the fill level and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble  damages,  injunctive  relief, attorneys’ fees and costs on behalf of the putative classes.  We believe these lawsuits will eventually be consolidated by a multidistrict litigation panel.  We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.
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

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of June 30, 2014, September 30, 2013 and June 30, 2013:

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
June 30, 2014:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$4,862	$—	$4,862
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(238)	$—	$(238)
September 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$18,252	$—	$18,252
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(135)	$—	$(135)
June 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$424	$—	$424
Liabilities:
Derivative financial instruments:
Commodity contracts	$—	$(15,224)	$—	$(15,224)

The fair values of our non-exchange-traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity.
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At June 30, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,294,828 and $2,495,680, respectively. At June 30, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,303,205 and $2,366,116, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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
In general, most of our over-the-counter transactions are subject to collateral requirements. Cash collateral paid by us to our derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on our Condensed Consolidated Balance Sheets with our derivative counterparties are not included in the tables below but would reduce our net exposure to such counterparties because they are subject to master netting or similar arrangements.

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
June 30, 2014:
Derivative assets	$8,068	$(3,206)	$4,862
Derivative liabilities	$(3,444)	$3,206	$(238)

September 30, 2013:
Derivative assets	$19,621	$(1,369)	$18,252
Derivative liabilities	$(1,504)	$1,369	$(135)

June 30, 2013:
Derivative assets	$424	$—	$424
Derivative liabilities	$(15,224)	$—	$(15,224)

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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs, which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap and option contracts. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility. At June 30, 2014 and 2013, total volumes associated with LPG commodity derivative instruments totaled 210.3 million gallons and 177.8 million gallons, respectively. At June 30, 2014, for those LPG commodity derivative instruments accounted for as cash flow hedges, the maximum period over which we are hedging propane market price risk is 24 months with a weighted average of 7 months.
During the periods presented in the financial statements, we accounted for a significant portion of our commodity price risk contracts as cash flow hedges. Effective April 1, 2014, the Partnership determined that on a prospective basis it would not

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

elect cash flow hedge accounting for its commodity derivative transactions. All unrealized and realized gains and losses on the Partnership’s derivative commodity transactions entered into beginning April 1, 2014, are included as a component of cost of sales on the Condensed Consolidated Statements of Operations. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and noncontrolling interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. At June 30, 2014, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $4,772.
Derivative Financial Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally consist of major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. We have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. Although we have concentrations of credit risk, the maximum amount of loss due to credit risk that we would incur if these counterparties comprising the concentration failed to perform according to the terms of their contracts was not material at June 30, 2014, based upon the fair values of such derivative instruments. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2014, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of June 30, 2014 and 2013:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2014	2013		2014	2013
Derivatives Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments and other assets	$6,378	$424	Derivative financial instruments and other noncurrent liabilities	$—	$(15,224)
Derivatives Not Designated as Hedging Instruments:
Propane contracts	Derivative financial instruments	313	—	Derivative financial instruments	(2,067)	—
Amounts above offset in the Balance Sheet		(1,829)	—		1,829	—
Total Derivatives		$4,862	$424		$(238)	$(15,224)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2014 and 2013:

Three Months Ended June 30,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2014	2013	2014	2013
Cash Flow Hedges:
Propane contracts	$884	$(19,434)	$5,258	$(8,479)	Cost of sales - propane

	(Loss)				Location of (Loss) Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2014	2013
Propane contracts	$(2,006)	$—			Cost of sales - propane

Nine Months Ended June 30,
	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2014	2013	2014	2013
Cash Flow Hedges:
Propane contracts	$46,231	$(24,348)	$53,685	$(51,229)	Cost of sales - propane

	Gain				Location of Gain Recognized in Income
	Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2014	2013
Propane contracts	$4,924	$—			Cost of sales - propane
The amounts of derivative gains or losses representing ineffectiveness were not material for the three and nine months ended June 30, 2014 and 2013.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

9.	Error in Accounting for Certain Customer Credits

During the three months ended March 31, 2013, the Partnership identified an error in its accounting for certain customer credits. The Partnership determined that the recording of propane revenues did not appropriately consider the effects of certain customer credits which were recorded when issued in a subsequent period. As a result, the Partnership changed its accounting for customer credits to record an estimate of such credits at the time propane revenues are recorded. Such estimate considers the Partnership’s history of providing credits, propane revenue activity and other factors. During the three months ended March 31, 2013, the Partnership evaluated the impact of the error on prior periods and determined that the effect was not material to the financial statements for the three or six months ended March 31, 2013, or any prior period financial statement and recorded the cumulative effect of the error in accounting for customer credits as of January 1, 2013. If the Partnership had corrected the error in accounting for customer credits for periods prior to Fiscal 2013, net income attributable to AmeriGas Partners, L.P. for the nine months ended June 30, 2013, would have increased by approximately $4,200.

10.	Debt

In June 2014, AmeriGas OLP entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Agreement”) with a group of banks which provides for borrowings up to $525 (including a sublimit of $125 for letters of credit). The Amended and Restated Credit Agreement amends and restates AmeriGas OLP’s prior Credit Agreement entered into with a group of banks in June 2011, as amended from time to time. The Amended and Restated Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Amended and Restated Credit Agreement, plus a margin. The Amended and Restated Credit Agreement reduces the applicable margin on base rate borrowings to a range of 0.5% to 1.5% (from a range of 0.75% to 1.75% previously); reduces the applicable margin on Eurodollar Rate borrowings to a range of 1.5% to 2.5% (from a range of 1.75% to 2.75% previously); and reduces the facility fee to a range of 0.3% to 0.45% (from a range of 0.3% to 0.5% previously). The aforementioned margins and facility fees are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement expires on June 18, 2019.
The Amended and Restated Credit Agreement restricts the incurrence of additional indebtedness and also restricts certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The Credit Agreement requires that AmeriGas OLP and AmeriGas Partners maintain ratios of total indebtedness to EBITDA, as defined, below certain thresholds. In addition, the Partnership must maintain a minimum ratio of EBITDA to interest expense, as defined and as calculated on a rolling four-quarter basis. Generally, as long as no default exists or would result therefrom, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.

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

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare the Partnership’s results of operations for the three months ended June 30, 2014 (“2014 three-month period”) with the three months ended June 30, 2013 (“2013 three-month period”) and the nine months ended June 30, 2014 (“2014 nine-month period”) with the nine months ended June 30, 2013 (“2013 nine-month period”).
Executive Overview
Net loss attributable to AmeriGas Partners for the 2014 three-month period was $37.8 million compared with net loss attributable to AmeriGas Partners for the 2013 three-month period of $34.6 million. Average temperatures based upon heating degree days during the 2014 three-month period were 9.3% warmer than normal compared with temperatures that were approximately normal in the prior-year three-month period. Results in the prior-year three-month period include $9.9 million of transition expenses associated with Heritage Propane acquired in January 2012.
Net income attributable to AmeriGas Partners for the 2014 nine-month period was $337.2 million compared with net income attributable to AmeriGas Partners of $275.3 million for the 2013 nine-month period. Average temperatures based upon heating degree days during the 2014 nine-month period were approximately 4.3% colder than normal and 8.7% colder than the prior-year nine-month period. Most of the U.S. east of the Rocky Mountains experienced significantly colder than normal winter weather while temperatures in the western U.S. were warmer than normal. The higher net income in the current year primarily reflects modestly higher retail unit margins and the colder weather’s impact on retail propane volumes sold. The beneficial effects of the colder weather on retail volumes sold were muted, however, by wholesale supply challenges in certain regions of the U.S. caused by industry-wide storage and transportation issues exacerbated by prolonged periods of unusually cold winter weather. In order to assure that customers in these regions were adequately supplied, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon. Our attention on ensuring adequate supply of propane

AMERIGAS PARTNERS, L.P.

to retail customers during these periods of short supply also reduced income from ancillary sales and services. Notwithstanding expense synergies achieved from the completion of the Heritage Propane integration in Fiscal 2013, operating and administrative expenses were modestly higher in the current-year period reflecting, among other things, higher distribution costs and higher uncollectible accounts expense. Results in the prior-year nine-month period include $20.7 million of transition expenses associated with Heritage Propane.
Effective April 1, 2014, we determined on a prospective basis that we would no longer elect cash flow hedge accounting for commodity derivative contracts. As a result, all gains or losses from changes in the fair values of commodity derivative contracts entered into beginning April 1, 2014, are required, under GAAP, to be included in the statement of operations. The Partnership records such gains and losses in propane cost of sales. The Partnership’s non-GAAP measure “Adjusted EBITDA” excludes, among other things, the effects of changes in fair values of commodity derivative instruments entered into beginning April 1, 2014, not associated with current period transactions.
2014 three-month period compared with 2013 three-month period

Three Months Ended June 30,	2014	2013	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	215.6	224.7	(9.1)	(4.0)%
Wholesale	10.1	16.6	(6.5)	(39.2)%
	225.7	241.3	(15.6)	(6.5)%
Revenues:
Retail propane	$537.5	$500.9	$36.6	7.3%
Wholesale propane	12.4	17.5	(5.1)	(29.1)%
Other	63.3	63.3	—	—%
	$613.2	$581.7	$31.5	5.4%
Total margin (a) (b)	$269.6	$276.0	$(6.4)	(2.3)%
Operating and administrative expenses	$225.1	$224.5	$0.6	0.3%
EBITDA (b) (c)	$52.3	$59.1	$(6.8)	(11.5)%
Adjusted EBITDA (c)	$55.1	$69.0	$(13.9)	(20.1)%
Operating income (b)	$4.4	$6.6	$(2.2)	(33.3)%
Net loss attributable to AmeriGas Partners (b)	$(37.8)	$(34.6)	$3.2	9.2%
Degree days — % colder (warmer) than normal (d)	(9.3)%	0.5%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Total margin, EBITDA, operating income and net loss attributable to AmeriGas Partners for the 2014 three-month period include the impact of net losses of $2.8 million on unsettled commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions.

(c)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income (loss) attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the three months ended June 30, 2013, includes $9.9 million of transition expenses associated with the integration of Heritage Propane acquired in January 2012.

AMERIGAS PARTNERS, L.P.

Adjusted EBITDA is a non-GAAP financial measure. Management believes the presentation of this measure provides useful information to investors to more effectively evaluate the period-over-period results of operations of the Partnership. Management uses Adjusted EBITDA to exclude from AmeriGas Partners’ EBITDA unrealized and realized gains and losses on commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions and other gains and losses that competitors do not necessarily have to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. Adjusted EBITDA is not comparable to measures used by other entities and should only be considered in conjunction with net income (loss) attributable to AmeriGas Partners.

The following table includes reconciliations of net loss attributable to AmeriGas Partners to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,
(millions of dollars)	2014	2013
Net loss attributable to AmeriGas Partners	$(37.8)	$(34.6)
Income tax expense	0.9	—
Interest expense	41.3	41.2
Depreciation	37.1	41.7
Amortization	10.8	10.8
EBITDA	52.3	59.1
Heritage transition expenses	—	9.9
Net losses on commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions	2.8	—
Adjusted EBITDA	$55.1	$69.0

(d)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Retail gallons sold in the 2014 three-month period decreased 4.0% from the 2013 three-month period reflecting, among other things, average temperatures based upon heating degree days that were significantly warmer than normal and the prior year. Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2014 three-month period averaged approximately 9.3% warmer than normal while temperatures in the prior-year period averaged approximately 0.5% colder than normal.
Retail propane revenues increased $36.6 million during the 2014 three-month period reflecting the effects of higher average retail selling prices ($56.9 million) which were the result of higher propane product costs partially offset by the lower retail volumes sold ($20.3 million). Wholesale propane revenues decreased $5.1 million for the 2014 three-month period on lower wholesale sales. Average daily wholesale propane commodity prices during the 2014 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 16% higher than such prices during the prior-year three-month period. Total revenues from fee income and other ancillary sales and services in the 2014 three-month period were the same as the prior-year period. Total cost of sales increased $38.0 million during the 2014 three-month period principally reflecting the effects on retail propane cost of sales of higher average propane product costs ($50.7 million) partially offset by effects of the lower retail volumes sold ($10.8 million) and the lower wholesale sales.

Total margin decreased $6.4 million in the 2014 three-month period principally reflecting lower retail propane total margin ($3.4 million) and a $2.8 million loss on unsettled commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions. As previously mentioned, effective April 1, 2014, we determined, on a prospective basis that we would no longer elect cash flow hedge accounting for commodity derivative contracts. As a result, all gains or losses from changes in the fair values of commodity derivative contracts entered into beginning April 1, 2014, are required, under GAAP, to be included in the income statement. We records such gains and losses in propane cost of sales. The decrease in retail propane total margin reflects the effects of the decrease in retail volumes sold partially offset by modestly higher average retail propane unit margins.

EBITDA in the 2014 three-month period decreased $6.8 million principally reflecting the lower total margin ($6.4 million) and slightly higher operating and administrative expenses ($0.6 million) including the impact of $9.9 million of Heritage propane

AMERIGAS PARTNERS, L.P.

transition expenses in the prior-year period. Adjusted EBITDA in the 2014 three-month period decreased $13.9 million from the prior-year period principally reflecting a $10.5 million increase in operating and administrative expenses excluding the impact of $9.9 million of Heritage transition expenses recorded in the prior-year period. The increase in operating and administrative expenses excluding the effects of the Heritage transition expenses in the prior-year period principally reflects higher payroll and benefits, general insurance, vehicle repair and maintenance and advertising expenses. Operating income in the 2014 three-month period declined $2.2 milion reflecting the $6.8 million decrease in EBITDA offset in large part by lower depreciation expense.
2014 nine-month period compared with 2013 nine-month period

Nine Months Ended June 30,	2014	2013	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	1,064.6	1,039.8	24.8	2.4%
Wholesale	82.9	81.9	1.0	1.2%
	1,147.5	1,121.7	25.8	2.3%
Revenues:
Retail propane	$2,821.1	$2,327.4	$493.7	21.2%
Wholesale propane	120.6	86.4	34.2	39.6%
Other	211.0	220.8	(9.8)	(4.4)%
	$3,152.7	$2,634.6	$518.1	19.7%
Total margin (a) (b)	$1,340.9	$1,264.4	$76.5	6.1%
Operating and administrative expenses	$744.0	$733.3	$10.7	1.5%
EBITDA (b) (c)	$613.7	$550.5	$63.2	11.5%
Adjusted EBITDA (c)	$616.5	$571.2	$45.3	7.9%
Operating income (b)	$469.0	$404.0	$65.0	16.1%
Net income attributable to AmeriGas Partners (b)	$337.2	$275.3	$61.9	22.5%
Degree days — % colder (warmer) than normal (d)	4.3%	(4.1)%	—	—

(a)	Total margin represents total revenues less cost of sales – propane and cost of sales – other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2014 nine-month period include the impact of net losses of $2.8 million on unsettled commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions.

(c)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment. EBITDA for the nine months ended June 30, 2013, includes $20.7 million of transition expenses associated with the integration of Heritage Propane.

Adjusted EBITDA is a non-GAAP financial measure. Management believes the presentation of this measure provides useful information to investors to more effectively evaluate the period-over-period results of operations of the Partnership. Management uses Adjusted EBITDA to exclude from AmeriGas Partners’ EBITDA unrealized and realized gains and losses on commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions and other gains and losses that competitors do not necessarily have to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. Adjusted EBITDA is not comparable

AMERIGAS PARTNERS, L.P.

to measures used by other entities and should only be considered in conjunction with net income (loss) attributable to AmeriGas Partners.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA and Adjusted EBITDA for the periods presented:

	Nine Months Ended June 30,
(millions of dollars)	2014	2013
Net income attributable to AmeriGas Partners	$337.2	$275.3
Income tax expense	2.2	0.5
Interest expense	125.0	124.2
Depreciation	116.9	117.7
Amortization	32.4	32.8
EBITDA	613.7	550.5
Heritage transition expenses	—	20.7
Net losses on commodity derivative instruments entered into beginning April 1, 2014 not associated with current-period transactions	2.8	—
Adjusted EBITDA	$616.5	$571.2

(d)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

Retail gallons sold in the 2014 nine-month period increased 2.4% compared with the 2013 nine-month period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 4.3% colder than normal and 8.7% colder than the prior-year period principally reflecting significantly colder winter weather in the eastern half of the United States. The effects on retail gallons sold of the colder winter weather, however, were muted by supply challenges in certain regions of the U.S. experienced during the heating season caused by prolonged periods of unusually cold winter weather. In order to ensure that customers in these regions were adequately supplied during these extreme weather conditions, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon.
Retail propane revenues increased $493.7 million during the 2014 nine-month period reflecting the effects of higher average retail selling prices ($438.1 million), largely the result of higher propane product costs, and the higher retail volumes sold ($55.6 million). Wholesale propane revenues increased $34.2 million during the 2014 nine-month period reflecting the effects of higher wholesale selling prices ($33.1 million) and higher wholesale volumes sold ($1.1 million). Average daily wholesale propane commodity prices during the 2014 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 34% higher than such prices during the prior-year nine-month period. In addition, certain regions of the U.S. experienced an even greater increase in wholesale commodity prices due to supply constraints caused by industry-wide storage and transportation issues exacerbated by the unusually cold winter weather conditions. Total revenues from fee income and other ancillary sales and services in the 2014 nine-month period were lower than in the 2013 nine-month period. Total cost of sales during the 2014 nine-month period increased $441.6 million principally reflecting the effects of the higher average propane product costs ($413.7 million) and, to a lesser extent, the effects of the greater retail and wholesale volumes sold ($30.1 million).

Total margin increased $76.5 million in the 2014 nine-month period principally reflecting higher retail propane total margin ($85.8 million) partially offset by lower margin from ancillary sales and services ($7.7 million) and a $2.8 million loss on unsettled commodity derivative instruments. The increase in retail propane total margin reflects modestly higher average retail propane unit margins and the increase in retail volumes sold.

EBITDA in the 2014 nine-month period increased $63.2 million principally reflecting the higher total margin ($76.5 million) partially offset by slightly higher operating and administrative expenses including the impact of $20.7 million of Heritage Propane transition expenses in the prior-year period. Adjusted EBITDA in the 2014 nine-month period increased $45.3 million from the prior-year period principally reflecting the $76.5 million increase in total margin partially offset by a $31.4 million increase in operating and administrative expenses excluding the impact of $20.7 million of Heritage Propane transition expenses recorded in the prior-year period. The increase in operating and administrative expenses excluding the effects of the Heritage Propane transition expenses in the prior-year period reflects, among other things, higher distribution-related expenses associated with the higher retail volumes sold, higher distribution costs caused by the supply challenges in certain regions of the U.S. during the second quarter of Fiscal 2014, and higher uncollectible accounts expense ($11.2 million). These increases were partially offset by expense synergies from the integration of Heritage Propane which was completed in Fiscal 2013. Operating income increased $65.0 million

AMERIGAS PARTNERS, L.P.

in the 2014 nine-month period principally reflecting the higher total margin ($76.5 million) partially offset by the slightly higher operating and administrative expenses ($10.7 million).
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Partnership’s debt outstanding at June 30, 2014, totaled $2,387.3 million (including current maturities of long-term debt of $9.7 million and bank loans of $92.5 million). The Partnership’s debt outstanding at September 30, 2013, totaled $2,417.0 million (including current maturities of long-term debt of $12.0 million and bank loans of $116.9 million). Total long-term debt outstanding at June 30, 2014, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes and $44.0 million of other long-term debt.
AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In June 2014, AmeriGas OLP entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Agreement”) with a group of banks which provides for borrowings up to $525 million (including a sublimit of $125 million for letters of credit). The Amended and Restated Credit Agreement amends and restates AmeriGas OLP’s prior Credit Agreement entered into with a group of banks in June 2011, as amended from time to time. Among other things, the Amended and Restated Credit Agreement reduces the applicable margin on base rate and Eurodollar borrowings and reduces the facility fee. The aforementioned margins and facility fee are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (as defined) which amount excludes, among other things, unrealized gains and losses on economic hedge transactions. The Amended and Restated Credit Agreement expires on June 18, 2019. For further information on the Amended and Restated Credit Agreement, see Note 10 to condensed consolidated financial statements.
At June 30, 2014, there were $92.5 million of borrowings outstanding under the Amended and Restated Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Amended and Restated Credit Agreement, which reduce the amount available for borrowings, totaled $64.7 million at June 30, 2014. The average daily and peak bank loan borrowings outstanding under credit agreements during the 2014 nine-month period were $175.0 million and $320.0 million, respectively. The average daily and peak bank loan borrowings outstanding under credit agreements during the 2013 nine-month period were $106.6 million and $200.5 million, respectively. At June 30, 2014, the Partnership’s available borrowing capacity under the Amended and Restated Credit Agreement was $367.8 million.
The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and bank loan borrowings available under the Amended and Restated Credit Agreement to meet its anticipated contractual and projected cash commitments.

On July 28, 2014, the General Partner’s Board of Directors approved a quarterly distribution of $0.88 per Common Unit payable on August 18, 2014, to unitholders of record on August 11, 2014. During the nine months ended June 30, 2014, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.88 per Common Unit for the quarter ended March 31, 2014, and $0.84 per Common Unit for the quarters ended December 31, 2013 and September 30, 2013.

The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Amended and Restated Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
Cash Flows
Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its Amended and Restated Credit Agreement to satisfy its seasonal operating cash flow needs.
Cash flow provided by operating activities was $363.2 million in the 2014 nine-month period compared to $272.4 million in the 2013 nine-month period. Cash flow from operating activities before changes in operating working capital was $518.8 million in the 2014 nine-month period compared with $444.9 million in the prior-year period largely reflecting the beneficial impact of colder

AMERIGAS PARTNERS, L.P.

weather on our operating results. Cash used to fund changes in operating working capital was $155.6 million in the 2014 nine-month period compared to cash used to fund changes in working capital of $172.5 million in the 2013 nine-month period.
Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $69.7 million in the 2014 nine-month period compared with $75.9 million in the prior-year period. The Partnership spent $80.3 million for property, plant and equipment (comprising $47.0 million of maintenance capital expenditures and $33.3 million of growth capital expenditures) in the 2014 nine-month period compared with $80.7 million (comprising $34.0 million of maintenance capital expenditures, $15.7 million of of capital expenditures associated with Heritage Propane integration activities and $31.0 million of growth capital expenditures) in the 2013 nine-month period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $291.5 million in the 2014 nine-month period compared with cash used of $240.1 million in the prior-year period. Distributions in the 2014 nine-month period totaled $257.6 million compared with $242.8 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures currently comprise commodity prices for propane. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2014, was a gain of $4.6 million. A hypothetical 10.0% adverse change in the market price of propane would result in a decrease in such fair value of approximately $22.8 million.
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

Purported Class Action Lawsuits. Following the issuance of the FTC’s administrative complaint described herein, more than 25  class action lawsuits have been filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege that the Partnership and its competitor colluded in 2008 to reduce the fill level and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble  damages,  injunctive  relief, attorneys’ fees and costs on behalf of the putative classes.  We believe these lawsuits will eventually be consolidated by a multidistrict litigation panel.

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
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Amended and Restated Credit Agreement dated as of June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/18/14)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 7, 2014	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	August 7, 2014	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase