Form 10-K
period 2014-09-30
AMERIGAS PARTNERS LP
filed 2014-11-26
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2014 was approximately $2,915,242,944. At November 18, 2014, there were outstanding 92,869,863 Common Units representing limited partner interests.

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
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves approximately 2 million residential, commercial, industrial, agricultural, wholesale and motor fuel customers in all 50 states from over 2,000 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership. AmeriGas OLP is referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2014” and “Fiscal 2013” refer to the fiscal years ended September 30, 2014 and September 30, 2013, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 26% effective ownership interest in the Partnership.
Business Strategy

Our strategy is to grow by (i) pursuing opportunistic acquisitions, (ii) developing internal sales and marketing programs, (iii) leveraging our scale and driving productivity, and (iv) achieving world class safety performance. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional, and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2014, we completed the acquisition of seven propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Propane Exchange (“Propane Exchange”) program, through which consumers can purchase propane cylinders or exchange empty propane cylinders at various retail locations, and our National Accounts program, through which we encourage multi-location propane users to enter into a supply agreement with us rather than with many suppliers.
General Partner Information

The Partnership’s website can be found at www.amerigas.com. Information on our website is not intended to be incorporated into this Report. The Partnership makes available free of charge at this website (under the tab “Investor Relations,” caption “SEC Filings”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website (under the tab “Investor Relations,” caption “Corporate Governance”). All of these documents are also available free of charge by writing to Daniel J. Platt, Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.
Products, Services and Marketing
The Partnership serves approximately 2 million customers in all 50 states from over 2,000 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. Typically, we are located in suburban and rural areas where natural gas is not readily available. Our district offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in all states throughout the continental United States.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed nearly 1.4 billion gallons of propane in Fiscal 2014. Approximately 93% of the Partnership’s Fiscal 2014 sales (based on gallons sold) were to retail accounts and approximately 7% were to wholesale and supply customers. Sales to residential customers in Fiscal 2014 represented approximately 41% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 13%; and agricultural customers 6%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2014 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its Propane Exchange program. At September 30, 2014, Propane Exchange cylinders were available at nearly 49,000 retail locations throughout the United States. Sales of our Propane Exchange cylinders to retailers are included in commercial/industrial sales. The Propane Exchange program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.
Residential and commercial customers use propane primarily for home heating, water heating and cooking purposes. Commercial users include hotels, restaurants, churches, warehouses, and retail stores. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts, commercial lawn mowers, and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane in portable cylinders, including Propane Exchange cylinders. Some of these deliveries are made to the customer’s location, where cylinders are either picked up or replenished in place.

Propane Supply and Storage

The United States propane market has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During Fiscal 2014, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported and exported supply. During the winter heating season of Fiscal 2014, there were wholesale supply challenges in certain regions of the United States due to industry-wide storage and transportation issues. These issues were exacerbated by prolonged periods of unusually cold winter weather, record volumes during the fall crop drying season that depleted propane storage inventories for the winter heating season, and an increase in demand for domestic propane overseas from the United States’ propane export market. The Partnership responded to these issues by instituting supply allocation measures, procuring propane from alternative supply sources, using its extensive transportation network to transport existing propane supplies to areas of the country that were most affected by the winter weather, and deploying employees from areas of the country that were less affected by the weather to those areas in need. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during the fiscal year ending September 30, 2015 (“Fiscal 2015”). If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Enterprise Products Partners, L.P., Plains Marketing, L.P., and Targa Liquids Marketing & Trade LLC supplied approximately 46% of the Partnership’s Fiscal 2014 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2014. In certain geographical areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks, and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at various storage facilities and terminals located in strategic areas across the United States.
Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, both major storage areas.

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
Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is generally more expensive than propane on a British thermal unit (“Btu”) equivalent basis, but the convenience and efficiency of electricity makes it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane and, although a less environmentally attractive energy source, is currently less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.
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
Retail propane industry volumes have been declining for several years and no or modest growth in total demand is foreseen in the next several years. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the Propane Exchange program and the National Accounts program, as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the

Partnership to retain and grow its customer base would have an adverse effect on its long-term results.

The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Some farm cooperatives, rural electric cooperatives, and fuel oil distributors include propane distribution in their businesses and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses. The Partnership also offers customers various payment and service options, including guaranteed price programs, fixed price arrangements and pricing arrangements based on published propane prices at specified terminals.

In Fiscal 2014, the Partnership’s retail propane sales totaled nearly 1.3 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2012 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 7.7 billion gallons. Based on LP-GAS magazine rankings, 2012 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales.
Trade Names, Trade and Service Marks

The Partnership markets propane principally under the “AmeriGas®”, “America’s Propane Company®”, Heritage Propane®” and “Relationships Matter®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The Partnership also markets propane under various other trade names throughout the United States. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2014, approximately 67% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation

The Partnership is subject to various federal, state and local environmental, health, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage propane terminals. Generally, these laws impose limitations on the discharge of pollutants, establish standards for the handling of solid and hazardous substances, and require the investigation and cleanup of environmental contamination. These laws include, among others, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act, and comparable state statutes. The Partnership incurs expenses associated with compliance with its obligations under federal and state environmental laws and regulations, and we believe that the Partnership is in material compliance with all of its obligations. The Partnership maintains various permits that are necessary to operate its facilities, some of which may be material to its operations. The Partnership continually monitors its operations with respect to potential environmental issues, including changes in legal requirements.

Hazardous Substances and Wastes

The Partnership is investigating and remediating contamination at a number of present and former operating sites in the United States, including former sites where it or its former subsidiaries operated manufactured gas plants. CERCLA and similar state laws impose joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws.

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

With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”), Pipeline and Hazardous Materials Safety Administration. The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or two or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT’s pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002. Management believes that the procedures currently in effect at all of the Partnership’s facilities for the handling, storage, transportation and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

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
Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2014, the General Partner had nearly 8,400 employees, including nearly 400 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

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
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our Propane Exchange operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of unfavorable weather conditions can negatively affect our Propane Exchange revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane appliances which could reduce the demand for our Propane Exchange cylinders.
Our profitability is subject to propane pricing and inventory risk.
The retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that we and other marketers purchase can change rapidly over a short period of time. Most of our propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas or Conway, Kansas. Because our profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the industry, we may not fully be able to pass on product cost increases to our customers when product costs rise, or when our competitors do not raise their product prices in a timely manner. Finally, market volatility may cause us to sell inventory at less than the price we purchased it, which would adversely affect our operating results.
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
During Fiscal 2014, AmeriGas Propane purchased over 90% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographical areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.

Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers as well as our use of financial instruments to reduce volatility in the cost of propane, changes in the market price of propane can create margin payment obligations for us and expose us to an increased liquidity risk. In addition, increased demand for domestically produced propane overseas may, depending on production volumes in the United States, result in higher domestic propane prices and expose us to additional liquidity risks.
Our operations may be adversely affected by competition from other energy sources.
Propane competes with other sources of energy, some of which are less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations. We compete for customers against suppliers of electricity, fuel oil and natural gas.
Electricity is a major competitor of propane and is generally more expensive than propane on a Btu equivalent basis for space heating, water heating, and cooking. The convenience and efficiency of electricity makes it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane and, although a less environmentally attractive energy source, is currently less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a significantly less expensive source of energy than propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region into which natural gas distribution systems are expanded. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.
Our ability to increase revenues is adversely affected by the decline of the retail propane industry.
The retail propane industry has been declining over the past several years, with no or modest growth in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of our Propane Exchange and National Accounts programs, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.
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

If we are unable to protect our information technology systems against service interruption, misappropriation of data, or breaches of security resulting from cyber security attacks or other events, or we encounter other unforeseen difficulties in the operation of our information technology systems, our operations could be disrupted, our business and reputation may suffer, and our internal controls could be adversely affected.

In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, sabotage, or other disruptions. A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, misappropriation of data, and breaches of security could have a material adverse effect on our business, financial condition, results of operations, and reputation.

Moreover, the efficient execution of our business is dependent upon the proper functioning of our internal systems, including an information technology system that supports our Order-to-Cash business processes. Any significant failure or malfunction of this information technology system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.
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
Our agreement with Energy Transfer Partners, L.P. (“ETP”) may delay or prevent a change of control, which could adversely affect the price of our Common Units.
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
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within any twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing more than one tax return (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but, instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. However, under an IRS relief program, a publicly traded partnership that technically terminates may be allowed to provide one Schedule K-1 to unitholders for the year, notwithstanding that it has more than one partnership tax year. Following Heritage ETC, L.P.’s completion of public offerings of an aggregate 25,200,000 of our Common Units and subsequent private sales, Heritage ETC, L.P. currently holds 3,125,000 Common Units. ETP directly and indirectly owns 100% of the equity interests in Heritage ETC, L.P. If ETP transfers our Common Units it beneficially received in the Heritage Propane acquisition or engages in certain other transactions with respect to such Common Units, these transactions may be treated for tax purposes as a sale or exchange of our Common Units. If there is a sale or exchange of our Common Units by any other unitholders within 12 months of such a transaction that would result in a sale or exchange of 50% or more of our Common Units in the aggregate, then we may be considered to have technically terminated for federal income tax purposes with the attendant consequences described above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

As of September 30, 2014, the Partnership owned over 91% of its approximately 750 district offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2014, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
1,040	Trailers	82%	18%
370	Tractors	23%	77%
410	Railroad tank cars	4%	96%
3,900	Bobtail trucks	44%	56%
465	Rack trucks	43%	57%
4,000	Service and delivery trucks	57%	43%

Other assets owned at September 30, 2014 included approximately 1.8 million stationary storage tanks with typical capacities of more than 120 gallons and approximately 4.6 million portable propane cylinders with typical capacities of 1 to 120 gallons.

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

PART II:

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

	Price Range		Cash
2014 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.54	$43.56	$0.880
Third Quarter	$48.36	$42.17	$0.880
Second Quarter	$45.00	$40.96	$0.840
First Quarter	$45.74	$41.70	$0.840

	Price Range		Cash
2013 Fiscal Year	High	Low	Distribution
Fourth Quarter	$50.15	$41.23	$0.840
Third Quarter	$50.45	$42.15	$0.840
Second Quarter	$45.39	$37.67	$0.800
First Quarter	$45.49	$37.63	$0.800

As of November 21, 2014, there were 825 record holders of the Partnership’s Common Units.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Dollars in thousands, except per unit amounts)	2014	2013 (a)	2012 (a)	2011	2010
FOR THE PERIOD:
Income statement data:
Revenues	$3,712,935	$3,166,543	$2,921,616	$2,537,959	$2,320,342
Net income	$294,441	$225,091	$12,671	$140,924	$167,494
Less: net income attributable to noncontrolling interests	(4,548)	(3,869)	(1,646)	(2,401)	(2,281)
Net income attributable to AmeriGas Partners, L.P.	$289,893	$221,222	$11,025	$138,523	$165,213
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$263,144	$199,724	$(2,094)	$132,101	$160,522
Income (loss) per limited partner unit — basic and diluted (b)	$2.82	$2.14	$(0.11)	$2.30	$2.80
Cash distributions declared per limited partner unit (d)	$3.44	$3.28	$3.10	$2.89	$2.75
AT PERIOD END:
Balance sheet data:
Current assets	$505,908	$504,994	$523,368	$393,819	$325,858
Total assets	$4,364,058	$4,437,671	$4,517,331	$1,795,735	$1,696,219
Current liabilities (excluding debt)	$496,925	$492,362	$590,239	$350,829	$349,139
Total debt	$2,400,734	$2,417,011	$2,377,969	$1,029,022	$882,402
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	$1,322,514	$1,385,103	$1,429,108	$338,656	$380,848
Noncontrolling interests	38,376	39,034	39,452	12,823	12,038
Total partners’ capital	$1,360,890	$1,424,137	$1,468,560	$351,479	$392,886
OTHER DATA:
Capital expenditures (including capital leases)	$113,934	$111,058	$103,140	$77,228	$83,170
Retail propane gallons sold (millions)	1,275.6	1,245.2	1,017.5	874.2	893.4
Degree days — % colder (warmer) than normal (c)	3.4%	(4.9)%	(18.6)%	(1.0)%	(2.3)%
Distributable Cash Flow (“DCF”) (d):
DCF	$430,864	$403,014	$196,265	$235,579	$213,810
DCF after growth capital expenditures	$387,217	$363,818	$155,798	$196,523	$171,724
Total distributions paid	$346,744	$327,000	$271,839	$171,821	$161,626
Ratio of DCF to total distributions paid	1.2	1.2	0.7	1.4	1.3
Ratio of DCF after growth capital expenditures to total distributions paid	1.1	1.1	0.6	1.1	1.1

(a)	Reflects the acquisition of Heritage Propane on January 12, 2012 and, during 2013 and 2012, the impact of subsequent transition and integration activities.

(b)
Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships. See Note 2 to Consolidated Financial Statements.

(c)
Deviation from average heating degree days for the 30-year period of 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

(d)
The following table reconciles net cash provided by operating activities to (1) distributable cash flow after maintenance capital expenditures and (2) distributable cash flow after maintenance and growth capital expenditures:

	Year Ended September 30,
(Thousands of dollars)	2014	2013	2012	2011	2010
Net cash provided by operating activities	$480,070	$355,603	$344,429	$188,851	$218,816
Add: Heritage Propane acquisition and transition expenses (i)	—	26,539	46,187	—	—
Exclude the impact of changes in operating working capital:
Accounts receivable	15,246	43,378	(78,703)	65,578	47,865
Inventories	22,804	(5,403)	(53,061)	20,532	24,600
Accounts payable	16,643	661	34,577	(25,690)	(15,637)
Other current assets	(2,429)	2,305	(11,863)	(2,912)	4,378
Other current liabilities	(11,045)	42,795	(24,129)	37,387	(10,523)
Provision for uncollectible accounts	(26,403)	(16,477)	(15,088)	(12,807)	(12,459)
Other cash flows from operating activities, net	6,265	5,100	(1,019)	2,812	(2,146)
	501,151	454,501	241,330	273,751	254,894
Maintenance capital expenditures (ii)	(70,287)	(51,487)	(45,065)	(38,172)	(41,084)
DCF (iii) (A)	430,864	403,014	196,265	235,579	213,810
Growth capital expenditures (ii)	(43,647)	(39,196)	(40,467)	(39,056)	(42,086)
DCF after growth capital expenditures (iii) (B)	$387,217	$363,818	$155,798	$196,523	$171,724

Distributions:
Distributions to Common Unit holders	$319,427	$304,444	$256,112	$165,066	$156,971
Distributions to the General Partner	27,317	22,556	15,727	6,755	4,655
Total distributions paid (C)	$346,744	$327,000	$271,839	$171,821	$161,626

Ratio of DCF to total distributions paid (A)/(C)	1.2	1.2	0.7	1.4	1.3
Ratio of DCF after growth capital expenditures to total distributions paid (B)/(C)	1.1	1.1	0.6	1.1	1.1

(i)
Heritage Propane acquisition and transition expenses and transition capital expenditures are excluded from the determination of the distribution coverage ratios above because these expenditures are associated with integration activities of Heritage Propane acquired in January 2012 and their exclusion from the amounts above provides a more meaningful indication of ongoing DCF.

(ii)
The Partnership considers maintenance capital expenditures to include those capital expenditures that maintain the operating capacity of the Partnership while growth capital expenditures include capital expenditures that increase the operating capacity of the Partnership.

(iii)
"DCF" and "DCF after growth capital expenditures" should not be considered as alternatives to net income (as an indicator of operating performance) or alternatives to cash flow (as a measure of liquidity or ability to service debt obligations) and are not measures of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes distributable cash flow and distributable cash flow after growth capital expenditures are meaningful non-GAAP measures for evaluating the Partnership’s ability to declare and pay distributions pursuant to the terms of the Partnership Agreement. The Partnership’s definitions of DCF and DCF after growth capital expenditures may be different from those used by other companies. The ability of the Partnership to pay distributions on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

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
Executive Overview
Net income attributable to AmeriGas Partners for Fiscal 2014 was $289.9 million compared with net income attributable to AmeriGas Partners for Fiscal 2013 of $221.2 million. Average temperatures based upon heating degree days during Fiscal 2014 period were approximately 3.4% colder than normal and 8.8% colder than Fiscal 2013. Most of the U.S. east of the Rocky Mountains experienced significantly colder than normal winter weather while temperatures in the western U.S. were warmer than normal. The higher net income in Fiscal 2014 reflects modestly higher retail unit margins and the colder weather’s impact on retail propane volumes sold. The beneficial effects of the colder weather on retail volumes sold were muted, however, by wholesale supply challenges in certain regions of the U.S. during the winter heating season caused by industry-wide storage and transportation issues exacerbated by prolonged periods of unusually cold winter weather. In order to ensure that customers in these regions were adequately supplied, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon. Operating and administrative expenses were modestly higher in Fiscal 2014 reflecting, among other things, higher distribution-related expenses and higher uncollectible accounts expenses. Results in Fiscal 2013 include $26.5 million of transition expenses associated with the integration of Heritage Propane acquired by the Partnership in January 2012.
Effective April 1, 2014, we determined that on a prospective basis we would no longer elect cash flow hedge accounting for commodity derivative instruments. As a result, all unrealized gains and losses on commodity derivative instruments entered into beginning April 1, 2014, are required, under GAAP, to be included in the Consolidated Statement of Operations. The Partnership records such gains and losses in propane cost of sales. The Partnership’s non-GAAP measure, “Adjusted EBITDA,” excludes, among other things, the effects of changes in the fair values of commodity derivative instruments entered into beginning April 1, 2014, not associated with current period transactions.
Looking ahead, our results in Fiscal 2015 will be influenced by a number of factors including, among others, temperatures and the severity of weather in our service territories during the peak heating-season, the level and volatility of commodity prices for propane, the strength of economic activity and customer conservation.

Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2014 with Fiscal 2013 and (2) Fiscal 2013 with the year ended September 30, 2012 (“Fiscal 2012”).
Fiscal 2014 Compared with Fiscal 2013

(Dollars in millions)	2014	2013	Increase (Decrease)

Gallons sold (millions):
Retail	1,275.6	1,245.2	30.4	2.4%
Wholesale	93.4	101.8	(8.4)	(8.3)%
	1,369.0	1,347.0	22.0	1.6%
Revenues:
Retail propane	$3,307.6	$2,775.8	$531.8	19.2%
Wholesale propane	133.2	109.0	24.2	22.2%
Other	272.1	281.7	(9.6)	(3.4)%
	$3,712.9	$3,166.5	$546.4	17.3%
Total margin (a) (b)	$1,596.4	$1,506.5	$89.9	6.0%
Operating and administrative expense	$964.0	$943.9	$20.1	2.1%
EBITDA (b) (c)	$655.3	$591.2	$64.1	10.8%
Adjusted EBITDA (c)	$664.8	$617.7	$47.1	7.6%
Operating income (b)	$462.6	$392.2	$70.4	18.0%
Net income attributable to AmeriGas Partners (b)	$289.9	$221.2	$68.7	31.1%
Heating degree days — % colder (warmer) than normal (d)	3.4%	(4.9)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for Fiscal 2014 include the impact of net unrealized losses of $9.5 million on commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions.

(c)
Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) should not be considered as an alternative to net income attributable to AmeriGas Partners (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of EBITDA may be different from those used by other companies. Management uses EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization from EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment. EBITDA and operating income in Fiscal 2013 includes transition expenses of $26.5 million associated with Heritage Propane acquired in January 2012.

Adjusted EBITDA is a non-GAAP financial measure. Management believes the presentation of this measure provides useful information to investors to more effectively evaluate the period-over-period results of operations of the Partnership. Management uses Adjusted EBITDA to exclude from AmeriGas Partners’ EBITDA unrealized and realized gains and losses on commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions and other gains and losses that competitors do not necessarily have to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. Adjusted EBITDA is not comparable to measures used by other entities and should only be considered in conjunction with net income attributable to AmeriGas Partners.
The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA and Adjusted EBITDA for Fiscal 2014 and Fiscal 2013:

	2014	2013
Net income attributable to AmeriGas Partners	$289.9	$221.2
Income tax expense	2.6	1.7
Interest expense	165.6	165.4
Depreciation	154.0	159.3
Amortization	43.2	43.6
EBITDA	655.3	591.2
Heritage transition expenses	—	26.5
Net losses on commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions	9.5	—
Adjusted EBITDA	$664.8	$617.7

(d)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

The 2.4% increase in retail gallons sold in Fiscal 2014 reflects average temperatures based upon heating degree days that were 3.4% colder than normal and 8.8% colder than the prior year. The colder average weather reflects significantly colder winter weather in the eastern half of the United States partially offset by warmer weather in the western U.S. The effects of the colder winter weather on retail gallons sold, however, were muted by supply challenges in certain regions of the U.S. that experienced prolonged periods of unusually cold winter weather. In order to ensure that customers in these regions were adequately supplied during these extreme weather conditions, the Partnership instituted supply allocation measures in certain areas, which limited total retail volumes sold and increased distribution costs per gallon.
Retail propane revenues increased $531.8 million during Fiscal 2014 reflecting the effects of higher average retail selling prices ($464.0 million), largely the result of higher propane product costs, and the higher retail volumes sold ($67.8 million). Wholesale propane revenues increased $24.2 million during Fiscal 2014 reflecting the effects of higher wholesale selling prices ($33.2 million) partially offset by the effects of slightly lower wholesale volumes sold ($9.0 million). Average daily wholesale propane commodity prices during Fiscal 2014 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 25% higher than such prices during Fiscal 2013. In addition, certain regions of the U.S. experienced an even greater increase in wholesale commodity prices due to supply constraints caused by industry-wide storage and transportation issues exacerbated by the unusually cold winter weather conditions. Partially offsetting the higher retail and wholesale revenues were slightly lower revenues from fee income and other ancillary sales and services. Total cost of sales during Fiscal 2014 increased $456.5 million principally reflecting the effects of the higher average propane product costs ($435.9 million), including a $9.5 million loss on unsettled commodity derivative instruments and, to a lesser extent, the effects of the greater retail and wholesale volumes sold ($27.1 million) partially offset by lower cost of sales from ancillary sales and services. As previously mentioned, effective April 1, 2014, we determined, on a prospective basis, that we would no longer elect cash flow hedge accounting for commodity derivative contracts. As a result, all gains or losses from changes in the fair values of commodity derivative contracts entered into beginning April 1, 2014, are required, under GAAP, to be included in propane cost of sales in the Consolidated Statement of Operations.
Total margin increased $89.9 million in Fiscal 2014 principally reflecting higher retail propane total margin ($92.1 million), which is net of a $9.5 million loss on unsettled commodity derivative instruments, and lower margin from ancillary sales and services. The increase in retail propane total margin reflects modestly higher average retail propane unit margins and, to a lesser extent, the previously mentioned increase in retail volumes sold.

EBITDA in Fiscal 2014 increased $64.1 million principally reflecting the higher total margin ($89.9 million) partially offset by slightly higher operating and administrative expenses ($20.1 million), including the impact of $26.5 million of transition expenses in Fiscal 2013 associated with the integration of Heritage Propane (see Note 4 to Consolidated Financial Statements), and lower other income ($5.0 million). Adjusted EBITDA in Fiscal 2014 increased $47.1 million principally reflecting a $99.4 million increase in total margin (which amount excludes the effects of the $9.5 million loss on unsettled commodity derivatives) partially offset by a $46.6 million increase in operating and administrative expenses, excluding the impact of $26.5 million of Heritage Propane transition expenses recorded in Fiscal 2013, and the lower other income. The increase in operating and administrative expenses excluding the effects of the Heritage Propane transition expenses in the prior-year period reflects, among other things, higher distribution-related expenses associated with the higher retail volumes sold and higher distribution costs caused by the supply challenges in certain regions of the U.S. during the second quarter of Fiscal 2014. The increase in operating and administrative costs also reflects higher uncollectible accounts expense ($9.9 million) and higher casualty and general liability expenses ($6.3 million). Operating income increased $70.4 million in Fiscal 2014 principally reflecting the higher total margin ($89.9 million) and slightly lower depreciation and amortization ($5.7 million) partially offset by the slightly higher operating and administrative expenses ($20.1 million) and the lower other income.
Fiscal 2013 Compared with Fiscal 2012

(Dollars in millions)	2013	2012	Increase (Decrease)

Gallons sold (millions):
Retail	1,245.2	1,017.5	227.7	22.4%
Wholesale	101.8	105.6	(3.8)	(3.6)%
	1,347.0	1,123.1	223.9	19.9%
Revenues:
Retail propane	$2,775.8	$2,536.3	$239.5	9.4%
Wholesale propane	109.0	141.3	(32.3)	(22.9)%
Other	281.7	244.0	37.7	15.5%
	$3,166.5	$2,921.6	$244.9	8.4%
Total margin (a)	$1,506.5	$1,201.9	$304.6	25.3%
Operating and administrative expense	$943.9	$888.7	$55.2	6.2%
EBITDA (b)	$591.2	$324.7	$266.5	82.1%
Adjusted EBITDA (b)	$617.7	$384.2	$233.5	60.8%
Operating income	$392.2	$170.6	$221.6	129.9%
Net income attributable to AmeriGas Partners	$221.2	$11.0	$210.2	N.M.
Heating degree days — % (warmer) than normal (c)	(4.9)%	(18.6)%	—	—
N.M. - Variance is not meaningful.

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

Adjusted EBITDA is a non-GAAP financial measure. Management believes the presentation of this measure provides useful information to investors to more effectively evaluate the period-over-period results of operations of the Partnership. Management uses Adjusted EBITDA to exclude from AmeriGas Partners’ EBITDA unrealized and realized gains and losses on commodity derivative instruments entered into beginning April 1, 2014, not associated with current-period transactions and other gains and losses that competitors do not necessarily have to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. Adjusted EBITDA is not comparable to measures used by other entities and should only be considered in conjunction with net income attributable to AmeriGas Partners.

The following table includes reconciliations of net income attributable to AmeriGas Partners to EBITDA and Adjusted EBITDA for Fiscal 2013 and Fiscal 2012:

	2013	2012
Net income attributable to AmeriGas Partners	$221.2	$11.0
Income tax expense	1.7	2.0
Interest expense	165.4	142.6
Depreciation	159.3	134.2
Amortization	43.6	34.9
EBITDA	591.2	324.7
Heritage transition expenses	26.5	46.2
Loss on extinguishments of debt	—	13.3
Adjusted EBITDA	$617.7	$384.2

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

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

Retail propane revenues increased $239.5 million during Fiscal 2013 reflecting the higher retail volumes sold ($567.6 million) partially offset by a decline in average retail selling prices ($328.1 million) resulting from lower propane product costs. Wholesale propane revenues declined $32.3 million principally reflecting lower average wholesale propane selling prices ($27.2 million) and lower wholesale volumes sold ($5.1 million). Average daily wholesale propane commodity prices during Fiscal 2013 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 19% lower than such prices during Fiscal 2012. Total revenues from fee income and other ancillary sales and services in Fiscal 2013 were $37.7 million higher than in Fiscal 2012 principally reflecting the full-year effects of Heritage Propane. Total propane cost of sales decreased $71.0 million principally reflecting the effects of the previously mentioned lower propane commodity prices on retail propane cost of sales ($371.7 million) and lower wholesale propane cost of sales ($35.4 million) substantially offset by the effects of the greater retail volumes sold ($336.1 million). Cost of sales associated with ancillary sales and services increased $11.3 million principally reflecting the full-year effects of Heritage Propane.
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
EBITDA in Fiscal 2013 increased $266.5 million principally reflecting the higher total margin ($304.6 million) and the absence of the $13.3 million loss on extinguishments of debt recorded in Fiscal 2012 partially offset by higher Partnership operating and administrative expenses ($55.2 million) primarily attributable to the full-year effects of Heritage Propane operations. Adjusted EBITDA in Fiscal 2013 increased $233.5 million principally reflecting the $304.6 million increase in total margin partially offset by a $74.9 million increase in operating and administrative expenses, excluding the impact of $26.5 million of Heritage Propane transition expenses recorded in Fiscal 2013 and the $46.2 million of such expenses recorded in Fiscal 2012. The increase in operating and administrative expenses excluding the effects of the transition expenses in both years is primarily attributable to the full-year effects of the Heritage Propane operations. Operating income increased $221.6 million in Fiscal 2013 principally reflecting the higher total margin ($304.6 million) partially offset by the previously mentioned greater operating and administrative expenses ($55.2 million) and increased depreciation and amortization expense ($33.7 million) reflecting in large part the full-year effects of Heritage Propane. Interest expense was $22.8 million higher in Fiscal 2013 principally reflecting the full-year effects of interest on long-term debt used to fund the Heritage Propane acquisition.

Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2014, totaled $2,400.7 million (including current maturities of long-term debt of $11.6 million and Credit Agreement borrowings of $109.0 million). The Partnership’s debt outstanding at September 30, 2013, totaled $2,417.0 million (including current maturities of long-term debt of $12.0 million and short-term borrowings of $116.9 million). Total long-term debt outstanding at September 30, 2014, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $26.5 million of HOLP Senior Notes and $14.4 million of other long-term debt.
In June 2014, AmeriGas OLP entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with a group of banks which provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. The Credit Agreement amends and restates AmeriGas OLP’s prior credit agreement entered into in June 2011, as amended from time to time. The Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin.
At September 30, 2014 and 2013, there were $109.0 million and $116.9 million of borrowings outstanding under the Credit Agreement and the prior credit agreement, respectively. The average interest rates on credit agreement borrowings at September 30, 2014 and 2013, were 2.16% and 2.69%, respectively. Borrowings under the credit agreements are classified as short-term borrowings on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the credit agreements, which reduce the amounts available for borrowings, totaled $64.7 million and $53.7 million at September 30, 2014 and 2013, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement and the prior credit agreement during Fiscal 2014 were $156.6 million and $320.0 million, respectively. The average daily and peak short-term borrowings outstanding under the prior credit agreement during Fiscal 2013 were $103.8 million and $200.5 million, respectively. At September 30, 2014, the Partnership’s available borrowing capacity under the Credit Agreement was $351.3 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2015. For a more detailed discussion of the Credit Agreement, see Note 6 to Consolidated Financial Statements.
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were as follows:

	2014	2013	2012
1st Quarter	$0.84	$0.80	$0.7400
2nd Quarter	$0.84	$0.80	$0.7625
3rd Quarter	$0.88	$0.84	$0.8000
4th Quarter	$0.88	$0.84	$0.8000

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $32.4 million in Fiscal 2014, $27.4 million in Fiscal 2013 and $19.7 million in Fiscal 2012. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2014, Fiscal 2013 and Fiscal 2012 of $23.9 million, $19.3 million and $13.0 million, respectively.
Cash Flows

Year Ended September 30,	2014	2013	2012
(millions of dollars)
Net cash provided by operating activities	$480.1	$355.6	$344.4

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

Cash flow from operating activities before changes in operating working capital was $521.3 million in Fiscal 2014, $439.3 million in Fiscal 2013 and $211.3 million in Fiscal 2012. The greater cash flow from operating activities before changes in operating working capital in Fiscal 2014 compared with Fiscal 2013 largely reflects the increase in operating results. The greater cash flow from operating activities before changes in operating working capital in Fiscal 2013 compared with Fiscal 2012 largely reflects the full year effects of the operations of Heritage Propane and the improved operating results. Changes in operating working capital (used) provided operating cash flow of $(41.2) million in Fiscal 2014, $(83.7) million in Fiscal 2013 and $133.2 million in Fiscal 2012. Cash flow from changes in operating working capital primarily reflects the impact of propane prices on cash receipts from customers as reflected in changes in accounts receivable, and cash paid for propane purchased as reflected in changes in inventories and accounts payable. Among other things, cash flow from changes in operating working capital in Fiscal 2014 includes greater cash used to fund higher volumes of propane inventory at September 30, 2014 compared to September 30, 2013. The significantly higher cash from changes in operating working capital in Fiscal 2012 reflects, in large part, the timing of the January 12, 2012, acquisition of Heritage Propane on cash receipts from Heritage Propane customers as well as the effects of lower volumes sold on changes in accounts receivable from our legacy operations.

Year Ended September 30,	2014	2013	2012
(millions of dollars)
Net cash used in investing activities	$(109.7)	$(108.9)	$(1,520.1)

Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. We spent $113.9 million for property, plant and equipment in Fiscal 2014; $111.1 million in Fiscal 2013; and $103.1 million in Fiscal 2012. The significantly higher cash used for investing activities in Fiscal 2012 reflects the net cash paid related to the acquisition of Heritage Propane.

Year Ended September 30,	2014	2013	2012
(millions of dollars)
Net cash (used) provided by financing activities	$(369.5)	$(294.2)	$1,227.1

Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Distributions on Common Units and the General Partner interest totaled $346.7 million, $327.0 million and $271.8 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. The year-over-year increases in distributions principally reflect the effects of increases in the distribution rate over the three-year period. The greater distributions in Fiscal 2013 compared to Fiscal 2012 also reflects the full-year impact of the greater number of Common Units outstanding after the acquisition of Heritage Propane.
Net cash provided by financing activities in Fiscal 2012 reflects proceeds from the issuance of $1.55 billion of AmeriGas Partners Senior Notes to finance the cash portion of the acquisition of Heritage Propane.

Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2014, Fiscal 2013 and Fiscal 2012. We also provide amounts we expect to spend in Fiscal 2015. We expect to finance Fiscal 2015 capital expenditures principally from cash generated by operations and borrowings under our Credit Agreement.

Year Ended September 30,	2015	2014	2013	2012
(millions of dollars)	(estimate)
Maintenance capital expenditures	$65.9	$70.3	$51.5	$45.0
Growth capital expenditures	45.1	43.6	39.2	40.5
Heritage Propane transition capital expenditures	—	—	20.4	17.6
Total capital expenditures	$111.0	$113.9	$111.1	$103.1
The Partnership considers a number of factors in determining whether its capital expenditures are growth capital expenditures or maintenance capital expenditures. The Partnership considers growth capital to include those expenditures that increase the operating capacity of the Partnership. Examples of growth expenditures include, but are not limited to, expenditures to build new plants, expenditures related to the growth of our base business, such as new customer tanks and equipment, expansion of our National Accounts or ACE programs and expenditures in technology that enable us to leverage our scale to generate efficiencies or expand our operations. Maintenance capital expenditures are generally considered to be any capital expenditure that maintains the Partnership’s operating capacity and include capital repairs to buildings, bulk storage plants, vehicles, company-owned tanks and any expenditures related to the maintenance of our existing infrastructure.

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2014 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt, lease obligations, capital expenditures and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2014:

	Payments Due by Period
(millions of dollars)	Total	Fiscal 2015	Fiscal 2016 - 2017	Fiscal 2018 - 2019	Fiscal 2020 and thereafter
Long-term debt (a)	$2,288.6	$11.0	$13.2	$459.4	$1,805.0
Interest on long-term fixed-rate debt (b)	1,042.4	153.5	305.8	304.5	278.6
Operating leases	276.7	58.3	87.3	60.7	70.4
Propane supply contracts	205.1	130.8	74.3	—	—
Derivative instruments (c)	6.7	6.7	—	—	—
Other purchase obligations (d)	33.7	33.7	—	—	—
Total	$3,853.2	$394.0	$480.6	$824.6	$2,154.0

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents the sum of amounts due from us if derivative liabilities were settled at September 30, 2014, amounts reflected in the Consolidated Balance Sheet.

(d)	Includes material capital expenditure obligations.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2014, principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2014, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $23.4 million.

Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $555.4 million in Fiscal 2014, $540.3 million in Fiscal 2013, and $374.9 million in Fiscal 2012, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $20.5 million in Fiscal 2014, $18.6 million in Fiscal 2013 and $10.1 million in Fiscal 2012. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $4.0 million in Fiscal 2014, $4.5 million in Fiscal 2013 and $3.8 million in Fiscal 2012.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $0.9 million, $2.0 million and $0.4 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $1.2 million, $1.3 million and $1.4 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2014 and 2013, were (losses) gains of $(6.4) million and $18.1 million, respectively. A hypothetical 10% adverse change in the market price of propane would result in decreases in such fair values of $28.0 million and $24.2 million, respectively.
Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
At september 30, 2014, our variable-rate debt includes borrowings under the Credit Agreement. Credit Agreement borrowings have interest rates that are generally indexed to short-term market interest rates. At September 30, 2014 and 2013, there were $109.0 million and $116.9 million of borrowings outstanding under the Credit Agreement and our previous credit agreement, respectively. Based upon the average level of borrowings outstanding under these agreements during Fiscal 2014 and 2013, an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2014 and Fiscal 2013 annual interest expense by $1.6 million and $1.0 million, respectively.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $89 million and $141 million at September 30, 2014 and 2013, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of approximately $56 million and $69 million at September 30, 2014 and 2013, respectively.
Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time, we may enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at September 30, 2014 or 2013.
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
Accounting For Derivative Instruments At Fair Value. The Partnership enters into derivative instruments to economically hedge the risks associated with changes in commodity prices for propane.  These derivatives are recognized as assets and liabilities at fair value on the Consolidated Balance Sheets.  Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. Effective April 1, 2014, we determined that on a prospective basis we would not elect cash flow hedge accounting for our commodity derivative transactions. As a result, all unrealized gains and losses on our derivative commodity transactions entered into beginning April 1, 2014, are included as a component of cost of sales on the Consolidated Statement of Operations. Changes in the fair values of certain derivative instruments that qualify and are designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interest, both of which are components of equity, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. The fair values of our commodity derivative are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. At September 30, 2014, the net fair value of our derivative assets totaled $0.3 million and the net fair value of our derivative liabilities totaled $6.7 million.
Depreciation and Amortization of Long-Lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 3 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2014, our net property, plant and equipment totaled $1,386.9 million and we recorded depreciation expense of $154.0 million during Fiscal 2014. As of September 30, 2014, our net intangible assets subject to amortization totaled $381.4 million and we recorded amortization expense on intangible assets subject to amortization of $38.4 million during Fiscal 2014.
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

Recently Issued Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements for a discussion of the effects of recently issued accounting guidance.

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

(a)
The General Partner’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of September 30, 2014, were effective at the reasonable assurance level.

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
Board Committees
The Board of Directors of the General Partner has an Audit Committee, Compensation/Pension Committee, Corporate Governance Committee and Executive Committee. The functions of and other information about these committees are summarized below.
Audit Committee: The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Audit Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

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
The Audit Committee members are Messrs. Marrazzo (Chair), Ford and Turner. Each member of the Audit Committee is “independent” as defined by the New York Stock Exchange listing standards. In addition, the Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as “audit committee financial experts” within the meaning of the Securities and Exchange Commission regulations. The Board of Directors of the General Partners has also determined, in light of Mr. Turner’s experience in the energy industry, the similarity of the businesses of the boards on which Mr. Turner serves as a director and audit committee member, his accounting and finance background, and his affirmative interest and willingness to devote the necessary time and effort to the General Partner’s Audit Committee, that Mr. Turner’s service on more than three public company audit committees will not impair his ability to serve as an effective member of the AmeriGas Propane, Inc. Audit Committee.
Compensation/Pension Committee: The Compensation/Pension Committee members are Messrs. Schlanger (Chair) and Marrazzo and Mrs. Pol. The Committee establishes executive compensation policies and programs, confirms that executive compensation plans do not encourage unnecessary risk-taking; recommends to the independent members of the Board of Directors base salary, annual bonus target levels and long-term compensation awards for the Chief Executive Officer, approves base salary, annual bonus target levels and long-term compensation awards for senior executives (other than the Chief Executive Officer), approves corporate goals and objectives relating to the Chief Executive Officer’s compensation, assists the Board in establishing a succession plan for the Chief Executive Officer, and reviews the General Partner’s plans for senior management succession and management development. Each member of the Compensation/Pension Committee is independent as defined by the New York Stock Exchange listing standards. A copy of the current charter of the Compensation/Pension Committee is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations - Corporate Governance.”
Corporate Governance Committee: The Corporate Governance Committee members are Mrs. Pol (Chair) and Messrs. Ford and Schlanger. The Committee identifies nominees and reviews qualifications of persons eligible to stand for election as Directors and makes recommendations to the Board on these matters, advises the Board with respect to significant developments in corporate governance matters, reviews and assesses the performance of the Board and each Committee, and reviews and makes recommendations to the Board of Directors regarding director compensation. Each member of the Corporate Governance Committee is independent as defined by the New York Stock Exchange listing standards. A copy of the current charter of the Corporate Governance Committee is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations - Corporate Governance.”
Executive Committee: The Executive Committee members are Messrs. Schlanger (Chair), Greenberg, Marrazzo and Walsh. The Committee has limited powers to act on behalf of the Board of Directors between regularly scheduled meetings on matters that cannot be delayed.
Code of Ethics
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

Name	Age	Position with the General Partner
Jerry E. Sheridan	49	President, Chief Executive Officer and Director
Lon R. Greenberg	64	Chairman and Director
John L. Walsh	59	Vice Chairman and Director
Brian R. Ford	65	Director
William J. Marrazzo	65	Director
Anne Pol	67	Director
Marvin O. Schlanger	66	Director
K. Richard Turner	56	Director
Robert J. Cane	49	Controller and Chief Accounting Officer
Troy E. Fee	46	Vice President - Human Resources
Hugh J. Gallagher	51	Vice President - Finance and Chief Financial Officer
R. Paul Grady	61	Vice President and Chief Operating Officer
David L. Lugar	57	Vice President - Supply and Logistics
Andrew J. Peyton	46	Vice President - Corporate Development
Kathy L. Prigmore	51	Vice President - Operations Support and Customer Advocacy
Kevin Rumbelow	54	Vice President - Supply Chain
Steven A. Samuel	54	Vice President - Law and General Counsel

Listed below is the biographical business experience and director positions with other public companies currently held, or held at any time during the last five years, for each of the Directors of the General Partner, as well as a description of the specific experience, qualifications, attributes or skills that led the Board to conclude that, in light of the Company’s business and structure, the individual should serve as a director. Also listed below is the biographical business experience of the executive officers of the General Partner.

Jerry E. Sheridan is President, Chief Executive Officer and a Director of the General Partner (since March 2012). Previously, he served as Vice President - Operations and Chief Operating Officer of the General Partner (2011 to 2012) and as Vice President - Finance and Chief Financial Officer (2005 to 2011). Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation, a global producer of inorganic specialty chemicals. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation. Mr. Sheridan also serves on the Management Board of CP Kelco (since 2013), a privately held company that provides innovative products and solutions through the use of nature-based chemistry.

Mr. Sheridan’s senior executive experience as the Company’s President and Chief Executive Officer, and previously as Vice President, Chief Operating Officer and Chief Financial Officer, provide him with executive leadership experience and in-depth knowledge and understanding of the all aspects of the Partnership’s operations, including business, competition, risks, and health, environment and safety issues. Mr. Sheridan also possesses industry and retail knowledge.

Lon R. Greenberg is a Director (since 1994) and Non-Executive Chairman of the General Partner. He previously served as Executive Chairman of the General Partner (1996 to 2013), Chief Executive Officer (1995 to 2013), President (1994 to 2005) and Senior Vice President - Legal and Corporate Development of UGI Corporation (1989 to 1994). Mr. Greenberg also serves as a Director and Non-Executive Chairman of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc. (since 1998), an affiliate of the General Partner. Additionally, Mr. Greenberg serves as a director of Ameriprise Financial, Inc., AmerisourceBergen Corporation and Aqua America, Inc.

Mr. Greenberg’s qualifications to serve as a director include his extensive knowledge of the Partnership’s retail propane business operations, customers and the regulatory environments in which the Partnership operates. Mr. Greenberg, by virtue of his senior executive leadership experience, possesses in-depth expertise in strategic planning and business development, as evidenced by the Partnership’s successful growth during Mr. Greenberg’s tenure as Chairman of the General Partner’s Board of Directors. Additionally, Mr. greenberg’s service as a member of other public company boards provides the General Partner with a breadth of experience and exposure to complex business issues.

John L. Walsh is a Director and Vice Chairman of the General Partner (since 2005). He also serves as a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation, the General Partner’s parent company. In addition, Mr. Walsh is a Director and Vice Chairman (since 2005) of UGI Utilities, Inc., an affiliate of the General Partner. He served as Chief Operating Officer (2005 to 2013) of UGI Corporation and as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President - Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000).

Mr. Walsh’s qualifications to serve as a director include his in-depth knowledge of the Partnership’s business, competition, risks, and health, environmental and safety issues. Additionally, Mr. Walsh’s extensive strategic planning, operational, executive leadership experience and educational background enables him to provide valuable strategic, management development, operational and business leadership as the Partnership’s Vice Chairman.

Brian R. Ford was elected as a Director of the General Partner on November 1, 2013. Mr. Ford served as the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company (2008 to 2010). Prior to that, Mr. Ford was a partner of Ernst & Young LLP, a multinational professional services firm offering assurance, tax, consulting, and advisory services, where he served in various roles of increasing responsibility from 1971 until his retirement in 2008. Mr. Ford currently serves as a director of GulfMark Offshore, Inc., NRG Yield, Inc., a public, wholly owned subsidiary of NRG Energy, Inc., and FSIC III, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies.

Mr. Ford’s qualifications to serve as a director include his extensive financial, audit, accounting, and retail experience as a partner of a large public accounting firm. The Board also considered Mr. Ford’s experience as a director and committee member of other public and private companies.

William J. Marrazzo was elected a director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation’s fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc. (1988 to 1997), served as Water Commissioner for the Philadelphia Water Department (1971 to 1988) and was Managing Director for the City of Philadelphia (1983 to 1984). He also serves as a director of American Water Works Company, Inc.

Mr. Marrazzo’s qualifications to serve as a director include his extensive experience as Chief Executive Officer of both non-profit and public companies, and his city government leadership experience. Mr. Marrazzo’s senior-level executive experience in both the public and private sectors provide him with financial, strategic planning, risk management, business development and operational expertise. The Board also considered Mr. Marrazzo’s experience as a director and committee member of other public and private companies.

Anne Pol was elected a Director of the General Partner on January 23, 2013. Mrs. Pol retired in 2005 as President and Chief Operating Officer of Trex Enterprises Corporation, a high technology research and development company (2001 to 2005). She previously served as Senior Vice President (1998 to 2001) and Vice President (1996 to 1998) of Thermo Electron Corporation, an environmental monitoring and analytical instruments company and a major producer of recycling equipment, biomedical products and alternative energy systems. Mrs. Pol also served as President of Pitney Bowes Shipping and Weighing Systems Division, a business unit of Pitney Bowes Inc., a company that sells mailing and related business equipment (1993 to 1996); Vice President of New Product Programs in the Mailing Systems Division of Pitney Bowes Inc. (1991 to 1993); and Vice President of Manufacturing Operations in the Mailing Systems Division of Pitney Bowes Inc. (1990 to 1991). Mrs. Pol also serves as a Director (since 1998) of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc., an affiliate of the General Partner.

Mrs. pol’s qualifications to serve as a director include her strategic planning, business development and technology experience as a senior-level executive with a diversified high-technology company. By virtue of Ms. Pol’s business and board and committee experience, she also possesses an important understanding of, and insight into, the areas of executive compensation, human resource management, corporate governance and government regulation.

Marvin O. Schlanger was elected a Director of the General Partner on January 26, 2009. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C., a management services and capital firm for chemical and allied industries (since 1998). Mr. Schlanger previously served as Chief Executive Officer of CEVA Holdings BV and CEVA Holdings, LLC, an international logistics supplier (2012 to 2013). Mr. Schlanger is currently a director of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc. (since 1998), an affiliate of the General Partner. He is also a director of CEVA Logistics B.V. and CEVA Holdings, LLC, where he serves as chairman, Taminco Global Chemical Holdings, LLP and Momentive Specialty Chemicals Holdings LLC. Mr. Schlanger was previously a director with LyondellBassell Industries (until 2013) and Hexion Specialty Chemicals, Inc. (now Momentive Specialty Chemicals, Inc., until 2010).

Mr. Schlanger’s qualifications to serve as a director include his nearly 40 years of senior executive experience, as well as his strategic planning, business development, risk management, and general operations experience, as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Arco Chemical Company, a large public company. The Board also considered Mr. Schlanger’s experience serving as chairman, director and committee member on the boards of directors of large public and private companies, including his experience serving on boards of directors of public companies as a result of being nominated by a major shareholder.

K. Richard Turner was elected a Director of the General Partner on March 21, 2012. Mr. Turner is currently active as an industry partner with Maxim Partners LLS, a private equity firm (since 2012), after having retired as Senior Managing Director from the Stephens Group, LLC, a private, family-owned investment firm (1983 to 2011). He also serves as a board member for the general partner of Energy Transfer Equity, L.P. (since 2002), North American Energy Partners Inc. (since 2003), and Susser Petroleum Partners GP, LLC (since 2014). He also has served on the Board of Directors of the general partner of Energy Transfer Partners, L.P. (“ETP”) (2004 to 2011). ETP designated Mr. Turner as its nominee to serve on the Board of Directors of the General Partner pursuant to its rights under the Contingent Residual Support Agreement by and among AmeriGas Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., UGI Corporation, and ETP dated as of January 12, 2012.

Mr. Turner’s qualifications to serve as a director include his extensive experience as a private equity executive, including serving in accounting and investment roles. Mr. Turner is a non-practicing certified public accountant and also has public accounting experience. The Board also considered Mr. Turner’s public company directorship and committee experience, including serving on boards and audit committees of other energy companies and master limited partnerships, providing him with significant industry experience.

Robert J. Cane is Controller and Chief Accounting Officer of the General Partner (since February 2013). Mr. Cane joined the General Partner in 2004 as Director of Accounting and Financial Control and has held various positions at the General Partner, including Director of Field Service Initiative (September 2012 to February 2013), Director of Integration Management Office (2011 to 2012), and Director of Corporate Development (2007 to 2011). Mr. Cane also served as Corporate Controller (2002 to 2004) at ImageMax, Inc., a provider of outsourced document management solutions.

Troy E. Fee is Vice President - Human Resources of the General Partner (since May 2013). Mr. Fee served as Senior Vice President - Human Resources (2007 to 2013) at PEP BOYS, a retail and service chain serving the automotive aftermarket. Prior to joining PEP BOYS, Mr. Fee served as Senior Vice President, Human Resources Shared Services (2006 to 2007) of TBC Corporation, a marketer of tires for the automotive replacement market and as Vice President - Human Resources of TBC Retail Group (2003 to

2006). Mr. Fee also served in various positions at Sears, Roebuck & Company, a nationwide retail company, including as Director Human Resources - Sears Automotive Group (2002 to 2003), Northwest Regional Human Resources Director - Sears Stores (2001 to 2002), Labor Relations Manager - Sears (2000 to 2001), and Regional Human Resources Manager - Sears Automotive (1999 to 2000). Mr. Fee held various positions of increasing responsibility at Sears, Roebuck & Company from 1987 to 1999.

Hugh J. Gallagher is Vice President - Finance and Chief Financial Officer of the General Partner (since April 2013). Previously, Mr. Gallagher served as Treasurer of both UGI Corporation and the General Partner (2011 to 2014), Director - Treasury Services and Investor Relations (2009 to 2011) and Director - Treasury Services (2007 to 2009). He has also served as the General Partner’s Director - Corporate Development (2004 to 2007), Director of Financial Planning, (2000 to 2004), Financial Manager - Operations (1999 to 2000), Manager of Financial Reporting (1996 to 1999), and Team Leader - Financial Reporting (1995 to 1996). Mr. Gallagher joined UGI Corporation in 1990, serving in various finance and accounting roles of increasing responsibility.

R. Paul Grady is Vice President and Chief Operating Officer of the General Partner (since March 2012), having previously served as the General Partner’s Vice President - Operations (January 2012 to March 2012). Prior to rejoining the General Partner, he served as President (2011 to 2012) and Senior Vice President and Chief Operating Officer (2006 to 2011) of Heritage Operating, L.P. Mr. Grady also served as Senior Vice President and Chief Operating Officer (2000 to 2003), Senior Vice President - Operations (1999 to 2000) and Vice President - Sales and Operations (1995 to 1999) of the General Partner. Mr. Grady served as Director of Corporate Development of UGI Corporation (1990 to 1995). As previously announced, Mr. Grady will retire in early calendar year 2015.

David L. Lugar is Vice President - Supply and Logistics of the General Partner (since 2000). Previously, he served as Director - NGL Marketing for Conoco, Inc., where he spent 20 years in various positions of increasing responsibility in propane marketing, operations, and supply.

Andrew J. Peyton is Vice President - Corporate Development of the General Partner (since 2012). Previously, he served the General Partner as Vice President - Sales and Marketing (2010 to 2012), General Manager, Southern Region and Northeast Region (2009 to 2010) and General Manager, Southern Region (2006 to 2009). Prior to joining the General Partner, Mr. Peyton served in a variety of positions, including national accounts and product management, during his more than ten year tenure at Ryerson, Inc.

Kathy L. Prigmore is Vice President - Operations Support and Customer Advocacy of the General Partner (since 2012). She previously served as General Manager of the Northeast Region (2006 to 2008 and 2010 to 2012) and as a member of the team leading the development and roll-out of the General Partner’s proprietary revenue system (2008 to 2010). Prior to 2006, Ms. Prigmore held various positions of increasing responsibility with the General Partner, including Vice President and General Manager of the former Mountain Central Region and Group Director, Process Improvement and Training since joining the General Partner in 1983.

Kevin Rumbelow is Vice President - Supply Chain of the General Partner (since March 2012). Previously, Mr. Rumbelow served as the General Partner’s Vice President - Operations Support (2006 to 2012). Prior to joining the General Partner, Mr. Rumbelow spent over 20 years at Rohm and Haas Company in Philadelphia, Pennsylvania and the United Kingdom, in positions of increasing responsibility, including Corporate Logistics/Supply Chain Director (2000 to 2006), North American Region Logistics Manager (1998 to 2000), and Inter Regional Logistics Manager (1996 to 1998).

Steven A. Samuel is Vice President - Law and General Counsel of the General Partner (since 2011). Previously, Mr. Samuel served the General Partner as Vice President - Law and Associate General Counsel (2008 to 2011); Group Counsel - Propane (2004 to 2007); Senior Counsel (1999 to 2004) and Counsel (1996 to 1999). He joined UGI Corporation as Associate Counsel in 1993.
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
Executive Sessions

Non-management directors meet at regularly scheduled executive sessions without management present. These sessions are led by Mr. Schlanger, who currently holds the position of Presiding Director.
Communications with the Board of Directors and Non-management Directors
Interested persons wishing to communicate directly with the Board of Directors, an individual non-management director, or the non-management directors as a group may do so by sending written communications addressed to them c/o AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482. Any communications directed to the Board of Directors, an individual non-management director, or the non-management directors as a group from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee of the Board.
Any communications directed to the Board of Directors, an individual non-management director, or the non-management directors as a group from employees or others that concern complaints regarding accounting, financial statements, internal controls, ethical, or auditing matters will be handled in accordance with procedures adopted by the Audit Committee of the Board.
All other communications directed to the Board, an individual non-management director, or the non-management directors as a group are initially reviewed by the Corporate Secretary. In the event the Corporate Secretary has any question as to whether the directors should be made aware of any issue raised, the Corporate Secretary shall be entitled to consult with the Chair of the Board in making such determination. The Corporate Secretary will distribute communications to the Board, an individual director, or to selected directors, depending on the content of the communication. The Corporate Secretary maintains a log of all such communications that is available for review for one year upon request of any member of the Board.
Typically, we do not forward to our Board of Directors communications from our shareholders or other parties that are of a personal nature or are not related to the duties and responsibilities of the Board, including, but not limited to junk mail & mass mailings, resumes and other forms of job inquiries, opinion surveys and polls, business solicitations or advertisements.
These procedures have been posted on the Partnership’s website at www.amerigas.com; see “Investor Relations - Corporate Governance - click the “Investor Relations” caption, then click the “Corporate Governance” caption, then click on “Contact AmeriGas Propane, Inc. Board of Directors”).
Section 16(a) — Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that, during Fiscal 2014, all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them. However, Mr. Samuel was inadvertently late in filing one Form 4 relating to an August 19, 2013 acquisition of 61 AmeriGas Partners, L.P. Common Units and filed a Form 5 on November 13, 2014 to correct the oversight.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Compensation/Pension Committee of the General Partner are Messrs. Schlanger (Chair) and Marrazzo and Mrs. Pol. None of the members is a former or current officer or employee of the General Partner or any of its subsidiaries. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2014.

Compensation/Pension Committee
Marvin O. Schlanger, Chairman
William J. Marrazzo
Anne Pol

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Jerry E. Sheridan, our President and Chief Executive Officer; Hugh J. Gallagher, our Vice President - Finance and Chief Financial Officer; John L. Walsh, our Vice Chairman; R. Paul Grady, our Vice President and Chief Operating Officer; and Steven A. Samuel, our Vice President - Law and General Counsel. We refer to these executive officers as our “named executive officers” for Fiscal 2014.
Compensation decisions for Messrs. Sheridan, Gallagher, Grady, and Samuel (collectively, the “AmeriGas NEOs”) were made by the independent members of the Board of Directors of the General Partner after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Mr. Walsh were made by the independent members of the Board of Directors of UGI Corporation after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to AmeriGas Propane, Inc. and/or UGI Corporation and the term “Committee” or “Committees” to refer to the AmeriGas Propane, Inc. Compensation/Pension Committee and/or the UGI Corporation Compensation and Management Development Committee as appropriate in the relevant compensation decisions, unless the context indicates otherwise. We will use the term “Company” or “General Partner” to refer to AmeriGas Propane, Inc.
On July 29, 2014, the UGI Corporation Board of Directors approved a three-for-two split of UGI Corporation common stock. The record date for the stock split was August 22, 2014 and the share distribution occurred on September 5, 2014. All UGI Corporation share amounts reflected throughout this Proxy Statement have been adjusted for the three-for-two stock split.
Executive Summary

Objectives of Our Compensation Program

Our compensation program for named executive officers is designed to:

•	provide a competitive level of total compensation;

•	motivate and encourage our executives to contribute to our financial success;

•	retain talented and experienced executives; and

•	reward our executives for leadership excellence and performance that promotes sustainable growth in unitholder value.

Fiscal 2014 Components

The following chart summarizes the principal elements of our Fiscal 2014 executive compensation program. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Component	Principal Objectives	Fiscal 2014 Compensation Actions
Base Components
Salary	Compensate executives as appropriate for his or her position, experience and responsibilities based on market data.	Merit salary increases ranged from 3.0% to 5.0%.
Annual Bonus Awards	Motivate executives to focus on achievement of our annual business objectives.	Target incentives ranged from 45% to 120% of salary. Actual bonus payouts to our named executive officers ranged from 74.7% to 160.0% of target, primarily based on achievement of financial goals.
Long-Term Incentive Awards
Performance Units
Align executive interests with unitholder and shareholder interests; create a strong financial incentive for achieving long-term performance goals by encouraging total AmeriGas common unitholder return that compares favorably to other energy master limited partnerships or total UGI shareholder return that compares favorably to other utility-based companies.

The number of performance units awarded in Fiscal 2014 ranged from 3,100 to 63,000. Performance units (payable in AmeriGas Partners common units, other than for Mr. Walsh) will be earned based on total unitholder return relative to (i) master limited partnerships in the Alerian MLP Index, and (ii) the other two propane distribution companies in the Alerian MLP Index, over a three-year period. For Mr. Walsh, performance units will be payable in UGI Corporation common stock based on total shareholder return of Company stock relative to entities in an industry index over a three-year period.

UGI Stock Options
Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performance goals, as the value of stock options is a function of the price of UGI stock.
The number of shares underlying option awards ranged from 13,500 shares to 405,000 shares.
Restricted Units (Discretionary award to Messrs. Sheridan and Samuel)	Reward financial and operational performance over the 2011 to 2013 period and motivate and retain Messrs. Sheridan and Samuel.
Messrs. Sheridan and Samuel received 3,189 and 1,333 restricted units, respectively, which will vest one year from date of grant, provided each executive is an employee as of the vesting date and a cash payout of $29,256 and $12,540, respectively, for the distribution equivalents associated with those units.

Compensation and Corporate Governance Practices

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

•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2014, 70 percent of the principal compensation components, in the case of Mr. Sheridan, and 49 percent to 84 percent of the principal compensation components, in the case of all other named executive officers were variable and tied to financial performance or total shareholder return.

•
AmeriGas Partners awards a substantial portion of compensation in the form of long-term awards, namely stock options and performance units, so that executive officers’ interests are aligned with unitholders and our long-term performance.

•
Annual bonus opportunities for the named executive officers are based primarily on key financial metrics. Similarly, long-term incentives were based on the relative performance of AmeriGas Partners Common Units (or, in the case of Mr. Walsh, UGI Corporation common stock values and relative stock price performance).

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

•
We have a recoupment policy for incentive-based compensation paid or awarded to current and former executive officers in the event of a restatement due to material non-compliance with financial reporting requirements.

•
We have a policy prohibiting directors and executive officers from (i) hedging the securities of AmeriGas Partners and UGI Corporation, (ii) holding AmeriGas Partners and UGI Corporation securities in margin accounts as collateral for a margin loan, and (iii) pledging the securities of AmeriGas Partners and UGI Corporation.

The Compensation Committee believes that, during Fiscal 2014, there was no conflict of interest between Pay Governance and the Compensation Committee. Additionally, the Compensation Committee believes that Pay Governance was independent. In reaching the foregoing conclusions, the Compensation Committee considered the factors set forth by the New York Stock Exchange regarding compensation committee advisor independence.

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

In Fiscal 2014, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards, discretionary restricted unit awards, and UGI Corporation stock option grants), perquisites, retirement benefits and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation
In determining Fiscal 2014 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:

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

Pay Governance has not provided actuarial or other services relating to pension and post-retirement plans or services related to other benefits to us or our affiliates, and generally all of its services are those that it provides to the Committees. Pay Governance has provided market data for positions below the senior executive level as requested by management as well as market data for director compensation, but its fees for this work historically are modest relative to its overall fees.

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2013 by Pay Governance. Pay Governance provided us with two reports: the “2013 Executive Cash Compensation Review” and the “2013 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance’s analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity (both within and among our business units) and sustained individual and company performance, when setting our executives’ compensation.

For the AmeriGas NEOs, the executive compensation analysis is based on general industry data in Towers Watson’s 2013 General Industry Executive Compensation Database (“General Industry Database”). For Mr. Walsh, the analysis was based on the General Industry Database and Towers Watson’s 2013 Energy Services Executive Compensation Database (“Energy Services Database”). Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position (($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500)). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of our nonutility and utility businesses. Towers Watson’s General Industry Database is comprised of approximately 440 companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Towers Watson Energy Services Database is comprised of approximately 105 companies, primarily utilities.

We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range for his or her salary grade approximates the 50th percentile of “going rate” for comparable executives included in the executive compensation database material referenced by Pay Governance. By comparable executive, we mean an executive having a similar range of responsibilities and the experience to fully perform these responsibilities. Pay Governance size-adjusted the survey data to account for the relative revenues of the survey companies in relation to ours. In other words, the adjustment reflects the expectation that a larger company would be more likely to pay a higher amount of compensation for the same position than a smaller company. Using this adjustment, Pay Governance developed going rates for positions comparable to those of our executives, as if the companies included in the respective databases had revenues similar to ours. We believe that Pay Governance’s application of size adjustments to applicable positions in these databases is an appropriate method for establishing market rates. After consultation with Pay Governance, we considered salary grade midpoints that were within 15 percent of the median going rate developed by Pay Governance to be competitive.

Elements of Compensation

Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners and UGI Corporation, as the case may be.
As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2013, we increased the range of salary in each salary grade for Fiscal 2014 for each named executive officer, other than Mr. Walsh, by 2 percent. The Committee established Mr. Walsh’s Fiscal 2014 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Walsh, this resulted in an increase of the range of salary in his salary grade from the prior year of less than 1 percent.

For Fiscal 2014, the merit increases were targeted at 3 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual’s contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Sheridan and Walsh, in their capacities as chief executive officers of the General Partner and UGI Corporation, respectively, had additional goals and objectives for Fiscal 2014, as established during the first quarter of Fiscal 2014. Mr. Sheridan’s annual goals and objectives for Fiscal 2014 included achievement of annual financial goals, leadership in driving the General Partner’s safety and customer service culture, and implementation of the General Partner’s growth strategies. Mr. Walsh’s annual goals and objectives included the achievement of annual financial goals, development of the Company’s senior management team, and leadership in identifying investment opportunities for the Company and its subsidiaries. All named executive officers received a salary in Fiscal 2014 that was within 89 percent to 112 percent of the midpoint for his salary range.

The following table sets forth each named executive officer’s Fiscal 2014 salary.

Name	Salary	Percentage Increase over Fiscal 2013 Salary
Jerry E. Sheridan	$506,750	5.0%(1)
Hugh J. Gallagher	$285,000	4.5%(2)
John L. Walsh	$1,028,300	5.0%(3)
R. Paul Grady	$424,372	3.0%
Steven A. Samuel	$257,800	3.5%

(1)
Mr. Sheridan received a merit salary increase of 5.0% in Fiscal 2014, plus an equity adjustment of $8,000 to better align Mr. Sheridan’s salary with the market data provided by Pay Governance. Including this equity adjustment, Mr. Sheridan’s total increase in salary was 6.7% over Fiscal 2013.

(2)
Mr. Gallagher received a merit salary increase of 4.5% in Fiscal 2014, plus an equity adjustment of $8,075 to better align Mr. Gallagher’s salary with the market data provided by Pay Governance. Including this equity adjustment, Mr. Gallagher’s total increase in salary was 7.5% over Fiscal 2013. For purposes of the comparison to Fiscal 2013, an annualized salary that assumed Mr. Gallagher had served as the Vice President - Finance and Chief Financial Officer for the entire Fiscal 2013 was used.

(3)	For purposes of the comparison to Fiscal 2013, an annualized salary that assumed Mr. Walsh had served as the President and Chief Executive Officer for the entire Fiscal 2013 was used.
Annual Bonus Awards
Our annual bonus plans provide our named executive officers with the opportunity to earn an annual cash incentive, provided that certain performance goals are satisfied. Our annual cash incentive is intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of unitholder or shareholder value. We also believe that annual bonus payments to our most senior executives should reflect our overall financial results for the fiscal year and that the Partnership’s earnings before interest, taxes, depreciation (“EBITDA”), as adjusted, and amortization and UGI’s earnings per share (“EPS”), as adjusted, provide straightforward, “bottom line” measures of performance.
The Partnership’s Fiscal 2014 EBITDA is adjusted to exclude the mark-to-market loss in unsettled commodity hedging instruments (“Adjusted EBITDA”) and UGI Corporation’s Fiscal 2014 EPS is adjusted to exclude (i) the mark-to-market loss in unsettled commodity hedging instruments in its Midstream & Marketing and AmeriGas Propane businesses ($.04 per diluted share), and (ii) the retroactive effects of changes in French tax legislation ($.03 per diluted share) (“Adjusted EPS”).
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
The AmeriGas NEOs participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan (the “AmeriGas Bonus Plan”). For the AmeriGas NEOs, 90 percent of the target award opportunity was based on AmeriGas Partners’ Adjusted EBITDA, subject to modification based on achievement of AmeriGas Partners’ customer growth goal, as described below. The other 10 percent was based on achievement of customer service goals, but contingent on a payout under the financial component of the award. We believe that customer growth and customer service for AmeriGas Partners are important components of the bonus calculation because we foresee no or minimal growth in total demand for propane in the next several years, and, therefore, customer growth and customer service are important factors in our ability to improve the long-term financial performance of AmeriGas Partners. Additionally, the customer growth modification serves to balance the risk of AmeriGas Partners’ achieving short-term annual financial goals at the expense of AmeriGas Partners’ long-term goal to increase its customer base.
Mr. Walsh participates in the UGI Corporation Executive Annual Bonus Plan (the “UGI Bonus Plan”). For reasons similar to those underlying our use of Adjusted EBITDA as a goal for the AmeriGas NEOs, the entire target award opportunity for Mr. Walsh was based on UGI’s Adjusted EPS. We also believe that Adjusted EPS is an appropriate measure for Mr. Walsh because his duties encompass UGI and its affiliated businesses, including the General Partner and AmeriGas partners. Adjusted EPS is not subject to adjustment based on customer growth or similar metrics.

Each Committee has discretion under our executive annual bonus plans to (i) adjust Adjusted EBITDA and Adjusted EPS for extraordinary items or other events as the Committee deems appropriate, (ii) increase or decrease the amount of an award determined to be payable under the bonus plan by up to 50 percent, and (iii) review quantitative factors (such as performance) and qualitative factors (such as individual performance and overall contributions to the General Partner and UGI) when determining the annual bonus to be paid to an executive who terminates employment during the fiscal year on account of retirement, death or disability. The AmeriGas Bonus Plan and the UGI Bonus Plan each provides that, unless the Committee determines otherwise, all executive officers who have not fulfilled their respective equity ownership requirements receive as part of their ongoing compliance up to 10 percent of their gross annual bonus in fully vested AmeriGas Partners common units or UGI Corporation stock, as applicable.

As noted above, the 90 percent component of the bonus award opportunity for each of the AmeriGas NEOs was based on Adjusted EBITDA of AmeriGas Partners, subject to modification based on customer growth and structured so that no amount would be paid unless AmeriGas Partners Adjusted EBITDA was at least 90 percent of the target amount, while 200 percent of the target bonus could be payable if Adjusted EBITDA equaled or exceeded 110 percent of the target amount. The percentage of target bonus payable based on the level of achievement of Adjusted EBITDA is referred to as the “Adjusted EBITDA Leverage Factor.” The Adjusted EBITDA Leverage Factor is then modified to reflect the degree of achievement of a predetermined customer growth objective (“Customer Growth Leverage Factor”). For Fiscal 2014, the percentage representing the Customer Growth Leverage Factor ranged from 80 percent if the growth target was not achieved, to a maximum of 120 percent if growth exceeded the target. We believe the Customer Growth Leverage Factor for Fiscal 2014 represented an achievable but challenging growth target. Once the Adjusted EBITDA Leverage Factor and Customer Growth Leverage Factor are determined, the Adjusted EBITDA Leverage Factor is multiplied by the Customer Growth Leverage Factor to obtain a total adjusted leverage factor (the “Total Adjusted Leverage Factor”). The Total Adjusted Leverage Factor is then multiplied by the target bonus opportunity to arrive at the 90 percent portion of the bonus award payable for the fiscal year. The actual Adjusted EBITDA achieved for Fiscal 2014 was $664.8 million. The applicable range for targeted Adjusted EBITDA for bonus purposes for Fiscal 2014 was $645 million to $675 million. The remaining 10 percent component of the bonus award opportunity for each of the AmeriGas NEOs was based on customer service goals. For Fiscal 2014, the General Partner engaged a third party company to conduct surveys of the Partnership’s customers in order to better understand customer satisfaction with services provided by the Partnership. Each individual survey is given an overall satisfaction score and the scores are then aggregated by the third party company to calculate a total score known as a net promoter score. The award opportunity for the customer service component of the bonus for each of the AmeriGas NEOs was structured so that no amount would be paid unless the net promoter score was at least 90 percent of the net promoter score target, with the target bonus award being paid out if the net promoter score was 100 percent of the targeted goal. The maximum award, equal to 150 percent of the targeted award, would be payable if the net promoter score exceeded the net promoter score target. Because the threshold net promoter score was not attained for Fiscal 2014, the AmeriGas NEOs did not receive a bonus payout for the 10 percent customer service component of their respective bonus awards. As a result of the calculation described above, Messrs. Sheridan, Gallagher, Grady, and Samuel each received a bonus payout equal to 74.7 percent of his target for Fiscal 2014.

The bonus award opportunity for Mr. Walsh was structured so that no amounts would be paid unless UGI’s Adjusted EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s Adjusted EPS was 100 percent of the targeted Adjusted EPS. The maximum award, equal to 200 percent of the target award, would be payable if Adjusted EPS equaled or exceeded 120 percent of the Adjusted EPS target. The targeted Adjusted EPS for bonus purposes for Fiscal 2014 was established to be in the range of $1.73 to $1.80 per UGI common share, and Adjusted EPS achieved for Fiscal 2014 was $1.99. The Committee exercised its discretion and adjusted the actual Adjusted EPS for bonus purposes to (i) exclude the impact of transition expenses incurred during Fiscal 2014 associated with a potential acquisition in France, and (ii) include the retroactive effects of changes in French tax legislation that had been excluded from Adjusted EPS. As a result, Adjusted EPS, as adjusted for purposes of the bonus calculation, was $1.98 and Mr. Walsh received a bonus payout equal to 160 percent of his target award for Fiscal 2014.

The following annual bonus payments were made for Fiscal 2014:

Name	Percent of Target Bonus Paid	Payout
Jerry E. Sheridan	74.7%	$302,834
Hugh J. Gallagher(1)	74.7%	$106,448
John L. Walsh	160.0%	$1,974,336
R. Paul Grady(1)	74.7%	$174,353
Steven A. Samuel	74.7%	$86,659
(1) Messrs. Gallagher and Grady each received 10 percent of their annual bonus payment in AmeriGas Partners common units in accordance with the General Partner’s equity ownership policy.
Long-Term Compensation - Fiscal 2014 Equity Awards
Background and Determination of Grants - Stock Options, Performance Units and Restricted Units
Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage executives to hold a significant equity stake in our Company in order to align the executives’ interests with shareholder interests. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market.

Our long-term compensation for Fiscal 2014 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. In addition, Messrs. Sheridan and Samuel each received an AmeriGas Partners restricted unit award as described below. AmeriGas Partners performance units and restricted units were awarded under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “AmeriGas 2010 Plan”). UGI Corporation stock options and performance units were awarded under the UGI Corporation 2013 Omnibus Incentive Compensation Plan (the “2013 Plan”). UGI Corporation stock options generally have a term of ten years and become exercisable in three equal annual installments beginning on the first anniversary of the grant date. The AmeriGas NEOs were each awarded AmeriGas Partners performance unit awards tied to two different metrics: (i) the three-year total return performance of AmeriGas Partners common units relative to that of the entities in the Alerian MLP Index, and (ii) the three-year total return performance of AmeriGas Partners common units relative to that of the other two retail propane distribution companies included in the Alerian MLP Index (the “Propane MLP Group”). Mr. Walsh was awarded UGI Corporation performance units tied to the three-year total return performance of UGI common stock relative to that of the companies in the Adjusted Russell MidCap Utilities Index. Each performance unit represents the right of the recipient to receive a common unit or share of common stock if specified performance goals and other conditions are met.

As is the case with cash compensation and annual bonus awards, we referenced Pay Governance’s analysis of executive compensation database information in establishing equity compensation for the named executive officers. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2014, we initially referenced (i) median salary information, and (ii) competitive market-based long-term incentive compensation information, both as calculated by Pay Governance.

For the AmeriGas NEOs, we initially applied approximately 35 percent of the amount of his long-term incentive opportunity to stock options and approximately 65 percent to AmeriGas performance units (of which 45 percent is applied to AmeriGas Partners performance compared to the Alerian MLP Index and 20 percent to AmeriGas Partners performance compared to the Propane MLP Group). For Mr. Walsh, we initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We believe this bifurcation provides a good balance between two related, but discrete, goals. Because the value of stock options is a function of the appreciation or depreciation of stock price, stock options are designed to align the executive’s interests with shareholder interests. As explained in more detail below, the performance units are designed to encourage increased total shareholder or unitholder return over a period of time.
For Fiscal 2014 equity awards, Pay Governance provided the competitive market incentive levels based on its assessment of accounting values. Pay Governance then provided data for our long-term incentive values by utilizing accounting values. Accounting values are reported directly by companies to the survey databases and are determined in accordance with GAAP.
While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI stock options and AmeriGas Partners and UGI performance units calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under the UGI Corporation 2004 Omnibus

Equity Compensation Plan Amended and Restated as of December 5, 2006 (the “2004 Plan”) and 2013 Plan, as applicable, for the fiscal years 2012 through 2014, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal 4.67 shares. The adjustments generally resulted in decrease in both the number of shares underlying options and the number of performance units awarded to each named executive officer, in each case as compared to amounts calculated by Pay Governance using accounting values.
As a result of the Committee’s acceptance of management’s recommendations, the named executive officers received between approximately 91 percent and 98 percent of the total dollar value of long-term compensation opportunity recommended by Pay Governance using the accounting values. The actual grant amounts based on the foregoing analysis are as follows:

Name	Shares Underlying Stock Options # Granted	Performance Units Alerian MLP Index # Granted	Performance Units Propane MLP Group # Granted
Jerry E. Sheridan(1)	85,500	9,500	8,000
Hugh J. Gallagher	20,250	2,200	2,000
John L. Walsh	405,000	(2)	(2)
R. Paul Grady	33,000	3,700	3,300
Steven A. Samuel(3)	13,500	1,600	1,500

(1)	Mr. Sheridan was also awarded 3,189 AmeriGas Partners restricted units with distribution equivalents during Fiscal 2014.

(2)	Mr. Walsh was awarded 63,000 UGI performance units during Fiscal 2014.

(3)	Mr. Samuel was also awarded 1,333 AmeriGas Partners restricted units with distribution equivalents during Fiscal 2014.
Peer Groups and Performance Metrics
While the number of performance units awarded to the named executive officers was determined as described above, the actual number of common units or shares underlying performance units that are paid out at the expiration of the three-year performance period will be based upon AmeriGas Partners’ total unitholder return (“TUR”) or UGI total shareholder return (“TSR”) over the period from January 1, 2014 to December 31, 2016. The AmeriGas Compensation Committee approved a change for the January 1, 2014 performance unit awards, after considering input from Pay Governance, to the long-term incentive plan design to include a second relative total return metric. The Committee determined that the link between pay and performance would be strengthened by adding a second peer group comparing AmeriGas Partners TUR to the TUR of its two publicly traded retail propane distribution competitors, Ferrellgas Partners, L.P. (“FGP”) and Suburban Propane Partners, L.P. (“SPP”). FGP and SPP are the only retail propane distribution companies included in the Alerian Index. The Committee believes that adding a second metric takes into account the operational and competitive perspectives unique to the propane segment of the MLP market.
For AmeriGas Partners performance units tied to the Alerian MLP Index, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Alerian MLP Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TUR, we use the average of the daily closing prices for AmeriGas Partners’ common units and those of each of the entities in the Alerian MLP Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. The minimum award, equivalent to 25 percent of the number of performance units, will be payable if the Partnership’s TUR rank is at the 25th percentile of the Alerian MLP Index. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TUR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the Partnership’s TUR rank is at the 90th percentile of the Alerian MLP Index. If an entity is added to the Alerian MLP Index during a three-year performance period, we do not include that entity in our TUR analysis. The entities comprising the Alerian MLP Index as of January 1, 2014 were as follows:

Alliance Holdings GP, L.P.	Genesis Energy, L.P.	PAA Natural Gas Storage, L.P.
Alliance Resource Partners, L.P.	Holly Energy Partners, L.P.	Penn Virgina Resource Partners, L.P.
AmeriGas Partners, L.P.	Kinder Morgan Energy Partners, L.P.	Pioneer Southwest Energy Partners L.P.
Boardwalk Pipeline Partners, LP	Kinder Morgan Management, LLC	Plains All American Pipeline, L.P.
Buckeye Partners, L.P.	Legacy Reserves LP	Regency Energy Partners LP
Calumet Specialty Products Partners, L.P.	Linn Energy, LLC	Spectra Energy Partners, LP
Crestwood Equity Partners, LP	Magellan Midstream Partners, L.P.	Suburban Propane Partners, L.P.
DCP Midstream Partners, LP	Markwest Energy Partners, L.P.	Sunoco Logistics Partners L.P.
El Paso Pipeline Partners, L.P.	Martin Midstream Partners L.P.	TC PipeLines, LP
Enbridge Energy Management, L.L.C.	Natural Resource Partners L.P.	Targa Resources Partners LP
Enbridge Energy Partners, L.P.	Navios Maritime Partners L.P.	Teekay LNG Partners L.P.
Energy Transfer Equity, L.P.	Nisak Gas Storage Partners LLC	Teekay Offshore Partners L.P.
Energy Transfer Partners, L.P.	NuStar Energy L.P.	Vanguard Natural Resources LLC
Enterprise Products Partners L.P.	Nustar GP Holdings, LLC	Western Gas Partners, LP
EV Energy Partners, L.P.	ONEOK Partners, L.P.	Williams Partners L.P.
Ferrellgas Partners, L.P.

With respect to AmeriGas Partners performance units tied to the Propane MLP Group, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Propane MLP Group using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TUR, we will use the average price for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. No payout will occur unless AmeriGas Partners has the highest TUR for the performance period as compared to the other companies in the Propane MLP Group. The target and maximum award, equivalent to 150 percent of the number of performance units, will be payable if AmeriGas Partners has the highest TUR of the companies comprising the Propane MLP Group. If one of the other two companies in the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“Adjustment Event”) during the first year of the performance period, then the performance units tied to the Propane MLP Group will become payable at the end of the three-year performance period based on AmeriGas Partners TUR performance compared to the Alerian MLP Index. If an Adjustment Event occurs during the second year of the performance period, then the performance units will be tied (i) 50 percent to the Alerian MLP Index calculated through the end of the three-year performance period and (ii) 50 percent to the Propane MLP Group based on AmeriGas Partners TUR performance calculated using the average price for the 90 day period immediately preceding the first public announcement of the Adjustment Event. If an Adjustment Event occurs during the third year of the performance period, then the performance units tied to the Propane MLP Group will be payable based on AmeriGas Partners TUR performance compared to the performance of the Propane MLP Group calculated using the average price for the 90 day period immediately preceding the first public announcement of the Adjustment Event.
With respect to UGI performance units, we will compare the TSR of UGI’s common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TSR, the Company uses the average of the daily closing prices for its common stock and the common stock of each company in the Adjusted Russell MidCap Utilities Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. We will only remove a company that was included in the Adjusted Russell MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2014 were as follows:

AGL Resources Inc.	FirstEnergy Corp.	Pepco Holdings, Inc.
Alliant Energy Corporation	Great Plains Energy Inc.	Pinnacle West Capital Corp.
Ameren Corporation	Hawaiian Electric Industries, Inc.	PPL Corporation
American Water Works Company, Inc.	Integrys Energy Group, Inc.	Questar Corporation
Aqua America, Inc.	ITC Holdings Corp.	SCANA Corporation
Atmos Energy Corporation	MDU Resources Group, Inc.	Sempra Energy
Calpine Corporation	National Fuel Gas Company	TECO Energy, Inc.
Centerpoint Energy, Inc.	NiSource Inc.	The AES Corporation
CMS Energy Corporation	Northeast Utilities	UGI Corporation
Consolidated Edison, Inc.	NRG Energy, Inc.	Vectren Corporation
DTE Energy Company	OGE Energy Corp.	Westar Energy, Inc.
Edison International	ONEOK, Inc.	Wisconsin Energy Corporation
Energen Corporation	ORMAT Technologies, Inc.	Xcel Energy Inc.
The Company determined that the Adjusted Russell MidCap Utilities Index is an appropriate peer group because the companies included in the Russell MidCap Utilities Index generally are comparable to the Company in terms of market capitalization and the Company is included in the Russell MidCap Utilities Index. The Company, with approval of the Committee, excluded telecommunications companies from the peer group because the nature of the telecommunications business is markedly different from that of other companies in the utilities industry. The minimum award, equivalent to 25 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 25th percentile of the Adjusted Russell MidCap Utilities Index. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TSR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 90th percentile of the Adjusted Russell MidCap Utilities Index.

Each award payable to the named executive officers provides a number of AmeriGas Partners common units or UGI shares equal to the number of performance units earned. After the Committee has determined that the conditions for payment have been satisfied, the General Partner or UGI, as the case may be, has the authority to provide for a cash payment to the named executives in lieu of a limited number of the shares or common units payable. The cash payment is based on the value of the securities at the end of the performance period and is designed to meet minimum statutory tax withholding requirements. In the event that UGI executives earn shares in excess of the target award, the value of the shares earned in excess of target is paid entirely in cash.

All performance units have distribution or dividend equivalent rights, as applicable. A distribution equivalent is an amount determined by multiplying the number of performance units credited to a recipient’s account by the per-unit cash distribution or the per-unit fair market value of any non-cash distribution paid during the performance period on AmeriGas Partners common units on a distribution payment date. A dividend equivalent relates to UGI common stock and is determined in a similar manner. Accrued distribution and dividend equivalents are payable in cash based on the number of common units or UGI common shares, if any, paid out at the end of the performance period.

Discretionary Award - Restricted Units

In addition to the performance units described above, the General Partner’s Compensation Committee and the Executive Committee of the Board of Directors approved a discretionary award of AmeriGas Partners restricted units with distribution equivalents to certain individuals, including Messrs. Sheridan and Samuel. The restricted units were granted to those individuals who had previously been granted, and as of December 31, 2013 had not forfeited, performance units granted under the AmeriGas 2010 Plan for the performance period from January 1, 2011 to December 31, 2013 (“2011 Performance Units”). The 2011 Performance Units did not qualify for payout because AmeriGas Partners TUR did not satisfy the minimum threshold for payout during the performance period. The Committee granted the restricted units (i) in recognition of (a) AmeriGas Partners’ improved financial results over the 2011 to 2013 measurement period, and (b) the substantial progress made on key operational and organizational initiatives during the measurement period, and (ii) to motivate and retain Messrs. Sheridan, Samuel and other key executives. The Committee also considered the potential adverse effect on AmeriGas Partners’ common unit price resulting from Energy Transfer Partners, L.P.’s stated intent to divest the common units it had received as partial consideration for the Heritage Propane acquisition. At the time the 2011 Performance Units were granted, the Committee did not consider the potential impact of issuing common units as partial consideration for the Heritage Propane acquisition, including the extent and duration of such impact, on the price of AmeriGas Partners’ common units.

Recipients of the restricted units also received a cash payout approximately equal to the distribution equivalents that would have accumulated and been paid on the 2011 Performance Units had they qualified for payout under the AmeriGas 2010 Plan at the conclusion of the measurement period. The restricted units have a grant date of January 16, 2014 and represent time-restricted AmeriGas Partners common units that will vest upon the earlier of (i) January 16, 2015, provided the executive officer continues to be employed by the General Partner on the vesting date, and (ii) retirement, death or disability. Mr. Sheridan was granted 3,189 restricted units and received a cash payout of $29,256. Mr. Samuel was granted 1,333 restricted units and received a cash payout of $12,540.
Long-Term Compensation - Payout of Performance Units for 2011-2013 Period
During Fiscal 2014, we paid out awards to those executives who received UGI performance units in our 2011 fiscal year covering the period from January 1, 2011 to December 31, 2013. For that period, UGI’s TSR ranked 20th relative to the other companies in the S&P Utilities Index, placing UGI at the 50th percentile ranking, resulting in a 100 percent payout of the target award. AmeriGas Partners’ TUR ranked 36th relative to its peer group, placing AmeriGas Partners below the threshold for a payout. As a result, Mr. Walsh received a performance unit payout of 28,000 shares of UGI common stock (not split-adjusted because the payout occurred in January of 2014 prior to the 3-for-2 stock split effective date) with a payout value, including the dividend equivalent payout, of $1,250,970.
Perquisites and Other Compensation
We provide limited perquisite opportunities to our executive officers. We provide reimbursement for tax preparation services (discontinued in Fiscal 2011 for newly hired executives) and limited spousal travel. Our named executive officers may also occasionally use UGI’s tickets for sporting events for personal rather than business purposes. The aggregate cost of perquisites for all named executive officers in Fiscal 2014 was less than $10,000.
Other Benefits
Our named executive officers participate in various retirement, pension, deferred compensation and severance plans, which are described in greater detail in the Ongoing Plans and Post-Employment Agreements section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although the General Partner provided certain enhanced disability and life insurance benefits to its senior executives, which for the AmeriGas NEOs had a total aggregate cost in Fiscal 2014 of less than $20,000.
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
AmeriGas Propane, Inc. Savings Plan (the “AmeriGas Savings Plan”)
This plan is a tax-qualified defined contribution plan for employees of the General Partner. Subject to Code limits, which are the same as described below with respect to the UGI Savings Plan, an employee may contribute, on a pre-tax basis, up to 50 percent of his or her eligible compensation, and the General Partner provides a matching contribution equal to 100 percent of the first 5 percent of eligible compensation contributed in any pay period. Participants in the AmeriGas Savings Plan may invest amounts credited to their account among a number of funds, including the UGI stock fund. Each of the AmeriGas NEOs is eligible to participate in the AmeriGas Savings Plan.
UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Internal Revenue Code (the “Code”) limitations (which, among other things, limited annual contributions in 2014 to $17,500), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009 who are not eligible to participate in the UGI Pension Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including the Company’s stock fund. Mr. Walsh is eligible to participate in the UGI Savings Plan.

Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)
This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Mr. Walsh participates in the UGI Pension Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2014 and accompanying narrative for additional information.
UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan
UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh participates in the UGI Corporation Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2014 and accompanying narrative for additional information.
UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the Company matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh is eligible to participate in the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2014 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. The AmeriGas NEOs participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2014 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
The General Partner maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. The AmeriGas NEOs are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2014 and accompanying narrative for additional information.
UGI Corporation 2009 Deferral Plan, As Amended and Restated Effective June 1, 2010
This plan provides deferral options that comply with the requirements of Section 409A of the Code related to (i) all phantom units and stock units granted to the General Partner’s and UGI’s non-employee Directors, (ii) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, (iii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan, and (iv) the 2009 UGI Corporation SERP. If an eligible participant elects to defer payment under the plan, the participant may receive future benefits after separation from service as (x) a lump sum payment, (y) annual installment payments over a period between two and ten years, or (z) one to five retirement distribution amounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than stock units and phantom units, will be deemed to be invested in investment funds selected by the participant from among a list of available funds. The plan also provides newly eligible participants with a deferral election that must be acted upon promptly.
Severance Pay Plans for Senior Executive Employees
The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner’s plan covers the AmeriGas NEOs and the UGI plan covers Mr. Walsh. See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the severance plans.
Change in Control Agreements
The General Partner has change in control agreements with each of the AmeriGas NEOs and UGI has a change in control agreement with Mr. Walsh. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of the change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for good reason within two years following a change in control of UGI (and, in the case of the AmeriGas NEOs, the General Partner or AmeriGas Partners). See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the change in control agreements.
Equity Ownership Guidelines
We seek to align executives’ interests with unitholder and shareholder interests through our equity ownership guidelines. We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners, or, if applicable, UGI, we will enhance the link between our executives and unitholders or stockholders. Under our guidelines, an executive must meet 10 percent of the ownership requirement within one year from the date of employment or promotion. The AmeriGas Bonus Plan and the UGI Bonus Plan each provides that, unless the Committee determines otherwise, all executive officers who have not fulfilled their equity ownership requirement receive up to 10 percent of their gross annual bonus in fully vested AmeriGas Partners common units or UGI Corporation stock. In addition, the guidelines require that 50 percent of the net proceeds from a “cashless exercise” of UGI stock options be used to purchase equity until the ownership requirement is met. The guidelines also require that, until the equity ownership requirement is met, the executive retain all common units or UGI shares received in connection with the payout of performance units. Up to 20 percent of the ownership requirement may be satisfied through holdings of UGI common stock in the executive’s account in the relevant savings plan.
As of September 30, 2014, the equity ownership requirements for the named executive officers were as follows: (1) Mr. Sheridan - 40,000 common units; (2) Mr. Gallagher - 12,000 common units; (3) Mr. Walsh - 225,000 UGI corporation common shares; (4) Mr. Grady - 20,000 common units; and (5) Mr. Samuel - 6,000 common units. Messrs. Sheridan, Gallagher, Grady, and Samuel are permitted to satisfy their requirements through ownership of AmeriGas Partners common units, UGI common stock, or a combination of AmeriGas Partners common units and UGI common stock, with each AmeriGas Partners common unit equivalent to 1.5 shares of UGI common stock. Although not all named executive officers have met their respective ownership requirements due to the amount of time they have served in their current positions, all named executive officers are in compliance with the guidelines requiring the accumulation of units or common shares over time.
Stock Option Grant Practices
The Committees approve annual stock option grants to executive officers in the last calendar quarter of each year, to be effective the following January 1. The exercise price per share of the options is equal to or greater than the closing share price of UGI’s common stock on the last trading day of December. A grant to a new employee is generally effective on the later of the date the employee commences employment with us or the date the Committee authorizes the grant. In either case, the exercise price is equal to or greater than the closing price per share of UGI’s common stock on the effective date of grant. From time to time, management recommends stock option grants for non-executive employees, and the grants, if approved by the Committee, are effective on or after the date of Committee action and have an exercise price equal to or greater than the closing price per share of UGI’s common stock on the effective date of grant. We believe that our stock option grant practices are appropriate and effectively eliminate any question regarding “timing” of grants in anticipation of material events.
Role of Executive Officers in Determining Executive Compensation
In connection with Fiscal 2014 compensation, Mr. Walsh, aided by our corporate human resources department, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Mr. Walsh did not make recommendations as to his own compensation and was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized information provided by Mr. Walsh, and valued Mr. Walsh’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation made by the Committee for all named executive officers, except Messrs. Sheridan and Walsh, for whom executive compensation decisions were made by the independent members of the appropriate Board of Directors following Committee recommendations.
Tax Considerations
In Fiscal 2014, we paid salary and annual bonus compensation to named executive officers that were not fully deductible under U.S. federal tax law because it did not meet the statutory performance criteria. Section 162(m) of the Code precludes us from deducting certain forms of compensation in excess of $1,000,000 paid to the named executive officers in any one year. Our policy generally is to preserve the federal income tax deductibility of equity compensation paid to our executives by making it performance-based. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.
RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2013. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.
SUMMARY COMPENSATION TABLE

The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and our 3 other most highly compensated executive officers in Fiscal 2014.
Summary Compensation Table — Fiscal 2014

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (1)(c)	Bonus ($) (d)	Stock Awards ($) (2)(e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (6) (j)
J. E. Sheridan	2014	506,018	0	866,967	420,546	302,834	0	110,391	2,206,756
President and	2013	474,539	0	678,156	338,366	255,371	0	76,241	1,822,673
Chief Executive Officer	2012	410,220	0	603,500	305,110	0	0	48,587	1,367,417
H. J. Gallagher	2014	284,538	0	173,552	99,603	106,448	48,868	42,431	755,440
Vice President - Finance	2013	91,731	0	59,103	9,441	37,100	6,696	10,519	214,590
Chief Financial Officer									0
J. L. Walsh	2014	1,027,169	0	2,053,380	1,992,060	1,974,336	1,009,878	41,037	8,097,860
Vice Chairman	2013	856,377	0	1,877,710	1,060,319	902,454	481,670	26,618	5,205,148
	2012	701,470	0	760,500	543,065	413,478	651,008	27,985	3,097,506
R. P. Grady	2014	432,248	0	290,026	162,316	174,353	10,022	60,560	1,129,525
Vice President and	2013	411,791	0	280,315	132,972	152,283	0	56,657	1,034,018
Chief Operating Officer	2012	300,000	0	833,995	123,395	0	25,940	100,131	1,383,461
S. A. Samuel	2014	257,597	0	184,438	66,402	86,659	4,827	47,304	647,227
Vice President - Law and General Counsel	2013	248,863	0	110,637	52,239	75,298	0	34,574	521,611

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year. Mr. Gallagher received a prorated salary in Fiscal 2013 based on his employment date of May 20, 2013 with the General Partner. Mr. Walsh’s Fiscal 2013 salary reflects the portion of Fiscal 2013 that he served as President and Chief Operating Officer (until April 1, 2013) as well as his promotion to President and Chief Executive Officer (effective April 1, 2013).

(2)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units, restricted units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2014 and in Exhibit No. 99 to

this Report. The Fiscal 2014 amounts in column (e) for Messrs. Sheridan and Samuel include 3,189 and 1,333 AmeriGas Partners restricted units, respectively. See Compensation Discussion & Analysis and the Grants of Plan-Based Awards Table - Fiscal 2014 for more information on Messrs. Sheridan’s and Samuel’s awards. In addition, the Fiscal 2013 amounts shown in column (e) for Messrs. Sheridan, Grady and Samuel include AmeriGas Partners phantom units with distribution equivalents of 1,821, 1,370, and 677, respectively, in recognition of their contributions and leadership with respect to the acquisition and integration of Heritage Propane.

(3)
The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan. Messrs. Sheridan, Gallagher, and Grady received 10% of their respective payouts in AmeriGas Partners Common Units in compliance with the Company’s ongoing equity ownership compliance requirements.

(4)
The amounts shown in column (h) of the Summary Compensation Table - Fiscal 2014 reflect (i) for Messrs. Gallagher, Walsh, Grady, and Samuel, the change in the actuarial present value from September 30, 2013 to September 30, 2014 of the named executive officer’s accumulated benefit under UGI’s defined benefit pension plans, including, with respect to Messrs. Walsh and Gallagher, the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Messrs. Gallagher, Grady, and Samuel each have vested annual benefit amounts under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $37,100, $12,695, and $4,827, respectively. Messrs. Gallagher and Grady are not currently earning benefits under that plan. Mr. Sheridan is not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table - Fiscal 2014 and the Nonqualified Deferred Compensation Table - Fiscal 2014, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table - Fiscal 2014, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2014 was 3.99 percent, which is 120 percent of the federal long-term rate for December 2013. Earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds. The amounts included in column (h) of the Summary Compensation Table - Fiscal 2014 are itemized below.

Name	Change in Pension Value(a)	Above-Market Earnings on Deferred Compensation
J. E. Sheridan	$0	$0
H. J. Gallagher	$48,868	$0
J. L. Walsh	$969,343	$40,535
R. P. Grady	$0	$0
S. A. Samuel	$0	$0
(a) The pension values for Messrs. Grady and Samuel decreased during Fiscal 2014 as follows: Mr. Grady - $9,662 and Mr. Samuel - $4,281.

(5)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table - Fiscal 2014. None of the named executive officers received perquisites with an aggregate value of $10,000 or more during Fiscal 2014. Messrs. Sheridan and Samuel each received a discretionary AmeriGas Partners restricted unit award of 3,189 and 1,333, respectively, in connection with the performance units each was granted for the 2011-2013 performance period (the “2011 Performance Units”) and a cash payout equal to $29,256 and $12,540, respectively, which amounts were intended to approximate the distribution equivalents that would have accumulated on each of Messrs. Sheridan’s and Samuel’s respective awards and been paid on the 2011 Performance Units had they qualified for payout under the AmeriGas 2010 Plan.

Name	Employer Contribution to 401(k) Savings Plan ($)	Employer Contribution to AmeriGas Supplemental Executive Retirement Plan/UGI Supplemental Savings Plan ($)	Discretionary Award ($)	Total ($)
J. E. Sheridan	$13,000	$68,135	$29,256	$110,391
H. J. Gallagher	$16,082	$26,349	$0	$42,431
J. L. Walsh	$5,732	$35,305	$0	$41,037
R. P. Grady	$12,650	$47,910	$0	$60,560
S. A. Samuel	$13,088	$21,676	$12,540	$47,304

(6)
The compensation reported for Mr. Walsh is paid by UGI. For Fiscal 2014, UGI charged the Partnership 49 percent of the total compensation expense, other than the change in pension value, for Mr. Walsh.

Grants of Plan-Based Awards In Fiscal 2014
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2014.
Grants of Plan-Based Awards Table — Fiscal 2014

			Estimated Possible Payouts Under						All Other Stock Awards:	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value
		Board	Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Number of Shares of	Securities Underlying	Price of Option	of Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)(3)	(4)	($/Sh)	Awards
(a)	(a)	(a)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
J. E. Sheridan	10/1/2013	11/21/2013	209,592	405,400	810,800
	1/1/2014	11/21/2013								85,500	27.64	420,546
	1/1/2014	11/21/2013				2,375	9,500	19,000				497,420
	1/1/2014	11/21/2013				0	8,000	12,000				233,440
	1/16/2014	1/16/2014							2,133			91,036
	1/16/2014	1/16/2014							1,056			45,070
H. J. Gallagher	10/1/2013	11/21/2013	73,673	142,500	285,000
	1/1/2014	11/21/2013								20,250	27.64	99,603
	1/1/2014	11/21/2013				550	2,200	4,400				115,192
	1/1/2014	11/21/2013				0	2,000	3,000				58,360
J. L. Walsh	10/1/2013	11/21/2013	740,376	1,233,960	2,467,920
	1/1/2014	11/21/2013								405,000	27.64	1,992,060
	1/1/2014	11/21/2013				15,750	63,000	126,000				2,053,380
R. P. Grady	10/1/2013	11/21/2013	120,670	233,405	466,809
	1/1/2014	11/21/2013								33,000	27.64	162,316
	1/1/2014	11/21/2013				925	3,700	7,400				193,732
	1/1/2014	11/21/2013				0	3,300	4,950				96,294
S. A. Samuel	10/1/2013	11/21/2013	59,977	116,010	232,020
	1/1/2014	11/21/2013								13,500	27.64	66,402
	1/1/2014	11/21/2013				400	1,600	3,200				83,776
	1/1/2014	11/21/2013				0	1,500	2,250				43,770
	1/16/2014	1/16/2014							1,333			56,892

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2014. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2014. The threshold amount shown for Messrs. Sheridan, Gallagher, Grady, and Samuel is based on achievement of (i) 90 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of the customer growth goal, and (ii) 90 percent of the customer service goal. The threshold amount shown for Mr. Walsh is based on achievement of 80 percent of the UGI financial goal.

(2)
The awards shown for Messrs. Sheridan, Gallagher, Grady and Samuel are performance units under the 2010 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be payable if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee. The awards shown for Mr. Walsh are performance units under the UGI Corporation 2013 Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the UGI Corporation 2013 Plan, are analogous to the terms of the performance units granted under the 2010 AmeriGas Long-Term Incentive Plan.

(3)
The awards shown are phantom units granted under the 2010 AmeriGas Long-Term Incentive Plan and represent time-restricted AmeriGas Partners common units that will vest on January 16, 2015, subject to continued employment. In the event of termination of employment for any reason, other than retirement, death or disability, the unvested phantom units and dividend equivalents will be forfeited. In the event of retirement, death or disability during the initial year following the grant, one half of the number of units granted would immediately vest and the remainder are forfeited.

(4)
Options are granted under the UGI Corporation 2013 Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option and the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, and the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, and the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2014 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2014

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock/ Partnership Units that Have Not Vested		Market Value of Shares or Units of Stock/ Partnership Units That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)		(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)		(h)		(i)		(j)
J. E. Sheridan			15,000	(1)	19.60	12/31/2021	1,821	(14)	83,074	(15)	4,500	(17)	0
			21,000	(2)	18.70	3/22/2022	3,189	(16)	145,482	(15)	8,000	(18)	0
			71,250	(3)	21.81	12/31/2022					14,250	(19)	650,085
			85,500	(4)	27.64	12/31/2023					9,500	(20)	433,390
											8,000	(21)	364,960

H. J. Gallagher
	4,687	(5)			21.65	6/30/2021
			8,500	(1)	19.60	12/31/2021
			18,000	(3)	21.81	12/31/2022					1,100	(22)	50,182
	749	(6)	1,501	(6)	27.62	5/19/2023					2,200	(20)	100,364
			20,250	(4)	27.64	12/31/2023					2,000	(21)	91,240

J. L. Walsh	187,500	(7)			16.28	12/31/2018					39,000	(23)	2,397,107
	187,500	(8)			16.13	12/31/2019					34,500	(24)	1,176,105
	187,500	(9)			21.06	12/31/2020					31,500	(25)	1,073,835
	125,000	(1)	62,500	(1)	19.60	12/31/2021					63,000	(26)	2,147,670
	59,500	(3)	119,000	(3)	21.81	12/31/2022
	42,999	(10)	86,001	(10)	25.50	3/31/2023
			405,000	(4)	27.64	12/31/2023
R. P. Grady	30,000	(11)	15,000	(11)	18.69	1/16/2022	1,370	(14)	62,499	(15)	4,500	(27)	0
	14,000	(3)	28,000	(3)	21.81	12/31/2022					5,200	(19)	237,224
			33,000	(4)	27.64	12/31/2023					3,700	(20)	168,794
											3,300	(21)	150,546
S. A. Samuel	9,750	(12)			18.19	12/31/2016	677		30,885		1,800	(17)	0
	9,000	(13)			18.17	12/31/2017	1,333		60,811		1,900	(19)	86,678
	18,000	(8)			16.13	12/31/2019					1,600	(20)	72,992
	18,000	(9)			21.06	12/31/2020					1,500	(21)	68,430
	12,000	(1)	6,000	(1)	19.60	12/31/2021
	11,000	(3)	5,500	(3)	21.81	12/31/2022
			13,500	(4)	27.64	12/31/2023

Note: Column (d) was intentionally omitted.

(1)	These options were granted effective January 1, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2015.

(2)
These options were granted effective March 3, 2012 in connection with Mr. Sheridan’s promotion to president and Chief Executive Officer in 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 3, 2015.

(3)	These options were granted effective January 1, 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2016.

(4)	These options were granted effective January 1, 2014. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2017.

(5)	These options were granted effective July 1, 2011 and were fully vested on July 1, 2014.

(6)
These options were granted effective May 20, 2013 in connection with Mr. Gallagher’s promotion to Vice President - Finance and Chief Financial Officer. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on May 20, 2016.

(7)	These options were granted effective January 1, 2009 and were fully vested on January 1, 2012.

(8)	These options were granted effective January 1, 2010 and were fully vested on January 1, 2013.

(9)	These options were granted effective January 1, 2011 and were fully vested on January 1, 2014.

(10)
These options were granted effective April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on April 1, 2016.

(11)	These options were granted effective January 17, 2012. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 17, 2015.

(12)	These options were granted effective January 1, 2007 and were fully vested on January 1, 2010.

(13)	These options were granted effective January 1, 2008 and were fully vested on January 1, 2011.

(14)
These phantom units have a grant date of December 3, 2012 and represent time-restricted AmeriGas Partners common units that will vest on December 3, 2014, subject to continued employment. In the event of termination of employment for any reason, other than retirement, death or disability, the unvested phantom units and dividend equivalents will be forfeited.

(15)	The amount shown represents the closing price of AmeriGas Partners common units on September 30, 2014 multiplied by the number of phantom units awarded.

(16)
These phantom units have a grant date of January 16, 2014 and represent time-restricted AmeriGas Partners common units that will vets on January 16, 2015, subject to continued employment. In the event of termination of employment for any reason, other than retirement, death or disability, the unvested phantom units and distribution equivalents will be forfeited.

(17)
The amount shown relates to a target award of AmeriGas Partners restricted units granted effective January 1, 2012. The performance measurement period for these restricted units is January 1, 2012 through December 31, 2014. The value of the number of restricted units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. The restricted units will be payable, if at all, on January 1, 2015. As of October 31, 2014, the AmeriGas Partners’ TUR ranking qualified for no payout in respect of this award. See

“Compensation Discussion & Analysis - Long-Term Compensation - Fiscal 2014 Equity Awards” for more information on the TUR performance goal measurements.

(18)
These performance units were awarded March 3, 2012 in connection with Mr. Sheridan’s promotion to Chief Executive Officer in 2012. The measurement period is the same as described in footnote 17 and the performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2015.

(19)
These performance units were awarded January 1, 2013. The measurement period for the performance goal is January 1, 2013 through December 31, 2015. The performance goal is the same as described in footnote 17, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2016.

(20)
These performance units were awarded January 1, 2014. The measurement period for the performance goal is January 1, 2014 through December 31, 2016. The performance goal is the same as described in footnote 17, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2017.

(21)
These performance units were granted effective January 1, 2014. The performance measurement period for these performance units is January 1, 2014 through December 31, 2016. The value of the number of restricted units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the other two retail propane distribution companies included in the Alerian MLP Index as of the first day of the performance measurement period. No payout will occur unless AmeriGas Partners has the highest TUR for the performance period as compared to the other companies in the Propane MLP Group. The target and maximum award, equivalent to 150 percent of the number of performance units, will be payable if AmeriGas Partners has the highest TUR of the companies comprising the Propane MLP Group. The restricted units will be payable, if at all, on January 1, 2017. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2014 Equity Awards for more information on the TUR performance goal measurements.

(22)
These performance units were awarded on May 20, 2013 in connection with Mr. Gallagher’s promotion to Chief Financial Officer. The measurement period is the same as described in footnote 19 and the performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2016.

(23)
The amount shown relates to a target award of UGI performance units granted effective January 1, 2012. The performance measurement period for these performance units is January 1, 2012 through December 31, 2014. The value of the number of performance units that may be earned at the end of the performance period is based on UGI’s TSR relative to that of each of the companies in the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2015. As of October 31, 2014, UGI’s TSR ranking (2nd out of 39 companies) qualified for 193% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2014 Equity Awards for more information on the TSR performance goal measurements.

(24)
These performance units were awarded January 24, 2013. The measurement period for the performance goal is January 1, 2013 through December 31, 2015. The performance goal is the same as described in footnote 23, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2016.

(25)
These performance units were awarded April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer of UGI in 2013. The measurement period is the same as described in footnote 24 and the performance goal is the same as described in footnote 23. The performance units will be payable, if at all, on January 1, 2016.

(26)
These performance units were awarded January 1, 2014. The measurement period for the performance goal is January 1, 2014 through December 31, 2016. The performance goal is the same as described in footnote 24, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2017.

(27)
These performance units were awarded January 17, 2012. The measurement period is the same as described in footnote 17 and the performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2015.

Option Exercises and Stock Vested Table — Fiscal 2014

The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2014 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Mr. Walsh, the number of UGI performance units previously granted that vested in Fiscal 2014, and (4) for Mr. Grady, the value realized was based on the the closing price on the NYSE for AmeriGas Partners Common Units and for Mr. Walsh, the value realized was based on the closing price on the NYSE for shares of UGI common stock, on the vesting date. There was no AmeriGas performance unit payout in Fiscal 2014. For Mr. Gallagher, 1,300 UGI performance units, with a value of $53,898, vested in Fiscal 2014. These performance units were granted to Mr. Gallagher in Fiscal 2011 for his service as Treasurer of UGI Corporation.

	Option Awards		Stock/Unit Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan	213,124	2,283,276	0	0
H. J. Gallagher	29,750	221,533	0	0
J. L. Walsh	180,000	2,428,552	28,000	1,160,880
R. P. Grady	0	0	11,200	495,376
S. A. Samuel	24,000	427,818	0	0

Retirement Benefits

The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2014 and any payments made to the named executive officers in Fiscal 2014 under those plans.
Pension Benefits Table — Fiscal 2014

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan(1)	None	0	0	0
H. J. Gallagher(2)	UGI Utilities Retirement Income Plan	11	305,205	0
	UGI SERP	11	13,964	0
J. L. Walsh	UGI SERP	9	3,187,832	0
	UGI Utilities Retirement Income Plan	9	471,620	0
R. P. Grady(2)	UGI Utilities Retirement Income Plan	5	155,649	0
S. A. Samuel(2)	UGI Utilities Retirement Income Plan	3	33,830	0

(1)	Mr. Sheridan does not participate in any defined benefit pension plan.

(2)
Messrs. Gallagher, Grady and Samuel each have vested annual benefit amounts under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $37,100, $12,695 and $4,827, respectively. Messrs.  Gallagher, Grady and Samuel are not currently earning benefits under that plan.

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

The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2014, the limit on the compensation that may be used is $260,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2014 is $210,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.

Messrs. Walsh and Grady are currently eligible for early retirement benefits under the Pension Plan.
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

Actuarial assumptions used to determine values in the Pension Benefits Table

The amounts shown in the Pension Benefit Table above are actuarial present values of the benefits accumulated through September 30, 2014. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount that, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2014	September 30, 2013
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	4.60%	5.20%
SERP lump sum rate	2.70% for applicable pre-2004 service; 2.50% for other service	3.10% for applicable pre-2004 service; 2.60% for other service
Retirement age:	62	62
Postretirement mortality for Pension Plan	RP-2000, combined, healthy table projected to 2021 using Scale AA without collar adjustments	RP-2000, combined, healthy table projected to 2020 using Scale AA without collar adjustments
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

Nonqualified Deferred Compensation

The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2014

		Executive Contributions in Last Fiscal Year	Employer Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Name		($)	($)		($)	($)	($)(2)
(a)	Plan Name	(b)	(c)		(d)	(e)	(f)
J. E. Sheridan	AmeriGas SERP		68,135	(1)	39,272	0	424,974
H. J. Gallagher	AmeriGas SERP		26,349	(1)	588	0	7,030
J. L. Walsh	UGI Supplemental Savings Plan		35,305	(3)	37,938	0	276,881
R. P. Grady	AmeriGas SERP		47,910	(1)	5,759	0	75,509
S. A. Samuel	AmeriGas SERP		21,676	(1)	24,972	0	216,273
	AmeriGas Non-Qualified	10,271				0
	Deferred Compensation Plan
_________________

(1)
This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2014 in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Sheridan, $324,754; Mr. Gallagher, $32,791; Mr. Walsh, $254,388; Mr. Grady, $91,817; and Mr. Samuel, $61,818.

(3)
This amount represents the employer contribution to the named executive officer under the UGI Supplemental Savings Plan which is also reported in the Summary Compensation Table - Fiscal 2014 in the “All Other Compensation” column.

The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($225,000 in 2014) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

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

The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limits for plan year 2012 was $245,000 for plan year 2013 was $250,000, and for plan year 2014 was $255,000. The Code contribution limit for each of fiscal years 2012 and 2013 was $50,000 and for fiscal year 2014 was $51,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation and the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.
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
Benefits under this arrangement would be equal to 3 times Mr. Sheridan’s base salary and annual bonus and 2 times the base salary and annual bonus of each of Messrs. Gallagher, Grady and Samuel. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Sheridan, Gallagher, Grady and Samuel are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner's medical and dental plans for 3 years in the case of Mr. Sheridan and 2 years in the case of the other AmeriGas executives (in each case less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Sheridan, Gallagher, Grady and Samuel would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2014.”
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
Benefits under this arrangement would be equal to 3 times Mr. Walsh’s base salary and annual bonus. He would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Mr. Walsh is entitled to receive a payment equal to the cost he would incur if he enrolled in UGI’s medical and dental plans for 3 years (less the amount he would be required to contribute for such coverage if he were an active employee). Mr. Walsh would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2014.”
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
Potential Payments Upon Termination or Change in Control Table — Fiscal 2014
The amounts shown in the table below assume that each named executive officer's termination was effective as of September 30, 2014 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer's termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2014” and the “Nonqualified Deferred Compensation Table - Fiscal 2014.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

Potential Payments Upon Termination or Change in Control Table - Fiscal 2014
Name & Triggering Event	Severance Pay($)(1)(2)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
J. E. Sheridan Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,703,460 3,141,850	3,465,278 0 4,214,206	0 0 234,645	0 58,676 75,549	3,465,278 1,762,136 7,666,250
H. J. Gallagher Death Involuntary Termination Without Cause Termination Following Change in Control	0 783,750 997,500	777,863 0 1,173,581	7,020 7,774 67,274	0 57,774 50,366	784,883 849,298 2,288,721
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 5,619,264 8,020,740	9,263,295 0 16,910,262	2,324,481 2,677,973 5,452,596	0 61,523 10,742,431	11,587,776 8,358,760 41,126,029
R. P. Grady Death Involuntary Termination Without Cause Termination Following Change in Control	0 645,779 1,123,956	1,320,075 0 1,612,043	0 0 105,555	0 30,862 34,758	1,320,075 676,641 2,876,312
S. A. Samuel Death Involuntary Termination Without Cause Termination Following Change in Control	0 662,348 863,630	587,833 0 711,007	0 0 48,762	0 67,941 597,095	587,833 730,289 2,220,494
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

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners’ distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2014; and (ii) performance at the greater of actual through September 30, 2014 and target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2014” and “Non-Qualified Deferred Compensation Table - Fiscal 2014.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $10,682,910 for Mr. Walsh and $535,462 for Mr. Samuel in the event of a change in control.

COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2014. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.

Director Compensation Table — Fiscal 2014

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(2)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
B. R. Ford	77,917	56,160	0	0	0	0	134,077
L. R. Greenberg	200,000	0	0	0	0	0	200,000
W. J. Marrazzo	90,000	47,520	0	0	0	0	137,520
A. Pol	70,625	47,520	0	0	0	0	118,145
M. O. Schlanger	87,500	47,520	0	0	0	0	135,020
H. B. Stoeckel	23,125	0	0	0	0	0	23,125
K. R. Turner	85,000	47,520	0	0	0	0	132,520
_________________

(1)
In Fiscal 2014, the General Partner paid its non-management directors an annual retainer of $65,000 for Board service. It paid an additional annual retainer of $20,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $25,000. The General Partner pays no meeting attendance fees to its directors. The General Partner also paid an additional retainer of $7,500 for the chairperson of the Compensation and Management Development and the Corporate Governance Committees. The General Partner also paid its Presiding Director a retainer of $15,000 in Fiscal 2014. Mr. Greenberg will not receive any equity compensation for his service as Non-Executive Chairman.

(2)
All non-employee Directors, excluding Mr. Greenberg, received 1,100 Phantom Units in Fiscal 2014 as part of their annual compensation. The Phantom Units were awarded under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”) approved by the Partnership’s Common Unitholders on July 30, 2010. Each Phantom Unit represents the right to receive an AmeriGas Partners Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service unless otherwise deferred. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2014. For the number of Phantom Units credited to each Director’s account as of September 30, 2014, see Securities Ownership of certain beneficial owners and management and related security holder matters - Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners

The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of October 1, 2014. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

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
Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner

The table below sets forth, as of October 1, 2014, the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Common Units (1)		Number of AmeriGas Partners Phantom Units (11)
J. E. Sheridan	38,639	(2)	49,620
H. J. Gallagher	3,601		0
R. P. Grady	12,974	(3)	1,370
S. A. Samuel	5,721	(4)	3,343
L. R. Greenberg	15,000	(5)	0
J. L. Walsh	7,000	(6)	0
B. R. Ford	1,550	(7)	1,300
W. J. Marrazzo	1,000	(8)	4,117
A. Pol	0		2,281
M. O. Schlanger	1,000	(9)	4,117
K. R. Turner	5,500	(10)	2,924
Directors and executive officers as a group (17 persons)	110,081		72,812
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Sheridan’s Units are held jointly with his spouse.

(3)	Mr. Grady’s Units are held jointly with his spouse.

(4)	Mr. Samuel’s Units are held jointly with his spouse.

(5)	Mr. Greenberg’s Units are held jointly with his spouse.

(6)	Mr. Walsh’s Units are held jointly with his spouse.

(7)
Mr. Ford’s Units are held in the following manner: (i) 1,200 Units are held jointly with his spouse; (ii) 50 Units are held jointly with Colleen Ford; (iii) 50 Units are held jointly with Kevin Ford; (iv) 50 Units are held jointly with Brandon Ford; and (v) 200 Units are held jointly with Brian Ford, Jr.

(8)	Mr. Marrazzo’s Units are held jointly with his spouse.

(9)	The Units shown are owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s Units.

(10)
The Turner Family Partnership holds 1,000 of Mr. Turner’s Units and Mr. Turner disclaims beneficial ownership of these Units, except to the extent of his interest as the general partner of the Turner Family Partnership.

(11)	The 2010 Plan provides that Phantom Units will be converted to AmeriGas Partners Common Units and paid out to Directors upon termination of service.

The General Partner is a wholly owned subsidiary of AmeriGas, Inc. which is a wholly owned subsidiary of UGI. The table below sets forth, as of October 1, 2014, the beneficial ownership of UGI Common Stock (adjusted to reflect the September 5, 2014 3-for-2 stock split) by each director and each of the named executive officers, as well as by the directors and the executive officers of the General Partner as a group. No director, named executive officer, or executive officer beneficially owns 1 percent or more of UGI’s outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 1,840,223 shares subject to exercisable options and stock units held by directors under the 2004 plan and 2013 plan) represents approximately 1.7 percent of UGI’s outstanding shares.

Name of Beneficial Owner	Number of UGI Shares and Stock Units and Nature of Beneficial Ownership Excluding UGI Stock Options (1)(9)		Number of Exercisable UGI Stock Options
J. E. Sheridan	1,946	(2)	192,750
H. J. Gallagher	6,684	(3)	5,437
R. P. Grady	7,182	(4)	43,999
S. A. Samuel	0		72,249
L. R. Greenberg	501,835	(5)	900,000
J. L. Walsh	320,766	(6)	340,289
B. R. Ford	1,350	(7)	0
W. J. Marrazzo	0		0
A. Pol	124,232		114,750
M. O. Schlanger	137,331	(8)	114,750
K. R. Turner	0		0
Directors and executive officers as a group (18 persons)	1,123,090		1,840,223
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Sheridan holds these shares in his 401(k) Savings Plan.

(3)	Mr. Gallagher holds 3,893 shares in his 401(k) Savings Plan and holds 761 shares jointly with his spouse.

(4)	Mr. Grady holds these shares jointly with his spouse.

(5)	Mr. Greenberg holds 376,228 shares jointly with his spouse and 163,465 shares in a charitable trust for which Mr. Greenberg and his spouse are co-trustees.

(6)	Mr. Walsh holds these shares jointly with his spouse.

(7)
Mr. Ford’s shares are held in the following manner: (i) 450 shares are held jointly with Kevin Ford; (ii) 450 shares are held jointly with Brandon Ford; and (iii) 450 shares are held jointly with Brian Ford, Jr.

(8)	Includes 3,000 shares owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s shares.

(9)
Included in the number of shares shown are Stock Units (“Units”) under the 2004 Plan and the 2013 Plan. Each Unit will be paid out to the director upon retirement or termination of service from the UGI Board of Directors in the form of shares of UGI Common Stock (65 percent) and cash (35 percent). The number of Units included for the directors is as follows: Mr. Schlanger - 100,245 and Mrs. Pol - 119,365.

Equity Compensation Plan Information

The following table sets forth information as of the end of Fiscal 2014 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	200,235	0	2,443,808(1)
Equity compensation plans not approved by security holders	0	0	0
Total	200,235	0

(1)
Securities are issued under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (“2010 Plan”). The 2010 Plan was approved by security holders on July 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 13 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2014.

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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2014, these costs totaled approximately $555.4 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly owned subsidiary of UGI provides the Partnership with stop loss medical coverage per occurrence in excess of $0.3 million per employee per year. Another wholly owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2014, the Partnership paid approximately $24.5 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, LLC and its subsidiaries (“Energy Services”), which are affiliates of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled approximately $0.9 million during Fiscal 2014. Amounts due to Energy Services at September 30, 2014 were not material.
The Partnership sold propane to certain affiliates of UGI which totaled approximately $1.2 million in Fiscal 2014. The highest amounts due from affiliates of the Partnership during Fiscal 2014 and at November 1, 2014 were $2.3 million and $2.6 million, respectively.
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

The aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accounting firm in Fiscal 2014 and Fiscal 2013, were as follows in the last two fiscal years:

	2014	2013
Audit Fees(1)	$1,653,717	$1,327,000
Audit-Related Fees	0	0
Tax Fees(2)	535,000	581,000
All Other Fees	0	0
Total Fees for Services Provided	$2,188,717	$1,908,000
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
In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers LLP of the professional services described under “Tax Fees” was compatible with PricewaterhouseCoopers LLP’s independence. The Committee concluded that the former independent auditor was independent from the Partnership and its management.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company’s independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving audit and permissible non-audit services provided by the independent accountants. The Audit Committee has delegated such approval authority to its Chair, to be exercised in the intervals between meetings, in accordance with the Audit Committee’s pre-approval policy.

Prior to engagement of the Company’s independent accountants for the next year’s audit, management submits a list of services and related fees expected to be rendered during that year within each of the four categories of services noted above to the Audit Committee for approval. As a result of the Audit Committee’s decision to conduct a request for proposal process for audit services during 2014, the Audit Committee selected Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2015 fiscal year.

PART IV:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

	(1)	Financial Statements:

Included under Item 8 are the following financial statements and supplementary data:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2014 and 2013

Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012

Consolidated Statements of Partners’ Capital for the years ended September 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Quarterly Data for the years ended September 30, 2014 and 2013

	(2)	Financial Statement Schedules:

I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2014, 2013 and 2012

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

4.2	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	4.1
4.3	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/19/11)	4.1
4.4	Second Supplemental Indenture, dated as of August 10, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (8/10/11)	4.1
4.5	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.6	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective November, 2012.	UGI	Form 10-K (9/30/13)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.3**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.1
10.4**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.2
10.5**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.6**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.7**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010 - Terms and Conditions.	AmeriGas Partners, L.P.	Form 10-K (9/30/10)	10.10
10.8**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.1
10.9**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.2
10.10**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2009.	AmeriGas Partners, L.P.	Form 10-Q (12/31/09)	10.1
10.11**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9
10.12**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective January 24, 2013.	UGI	Registration Statement on Form S-8 (No. 333-186178)	99.1
10.13**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated, effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3
10.14**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated, effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.4
10.15**	UGI Corporation 2009 Deferral Plan, as Amended and Restated, effective January 24, 2014.	UGI	Form 10-Q (3/31/14)	10.5
10.16**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2014.	UGI	Form 10-Q (3/31/14)	10.6
10.17**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.7
10.18**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2014.	UGI	Form 10-Q (3/31/14)	10.8
10.19**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.9
10.20**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.10

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.21**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady, dated February 24, 2014, as Amended and Restated.	UGI	Form 10-Q (3/31/14)	10.13
10.22**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Employees, dated December 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (12/31/12)	10.1
10.23**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Alerian) for Employees, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.1
10.24**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Employees, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.2
10.25**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Directors, dated January 8, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.3
10.26**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.27**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.5
10.28**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter, dated January 16, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.6
10.29**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Grady dated February 24, 2014, as Amended and Restated.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.7
10.30**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Alerian) for Mr. Grady, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.8
10.31**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Mr. Grady, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.9
10.32**	Description of oral compensation arrangement for Mr. Walsh.	UGI	Form 10-K (9/30/14)	10.40
*10.33**	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher, R. Paul Grady, and Steven A. Samuel.
*10.34**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2014.
10.35**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3
10.36**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
10.37**	Change in Control Agreement for R. Paul Grady dated as of January 12, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/12)	10.1
10.38**	Form of Change in Control Agreement for Messrs. Gallagher and Samuel.	AmeriGas Partners, L.P.	Form 10-K (9/30/13)	10.39

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.39**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Messrs. Gallagher, Grady, Samuel, and Sheridan.	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29
10.40	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.41	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.42	Credit Agreement dated as of June 21, 2011, as amended through and including Amendment No. 4 thereto dated April 18, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 10-K (9/30/12)	10.39
10.43	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995.	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3
10.44	Contingent Residential Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1
10.45	Amendment to Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation, dated as of March 20, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.1
10.46	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.

		By:	AmeriGas Propane, Inc.,
Its General Partner

Date:	November 26, 2014	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 26, 2014, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jerry E. Sheridan	President and Chief Executive Officer
Jerry E. Sheridan	(Principal Executive Officer) and Director

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ Hugh J. Gallagher	Vice President — Finance and Chief Financial Officer
Hugh J. Gallagher	(Principal Financial Officer)

/s/ Robert J. Cane	Controller and Chief Accounting Officer
Robert J. Cane	(Principal Accounting Officer)

/s/ R. Paul Grady	Vice President and Chief Operating Officer
R. Paul Grady

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ Brian R. Ford	Director
Brian R. Ford

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Anne Pol	Director
Anne Pol

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ K. Richard Turner	Director
K. Richard Turner

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2014

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

General Partner’s Reports
Financial Statements
The Partnership’s consolidated financial statements and other financial information contained in this Annual Report were prepared by the management of the General Partner, AmeriGas Propane, Inc., which is responsible for their fairness, integrity and objectivity. The consolidated financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include amounts that are based on management’s best judgments and estimates.
The Audit Committee of the Board of Directors of the General Partner is composed of three members, each of whom is independent and a non-employee director of the General Partner. The Committee is responsible for monitoring and overseeing the financial reporting process, the adequacy of internal accounting controls, the independence and performance of the Partnership’s independent registered accounting firm and internal auditors. The Committee meets regularly, with and without management present, with the independent registered accounting firm and the internal auditors, both of which report directly to the Committee. In addition, the Committee provides regular reports to the Board of Directors.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting as of September 30, 2014, using the criteria in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
Internal control over financial reporting refers to the process, designed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, and effected by the General Partners’ Board of Directors, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2014, based on the COSO Framework. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2014, as stated in their report, which appears herein.
/s/ Jerry E. Sheridan
Chief Executive Officer
/s/ Hugh J. Gallagher
Chief Financial Officer
/s/ Robert J. Cane
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 26, 2014

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,480	$12,635
Accounts receivable (less allowances for doubtful accounts of $17,681 and $18,552, respectively)	278,995	290,701
Accounts receivable — related parties	1,925	1,509
Inventories	181,946	158,928
Derivative instruments	272	18,036
Prepaid expenses and other current assets	29,290	23,185
Total current assets	505,908	504,994
Property, plant and equipment (less accumulated depreciation and amortization of $1,239,767 and $1,231,688, respectively)	1,386,910	1,437,514
Goodwill	1,945,748	1,936,608
Intangible assets	464,338	493,649
Derivative instruments	—	216
Other assets	61,154	64,690
Total assets	$4,364,058	$4,437,671
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$11,589	$12,014
Short-term borrowings	109,000	116,900
Accounts payable — trade	154,053	170,705
Accounts payable — related parties	1,081	1,071
Employee compensation and benefits accrued	45,501	44,671
Interest accrued	48,701	49,013
Customer deposits and advances	129,840	128,122
Derivative instruments	6,653	135
Other current liabilities	111,096	98,645
Total current liabilities	617,514	621,276
Long-term debt	2,280,145	2,288,097
Derivative instruments	26	—
Other noncurrent liabilities	105,483	104,161
Total liabilities	3,003,168	3,013,534
Commitments and contingencies (Note 12)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,867,204 and 92,824,539, respectively)	1,299,260	1,354,187
General partner	20,460	15,930
Accumulated other comprehensive income	2,794	14,986
Total AmeriGas Partners, L.P. partners’ capital	1,322,514	1,385,103
Noncontrolling interest	38,376	39,034
Total partners’ capital	1,360,890	1,424,137
Total liabilities and partners’ capital	$4,364,058	$4,437,671

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended
	September 30,
	2014	2013	2012
Revenues:
Propane	$3,440,868	$2,884,766	$2,677,631
Other	272,067	281,777	243,985
	3,712,935	3,166,543	2,921,616
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	2,034,592	1,571,574	1,642,658
Cost of sales — other (excluding depreciation shown below)	81,982	88,479	77,071
Operating and administrative expenses	963,963	943,928	888,693
Depreciation	154,020	159,306	134,225
Amortization	43,195	43,565	34,898
Other income, net	(27,450)	(32,503)	(26,521)
	3,250,302	2,774,349	2,751,024
Operating income	462,633	392,194	170,592
Loss on extinguishments of debt	—	—	(13,349)
Interest expense	(165,581)	(165,432)	(142,641)
Income before income taxes	297,052	226,762	14,602
Income tax expense	(2,611)	(1,671)	(1,931)
Net income	294,441	225,091	12,671
Less: net income attributable to noncontrolling interest	(4,548)	(3,869)	(1,646)
Net income attributable to AmeriGas Partners, L.P.	$289,893	$221,222	$11,025
General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$26,749	$21,498	$13,119
Limited partners’ interest in net income (loss) attributable to AmeriGas Partners, L.P.	$263,144	$199,724	$(2,094)
Income (loss) per limited partner unit — basic (Note 2)	$2.82	$2.14	$(0.11)
Income (loss) per limited partner unit — diluted (Note 2)	$2.82	$2.14	$(0.11)
Average limited partner units outstanding (thousands):
Basic	92,876	92,832	81,433
Diluted	92,946	92,910	81,433

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2014	2013	2012
Net income	$294,441	$225,091	$12,671
Other comprehensive income (loss):
Net gains (losses) on derivative instruments	44,203	6,647	(86,573)
Reclassifications of net (gains) losses on derivative instruments	(56,517)	52,503	47,569
Other comprehensive (loss) income	(12,314)	59,150	(39,004)
Total comprehensive income (loss)	282,127	284,241	(26,333)
Less: comprehensive income attributable to noncontrolling interest	(4,426)	(4,464)	(1,251)
Comprehensive income (loss) attributable to AmeriGas Partners, L.P.	$277,701	$279,777	$(27,584)

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$294,441	$225,091	$12,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,215	202,871	169,123
Provision for uncollectible accounts	26,403	16,477	15,088
Loss on extinguishments of debt	—	—	13,349
Unrealized losses on derivative instruments	9,495	—	—
Other, net	(6,265)	(5,100)	1,019
Net change in:
Accounts receivable	(15,246)	(43,378)	78,703
Inventories	(22,804)	5,403	53,061
Accounts payable	(16,643)	(661)	(34,577)
Other current assets	2,429	(2,305)	11,863
Other current liabilities	11,045	(42,795)	24,129
Net cash provided by operating activities	480,070	355,603	344,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(113,934)	(111,058)	(103,140)
Proceeds from disposals of assets	19,931	22,113	8,082
Acquisitions of businesses, net of cash acquired	(15,746)	(19,946)	(1,425,002)
Net cash used by investing activities	(109,749)	(108,891)	(1,520,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(346,744)	(327,000)	(271,839)
Proceeds from issuance of Common Units	—	—	276,562
Noncontrolling interest activity	(5,084)	(4,882)	(2,979)
(Decrease) increase in short-term borrowings	(7,900)	67,000	(45,600)
Issuance of long-term debt	—	—	1,524,174
Repayment of long-term debt	(12,272)	(30,531)	(256,992)
Proceeds associated with equity based compensation plans, net of tax withheld	2,499	1,221	951
Capital contributions from General Partner	25	13	2,824
Net cash (used) provided by financing activities	(369,476)	(294,179)	1,227,101
Cash and cash equivalents increase (decrease)	$845	$(47,467)	$51,470
CASH AND CASH EQUIVALENTS:
End of year	$13,480	$12,635	$60,102
Beginning of year	12,635	60,102	8,632
Increase (decrease)	$845	$(47,467)	$51,470
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$161,518	$161,562	$104,248

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling Interest	Total partners’ capital
Balance September 30, 2011	57,124,296	$340,180	$3,436	$(4,960)	$338,656	$12,823	$351,479
Net income		(2,094)	13,119		11,025	1,646	12,671
Net losses on derivative instruments				(85,699)	(85,699)	(874)	(86,573)
Reclassification of net losses on derivative instruments				47,090	47,090	479	47,569
Distributions		(256,112)	(15,727)		(271,839)	(3,992)	(275,831)
Unit-based compensation expense		6,832			6,832		6,832
Common Units issued in connection with the Heritage Acquisition	29,567,362	1,132,628			1,132,628		1,132,628
General Partner contribution of Common Units to AmeriGas OLP in connection with the Heritage Acquisition	(635,667)	(28,357)			(28,357)	28,357	—
General Partner contribution of Common Units to AmeriGas Partners, L.P. in connection with the Heritage Acquisition	(298,660)	(13,323)	13,323		—		—
Common Units issued in connection with public offering	7,000,000	276,562	2,800		279,362		279,362
General Partner contribution to AmeriGas Propane, L.P.						1,013	1,013
Common Units issued in connection with employee and director plans, net of tax withheld	44,016	(614)	24		(590)		(590)
Balance September 30, 2012	92,801,347	1,455,702	16,975	(43,569)	1,429,108	39,452	1,468,560
Net income		199,724	21,498		221,222	3,869	225,091
Net gains on derivative instruments				6,583	6,583	64	6,647
Reclassification of net losses on derivative instruments				51,972	51,972	531	52,503
Distributions		(304,444)	(22,556)		(327,000)	(4,882)	(331,882)
Unit-based compensation expense		3,472			3,472		3,472
Common Units issued in connection with employee plans, net of tax withheld	23,192	(267)	13		(254)		(254)
Balance September 30, 2013	92,824,539	1,354,187	15,930	14,986	1,385,103	39,034	1,424,137
Net income		263,144	26,749		289,893	4,548	294,441
Net gains on derivative instruments				43,754	43,754	449	44,203
Reclassification of net gains on derivative instruments				(55,946)	(55,946)	(571)	(56,517)
Distributions		(319,427)	(27,317)		(346,744)	(5,084)	(351,828)
Unit-based compensation expense		2,299			2,299		2,299
Goodwill push-down adjustment associated with prior-year acquisition			5,073		5,073		5,073
Common Units issued in connection with employee and director plans, net of tax withheld	42,665	(943)	25		(918)		(918)
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890

See accompanying Notes to Consolidated Financial Statements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)
Index to Notes:
Note 1 — Nature of Operations
Note 2 — Summary of Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Acquisitions
Note 5 — Quarterly Distributions of Available Cash
Note 6 — Debt
Note 7 — Employee Retirement Plans
Note 8 — Inventories
Note 9 — Property, Plant and Equipment
Note 10 — Goodwill and Intangible Assets
Note 11 — Partners’ Capital and Incentive Compensation Plans
Note 12 — Commitments and Contingencies
Note 13 — Related Party Transactions
Note 14 — Other Current Liabilities
Note 15 — Fair Value Measurements
Note 16 — Derivative Instruments and Hedging Activities
Note 17 — Other Income, Net
Note 18 — Quarterly Data (Unaudited)

Note 1 — Nature of Operations
AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and, prior to its merger with and into AmeriGas OLP in July 2013 (the “Merger”), AmeriGas OLP’s principal operating subsidiary Heritage Operating, L.P. (“HOLP”). In addition, from January 12, 2012, through the date of its merger with and into AmeriGas OLP in August 2012, we also conducted business through AmeriGas OLP’s operating subsidiary, Titan Propane LLC (“Titan LLC”). HOLP and Titan LLC (collectively “Heritage Propane”) were acquired on January 12, 2012, from Energy Transfer Partners (“ETP”) (see Note 4 for additional information about the acquisition of Heritage Propane). AmeriGas OLP, along with HOLP and Titan LLC (prior to their mergers with and into AmeriGas OLP) are referred to herein as the “Operating Partnership.” AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnership and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”
The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At September 30, 2014, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 69,110,322 publicly held Common Units including 3,125,000 Common Units held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”). AmeriGas Partners issued 29,567,362 Common Units to ETP in conjunction with the January 2012 acquisition of Heritage Propane from ETP (see Note 4). ETP sold 18,942,362 and 7,500,000 of the Common Units it held in underwritten public offerings during Fiscal 2014 and Fiscal 2013, respectively, pursuant to its registration rights in its unitholder agreement. AmeriGas Partners did not receive any proceeds from the sales of the Common Units by ETP. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 99% limited partner interest in AmeriGas OLP.
AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 13).

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 2 — Summary of Significant Accounting Policies
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
Certain prior-year amounts have been reclassified to conform to the current-year presentation.
During the three months ended September 30, 2014, we identified an error in the amount recorded for insurance indemnification receivables on the September 30, 2013, Consolidated Balance Sheet related to the netting of insurance recoveries with the related liabilities to which right of set off does not exist. We evaluated the impact of the error and have determined that such error is not material. We have revised the September 30, 2013, Consolidated Balance Sheet to correct the error which resulted in the following increases: prepaid expenses and other current assets, total current assets, other current liabilities, and total current liabilities increased by $4,302; other assets, and other noncurrent liabilities, increased by $23,523; and total assets, total liabilities, and total liabilities and partners’ capital, increased by $27,825.
Principles of Consolidation. The consolidated financial statements include the accounts of AmeriGas Partners, its majority-owned subsidiary AmeriGas OLP, and its 100%-owned finance subsidiaries AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC. The accounts of the AmeriGas Partners’ majority-owned subsidiary AmeriGas OLP are included based upon the determination that, given the Partnership’s structure, AmeriGas Partners will absorb a majority of AmeriGas OLP’s expected losses, will receive a majority of AmeriGas OLP’s expected residual returns and is AmeriGas OLP’s primary beneficiary. AmeriGas OLP includes the accounts of its wholly owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as noncontrolling interest in the consolidated financial statements.
Finance Corps. AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are 100%-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners.
Fair Value Measurements. The Company applies fair value measurements on a recurring and, as otherwise required under GAAP, also on a nonrecurring basis. Fair value measurements performed on a recurring basis principally relate to derivative instruments.
GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). A level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.

•	Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Fair value is based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. We evaluate the need for credit adjustments to our derivative instrument fair values. These credit adjustments were not material to the fair values of our derivative instruments.
Derivative Instruments. Derivative instruments are reported in the Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exemption under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Prior to April 1, 2014, substantially all of our derivative financial instruments were designated and qualified as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interests, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. When earnings are affected by the hedged item, gains or losses are recorded in cost of sales on the Consolidated Statements of Operations. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Effective April 1, 2014, the Partnership determined that on a prospective basis, it would no longer elect cash flow hedge accounting for its commodity derivative instruments. Changes in the fair values of these derivative instruments are reflected in cost of sales on the Consolidated Statements of Operations.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 16.
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
During the three months ended March 31, 2013, we identified an error in our accounting for certain customer credits. We determined that the recording of propane revenues did not appropriately consider the effects of certain customer credits which were recorded when issued in a subsequent period. As a result, we changed the accounting for customer credits to record an estimate of such credits at the time propane revenues are recorded. Such estimate considers the Partnership’s history of providing credits, propane revenue activity and other factors. We evaluated the impact of the error on prior periods and determined that the effect was not material to any prior period financial statement. The correction of the error in accounting for customer credits had the effect of decreasing propane revenues and accounts receivable by $4,700, and decreasing net income attributable to AmeriGas Partners, L.P. by $4,652, for Fiscal 2013. If the Partnership had corrected the error in its accounting for customer credits and recorded the estimate of credits as of September 30, 2012, the cumulative effect of the change as of that date would have decreased net income attributable to AmeriGas Partners, L.P. by approximately $4,200.
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
We compute depreciation expense on plant and equipment using the straight-line method over estimated service lives generally ranging from 15 to 40 years for buildings and improvements; 6 to 30 years for storage and customer tanks and cylinders; and 3 to 10 years for vehicles, equipment and office furniture and fixtures. Costs to install Partnership-owned tanks at customer locations, net of amounts billed to customers, are capitalized and depreciated over the estimated period of benefit not exceeding 10 years.
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
Goodwill and Intangible Assets. In accordance with GAAP relating to intangible assets, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Estimated useful lives of definite-lived intangible assets, consisting of customer relationships and noncompete agreements, do not exceed 15 years. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are not amortized but are tested annually for impairment and written down to fair value as required.

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. We are required to recognize an impairment charge under GAAP if the carrying amount of the reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. As permitted under GAAP, we assess qualitative factors to determine whether it is more likely than not that the fair value of the Partnership is less than its carrying amount. Among the significant factors considered in performing the qualitative assessment is the market price of AmeriGas Partners Common Units. Based upon this assessment, we determined that it is not more likely than not that the fair value of the Partnership is less than its carrying amount.

There were no accumulated impairment losses at September 30, 2014 and no provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2014, Fiscal 2013 or Fiscal 2012. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Operations. For further information, see Note 10.
Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. If the undiscounted future cash flows indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values. Estimates of fair values are generally based on recent sales of similar assets and other market indicators (Level 2). No provisions for impairments were recorded during Fiscal 2014 or Fiscal 2012. During Fiscal 2013, the Partnership recorded long-lived asset impairment charges of $3,000.
Deferred Debt Issuance Costs. Included in other assets on the Consolidated Balance Sheets are net deferred debt issuance costs of $28,226 and $31,772 at September 30, 2014 and 2013, respectively. We are amortizing these costs over the terms of the related debt.

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
Equity-Based Compensation. The General Partner may grant Common Unit awards (as further described in Note 11) to employees and non-employee directors under its Common Unit plans, and employees of the General Partner may be granted stock options for UGI Common Stock. All of our equity-based compensation is measured at fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity on our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their estimated fair value at the grant date and remeasured as of the end of each period. For a further description of our equity-based compensation plans and related disclosures, see Note 11.
Environmental Matters. We are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated and represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. At September 30, 2014 and 2013, the Partnership’s accrued liabilities for environmental investigation and cleanup costs were not material.
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
The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income (loss) per limited partner unit computations:

	2014	2013	2012 (a)
Net income attributable to AmeriGas Partners, L.P.	$289,893	$221,222	$11,025
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(27,895)	(22,639)	(20,181)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$261,998	$198,583	$(9,156)

Weighted average Common Units outstanding — basic (thousands)	92,876	92,832	81,433
Potentially dilutive Common Units (thousands)	70	78	—
Weighted average Common Units outstanding — diluted (thousands)	92,946	92,910	81,433

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

(a)	There were 58 potentially dilutive Common Units excluded from the calculation because of the net loss attributable under the two-class method.

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2014, Fiscal 2013 and Fiscal 2012 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01, $0.01, and $0.09, respectively.

Note 3 — Accounting Changes

Adoption of New Accounting Standards
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. In Fiscal 2014, the Partnership adopted new accounting guidance regarding disclosures for items reclassified out of AOCI. The disclosures required by the new accounting guidance are included in Note 16 to Consolidated Financial Statements. The new disclosures are applied prospectively. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Disclosures about Offsetting Assets and Liabilities. Effective October 1, 2013, the Partnership adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet as a result of an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively to all periods presented. The required disclosures are included in Note 16 to Consolidated Financial Statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Accounting Standards Not Yet Adopted
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance included in the Accounting Standards Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Partnership beginning in fiscal 2018 and allows for either full retrospective adoption or modified retrospective adoption. The Partnership’s management is in the process of assessing the impact of the adoption of ASU 2014-09 on its results of operations, cash flows and financial position.
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

Note 4 — Acquisitions
Heritage Propane Acquisition
On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP (“Heritage Acquisition”). Total consideration for the Heritage Acquisition totaled $2,604,827, comprising $1,472,199 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of $1,132,628. In order to finance the cash portion of the Heritage Acquisition, AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners, issued Senior Notes (see Note 6).
The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP, and Heritage ETC, L.P. (the “Contributor”). The acquired business conducted its propane operations in 41 states.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition was consistent with our growth strategies, one of which is to grow our core business through acquisitions.
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

The final allocation of the purchase price to the assets acquired and liabilities assumed for the Heritage Acquisition is as follows:

Assets acquired:
Current assets	$301,372
Property, plant & equipment	890,215
Customer relationships (estimated useful life of 15 years)	418,900
Trademarks and tradenames (a)	91,100
Goodwill (a) (b)	1,217,717
Other assets	9,947
Total assets acquired	$2,929,251
Liabilities assumed:
Current liabilities	$(238,016)
Long-term debt	(62,927)
Other noncurrent liabilities	(23,481)
Total liabilities assumed	$(324,424)
Total	$2,604,827

(a)	During Fiscal 2013, the Partnership made correcting adjustments to trademarks and tradenames and goodwill which are not reflected in the table above (see Note 10).

(b)	Goodwill associated with the Heritage Acquisition principally results from synergies expected from combining the operations and from assembled workforce.

Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses on the Consolidated Statements of Operations, totaled $5,252 for Fiscal 2012. The results of operations of Heritage Propane are included in the Partnership’s Consolidated Statements of Operations since the acquisition. As a result of combining the Heritage Propane operations with our legacy operations, it is impracticable to determine the impact of the Heritage Propane operations on the revenues and earnings of the Partnership.
The following presents unaudited Fiscal 2012 pro forma income statement and income per unit data as if the Heritage Acquisition had occurred at the beginning of the period:

2012
Revenues	$3,413,331
Net income attributable to AmeriGas Partners	$30,977
Income per limited partner unit:
Basic	$0.17
Diluted	$0.17

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
Other Acquisitions

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, AmeriGas OLP acquired a number of smaller domestic retail propane distribution businesses for total net cash consideration of $15,746, $19,946 and $13,518, respectively. In conjunction with these acquisitions, liabilities of $4,491 in Fiscal 2014, $3,969 in Fiscal 2013 and $4,844 in Fiscal 2012 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisitions. The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2014	2013	2012
Net current assets	$136	$691	$1,590
Property, plant and equipment	6,916	5,167	6,175
Goodwill	6,751	12,481	5,363
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	6,434	5,576	5,234
Total	$20,237	$23,915	$18,362

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
Quarterly distributions of Available Cash per limited partner unit during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were as follows:

	2014	2013	2012
1st Quarter	$0.84	$0.80	$0.74
2nd Quarter	$0.84	$0.80	$0.76
3rd Quarter	$0.88	$0.84	$0.80
4th Quarter	$0.88	$0.84	$0.80

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2014, Fiscal 2013 and

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Fiscal 2012, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $32,401, $27,438 and $19,719, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2014, Fiscal 2013 and Fiscal 2012 of $23,850, $19,286 and $13,008, respectively.

Note 6 — Debt
Long-term debt comprises the following at September 30:

	2014	2013
AmeriGas Partners Senior Notes:
7.00%, due May 2022	$980,844	$980,844
6.75%, due May 2020	550,000	550,000
6.50%, due May 2021	270,001	270,001
6.25%, due August 2019	450,000	450,000
HOLP Senior Secured Notes	26,497	32,001
Other	14,392	17,265
Total long-term debt	2,291,734	2,300,111
Less: current maturities	(11,589)	(12,014)
Total long-term debt due after one year	$2,280,145	$2,288,097

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2015 — $10,999; Fiscal 2016 — $7,602; Fiscal 2017 — $5,588; Fiscal 2018 — $4,887; Fiscal 2019 — $454,523.
AmeriGas Partners Senior Notes
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
HOLP Senior Secured Notes
The Partnership’s total long-term debt at September 30, 2014 and 2013, includes $26,497 and $32,001, respectively, of HOLP Senior Secured Notes (including unamortized premium of $3,134 and $3,729, respectively). The face interest rates on the HOLP Notes ranged from 7.89% to 8.87% with an effective interest rate of 6.75%. The HOLP Senior Secured Notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

AmeriGas OLP Credit Agreement
In June 2014, AmeriGas OLP entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with a group of banks which provides for borrowings up to $525,000 (including a $125,000 sublimit for letters of credit) and expires in June 2019. The Credit Agreement amends and restates AmeriGas OLP’s prior credit agreement entered into in June 2011, as amended from time to time. The Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. Under the Credit Agreement, the applicable margin on base rate borrowings ranges from 0.50% to 1.50%; the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.50%; and the facility fee ranges from 0.30% to 0.45%. The aforementioned margins and facility fees are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the Credit Agreement).
At September 30, 2014 and 2013, there were $109,000 and $116,900 of borrowings outstanding under the Credit Agreement and the prior credit agreement, respectively, which amounts are reflected as short-term borrowings on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under these credit agreements at September 30, 2014 and 2013 were 2.16% and 2.69%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under these credit agreements, totaled $64,705 and $53,705 at September 30, 2014 and 2013, respectively.
Restrictive Covenants
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $75,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2014, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.
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
At September 30, 2014, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and AmeriGas OLP’s partnership agreement, totaled approximately $3,200,000.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $11,237 in Fiscal 2014, $10,777 in Fiscal 2013 and $10,716 in Fiscal 2012.
The General Partner also sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to limitations imposed by the Internal Revenue Service. Costs associated with these plans were not material in Fiscal 2014, Fiscal 2013 and Fiscal 2012.

Note 8 — Inventories
Inventories comprise the following at September 30:

	2014	2013
Propane gas	$157,032	$130,410
Materials, supplies and other	19,680	22,860
Appliances for sale	5,234	5,658
Total inventories	$181,946	$158,928

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2014	2013
Land	$142,505	$147,405
Buildings and improvements	188,183	176,638
Transportation equipment	243,437	227,242
Storage facilities	248,757	240,251
Equipment, primarily cylinders and tanks	1,598,120	1,688,512
Other, including work in progress	205,675	189,154
Gross property, plant and equipment	2,626,677	2,669,202
Less accumulated depreciation and amortization	(1,239,767)	(1,231,688)
Net property, plant and equipment	$1,386,910	$1,437,514

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 10 — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2012	$1,914,808
Acquisitions	12,481
Purchase accounting adjustments	19
Correcting adjustment	9,300
Balance September 30, 2013	1,936,608
Acquisitions	6,751
Purchase accounting adjustments	(2,684)
Goodwill push-down adjustment associated with prior-year acquisition	5,073
Balance September 30, 2014	$1,945,748

The correcting adjustment in Fiscal 2013 primarily reflects an adjustment associated with the Heritage Acquisition.
The Partnership’s intangible assets comprise the following at September 30:

	2014	2013
Customer relationships and noncompete agreements	$519,103	$511,130
Trademarks and tradenames (not subject to amortization)	82,944	81,800
Gross carrying amount	602,047	592,930
Accumulated amortization	(137,709)	(99,281)
Intangible assets, net	$464,338	$493,649

Amortization expense of intangible assets was $38,428, $38,810 and $30,649 in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2015 — $37,422; Fiscal 2016 — $36,132; Fiscal 2017 — $33,967; Fiscal 2018 — $32,607; Fiscal 2019 — $31,411.

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
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $4,286, $4,647 and $8,373 in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
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
AmeriGas Stock Unit and AmeriGas Performance Unit awards entitle the grantee to AmeriGas Partners Common Units or cash once the service condition is met and, with respect to AmeriGas Performance Units, subject to market performance conditions. Recipients of AmeriGas Performance Units are awarded a target number of AmeriGas Performance Units. The number of AmeriGas

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target number, or it may be zero, based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a master limited partnership peer group (“Alerian MLP Group”) and, for certain AmeriGas Performance Awards granted beginning in January 2014, based upon AmeriGas Partners’ TUR relative to the two other publicly traded propane master limited partnerships in the Alerian MLP Group (“Propane MLP Group”).
With respect to AmeriGas Performance Unit awards subject to measurement compared with the Alerian MLP Group, grantees may receive from 0% to 200% of the target award granted. For grants issued on or after January 1, 2013, if AmeriGas Partners’ TUR is below the 25th percentile compared to the peer group, the grantee will not be paid. At the 25th percentile, the employee will be paid an award equal to 25% of the target award; at the 40th percentile, 70%; at the 50th percentile, 100%; at the 60th percentile, 125%; at the 75th percentile, 162.5%; and at the 90th percentile or above, 200%. For grants issued before January 1, 2013, grantees of AmeriGas Performance Units will not be paid if AmeriGas Partners’ TUR is below the 40th percentile of the Alerian MLP Group. At the 40th percentile, the grantee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; at the 75th percentile, 150%; at the 90th percentile, 175%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings.
With respect to AmeriGas Performance Unit awards subject to measurement compared with the Propane MLP Group, grantees will receive 150% of the target award if AmeriGas Partners’ TUR exceeds the TUR of all the other members of the Propane MLP Group. Otherwise there will be no payout of such AmeriGas Performance Units. If one of the other two members of the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“MLP Event”) and depending upon the timing of such MLP Event, the ultimate amount of such AmeriGas Performance Unit awards to be issued, and the amount of distribution equivalents to be paid, will depend upon AmeriGas Partners’ TUR rank relative to (1) the Alerian MLP Group for the entire performance period; (2) the Alerian MLP Group for the entire performance period and the Propane MLP Group (through the date of the MLP Event); or (3) the Propane MLP Group through the date of the MLP Event.
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
Under GAAP, AmeriGas Performance Units are equity awards with a market-based condition which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units are estimated using a Monte Carlo valuation model. The fair value associated with the target award will be paid in Common Units, is accounted for as equity and the fair value of the award over the target, as well as all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. Expected volatility is based on the historical volatility of Common Units over a three-year period. The risk-free interest rate is based on the rates on U.S. Treasury bonds at the time of grant. Volatility for all entities in the peer group is based on historical volatility.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2014	2013	2012
Risk-free rate	0.8%	0.4%	0.4%
Expected life	3 years	3 years	3 years
Expected volatility	21.1%	20.7%	23.0%
Dividend Yield	7.5%	8.2%	6.4%

The General Partner granted awards under the 2010 Propane Plan representing 86,458, 65,136 and 248,818 Common Units in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, having weighted-average grant date fair values per Common Unit subject to award of $43.34, $42.58 and $43.22, respectively. At September 30, 2014, 2,443,808 Common Units were available for future award grants under the 2010 Propane Plan.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2014:

	Total		Vested		Non-Vested
	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2013	224,167	$47.88	47,715	$47.92	176,452	$47.87
AmeriGas Performance Units:
Granted	53,800	$41.50	633	$41.37	53,167	$41.50
Forfeited	(8,150)	$45.96	—	$—	(8,150)	$45.96
Vested	—	$—	15,319	$53.93	(15,319)	$53.93
Performance criteria not met	(31,317)	$54.51	(31,317)	$54.51	—	$—
AmeriGas Stock Units:
Granted	32,658	$46.37	15,936	$48.00	16,722	$44.81
Forfeited	(7,783)	$51.10	—	$—	(7,783)	$(51.10)
Vested	—	$—	52,061	$47.58	(52,061)	$47.58
Awards paid	(63,140)	$48.00	(63,140)	$48.00	—	$—
September 30, 2014	200,235	$44.82	37,207	$44.27	163,028	$44.95

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Partnership paid AmeriGas Performance Unit and AmeriGas Stock Unit awards in Common Units and cash as follows:

	2014	2013	2012
AmeriGas Performance Unit awards:
Number of Common Units subject to original Awards granted	41,251	48,150	53,600
Fiscal year granted	2011	2010	2009
Payment of Awards:
AmeriGas Partners Common Units issued	—	—	—
Cash paid	$—	$—	$—
AmeriGas Stock Unit awards:
Number of Common Units subject to original Awards granted	72,023	35,934	67,246
Payment of Awards:
AmeriGas Partners Common Units issued	40,842	23,192	44,016
Cash paid	$1,364	$629	$980

As of September 30, 2014, there was $1,261 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2014, there was a total of approximately $2,888 of unrecognized compensation cost associated with 200,235 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.7 years. The total fair values of Common Unit-based awards that vested during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $4,100, $2,752 and $5,090, respectively. As of September 30, 2014 and 2013, total liabilities of $1,513 and $1,053 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 12 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $63,055 in Fiscal 2014, $63,585 in Fiscal 2013 and $61,075 in Fiscal 2012.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2015	$58,317
2016	48,713
2017	38,565
2018	32,710
2019	28,010
Thereafter	70,381
Total minimum operating lease payments	$276,696

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2014, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $23,400. The fair values of residual lease guarantees were not material at September 30, 2014.
The Partnership enters into fixed-price and variable-price contracts with suppliers to purchase a portion of its propane supply requirements. Obligations under these contracts existing at September 30, 2014, are: Fiscal 2015 - $130,758 and Fiscal 2016 - $74,307.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Contingencies
Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) had initiated an antitrust and consumer protection investigation into certain practices of the Partnership relating to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds, and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and cooperated with subsequent requests for information. On March 27, 2014, the FTC issued an administrative complaint against the Partnership and UGI alleging that the General Partner and one of its competitors colluded in 2008 to persuade its common customer, Walmart Stores, Inc., to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  The Partnership and UGI filed their answer to the complaint on April 18, 2014.  On August 25, 2014, the parties entered into an Agreement Containing Consent Orders, and on August 27, 2014, the FTC issued an Order Withdrawing Matter from Adjudication for the Purpose of Considering a Proposed Consent Agreement. The consent agreement was accepted by the FTC on October 31, 2014, and is subject to a 30-day public comment period. Thereafter, the FTC may either withdraw its acceptance of the consent agreement or issue its decision and order in settlement of the proceeding.

Purported Class Action Lawsuit. Following the issuance of the FTC’s administrative complaint described above, more than 35 class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege that the Partnership and its competitor colluded in 2008 to reduce the fill level and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages,  injunctive  relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the Western District of Missouri.  We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.

In addition to the matters described above, there are other pending claims and legal actions arising in the normal course of our businesses. Although we cannot predict the final results of these pending claims and legal actions, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our financial position, results of operations or cash flows.

Note 13 — Related Party Transactions
Pursuant to the Partnership Agreement and, prior to the Merger, a management services agreement among Heritage Operating GP, LLC (“HOLP GP”), HOLP and the General Partner, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $555,401 in Fiscal 2014, $540,273 in Fiscal 2013, and $374,899 in Fiscal 2012, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $20,531 in Fiscal 2014, $18,568 in Fiscal 2013 and $10,138 in Fiscal 2012. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3,989 in Fiscal 2014, $4,543 in Fiscal 2013 and $3,760 in Fiscal 2012.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $850, $1,979 and $359 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $1,212, $1,340 and $1,395 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Note 14 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2014	2013
Litigation, property and casualty liabilities	$35,933	$34,250
Taxes other than income taxes	16,353	9,922
Propane exchange liabilities	21,402	16,654
Deferred tank fee revenue	21,239	22,044
Other	16,169	15,775
Total other current liabilities	$111,096	$98,645

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 15 — Fair Value Measurements
Derivative Instruments
The following table presents on a gross basis our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2014 and 2013:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2014:
Derivative instruments:
Assets:
Commodity contracts	$—	$3,065	$—	$3,065
Liabilities:
Commodity contracts	$—	$(9,472)	$—	$(9,472)
September 30, 2013 (a):
Derivative instruments:
Assets:
Commodity contracts	$—	$19,621	$—	$19,621
Liabilities:
Commodity contracts	$—	$(1,504)	$—	$(1,504)

(a)	Certain immaterial amounts have been revised to correct the classification of derivatives.

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,291,734 and $2,395,332, respectively. At September 30, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,300,111 and $2,393,581, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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

Note 16 — Derivative Instruments and Hedging Activities
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At September 30, 2014 and 2013, total volumes associated with propane commodity derivatives totaled 266.9 million gallons and 206.1 million gallons, respectively. At September 30, 2014, the maximum period over which we are economically hedging propane market price risk is 21 months.
At September 30, 2014, a portion of our commodity derivative instruments were designated and qualified as cash flow hedges. At September 30, 2014, the amount of net gains associated with such cash flow hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $2,722.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. At September 30, 2014 or 2013, we had no settled or unsettled IRPAs.
Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2014. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2014, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. Our derivative instruments comprise over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
In general, most of our over-the-counter transactions are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on our Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Fair Value of Derivative Instruments
The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30, 2014 and 2013:

	2014	2013 (a)
Derivative assets:
Derivatives designated as hedging instruments:
Propane contracts	$2,278	$16,350
Derivatives not designated as hedging instruments:
Propane contracts	787	3,271
Total derivative assets - gross	3,065	19,621
Gross amounts offset in the balance sheet	(2,793)	(1,369)
Total derivative assets - net	$272	$18,252
Derivative liabilities:
Derivatives designated as hedging instruments:
Propane contracts	$(217)	$(1,504)
Derivatives not designated as hedging instruments:
Propane contracts	(9,255)	—
Total derivative liabilities - gross	(9,472)	(1,504)
Gross amounts offset in the balance sheet	2,793	1,369
Total derivative liabilities - net	$(6,679)	$(135)

(a)	Certain immaterial amounts have been revised to correct the classification of derivatives.
Effect of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest			Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income			Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2014	2013	2012	2014	2013	2012
Cash Flow Hedges:
Propane contracts	$44,203	$6,647	$(86,573)	$56,517	$(52,503)	$(47,569)	Cost of sales-propane

	Gain (Loss)			Location of Gain (Loss) Recognized in Income
	Recognized in Income
	2014	2013	2012
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(4,863)	$1,848	$(14,883)	Cost of sales-propane

For those derivative instruments accounted for as cash flow hedges, the amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for Fiscal 2014, Fiscal 2013 or Fiscal 2012.

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

17 — Other Income, Net
Other income, net, comprises the following:

	2014	2013	2012
Gains on sales of fixed assets	$6,524	$4,115	$3,169
Finance charges	17,459	21,390	18,841
Other	3,467	6,998	4,511
Total other income, net	$27,450	$32,503	$26,521

Note 18 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,		September 30,
	2013	2012	2014	2013 (a)	2014	2013 (a)	2014	2013
Revenues	$1,045,826	$876,647	$1,493,623	$1,176,207	$613,237	$581,719	$560,249	$531,970
Operating income (loss)	$179,693	$139,866	$284,922	$257,505	$4,426	$6,639	$(6,408)	$(11,816)
Net income (loss)	$136,672	$98,043	$242,950	$215,781	$(37,749)	$(34,549)	$(47,432)	$(54,184)
Net income (loss) attributable to AmeriGas Partners, L.P.	$134,898	$96,665	$240,103	$213,208	$(37,761)	$(34,595)	$(47,347)	$(54,056)
Income (loss) per limited partner unit (b):
Basic	$1.14	$0.93	$1.71	$1.56	$(0.47)	$(0.43)	$(0.58)	$(0.63)
Diluted	$1.14	$0.93	$1.71	$1.56	$(0.47)	$(0.43)	$(0.58)	$(0.63)

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

	December 31,		March 31,
Quarter ended:	2013	2012	2014	2013
Decrease in income per limited partner unit	$(0.24)	$(0.06)	$(0.79)	$(0.66)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash	$4,746	$262
Accounts receivable — related party	3,147	6,479
Prepaids and other current assets	1,155	1,155
Total current assets	9,048	7,896
Investment in AmeriGas Propane, L.P.	3,588,863	3,648,909
Other assets	23,610	27,300
Total assets	$3,621,521	$3,684,105
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other liabilities	$500	$495
Accrued interest	47,662	47,662
Total current liabilities	48,162	48,157
Long-term debt	2,250,845	2,250,845
Commitments and contingencies
Partners’ capital:
Common unitholders	1,299,260	1,354,187
General partner	20,460	15,930
Accumulated other comprehensive income	2,794	14,986
Total partners’ capital	1,322,514	1,385,103
Total liabilities and partners’ capital	$3,621,521	$3,684,105

Commitments and Contingencies
Scheduled principal repayments during the next five fiscal years include $450,000 in Fiscal 2019.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year Ended September 30,
	2014	2013	2012
Operating (expenses) income, net	$(258)	$(289)	$(3,568)
Loss on extinguishments of debt	—	—	(13,349)
Interest expense	(155,510)	(154,593)	(133,372)
Loss before income taxes	(155,768)	(154,882)	(150,289)
Income tax expense	6	1	3
Loss before equity in income of AmeriGas Propane, L.P.	(155,774)	(154,883)	(150,292)
Equity in income of AmeriGas Propane, L.P.	445,667	376,105	161,317
Net income	$289,893	$221,222	$11,025
General partner’s interest in net income	$26,749	$21,498	$13,119
Limited partners’ interest in net income	$263,144	$199,724	$(2,094)
Income (loss) per limited partner unit — basic and diluted	$2.82	$2.14	$(0.11)
Average limited partner units outstanding — basic (thousands)	92,876	92,832	81,433
Average limited partner units outstanding — diluted (thousands)	92,946	92,910	81,433

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2014	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$348,704	$325,320	$170,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	—	—	(1,411,451)
Contributions to AmeriGas Propane, L.P.	—	—	(60,748)
Net cash used by investing activities	—	—	(1,472,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(346,744)	(327,000)	(271,839)
Issuance of long-term debt	—	—	1,524,174
Repayments of long-term debt	—	—	(232,844)
Proceeds from issuance of Common Units in public unit offering	—	—	276,562
Proceeds associated with equity based compensation plans, net of tax withheld	2,499	1,221	951
Capital contribution from General Partner	25	13	2,824
Net cash (used) provided by financing activities	(344,220)	(325,766)	1,299,828
Increase (decrease) in cash and cash equivalents	$4,484	$(446)	$(1,773)
CASH AND CASH EQUIVALENTS:
End of year	$4,746	$262	$708
Beginning of year	262	708	2,481
Increase (decrease)	$4,484	$(446)	$(1,773)

(a)	Includes cash distributions received from AmeriGas Propane, L.P. of $498,204, $478,458 and $334,527 for the years ended September 30, 2014, 2013 and 2012, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2014
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$18,552	$26,403	$(27,274)	(1)	$17,681

Year Ended September 30, 2013
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,217	$16,477	$(15,142)	(1)	$18,552

Year Ended September 30, 2012
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,181	$15,088	$(15,052)	(1)	$17,217

(1)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description
10.33	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher, R. Paul Grady, and Steven A. Samuel.

10.34	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2014.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	UGI Corporation Equity-Based Compensation Information.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase