Form 10-Q
period 2014-12-31
AMERIGAS PARTNERS LP
filed 2015-02-06
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2015, there were 92,888,829 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2014	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,507	$13,480	$30,303
Accounts receivable (less allowances for doubtful accounts of $17,867, $17,681 and $22,099, respectively)	375,959	278,995	515,852
Accounts receivable - related parties	4,963	1,925	1,355
Inventories	177,409	181,946	184,141
Derivative instruments	—	272	37,244
Prepaid expenses and other current assets	52,450	29,290	22,538
Total current assets	629,288	505,908	791,433
Property, plant and equipment (less accumulated depreciation and amortization of $1,268,892, $1,239,767 and $1,271,228, respectively)	1,373,626	1,386,910	1,417,768
Goodwill	1,950,268	1,945,748	1,934,435
Intangible assets, net	458,094	464,338	487,445
Derivative instruments	—	—	1,451
Other assets	67,841	61,154	54,141
Total assets	$4,479,117	$4,364,058	$4,686,673
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$11,544	$11,589	$12,084
Short-term borrowings	253,000	109,000	208,800
Accounts payable - trade	212,910	154,053	303,973
Accounts payable - related parties	1,522	1,081	2,063
Customer deposits and advances	112,288	129,840	107,463
Derivative instruments	59,801	6,653	—
Other current liabilities	183,794	205,298	169,810
Total current liabilities	834,859	617,514	804,193
Long-term debt	2,280,208	2,280,145	2,286,859
Derivative instruments	16,290	26	—
Other noncurrent liabilities	118,527	105,483	99,073
Total liabilities	3,249,884	3,003,168	3,190,125
Commitments and contingencies (note 5)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,874,438, 92,867,204 and 92,830,791, respectively)	1,172,636	1,299,260	1,404,834
General partner	19,197	20,460	16,439
Accumulated other comprehensive income	1,216	2,794	35,766
Total AmeriGas Partners, L.P. partners’ capital	1,193,049	1,322,514	1,457,039
Noncontrolling interest	36,184	38,376	39,509
Total partners’ capital	1,229,233	1,360,890	1,496,548
Total liabilities and partners’ capital	$4,479,117	$4,364,058	$4,686,673

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended December 31,
	2014	2013
Revenues:
Propane	$812,735	$970,302
Other	76,057	75,524
	888,792	1,045,826
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	578,541	562,448
Cost of sales - other (excluding depreciation shown below)	22,040	20,259
Operating and administrative expenses	246,651	237,548
Depreciation	38,682	41,503
Amortization	10,686	10,819
Other operating income, net	(10,148)	(6,444)
	886,452	866,133
Operating income	2,340	179,693
Interest expense	(41,034)	(41,590)
(Loss) income before income taxes	(38,694)	138,103
Income tax expense	(870)	(1,431)
Net (loss) income	(39,564)	136,672
Less: net income attributable to noncontrolling interest	(7)	(1,774)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(39,571)	$134,898

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$6,137	$6,740
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(45,708)	$128,158
Income (loss) per limited partner unit - basic and diluted:
Basic	$(0.49)	$1.14
Diluted	$(0.49)	$1.14
Average limited partner units outstanding (thousands):
Basic	92,893	92,847
Diluted	92,893	92,943
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2014	2013
Net (loss) income	$(39,564)	$136,672
Other comprehensive income (loss):
Net gains on derivative instruments	—	34,242
Reclassifications of net gains on derivative instruments	(1,594)	(13,273)
Other comprehensive (loss) income	(1,594)	20,969
Total comprehensive (loss) income	(41,158)	157,641
Add comprehensive loss (deduct comprehensive income) attributable to noncontrolling interest	9	(1,963)
Comprehensive (loss) income attributable to AmeriGas Partners, L.P.	$(41,149)	$155,678
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(39,564)	$136,672
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	49,368	52,322
Provision for uncollectible accounts	4,757	5,318
Unrealized losses on derivative instruments	138,230	—
Other, net	43	1,056
Net change in:
Accounts receivable	(115,677)	(230,231)
Inventories	5,072	(25,153)
Accounts payable	61,627	134,259
Collateral deposits	(73,670)	—
Other current assets	(7,970)	2,814
Other current liabilities	(36,638)	(41,777)
Net cash (used) provided by operating activities	(14,422)	35,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(30,430)	(23,269)
Proceeds from disposals of assets	7,899	2,321
Acquisitions of businesses, net of cash acquired	(8,903)	(1,442)
Net cash used by investing activities	(31,434)	(22,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(89,150)	(84,208)
Noncontrolling interest activity	(2,183)	(1,488)
Increase in short-term borrowings	144,000	91,900
Repayments of long-term debt	(1,808)	(1,621)
Proceeds associated with equity-based compensation plans, net of tax withheld	—	193
Capital contributions from General Partner	24	2
Net cash provided by financing activities	50,883	4,778
Cash and cash equivalents increase	$5,027	$17,668
CASH AND CASH EQUIVALENTS:
End of period	$18,507	$30,303
Beginning of period	13,480	12,635
Increase	$5,027	$17,668
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2014:
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890
Net income		(45,708)	6,137		(39,571)	7	(39,564)
Reclassification of net gains on derivative instruments				(1,578)	(1,578)	(16)	(1,594)
Distributions		(81,726)	(7,424)		(89,150)	(1,539)	(90,689)
Unit-based compensation expense		954			954		954
Common Units issued in connection with employee and director plans, net of tax withheld	7,234	(144)	24		(120)		(120)
Distribution related to common control transaction (Note 8)					—	(644)	(644)
Balance December 31, 2014	92,874,438	$1,172,636	$19,197	$1,216	$1,193,049	$36,184	$1,229,233

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive loss	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2013:
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137
Net income		128,158	6,740		134,898	1,774	136,672
Net gains on derivative instruments				33,919	33,919	323	34,242
Reclassification of net gains on derivative instruments				(13,139)	(13,139)	(134)	(13,273)
Distributions		(77,975)	(6,233)		(84,208)	(1,488)	(85,696)
Unit-based compensation expense		590			590		590
Common Units issued in connection with employee and director plans, net of tax withheld	6,252	(126)	2		(124)		(124)
Balance December 31, 2013	92,830,791	$1,404,834	$16,439	$35,766	$1,457,039	$39,509	$1,496,548
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 1 — Nature of Operations

AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”), which is referred to herein as the “Operating Partnership.” AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, the Operating Partnership and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”

The Operating Partnership is engaged in the distribution of propane and related equipment and supplies. The Operating Partnership comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.

At December 31, 2014, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 69,117,556 publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 8).

Note 2 — Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of AmeriGas Partners, its majority-owned subsidiary AmeriGas OLP, and its 100%-owned finance subsidiaries AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC. The accounts of the AmeriGas Partners’ majority-owned subsidiary AmeriGas OLP are included based upon the determination that, given the Partnership’s structure, AmeriGas Partners will absorb a majority of AmeriGas OLP’s expected losses, will receive a majority of AmeriGas OLP’s expected residual returns and is AmeriGas OLP’s primary beneficiary. AmeriGas OLP includes the accounts of its wholly owned subsidiaries. We eliminate intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as noncontrolling interest in the condensed consolidated financial statements.

AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are 100%-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. The September 30, 2014, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“the Partnership’s 2014 Annual Report”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Allocation of Net Income (Loss). Net income attributable to AmeriGas Partners, L.P. for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distribution rights (“IDRs”) under the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”).

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended December 31,
	2014	2013
Net (loss) income attributable to AmeriGas Partners, L.P.	$(39,571)	$134,898
Adjust for general partner share and theoretical distributions of net (loss) income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(6,137)	(29,338)
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$(45,708)	$105,560

Weighted average Common Units outstanding—basic (thousands)	92,893	92,847
Potentially dilutive Common Units (thousands) (a)	—	96
Weighted average Common Units outstanding—diluted (thousands)	92,893	92,943

(a) There were 81 potentially dilutive Common Units excluded from the calculation because of the net loss attributable to AmeriGas Partners, L.P. under the two-class method for the three months ended December 31, 2014.

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2013, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.24. There was no dilutive effect based on the computation of income (loss) per limited partner unit in accordance with the two-class method for the three months ended December 31, 2014.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Effective October 1, 2014, the Partnership de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. Previously, the Partnership had discontinued cash flow hedge accounting for all commodity derivative instruments entered into beginning April 1, 2014. Changes in the fair values of these commodity derivative instruments are reflected in cost of sales on the Condensed Consolidated Statements of Operations. For additional information on the accounting for our derivative instruments, see Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s 2014 Annual Report.

Reclassifications. Certain prior period amounts have been reclassified to conform to current period presentation.

Correction of Error. We identified an error in the amount recorded for insurance indemnification receivables on the December 31, 2013, Condensed Consolidated Balance Sheet related to the netting of insurance recoveries with the related liabilities to which right of set off does not exist. We evaluated the impact of the error and have determined that such error is not material. We have revised the December 31, 2013, Consolidated Balance Sheet to correct the error which resulted in the following increases: prepaid expenses and other current assets, total current assets, other current liabilities, and total current liabilities increased by $6,469;

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

other assets, and other noncurrent liabilities, increased by $14,949; and total assets, total liabilities, and total liabilities and partners’ capital, increased by $21,418.

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

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Extraordinary Items. In January 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which eliminates the concept of an extraordinary item. Under current accounting guidance, to be considered an extraordinary item an event or transaction must be both unusual in nature and must occur infrequently. Under the new guidance, the concept of an extraordinary item has been eliminated. As a result, an entity will no longer be permitted to segregate an extraordinary item from its results of operations; present an extraordinary item, net of tax, after income from continuing operations; or disclose earnings per share data applicable to an extraordinary item. The new guidance does not affect, however, the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The guidance is effective for annual periods beginning after December 31, 2015 and interim periods within those annual periods. Early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. If an entity chooses to apply the new guidance prospectively, it must disclose whether amounts included in income from continuing operations include items that would have qualified as extraordinary items previously. We expect to adopt the new guidance in Fiscal 2017.

Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Partnership beginning in Fiscal 2018 and allows for either full retrospective adoption or modified retrospective adoption. The Partnership is in the process of assessing the impact of the adoption of ASU 2014-09 on its results of operations, cash flows and financial position.

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	December 31, 2014	September 30, 2014	December 31, 2013
Goodwill (not subject to amortization)	$1,950,268	$1,945,748	$1,934,435
Intangible assets:
Customer relationships and noncompete agreements	$522,352	$519,103	$513,412
Accumulated amortization	(147,202)	(137,709)	(108,911)
Intangible assets, net (definite-lived)	375,150	381,394	404,501
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$458,094	$464,338	$487,445

Amortization expense of intangible assets was $9,493 and $9,630 for the three months ended December 31, 2014 and 2013, respectively. No amortization expense is included in cost of sales in the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2015 and the next four fiscal years is as follows: remainder of Fiscal 2015 — $28,268; Fiscal 2016 — $36,586; Fiscal 2017 — $34,413; Fiscal 2018 — $32,962; Fiscal 2019 — $31,766.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 5 — Commitments and Contingencies

Contingencies

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) had initiated an antitrust and consumer protection investigation into certain practices of the Partnership relating to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds, and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and cooperated with subsequent requests for information. On March 27, 2014, the FTC issued an administrative complaint against the Partnership and UGI alleging that the General Partner and one of its competitors colluded in 2008 to persuade its common customer, Walmart Stores, Inc., to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  The Partnership and UGI filed their answer to the complaint on April 18, 2014.  On August 25, 2014, the parties entered into an Agreement Containing Consent Orders, and on August 27, 2014, the FTC issued an Order Withdrawing Matter from Adjudication for the Purpose of Considering a Proposed Consent Agreement. The consent agreement was accepted by the FTC on October 31, 2014. Following a public comment period, the FTC on January 7, 2015 approved a final order settling the charges.  The order sets forth the conditions of settlement between the parties and concludes the FTC’s investigation.

Purported Class Action Lawsuit. Following the issuance of the FTC’s administrative complaint described above, more than 35 class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded beginning in 2008 to reduce the fill level and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive  relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the Western District of Missouri.  We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 6 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of December 31, 2014, September 30, 2014 and December 31, 2013:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2014:
Assets:
Propane contracts	$—	$13,024	$—	$13,024
Liabilities:
Propane contracts	$—	$(162,785)	$—	$(162,785)
September 30, 2014:
Assets:
Propane contracts	$—	$3,065	$—	$3,065
Liabilities:
Propane contracts	$—	$(9,472)	$—	$(9,472)
December 31, 2013 (a):
Assets:
Propane contracts	$—	$39,512	$—	$39,512
Liabilities:
Propane contracts	$—	$(817)	$—	$(817)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 31, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,291,752 and $2,342,557, respectively. At December 31, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,298,943 and $2,486,570, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

We have other financial instruments such as short-term investments and trade accounts receivable which could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper and U.S. Government securities. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base which extends across many different U.S. markets.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 7 — Derivative Instruments and Hedging Activities

The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. For information on the accounting for our derivative instruments, see Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s 2014 Annual Report.

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At December 31, 2014 and 2013, total volumes associated with propane commodity derivatives totaled 348.3 million gallons and 167.1 million gallons, respectively. At December 31, 2014, the maximum period over which we are economically hedging propane market price risk is 33 months.

At December 31, 2014, the amount of net gains associated with our commodity derivative instruments previously designated and qualified as cash flow hedges expected to be reclassified into earnings during the next twelve months is $1,228.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2014, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Fair Value of Derivative Instruments

The following table presents the Partnership’s derivative assets and liabilities on a gross basis as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013 (a)
Derivative assets:
Derivatives designated as hedging instruments:
Propane contracts	$—	$32,666
Derivatives not designated as hedging instruments:
Propane contracts	13,024	6,846
Total derivative assets	$13,024	$39,512
Derivative liabilities:
Derivatives designated as hedging instruments:
Propane contracts	$—	$(638)
Derivatives not designated as hedging instruments:
Propane contracts	(162,785)	(179)
Total derivative liabilities	$(162,785)	$(817)

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

In general, most of our over-the-counter transactions are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on our Condensed Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table presents the Partnership’s derivative assets and liabilities, as well as the effects of offsetting, as of December 31, 2014 and 2013:

	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Recognized	Cash Collateral (Received) Pledged	Net Amounts Recognized in Balance Sheet
December 31, 2014
Derivative assets	$13,024	$(13,024)	$—	$—	$—
Derivative liabilities	$(162,785)	$13,024	$(149,761)	$73,670	$(76,091)
December 31, 2013
Derivative assets	$39,512	$(817)	$38,695	$—	$38,695
Derivative liabilities	$(817)	$817	$—	$—	$—

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments in the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interests for the three months ended December 31, 2014 and 2013:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interest		Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
Three Months Ended December 31,	2014	2013	2014	2013
Cash Flow Hedges:
Propane contracts	$—	$34,242	$1,594	$13,273	Cost of sales - propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended December 31,	2014	2013
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(176,399)	$6,930	Cost of sales - propane
For those derivative instruments accounted for as cash flow hedges during the three months ended December 31, 2013, the amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material.

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

Note 8 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $149,318 and $144,536 for the three months ended December 31, 2014 and 2013, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $5,298 and $3,494 during the three months ended December 31, 2014 and 2013, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $748 and $1,131 for the three months ended December 31, 2014 and 2013, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $75 for the three months ended December 31, 2013. There were no purchases of propane by AmeriGas OLP from Energy Services during the three months ended December 31, 2014.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $298 and $31 for the three months ended December 31, 2014 and 2013, respectively.

Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution in the Condensed Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Service Agreement (“SSA”) whereby HVAC provides certain financial and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $222 during the three months ended December 31, 2014.

AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; and (17) the timing and success of our acquisitions and investments to grow our business.

These factors, and those factors set forth in Item 1A. Risk Factors in the Partnership’s 2014 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2014 (“2014 three-month period”) with the three months ended December 31, 2013 (“2013 three-month period”).

Effective April 1, 2014, AmeriGas Propane discontinued cash flow hedge accounting for all commodity derivative instruments entered into beginning April 1, 2014. In addition, effective October 1, 2014, AmeriGas Propane de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. As a result of these changes, volatility in net income attributable to AmeriGas Partners as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) can occur as unrealized (non-cash) gains and losses on commodity derivative instruments associated with transactions forecast to occur in the future are reflected in cost of sales in accordance with GAAP.

As a result of the discontinuance of cash flow hedge accounting as described above, AmeriGas Partners’ management presents (in addition to net income attributable to AmeriGas Partners determined in accordance with GAAP) the non-GAAP measures “adjusted EBITDA,” “adjusted net income attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income” in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) unrealized and realized gains and losses on commodity derivative instruments that are not associated with current-period transactions and (2) other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” including reconciliations of such measures to the most closely associated GAAP terms, see the non-GAAP information included in the section “Non-GAAP Financial Measures” below.

AMERIGAS PARTNERS, L.P.

Executive Overview

We recorded GAAP net loss attributable to AmeriGas Partners for the 2014 three-month period of $(39.6) million compared to GAAP net income attributable to AmeriGas Partners for the 2013 three-month period of $134.9 million. The significant decrease in GAAP net income reflects the effects of $138.2 million of unrealized losses on commodity derivative instruments not associated with current-period transactions which, due to our discontinuance of cash flow hedge accounting, are now required to be included in current-period results. The significant unrealized losses on commodity derivative instruments during the 2014 three-month period resulted from substantial declines in energy commodity prices, including propane. Average daily wholesale propane commodity prices during the 2014 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% lower than such prices during the 2013 three-month period. The decline in such prices resulted in losses on derivative contracts entered into to economically hedge purchases of propane to occur in the future

Adjusted net income attributable to AmeriGas Partners for the 2014 three-month period was $97.3 million compared with adjusted net income attributable to AmeriGas Partners for the 2013 three-month period of $134.9 million. The $37.6 million decline in adjusted net income attributable to AmeriGas Partners principally reflects the effects on volumes sold from weather that was warmer than normal and warmer than in the prior-year three-month period. Average temperatures based upon heating degree days were 6.2% warmer than normal and 9.6% warmer than the prior year. The warmer temperatures decreased total retail volumes sold. Adjusted total margin in the 2014 three-month period decreased $36.7 million principally as a result of the lower retail volumes sold. Adjusted operating income in the 2014 three-month period decreased $39.2 million principally reflecting the lower adjusted total margin and slightly higher operating expenses partially offset by slightly higher other operating income.

Non-GAAP Financial Measures

The Partnership’s management uses certain non-GAAP financial measures, including adjusted total margin, EBITDA, adjusted EBITDA, adjusted operating income, and adjusted net income attributable to AmeriGas Partners, when evaluating the Partnership’s overall performance. These financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures.

Management believes earnings before interest, income taxes, depreciation and amortization (“EBITDA”), as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have (“Adjusted EBITDA”), is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of Adjusted EBITDA may be different from those used by other companies. Management uses Adjusted EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes, the effects of gains and losses on commodity derivative instruments not associated with current-period transactions or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization, gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have from Adjusted EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses Adjusted EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s Adjusted EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s Adjusted EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment.

Our other non-GAAP financial measures comprise adjusted total margin, adjusted operating income and adjusted net income attributable to AmeriGas Partners. Management believes the presentations of these non-GAAP financial measures provide useful information to investors to more effectively evaluate the period-over-period results of operations of the Partnership. Management uses these non-GAAP financial measures because they eliminate the impact of (1) gains and losses on commodity derivative instruments that are not associated with current-period transactions and (2) other gains and losses that competitors do not necessarily have to provide insight into the comparison of period-over-period profitability to that of other master limited partnerships.

AMERIGAS PARTNERS, L.P.

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

Three Months Ended December 31,	2014	2013
(millions of dollars)
Adjusted total margin:
Total revenues	$888.8	$1,045.8
Cost of sales - propane	(578.5)	(562.4)
Cost of sales - other	(22.1)	(20.3)
Total margin	288.2	463.1
Add net losses on commodity derivative instruments not associated with current-period transactions	138.2	—
Adjusted total margin	$426.4	$463.1

Adjusted operating income:
Operating income	$2.3	$179.7
Add net losses on commodity derivative instruments not associated with current-period transactions	138.2	—
Adjusted operating income	$140.5	$179.7

Adjusted net income attributable to AmeriGas Partners:
Net (loss) income attributable to AmeriGas Partners	$(39.6)	$134.9
Add net losses on commodity derivative instruments not associated with current-period transactions	138.2	—
Noncontrolling interest in net losses on commodity derivative instruments not associated with current-period transactions (a)	(1.3)	—
Adjusted net income attributable to AmeriGas Partners	$97.3	$134.9

EBITDA and Adjusted EBITDA:
Net (loss) income attributable to AmeriGas Partners	$(39.6)	$134.9
Income tax expense	0.9	1.4
Interest expense	41.0	41.6
Depreciation	38.7	41.5
Amortization	10.7	10.8
EBITDA	51.7	230.2
Add net losses on commodity derivative instruments not associated with current-period transactions	138.2	—
Noncontrolling interest in losses on commodity derivative instruments not associated with current-period transactions	(1.4)	—
Adjusted EBITDA	$188.5	$230.2

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P.

RESULTS OF OPERATIONS

2014 three-month period compared with 2013 three-month period

Three Months Ended December 31,	2014	2013	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	340.2	374.1	(33.9)	(9.1)%
Wholesale	14.2	37.5	(23.3)	(62.1)%
	354.4	411.6	(57.2)	(13.9)%
Revenues:
Retail propane	$797.6	$918.0	$(120.4)	(13.1)%
Wholesale propane	15.1	52.3	(37.2)	(71.1)%
Other	76.1	75.5	0.6	0.8%
	$888.8	$1,045.8	$(157.0)	(15.0)%
Total margin (a) (b)	$288.2	$463.1	$(174.9)	(37.8)%
Operating and administrative expenses	$246.6	$237.6	$9.0	3.8%
Operating income (b)	$2.3	$179.7	$(177.4)	(98.7)%
Net (loss) income attributable to AmeriGas Partners (b)	$(39.6)	$134.9	$(174.5)	(129.4)%
Non-GAAP financial measures:
Adjusted total margin (d)	$426.4	$463.1	$(36.7)	(7.9)%
EBITDA (b) (d)	$51.7	$230.2	$(178.5)	(77.5)%
Adjusted EBITDA (d)	$188.5	$230.2	$(41.7)	(18.1)%
Adjusted operating income (d)	$140.5	$179.7	$(39.2)	(21.8)%
Adjusted net income attributable to AmeriGas Partners (d)	$97.3	$134.9	$(37.6)	(27.9)%
Degree days — % (warmer) colder than normal (c)	(6.2)%	3.8%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), operating income and net income attributable to AmeriGas Partners for the 2014 three-month period include the impact of net unrealized losses of $138.2 million on commodity derivative instruments not associated with current-period transactions.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.

(d)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

AmeriGas Propane’s retail gallons sold during the 2014 three-month period decreased 9.1% compared with the prior-year period. The decline in retail gallons sold in the 2014 three-month period principally reflects average temperatures based upon heating degree days that were 6.2% warmer than normal and 9.6% warmer than the prior year.

Retail propane revenues decreased $120.4 million during the 2014 three-month period reflecting the effects of lower retail volumes sold ($83.2 million) and lower average retail selling prices ($37.2 million), principally the result of the lower propane product costs. Wholesale propane revenues decreased $37.2 million during the 2014 three-month period reflecting the effects of lower wholesale volumes sold ($32.5 million) and lower wholesale selling prices ($4.7 million). Average daily wholesale propane commodity prices during the 2014 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% lower than such prices during the 2013 three-month period. Other revenues from fee income and other ancillary sales and services in the 2014 three-month period were about equal to such revenues in the prior-year period.

Total cost of sales during the 2014 three-month period increased $17.9 million. Cost of sales in the 2014 three-month period includes $138.2 million of net losses on commodity derivative instruments not associated with current-period transactions. In the prior-year period, the Partnership accounted for commodity derivative instruments as cash flow hedges and deferred such gains and losses in accumulated other comprehensive income until the underlying transaction affected earnings. Excluding these net losses on derivative commodity instruments in the 2014 three-month period, cost of sales decreased $120.4 million principally

AMERIGAS PARTNERS, L.P.

reflecting the effects of the lower retail and wholesale volumes sold ($77.7 million) and the lower average propane product costs ($44.4 million) partially offset by higher cost of sales from ancillary sales and services.

Total margin, which includes $138.2 million of unrealized losses on commodity derivative instruments resulting from significant decline in propane commodity prices, decreased $174.9 million in the 2014 three-month period. Adjusted total margin, which excludes the effects of such losses, decreased $36.7 million principally reflecting a $34.2 million decline in retail propane total margin (excluding the effects of the $138.2 million of unrealized losses) and, to a much lesser extent, lower margin from wholesale sales and ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold.

Partnership EBITDA, which includes $138.2 million of unrealized losses on commodity derivative instruments resulting from significant decline in propane commodity prices, decreased $178.5 million. Adjusted EBITDA in the 2014 three-month period decreased $41.7 million principally reflecting the lower retail propane total margin ($34.2 million) and slightly higher operating and administrative expenses ($9.0 million) partially offset by slightly higher other operating income, principally from sales of excess assets. The increase in operating and administrative expenses reflects, among other things, higher casualty and general liability expenses and, to a lesser extent, higher professional fees partially offset by lower vehicle operating and maintenance expenses. Partnership operating income, which includes the effects of the $138.2 million of unrealized losses on commodity derivatives, decreased $177.4 million in the 2014 three-month period. Adjusted operating income, which excludes such losses, decreased $39.2 million in the 2014 three-month period principally reflecting the lower adjusted Partnership EBITDA ($41.7 million).

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s debt outstanding at December 31, 2014, totaled $2,544.8 million (including current maturities of long-term debt of $11.5 million and Credit Agreement borrowings of $253.0 million). The Partnership’s debt outstanding at September 30, 2014, totaled $2,400.7 million (including current maturities of long-term debt of $11.6 million and Credit Agreement borrowings of $109.0 million). Total long-term debt outstanding at December 31, 2014, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $26.3 million of HOLP Senior Notes and $14.7 million of other long-term debt.

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

At December 31, 2014, there were $253.0 million of borrowings outstanding under the Amended and Restated Credit Agreement (“Credit Agreement”) which are classified as short-term borrowings on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $64.7 million at December 31, 2014. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2014 three-month period were $177.6 million and $291.0 million, respectively. The average daily and peak bank loan borrowings outstanding under the prior credit agreement during the 2013 three-month period were $172.1 million and $266.0 million, respectively. At December 31, 2014, the Partnership’s available borrowing capacity under the Credit Agreement was $207.3 million.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

During the three months ended December 31, 2014, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.88 per Common Unit for the quarter ended September 30, 2014. On January 28, 2015, the General Partner’s Board of Directors approved a quarterly distribution of $0.88 per limited partner unit for the quarter ended December 31, 2014. The distribution will be paid on February 18, 2015, to unitholders of record on February 10, 2015.

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

Cash flow used by operating activities was $14.4 million in the 2014 three-month period compared to cash flow provided by operating activities of $35.3 million in the 2013 three-month period. Cash flow from operating activities before changes in operating working capital was $152.8 million in the 2014 three-month period compared with $195.4 million in the prior-year period largely reflecting the lower adjusted net income attributable to AmeriGas Partners in the 2014 three-month period. Cash used to fund changes in operating working capital was $167.3 million in the 2014 three-month period compared to cash used to fund changes in working capital of $160.1 million in the 2013 three-month period. Included in cash used by operating activities in the 2014 three-month period is $73.7 million of cash collateral deposited with our commodity derivative instrument counterparties resulting from the impact of the significant decline in propane prices on our derivative instrument liabilities.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $31.4 million in the 2014 three-month period compared with $22.4 million in the prior-year period. The Partnership spent $30.4 million for property, plant and equipment (comprising $17.0 million of maintenance capital expenditures and $13.4 million of growth capital expenditures) in the 2014 three-month period compared with $23.3 million (comprising $13.7 million of maintenance capital expenditures $9.6 million of growth capital expenditures) in the 2013 three-month period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash provided by financing activities was $50.9 million in the 2014 three-month period compared with cash provided of $4.8 million in the prior-year period. Distributions in the 2014 three-month period totaled $89.2 million compared with $84.2 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash provided by short-term borrowings under the Credit Agreement totaled $144 million during the 2014 three-month period compared with $91.9 million during the prior-year period reflecting, in large part, the higher cash needed in the 2014 three-month period to fund the previously mentioned cash collateral deposits on derivative financial instruments.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2014, was a loss of $149.8 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $17.8 million.

AMERIGAS PARTNERS, L.P.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2014. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2014, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

AMERIGAS PARTNERS, L.P.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	February 6, 2015	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	February 6, 2015	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase