Form 10-Q
period 2015-03-31
AMERIGAS PARTNERS LP
filed 2015-05-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2015, there were 92,889,543 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2015	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,385	$13,480	$38,461
Accounts receivable (less allowances for doubtful accounts of $18,141, $17,681 and $29,176, respectively)	393,145	278,995	568,306
Accounts receivable - related parties	3,241	1,925	2,016
Inventories	115,666	181,946	185,545
Derivative instruments	—	272	8,824
Prepaid expenses and other current assets	49,298	29,290	19,530
Total current assets	582,735	505,908	822,682
Property, plant and equipment (less accumulated depreciation and amortization of $1,302,098, $1,239,767 and $1,245,916, respectively)	1,359,353	1,386,910	1,401,449
Goodwill	1,950,327	1,945,748	1,934,585
Intangible assets, net	448,598	464,338	478,139
Derivative instruments	—	—	513
Other assets	65,608	61,154	53,133
Total assets	$4,406,621	$4,364,058	$4,690,501
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$10,319	$11,589	$9,817
Short-term borrowings	55,000	109,000	198,000
Accounts payable - trade	159,617	154,053	230,173
Accounts payable - related parties	314	1,081	1,548
Customer deposits and advances	57,941	129,840	53,217
Derivative instruments	55,426	6,653	120
Other current liabilities	192,028	205,298	187,942
Total current liabilities	530,645	617,514	680,817
Long-term debt	2,279,762	2,280,145	2,286,222
Derivative instruments	14,401	26	95
Other noncurrent liabilities	113,380	105,483	93,074
Total liabilities	2,938,188	3,003,168	3,060,208
Commitments and contingencies (Note 5)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,888,829, 92,867,204 and 92,866,796, respectively)	1,407,497	1,299,260	1,559,217
General partner	21,576	20,460	18,006
Accumulated other comprehensive income	512	2,794	11,934
Total AmeriGas Partners, L.P. partners’ capital	1,429,585	1,322,514	1,589,157
Noncontrolling interest	38,848	38,376	41,136
Total partners’ capital	1,468,433	1,360,890	1,630,293
Total liabilities and partners’ capital	$4,406,621	$4,364,058	$4,690,501

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Propane	$1,028,080	$1,421,423	$1,840,815	$2,391,725
Other	72,237	72,200	148,294	147,724
	1,100,317	1,493,623	1,989,109	2,539,449
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	411,745	867,213	990,286	1,429,661
Cost of sales - other (excluding depreciation shown below)	18,822	18,255	40,862	38,514
Operating and administrative expenses	257,346	281,318	503,997	518,866
Depreciation	37,402	38,353	76,084	79,856
Amortization	10,713	10,804	21,399	21,623
Other operating income, net	(7,392)	(7,242)	(17,540)	(13,686)
	728,636	1,208,701	1,615,088	2,074,834
Operating income	371,681	284,922	374,021	464,615
Interest expense	(41,096)	(42,046)	(82,130)	(83,636)
Income before income taxes	330,585	242,876	291,891	380,979
Income tax (expense) benefit	(806)	74	(1,676)	(1,357)
Net income	329,779	242,950	290,215	379,622
Deduct net income attributable to noncontrolling interest	(3,724)	(2,847)	(3,731)	(4,621)
Net income attributable to AmeriGas Partners, L.P.	$326,055	$240,103	$286,484	$375,001

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$9,795	$7,794	$15,932	$14,534
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$316,260	$232,309	$270,552	$360,467
Income per limited partner unit - basic and diluted:
Basic	$2.18	$1.71	$2.36	$2.85
Diluted	$2.17	$1.71	$2.36	$2.84
Average limited partner units outstanding (thousands):
Basic	92,914	92,883	92,905	92,867
Diluted	92,963	92,934	92,970	92,940
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$329,779	$242,950	$290,215	$379,622
Other comprehensive income (loss):
Net gains on derivative instruments	—	11,105	—	45,347
Reclassifications of net gains on derivative instruments	(711)	(35,154)	(2,305)	(48,427)
Other comprehensive loss	(711)	(24,049)	(2,305)	(3,080)
Total comprehensive income	329,068	218,901	287,910	376,542
Deduct comprehensive income attributable to noncontrolling interest	(3,717)	(2,630)	(3,708)	(4,593)
Comprehensive income attributable to AmeriGas Partners, L.P.	$325,351	$216,271	$284,202	$371,949
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,215	$379,622
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	97,483	101,479
Provision for uncollectible accounts	11,145	19,837
Unrealized losses on derivative instruments	66,580	—
Other, net	(9,151)	10,194
Net change in:
Accounts receivable	(142,162)	(297,853)
Inventories	66,815	(26,553)
Accounts payable	6,925	59,944
Other current assets	(5,744)	4,525
Other current liabilities	(87,138)	(83,895)
Net cash provided by operating activities	294,968	167,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(57,217)	(51,009)
Proceeds from disposals of assets	14,632	6,496
Acquisitions of businesses, net of cash acquired	(9,018)	(1,933)
Net cash used by investing activities	(51,603)	(46,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(178,318)	(168,450)
Noncontrolling interest activity	(3,236)	(2,491)
(Decrease) increase in short-term borrowings	(54,000)	81,100
Repayments of long-term debt	(3,331)	(4,600)
Proceeds associated with equity-based compensation plans, net of tax withheld	3,391	(598)
Capital contributions from General Partner	34	11
Net cash used by financing activities	(235,460)	(95,028)
Cash and cash equivalents increase	$7,905	$25,826
CASH AND CASH EQUIVALENTS:
End of period	$21,385	$38,461
Beginning of period	13,480	12,635
Increase	$7,905	$25,826
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2015:
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890
Net income		270,552	15,932		286,484	3,731	290,215
Reclassification of net gains on derivative instruments				(2,282)	(2,282)	(23)	(2,305)
Distributions		(163,468)	(14,850)		(178,318)	(2,592)	(180,910)
Unit-based compensation expense		1,705			1,705		1,705
Common Units issued in connection with employee and director plans, net of tax withheld	21,625	(552)	34		(518)		(518)
Distribution related to common control transaction (Note 8)					—	(644)	(644)
Balance March 31, 2015	92,888,829	$1,407,497	$21,576	$512	$1,429,585	$38,848	$1,468,433

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2014:
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137
Net income		360,467	14,534		375,001	4,621	379,622
Net gains on derivative instruments				44,886	44,886	461	45,347
Reclassification of net gains on derivative instruments				(47,938)	(47,938)	(489)	(48,427)
Distributions		(155,981)	(12,469)		(168,450)	(2,491)	(170,941)
Unit-based compensation expense		1,487			1,487		1,487
Common Units issued in connection with employee and director plans, net of tax withheld	42,257	(943)	11		(932)		(932)
Balance March 31, 2014	92,866,796	$1,559,217	$18,006	$11,934	$1,589,157	$41,136	$1,630,293
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

At March 31, 2015, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 69,131,947 publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 8).

Note 2 — Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of AmeriGas Partners, its majority-owned subsidiary AmeriGas OLP, and its 100%-owned finance subsidiaries AmeriGas Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC. The accounts of the AmeriGas Partners’ majority-owned subsidiary, AmeriGas OLP, are included based upon the determination that, given the Partnership’s structure, AmeriGas Partners will absorb a majority of AmeriGas OLP’s expected losses, will receive a majority of AmeriGas OLP’s expected residual returns and is AmeriGas OLP’s primary beneficiary. AmeriGas OLP includes the accounts of its wholly owned subsidiaries. We eliminate intercompany accounts and transactions when we consolidate. We account for the General Partner’s 1.01% interest in AmeriGas OLP as a noncontrolling interest in the condensed consolidated financial statements.

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income attributable to AmeriGas Partners, L.P.	$326,055	$240,103	$286,484	$375,001
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(123,918)	(81,389)	(66,894)	(110,727)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$202,137	$158,714	$219,590	$264,274
Weighted average Common Units outstanding—basic (thousands)	92,914	92,883	92,905	92,867
Potentially dilutive Common Units (thousands)	49	51	65	73
Weighted average Common Units outstanding—diluted (thousands)	92,963	92,934	92,970	92,940

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2015 and 2014, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $1.23 and $0.79. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2015 and 2014, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.55 and $1.04.

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

Correction of Error. We identified an error in the amount recorded for insurance indemnification receivables on the March 31, 2014, Condensed Consolidated Balance Sheet related to the netting of insurance recoveries with the related liabilities to which right of set off does not exist. We evaluated the impact of the error and have determined that such error is not material. We have revised the March 31, 2014, Consolidated Balance Sheet to correct the error which resulted in the following increases: prepaid expenses and other current assets, total current assets, other current liabilities, and total current liabilities increased by $6,466;

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

other assets, and other noncurrent liabilities, increased by $14,355; and total assets, total liabilities, and total liabilities and partners’ capital, increased by $20,821.

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

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Consolidation. In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding whether a reporting entity should consolidate certain types of legal entities. Among other things, the new guidance modifies the evaluation of whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities, and also eliminates the presumption that a general partner should consolidate a limited partnership. The new guidance also affects the consolidation analysis of reporting entities that are involved with VIEs including those that have fee arrangements and related party relationships. The new guidance is effective for the Partnership beginning in Fiscal 2017. Early adoption is permitted. The Partnership is in the process of assessing the impact on our financial statements, if any, from the adoption of the new guidance.

Debt Issuance Costs. In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities would apply the new guidance retrospectively to all periods presented. The Partnership expects to adopt the new guidance in the fourth quarter of Fiscal 2015.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Partnership for interim and annual periods beginning October 1, 2017 (Fiscal 2018) and allows for either full retrospective adoption or modified retrospective adoption. On April 29, 2015, the FASB issued for public comment a proposal to delay the effective date by one year. The Partnership is in the process of assessing the impact of the adoption of ASU 2014-09 on its results of operations, cash flows and financial position.

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2015	September 30, 2014	March 31, 2014
Goodwill (not subject to amortization)	$1,950,327	$1,945,748	$1,934,585
Intangible assets:
Customer relationships and noncompete agreements	$512,436	$519,103	$513,716
Accumulated amortization	(146,782)	(137,709)	(118,521)
Intangible assets, net (definite-lived)	365,654	381,394	395,195
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$448,598	$464,338	$478,139

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Amortization expense of intangible assets was $9,521 and $9,610 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense of intangible assets was $19,014 and $19,240 for the six months ended March 31, 2015 and 2014, respectively. No amortization expense is included in cost of sales in the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2015 and the next four fiscal years is as follows: remainder of Fiscal 2015 — $18,764; Fiscal 2016 — $36,589; Fiscal 2017 — $34,416; Fiscal 2018 — $32,964; Fiscal 2019 — $31,768.

Note 5 — Commitments and Contingencies

Contingencies

Purported Class Action Lawsuit. Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the Western District of Missouri.  We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 6 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of March 31, 2015, September 30, 2014 and March 31, 2014:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2015:
Assets:
Propane contracts	$—	$282	$—	$282
Liabilities:
Propane contracts	$—	$(73,269)	$—	$(73,269)
September 30, 2014:
Assets:
Propane contracts	$—	$3,065	$—	$3,065
Liabilities:
Propane contracts	$—	$(9,472)	$—	$(9,472)
March 31, 2014 (a):
Assets:
Propane contracts	$—	$9,991	$—	$9,991
Liabilities:
Propane contracts	$—	$(869)	$—	$(869)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At March 31, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,290,081 and $2,425,179, respectively. At March 31, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,296,039 and $2,482,558, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At March 31, 2015 and 2014, total volumes associated with propane commodity derivatives totaled 317.0 million gallons and 110.0 million gallons, respectively. At March 31, 2015, the maximum period over which we are economically hedging propane market price risk is 45 months .

At March 31, 2015, the amount of net gains associated with our commodity derivative instruments previously designated and qualified as cash flow hedges expected to be reclassified into earnings during the next twelve months is $517.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Fair Value of Derivative Instruments

The following table presents the Partnership’s derivative assets and liabilities on a gross basis as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014 (a)
Derivative assets:
Derivatives designated as hedging instruments:
Propane contracts	$—	$9,991
Derivatives not designated as hedging instruments:
Propane contracts	282	—
Total derivative assets	$282	$9,991
Derivative liabilities:
Derivatives designated as hedging instruments:
Propane contracts	$—	$(869)
Derivatives not designated as hedging instruments:
Propane contracts	(73,269)	—
Total derivative liabilities	$(73,269)	$(869)

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table presents the Partnership’s derivative assets and liabilities, as well as the effects of offsetting, as of March 31, 2015 and 2014:

	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Recognized	Cash Collateral (Received) Pledged	Net Amounts Recognized in Balance Sheet
March 31, 2015
Derivative assets	$282	$(282)	$—	$—	$—
Derivative liabilities	$(73,269)	$282	$(72,987)	$3,160	$(69,827)
March 31, 2014
Derivative assets	$9,991	$(654)	$9,337	$—	$9,337
Derivative liabilities	$(869)	$654	$(215)	$—	$(215)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments in the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interests for the three and six months ended March 31, 2015 and 2014:

	Gain Recognized in AOCI and Noncontrolling Interest		Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Three Months Ended March 31,	2015	2014	2015	2014
Cash Flow Hedges:
Propane contracts	$—	$11,105	$711	$35,154	Cost of sales - propane

	Gain Recognized in Income		Location of Gain Recognized in Income
Three Months Ended March 31,	2015	2014
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(4,086)	$—	Cost of sales - propane

	Gain Recognized in AOCI and Noncontrolling Interest		Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Six Months Ended March 31,	2015	2014	2015	2014
Cash Flow Hedges:
Propane contracts	$—	$45,347	$2,305	$48,427	Cost of sales - propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Six Months Ended March 31,	2015	2014
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(180,485)	$6,930	Cost of sales - propane
For those derivative instruments accounted for as cash flow hedges during the three and six months ended March 31, 2014, the amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material.

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

Note 8 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $155,997 and $155,414 for the three months ended March 31, 2015 and 2014, respectively, and $305,315 and $299,950 for the six months ended March 31, 2015 and 2014, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $7,804 and $7,463 during the three months ended March 31, 2015 and 2014, respectively, and $13,102 and $10,957 during the six months ended March 31, 2015 and 2014, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $712 and $1,084 for the three months ended March 31, 2015 and 2014, respectively, and $1,460 and $2,215 for the six months ended March 31, 2015 and 2014, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $701 and $843 for the three and six months ended March 31, 2014. There were no purchases of propane by AmeriGas OLP from Energy Services during the three and six months ended March 31, 2015.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $795 and $915 for the three months ended March 31, 2015 and 2014, respectively, and $1,093 and $946 for the six months ended March 31, 2015 and 2014, respectively.

Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution in the Condensed Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Service Agreement (“SSA”) whereby HVAC provides certain financial and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $256 and $478 during the three and six months ended March 31, 2015.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended March 31, 2015 (“2015 three-month period”) with the three months ended March 31, 2014 (“2014 three-month period”) and the six months ended March 31, 2015 (“2015 six-month period”) with the six months ended March 31, 2014 (“2014 six-month period”).

Effective April 1, 2014, the Partnership discontinued cash flow hedge accounting for all commodity derivative instruments entered into beginning April 1, 2014. In addition, effective October 1, 2014, AmeriGas Propane de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. As a result of these changes, volatility in net income attributable to AmeriGas Partners as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) can occur as changes in unrealized (non-cash) gains and losses, and certain realized gains and losses, on commodity derivative instruments not associated with current-period transactions are reflected in cost of sales in accordance with GAAP.

As a result of the discontinuance of cash flow hedge accounting as described above, AmeriGas Partners’ management presents the non-GAAP measures “adjusted EBITDA,” “adjusted net income attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income” (in addition to “net income attributable to AmeriGas Partners” determined in accordance with GAAP) in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) changes in unrealized gains and losses, and certain realized gains and losses, on commodity derivative instruments not associated with current-period transactions and (2) certain other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” including reconciliations

AMERIGAS PARTNERS, L.P.

of these non-GAAP measures to the most closely associated GAAP terms, see the non-GAAP information included in the section “Non-GAAP Financial Measures” below.

Executive Overview

Three Months Ended March 31, 2015

We recorded GAAP net income attributable to AmeriGas Partners for the 2015 three-month period of $326.1 million compared to GAAP net income attributable to AmeriGas Partners for the 2014 three-month period of $240.1 million. The significant increase in GAAP net income reflects the effects of a $74.7 million net gain on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for the 2015 three-month period was $252.1 million compared with adjusted net income attributable to AmeriGas Partners for the 2014 three-month period of $240.1 million. The $12.0 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the effects of lower Partnership operating and administrative costs during the 2015 three-month period due in part to the effects of the lower propane product costs on uncollectible accounts expenses and lower vehicle expenses. Average temperatures based upon heating degree days were approximately normal during the 2015 three-month period but 7.2% warmer than the prior year. The warmer temperatures decreased total retail volumes sold and adjusted total margin.

Six Months Ended March 31, 2015

We recorded GAAP net income attributable to AmeriGas Partners for the 2015 six-month period of $286.5 million compared to GAAP net income attributable to AmeriGas Partners for the 2014 six-month period of $375.0 million. The significant decrease in GAAP net income in the 2015 six-month period reflects the effects of $63.5 million of losses on commodity derivative instruments not associated with current-period transactions. The significant 2015 six-month period losses on commodity derivative instruments not associated with current-period transactions resulted from substantial declines in energy commodity prices, including propane, principally during first quarter of Fiscal 2015.

Adjusted net income attributable to AmeriGas Partners for the 2015 six-month period was $349.3 million compared with adjusted net income attributable to AmeriGas Partners for the 2014 six-month period of $375.0 million. The $25.7 million decline in adjusted net income attributable to AmeriGas Partners principally reflects the effects on volumes sold of weather that was warmer than normal and significantly warmer than in the prior-year six-month period. Average temperatures during the 2015 six-month period based upon heating degree days were 2.5% warmer than normal and 8.2% warmer than the prior-year six-month period. Adjusted total margin in the 2015 six-month period decreased $49.8 million (4.6%) as a result of the lower retail volumes sold partially offset by slightly higher average retail unit margin. Adjusted operating income in the 2015 six-month period decreased $27.1 million principally reflecting the lower adjusted total margin offset in part by lower operating, administrative and depreciation expenses and slightly higher other operating income.

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

AMERIGAS PARTNERS, L.P.

Partnership’s adjusted EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s industry segments. UGI Corporation discloses the Partnership’s adjusted EBITDA in its disclosure about industry segments as the profitability measure for its domestic propane segment.

Our other non-GAAP financial measures comprise adjusted total margin, adjusted operating income and adjusted net income attributable to AmeriGas Partners. Management believes the presentations of these non-GAAP financial measures provide useful information to investors to more effectively evaluate the period-over-period results of operations of the Partnership. Management uses these non-GAAP financial measures because they eliminate the impact of (1) gains and losses on commodity derivative instruments not associated with current-period transactions and (2) other gains and losses that competitors do not necessarily have to provide insight into the comparison of period-over-period profitability to that of other master limited partnerships.

AMERIGAS PARTNERS, L.P.

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Millions of dollars)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Adjusted total margin:
Total revenues	$1,100.3	$1,493.6	$1,989.1	$2,539.4
Cost of sales - propane	(411.7)	(867.2)	(990.3)	(1,429.7)
Cost of sales - other (a)	(18.9)	(18.2)	(40.8)	(38.4)
Total margin	669.7	608.2	958.0	1,071.3
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	(74.7)	—	63.5	—
Adjusted total margin	$595.0	$608.2	$1,021.5	$1,071.3

Adjusted operating income:
Operating income	$371.7	$284.9	$374.0	$464.6
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	(74.7)	—	63.5	—
Adjusted operating income	$297.0	$284.9	$437.5	$464.6

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$326.1	$240.1	$286.5	$375.0
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	(74.7)	—	63.5	—
Noncontrolling interest in net (losses) gains on commodity derivative instruments not associated with current-period transactions (a)	0.7	—	(0.7)	—
Adjusted net income attributable to AmeriGas Partners	$252.1	$240.1	$349.3	$375.0

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$326.1	$240.1	$286.5	$375.0
Income tax expense (benefit)	0.8	(0.1)	1.7	1.4
Interest expense	41.1	42.0	82.1	83.6
Depreciation	37.4	38.4	76.1	79.9
Amortization	10.7	10.8	21.4	21.6
EBITDA	416.1	331.2	467.8	561.5
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	(74.7)	—	63.5	—
Noncontrolling interest in net (losses) gains on commodity derivative instruments not associated with current-period transactions (a)	0.7	—	(0.7)	—
Adjusted EBITDA	$342.1	$331.2	$530.6	$561.5

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P.

RESULTS OF OPERATIONS

2015 three-month period compared with 2014 three-month period

Three Months Ended March 31,	2015	2014	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	448.0	474.9	(26.9)	(5.7)%
Wholesale	16.6	35.3	(18.7)	(53.0)%
	464.6	510.2	(45.6)	(8.9)%
Revenues:
Retail propane	$1,014.4	$1,365.5	$(351.1)	(25.7)%
Wholesale propane	13.7	55.9	(42.2)	(75.5)%
Other	72.2	72.2	—	—%
	$1,100.3	$1,493.6	$(393.3)	(26.3)%
Total margin (a) (b)	$669.7	$608.2	$61.5	10.1%
Operating and administrative expenses	$257.3	$281.3	$(24.0)	(8.5)%
Operating income (b)	$371.7	$284.9	$86.8	30.5%
Net income attributable to AmeriGas Partners (b)	$326.1	$240.1	$86.0	35.8%
Non-GAAP financial measures (d):
Adjusted total margin	$595.0	$608.2	$(13.2)	(2.2)%
EBITDA (b)	$416.1	$331.2	$84.9	25.6%
Adjusted EBITDA	$342.1	$331.2	$10.9	3.3%
Adjusted operating income	$297.0	$284.9	$12.1	4.2%
Adjusted net income attributable to AmeriGas Partners	$252.1	$240.1	$12.0	5.0%
Degree days — % colder than normal (c)	0.3%	8.1%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2015 three-month period include the impact of net gains of $74.7 million on commodity derivative instruments not associated with current-period transactions.

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

AmeriGas Propane’s retail gallons sold during the 2015 three-month period decreased 5.7% compared with the prior-year period. The decline in retail gallons sold in the 2015 three-month period principally reflects average temperatures based upon heating degree days that were near normal but 7.2% warmer than the prior-year three-month period.

Retail propane revenues decreased $351.1 million during the 2015 three-month period reflecting lower average retail selling prices ($273.8 million), principally the result of the significantly lower propane product costs, and, to a much lesser extent, the effects of the lower retail volumes sold ($77.3 million). Wholesale propane revenues decreased $42.2 million during the 2015 three-month period reflecting the effects of lower wholesale volumes sold ($29.6 million) and lower wholesale selling prices ($12.6 million). Average daily wholesale propane commodity prices during the 2015 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 60% lower than such prices during the 2014 three-month period. Revenues from fee income and other ancillary sales and services in the 2015 three-month period were equal to such revenues in the prior-year period.

Total cost of sales during the 2015 three-month period decreased $454.9 million. Cost of sales in the 2015 three-month period are net of $74.7 million of gains on commodity derivative instruments not associated with current-period transactions. In the prior-year period, the Partnership accounted for commodity derivative instruments as cash flow hedges and deferred such gains and losses in accumulated other comprehensive income until the underlying transaction affected earnings. Excluding these net gains

AMERIGAS PARTNERS, L.P.

on derivative commodity instruments in the 2015 three-month period, total cost of sales decreased $380.2 million principally reflecting the effects of the lower average propane product costs ($306.3 million) and the lower retail and wholesale volumes sold ($74.4 million) on propane cost of sales.

Total margin, which includes $74.7 million of gains on commodity derivative instruments not associated with current-period transactions, increased $61.5 million in the 2015 three-month period. Adjusted total margin, excluding the effects of such gains on retail propane cost of sales, decreased $13.2 million principally reflecting a $10.7 million decline in retail propane total margin and, to a much lesser extent, lower margin from wholesale sales and ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by the impact of slightly higher average retail propane unit margin.

EBITDA and operating income in the 2015 three-month period, which include the $74.7 million of gains on commodity derivative instruments not associated with current-period transactions, increased $84.9 million and $86.8 million, respectively, compared with the prior-year period. Adjusted EBITDA in the 2015 three-month period increased $10.9 million principally reflecting the lower adjusted total margin ($13.2 million) more than offset by lower operating and administrative expenses ($24.0 million). The decrease in operating and administrative expenses reflects, among other things, lower uncollectible accounts expenses ($8.1 million); lower vehicle expenses ($7.4 million) due in large part to lower vehicle fuel expenses; and lower compensation and benefits expenses ($2.0 million). Adjusted operating income increased $12.1 million in the 2015 three-month period principally reflecting the $10.9 million increase in adjusted EBITDA and slightly lower depreciation expense.

2015 six-month period compared with 2014 six-month period

Six Months Ended March 31,	2015	2014	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	788.2	849.0	(60.8)	(7.2)%
Wholesale	30.8	72.8	(42.0)	(57.7)%
	819.0	921.8	(102.8)	(11.2)%
Revenues:
Retail propane	$1,812.1	$2,283.5	$(471.4)	(20.6)%
Wholesale propane	28.7	108.2	(79.5)	(73.5)%
Other	148.3	147.7	0.6	0.4%
	$1,989.1	$2,539.4	$(550.3)	(21.7)%
Total margin (a) (b)	$958.0	$1,071.3	$(113.3)	(10.6)%
Operating and administrative expenses	$504.0	$518.9	$(14.9)	(2.9)%
Operating income (b)	$374.0	$464.6	$(90.6)	(19.5)%
Net income attributable to AmeriGas Partners (b)	$286.5	$375.0	$(88.5)	(23.6)%
Non-GAAP financial measures (d):
Adjusted total margin	$1,021.5	$1,071.3	$(49.8)	(4.6)%
EBITDA (b)	$467.8	$561.5	$(93.7)	(16.7)%
Adjusted EBITDA	$530.6	$561.5	$(30.9)	(5.5)%
Adjusted operating income	$437.5	$464.6	$(27.1)	(5.8)%
Adjusted net income attributable to AmeriGas Partners	$349.3	$375.0	$(25.7)	(6.9)%
Degree days — % (warmer) colder than normal (c)	(2.5)%	6.2%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2015 six-month period include the impact of $63.5 million of net losses on commodity derivative instruments not associated with current-period transactions.

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

The Partnership’s retail gallons sold during the 2015 six-month period decreased 7.2% compared with the prior-year period. The decline in retail gallons sold in the 2015 six-month period principally reflects average temperatures based upon heating degree days that were 2.5% warmer than normal and 8.2% warmer than the prior-year period.

Retail propane revenues decreased $471.4 million during the 2015 six-month period reflecting lower average retail selling prices ($307.9 million), principally the result of the lower propane product costs, and the effects of lower retail volumes sold ($163.5 million). Wholesale propane revenues decreased $79.5 million during the 2015 six-month period reflecting the effects of lower wholesale volumes sold ($62.4 million) and lower wholesale selling prices ($17.1 million). Average daily wholesale propane commodity prices during the 2015 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 50% lower than such prices during the 2014 six-month period. Revenues from fee income and other ancillary sales and services in the 2015 six-month period were about equal to such revenues in the prior-year period.

Total cost of sales during the 2015 six-month period decreased $437.0 million from the prior-year period. Cost of sales in the 2015 six-month period includes $63.5 million of net losses on commodity derivative instruments not associated with current-period transactions. In the prior-year period, the Partnership accounted for commodity derivative instruments as cash flow hedges and deferred such gains and losses in accumulated other comprehensive income until the underlying transaction affected earnings. Excluding the effects on cost of sales of the net losses on derivative commodity instruments, total cost of sales decreased $500.5 million principally reflecting the effects of the significantly lower average propane product costs ($348.0 million) and the effects of the lower retail and wholesale volumes sold ($154.9 million) on propane cost of sales.

Total margin, which includes $63.5 million of net losses on commodity derivative instruments not associated with current-period transactions, decreased $113.3 million in the 2015 six-month period. Adjusted total margin, which excludes the effects of such losses, decreased $49.8 million principally reflecting lower retail propane total margin ($44.8 million) and, to a much lesser extent, lower margin from wholesale sales and ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by slightly higher average propane retail unit margin.

EBITDA and operating income in the 2015 six-month period, both of which which include $63.5 million of losses on commodity derivative instruments not associated with current-period transactions, decreased $93.7 million and $90.6 million, respectively, from the prior-year six-month period. Adjusted EBITDA in the 2015 six-month period decreased $30.9 million principally reflecting the lower adjusted total margin ($49.8 million) offset in part by lower operating and administrative expenses ($14.9 million) and higher other operating income resulting, in large part, from sales of excess assets. The decrease in operating and administrative expenses reflects, among other things, lower uncollectible accounts expenses ($8.7 million), reflecting lower propane prices, and lower vehicle expenses ($9.9 million), principally reflecting lower vehicle fuel expenses. Adjusted operating income decreased $27.1 million in the 2015 six-month period principally reflecting the lower Partnership adjusted EBITDA ($30.9 million) partially offset by lower depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s debt outstanding at March 31, 2015, totaled $2,345.1 million (including current maturities of long-term debt of $10.3 million and Credit Agreement borrowings of $55.0 million). The Partnership’s debt outstanding at September 30, 2014, totaled $2,400.7 million (including current maturities of long-term debt of $11.6 million and Credit Agreement borrowings of $109.0 million). Total long-term debt outstanding at March 31, 2015, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $26.2 million of HOLP Senior Notes and $13.1 million of other long-term debt.

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

At March 31, 2015, there were $55.0 million of borrowings outstanding under AmeriGas OLP’s 2014 Amended and Restated Credit Agreement (“Credit Agreement”) which are classified as short-term borrowings on the Condensed Consolidated Balance Sheets. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $64.7 million at March 31, 2015. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2015 six-month period were $179.5 million and $349.0 million, respectively. The average daily and peak bank loan borrowings outstanding under the prior credit agreement during the 2014 six-month period were $203.4 million

AMERIGAS PARTNERS, L.P.

and $320.0 million, respectively. At March 31, 2015, the Partnership’s available borrowing capacity under the Credit Agreement was $405.3 million.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

On April 27, 2015, the General Partner’s Board of Directors approved a quarterly distribution of $0.92 per Common Unit, equal to an annual rate of $3.68. This distribution represents a 4.5% increase from the previous quarterly rate of $0.88 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2015, to unitholders of record on May 11, 2015. During the six months ended March 31, 2015, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.88 per Common Unit for each of the quarters ended December 31, 2014, and September 30, 2014.

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

Cash flow provided by operating activities was $295.0 million in the 2015 six-month period compared to cash flow provided by operating activities of $167.3 million in the 2014 six-month period. The Partnership’s operating cash flow during the six-months ended March 31, 2015, benefited significantly from lower net operating working capital amounts resulting from the significant decline in LPG commodity costs. Cash flow from operating activities before changes in operating working capital was $456.3 million in the 2015 six-month period compared with $511.1 million in the prior-year period reflecting, in large part, the lower adjusted net income attributable to AmeriGas Partners. Cash used to fund changes in operating working capital was $161.3 million in the 2015 six-month period compared to cash used to fund changes in working capital of $343.8 million in the 2014 six-month period. The significant decrease in net cash used to fund changes in working capital reflects, in large part, the impact on such cash flows resulting from the previously mentioned significant decline in LPG commodity costs during the 2015 six-month period.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $51.6 million in the 2015 six-month period compared with $46.4 million in the prior-year period. The Partnership spent $57.2 million for property, plant and equipment (comprising $31.8 million of maintenance capital expenditures and $25.4 million of growth capital expenditures) in the 2015 six-month period compared with $51.0 million (comprising $30.4 million of maintenance capital expenditures $20.6 million of growth capital expenditures) in the 2014 six-month period. Investing activity cash flow in the 2015 six-month period includes higher cash proceeds from sales of excess assets.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $235.5 million in the 2015 six-month period compared with cash used of $95.0 million in the prior-year period. Distributions in the 2015 six-month period totaled $178.3 million compared with $168.5 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash used to repay short-term borrowings under the Credit Agreement in the 2015 six-month period totaled $54 million compared with cash provided from short-term borrowings in the 2014 six-month period of $81.1 million. The higher repayments of short-term borrowings in the 2015 six-month period compared with the net borrowings in the prior year reflects the use of the previously mentioned significant increase in 2015 six-month period cash flow from operating activities.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2015, was a loss of $73.0 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $17.1 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2015. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 21, 2015.*
10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 8, 2015.
10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 21, 2015.
10.4	Description of oral compensation arrangement between AmeriGas Propane, Inc. and Mr. Anthony Rosback.	AmeriGas Partners, L.P.	Form 8-K (3/2/2015)	10.1
10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2015.	UGI	Form 10-Q (3/31/15)	10.2
10.6	Form of UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2015.	UGI	Form 10-Q (3/31/15)	10.3
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AMERIGAS PARTNERS, L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	May 8, 2015	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	May 8, 2015	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

10.1	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 21, 2015.*

10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 8, 2015.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 21, 2015.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.