Form 10-Q
period 2015-06-30
AMERIGAS PARTNERS LP
filed 2015-08-07
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2015, there were 92,889,980 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2015	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,222	$13,480	$14,655
Accounts receivable (less allowances for doubtful accounts of $16,007, $17,681 and $22,880, respectively)	223,228	278,995	311,873
Accounts receivable - related parties	3,187	1,925	1,821
Inventories	93,301	181,946	148,881
Derivative instruments	—	272	4,181
Prepaid expenses and other current assets	49,981	29,290	18,228
Total current assets	385,919	505,908	499,639
Property, plant and equipment (less accumulated depreciation and amortization of $1,333,992, $1,239,767 and $1,280,164, respectively)	1,341,325	1,386,910	1,389,832
Goodwill	1,954,791	1,945,748	1,934,581
Intangible assets, net	441,349	464,338	468,543
Derivative instruments	—	—	681
Other assets	62,364	61,154	58,916
Total assets	$4,185,748	$4,364,058	$4,352,192
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$10,353	$11,589	$9,700
Short-term borrowings	43,600	109,000	92,500
Accounts payable - trade	100,634	154,053	138,086
Accounts payable - related parties	39	1,081	537
Customer deposits and advances	61,412	129,840	57,426
Derivative instruments	47,514	6,653	238
Other current liabilities	178,627	205,298	169,447
Total current liabilities	442,179	617,514	467,934
Long-term debt	2,279,237	2,280,145	2,285,128
Derivative instruments	8,660	26	—
Other noncurrent liabilities	109,252	105,483	101,118
Total liabilities	2,839,328	3,003,168	2,854,180
Commitments and contingencies (Note 5)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,889,543, 92,867,204 and 92,866,796, respectively)	1,288,367	1,299,260	1,434,093
General partner	20,369	20,460	16,751
Accumulated other comprehensive income	301	2,794	7,604
Total AmeriGas Partners, L.P. partners’ capital	1,309,037	1,322,514	1,458,448
Noncontrolling interest	37,383	38,376	39,564
Total partners’ capital	1,346,420	1,360,890	1,498,012
Total liabilities and partners’ capital	$4,185,748	$4,364,058	$4,352,192

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Propane	$414,146	$549,976	$2,254,961	$2,941,701
Other	63,831	63,261	212,125	210,985
	477,977	613,237	2,467,086	3,152,686
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	172,803	320,839	1,163,089	1,750,500
Cost of sales - other (excluding depreciation shown below)	23,745	22,822	64,607	61,336
Operating and administrative expenses	223,306	225,141	727,303	744,007
Depreciation	37,370	37,069	113,454	116,925
Amortization	10,666	10,788	32,065	32,411
Other operating income, net	(5,548)	(7,848)	(23,088)	(21,534)
	462,342	608,811	2,077,430	2,683,645
Operating income	15,635	4,426	389,656	469,041
Interest expense	(40,274)	(41,328)	(122,404)	(124,964)
(Loss) income before income taxes	(24,639)	(36,902)	267,252	344,077
Income tax expense	(802)	(847)	(2,478)	(2,204)
Net (loss) income	(25,441)	(37,749)	264,774	341,873
Deduct net income attributable to noncontrolling interest	(137)	(12)	(3,868)	(4,633)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(25,578)	$(37,761)	$260,906	$337,240

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$8,389	$6,155	$24,321	$20,689
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(33,967)	$(43,916)	$236,585	$316,551
(Loss) income per limited partner unit - basic and diluted:
Basic	$(0.37)	$(0.47)	$2.53	$3.04
Diluted	$(0.37)	$(0.47)	$2.53	$3.04
Average limited partner units outstanding (thousands):
Basic	92,918	92,888	92,908	92,873
Diluted	92,918	92,888	92,972	92,941
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(25,441)	$(37,749)	$264,774	$341,873
Other comprehensive income (loss):
Net gains on derivative instruments	—	884	—	46,231
Reclassifications of net gains on derivative instruments	(213)	(5,258)	(2,518)	(53,685)
Other comprehensive loss	(213)	(4,374)	(2,518)	(7,454)
Total comprehensive (loss) income	(25,654)	(42,123)	262,256	334,419
(Deduct comprehensive income) add comprehensive loss attributable to noncontrolling interest	(135)	32	(3,843)	(4,561)
Comprehensive (loss) income attributable to AmeriGas Partners, L.P.	$(25,789)	$(42,091)	$258,413	$329,858
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$264,774	$341,873
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	145,519	149,336
Provision for uncollectible accounts	13,791	23,254
Unrealized losses on derivative instruments	48,678	2,781
Other, net	(3,774)	1,512
Net change in:
Accounts receivable	29,700	(44,642)
Inventories	86,606	10,111
Accounts payable	(51,564)	(33,132)
Other current assets	(5,827)	6,274
Other current liabilities	(103,852)	(94,176)
Net cash provided by operating activities	424,051	363,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(77,858)	(80,291)
Proceeds from disposals of assets	18,380	12,572
Acquisitions of businesses, net of cash acquired	(17,008)	(1,933)
Net cash used by investing activities	(76,486)	(69,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(273,372)	(257,597)
Noncontrolling interest activity	(4,836)	(4,031)
Decrease in short-term borrowings	(65,400)	(24,400)
Repayments of long-term debt	(4,698)	(5,662)
Proceeds associated with equity-based compensation plans, net of tax withheld	3,449	146
Capital contributions from General Partner	34	25
Net cash used by financing activities	(344,823)	(291,519)
Cash and cash equivalents increase	$2,742	$2,020
CASH AND CASH EQUIVALENTS:
End of period	$16,222	$14,655
Beginning of period	13,480	12,635
Increase	$2,742	$2,020
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2015:
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890
Net income		236,585	24,321		260,906	3,868	264,774
Reclassification of net gains on derivative instruments				(2,493)	(2,493)	(25)	(2,518)
Distributions		(248,926)	(24,446)		(273,372)	(4,192)	(277,564)
Unit-based compensation expense		1,999			1,999		1,999
Common Units issued in connection with employee and director plans, net of tax withheld	22,339	(551)	34		(517)		(517)
Distribution related to common control transaction (Note 8)					—	(644)	(644)
Balance June 30, 2015	92,889,543	$1,288,367	$20,369	$301	$1,309,037	$37,383	$1,346,420

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2014:
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137
Net income		316,551	20,689		337,240	4,633	341,873
Net gains on derivative instruments				45,761	45,761	470	46,231
Reclassification of net gains on derivative instruments				(53,143)	(53,143)	(542)	(53,685)
Distributions		(237,704)	(19,893)		(257,597)	(4,031)	(261,628)
Unit-based compensation expense		2,002			2,002		2,002
Common Units issued in connection with employee and director plans, net of tax withheld	42,257	(943)	25		(918)		(918)
Balance June 30, 2014	92,866,796	$1,434,093	$16,751	$7,604	$1,458,448	$39,564	$1,498,012
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

At June 30, 2015, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 69,132,661 publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to AmeriGas Partners, L.P.	$(25,578)	$(37,761)	$260,906	$337,240
Adjust for general partner share and theoretical distributions of net (loss) income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(8,389)	(6,155)	(25,695)	(54,601)
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$(33,967)	$(43,916)	$235,211	$282,639
Weighted average Common Units outstanding—basic (thousands)	92,918	92,888	92,908	92,873
Potentially dilutive Common Units (thousands)	—	—	64	68
Weighted average Common Units outstanding—diluted (thousands)	92,918	92,888	92,972	92,941

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2015 and 2014, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01 and $0.37. There was no dilutive effect based on the computation of income (loss) per limited partner unit in accordance with the two-class method for the three months ended June 30, 2015 and 2014.

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

Correction of Error. We identified an error in the amount recorded for insurance indemnification receivables on the June 30, 2014, Condensed Consolidated Balance Sheet related to the netting of insurance recoveries with the related liabilities to which right of set off does not exist. We evaluated the impact of the error and have determined that such error is not material. We have revised the June 30, 2014, Consolidated Balance Sheet to correct the error which resulted in the following increases: prepaid expenses and other current assets, total current assets, other current liabilities, and total current liabilities increased by $6,914;

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

other assets, and other noncurrent liabilities, increased by $15,346; and total assets, total liabilities, and total liabilities and partners’ capital, increased by $22,260.

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

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Measurement of Inventory. In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, "Simplifying the Measurement of Inventory." This ASU amends existing guidance to require inventory to be measured at the lower of cost or net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using “last-in, first-out” and the “retail inventory” methods. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 (Fiscal 2018) including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the new guidance prospectively after the date of adoption. The Partnership is in the process of assessing the impact on its financial statements, if any, from the adoption of the new guidance.
Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities will apply the new guidance retrospectively to all periods presented. The Partnership expects to adopt the new guidance in the fourth quarter of Fiscal 2015. The adoption of the new guidance is not expected to have a material impact on the Partnership’s financial statements.

Consolidation. In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU provides new guidance regarding whether a reporting entity should consolidate certain types of legal entities. Among other things, the new guidance modifies the evaluation of whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities, and also eliminates the presumption that a general partner should consolidate a limited partnership. The new guidance also affects the consolidation analysis of reporting entities that are involved with VIEs including those that have fee arrangements and related party relationships. The new guidance is effective for the Partnership beginning in Fiscal 2017. Early adoption is permitted. The Partnership is in the process of assessing the impact on our financial statements, if any, from the adoption of the new guidance.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Partnership for interim and annual periods beginning October 1, 2017 (Fiscal 2018) and allows for either full retrospective adoption or modified retrospective adoption. On July 9, 2015, the FASB voted to delay the effective date by one year. We have not yet selected a transition method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2015	September 30, 2014	June 30, 2014
Goodwill (not subject to amortization)	$1,954,791	$1,945,748	$1,934,581
Intangible assets:
Customer relationships and noncompete agreements	$512,552	$519,103	$513,716
Accumulated amortization	(154,147)	(137,709)	(128,117)
Intangible assets, net (definite-lived)	358,405	381,394	385,599
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$441,349	$464,338	$468,543

Amortization expense of intangible assets was $9,473 and $9,596 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense of intangible assets was $28,487 and $28,836 for the nine months ended June 30, 2015 and 2014, respectively. No amortization expense is included in cost of sales in the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2015 and the next four fiscal years is as follows: remainder of Fiscal 2015 — $9,398; Fiscal 2016 — $36,866; Fiscal 2017 — $34,693; Fiscal 2018 — $33,242; Fiscal 2019 — $32,045.

Note 5 — Commitments and Contingencies

Contingencies

Purported Class Action Lawsuit. Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri.  In July 2015, the Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers have filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit; other procedural responses may be available to the indirect customers. We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 6 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of June 30, 2015, September 30, 2014 and June 30, 2014:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2015:
Assets:
Propane contracts	$—	$308	$—	$308
Liabilities:
Propane contracts	$—	$(58,482)	$—	$(58,482)
September 30, 2014:
Assets:
Propane contracts	$—	$3,065	$—	$3,065
Liabilities:
Propane contracts	$—	$(9,472)	$—	$(9,472)
June 30, 2014 (a):
Assets:
Propane contracts	$—	$9,897	$—	$9,897
Liabilities:
Propane contracts	$—	$(5,273)	$—	$(5,273)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At June 30, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,289,590 and $2,402,239, respectively. At June 30, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,294,828 and $2,495,680, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

We have other financial instruments such as short-term investments and trade accounts receivable which could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper and U.S. Government securities. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets.

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At June 30, 2015 and 2014, total volumes associated with propane commodity derivatives totaled 292.7 million gallons and 210.3 million gallons, respectively. At June 30, 2015, the maximum period over which we are economically hedging propane market price risk is 42 months.

At June 30, 2015, the amount of net gains associated with our commodity derivative instruments previously designated and qualified as cash flow hedges expected to be reclassified into earnings during the next twelve months is $305.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Fair Value of Derivative Instruments

The following table presents the Partnership’s derivative assets and liabilities on a gross basis as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014 (a)
Derivative assets:
Derivatives designated as hedging instruments:
Propane contracts	$—	$6,620
Derivatives not designated as hedging instruments:
Propane contracts	308	3,277
Total derivative assets	$308	$9,897
Derivative liabilities:
Derivatives designated as hedging instruments:
Propane contracts	$—	$(242)
Derivatives not designated as hedging instruments:
Propane contracts	(58,482)	(5,031)
Total derivative liabilities	$(58,482)	$(5,273)

(a) Certain immaterial amounts have been revised to correct the classification of derivatives.

Offsetting Derivative Assets and Liabilities

Derivative assets and liabilities are presented net by counterparty on our Condensed Consolidated Balance Sheets if the right of offset exists. Our derivative instruments comprise over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency or other conditions.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table presents the Partnership’s derivative assets and liabilities, as well as the effects of offsetting, as of June 30, 2015 and 2014:

	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Recognized	Cash Collateral (Received) Pledged	Net Amounts Recognized in Balance Sheet
June 30, 2015
Derivative assets	$308	$(308)	$—	$—	$—
Derivative liabilities	$(58,482)	$308	$(58,174)	$2,000	$(56,174)
June 30, 2014
Derivative assets	$9,897	$(5,035)	$4,862	$—	$4,862
Derivative liabilities	$(5,273)	$5,035	$(238)	$—	$(238)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments in the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interests for the three and nine months ended June 30, 2015 and 2014:

	Gain Recognized in AOCI and Noncontrolling Interest		Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Three Months Ended June 30,	2015	2014	2015	2014
Cash Flow Hedges:
Propane contracts	$—	$884	$213	$5,258	Cost of sales - propane

	Loss Recognized in Income		Location of Loss Recognized in Income
Three Months Ended June 30,	2015	2014
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(12,216)	$(2,006)	Cost of sales - propane

	Gain Recognized in AOCI and Noncontrolling Interest		Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Nine Months Ended June 30,	2015	2014	2015	2014
Cash Flow Hedges:
Propane contracts	$—	$46,231	$2,518	$53,685	Cost of sales - propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Nine Months Ended June 30,	2015	2014
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(192,701)	$4,924	Cost of sales - propane
For those derivative instruments accounted for as cash flow hedges during the three and nine months ended June 30, 2014, the amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material.

We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts that provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sales

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

Note 8 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $135,631 and $129,799 for the three months ended June 30, 2015 and 2014, respectively, and $440,946 and $429,750 for the nine months ended June 30, 2015 and 2014, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $5,024 and $4,322 during the three months ended June 30, 2015 and 2014, respectively, and $18,126 and $15,280 during the nine months ended June 30, 2015 and 2014, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $711 and $976 for the three months ended June 30, 2015 and 2014, respectively, and $2,171 and $3,191 for the nine months ended June 30, 2015 and 2014, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services totaled $6 and $849 for the three and nine months ended June 30, 2014. There were no purchases of propane by AmeriGas OLP from Energy Services during the three and nine months ended June 30, 2015.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $97 and $218 for the three months ended June 30, 2015 and 2014, respectively, and $1,190 and $1,164 for the nine months ended June 30, 2015 and 2014, respectively.

Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution in the Condensed Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Service Agreement (“SSA”) whereby HVAC provides certain financial and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $256 and $734 during the three and nine months ended June 30, 2015.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended June 30, 2015 (“2015 three-month period”) with the three months ended June 30, 2014 (“2014 three-month period”) and the nine months ended June 30, 2015 (“2015 nine-month period”) with the nine months ended June 30, 2014 (“2014 nine-month period”).

Effective April 1, 2014, the Partnership discontinued cash flow hedge accounting for all commodity derivative instruments entered into beginning April 1, 2014. In addition, effective October 1, 2014, AmeriGas Propane de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. As a result of these changes in accounting for commodity derivative instruments, volatility in net income attributable to AmeriGas Partners as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) can occur as changes in unrealized (non-cash) gains and losses, and certain realized gains and losses, on commodity derivative instruments not associated with current-period transactions are reflected in cost of sales.

As a result of the discontinuance of cash flow hedge accounting as described above, AmeriGas Partners’ management presents the non-GAAP measures “adjusted EBITDA,” “adjusted net income (loss) attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income” (in addition to “net income (loss) attributable to AmeriGas Partners” determined in accordance with GAAP) in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) changes in unrealized gains and losses, and certain realized gains and losses, on commodity derivative instruments not associated with current-period transactions and (2) certain other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” including reconciliations

AMERIGAS PARTNERS, L.P.

of these non-GAAP measures to the most closely associated GAAP terms, see the non-GAAP information included in the section “Non-GAAP Financial Measures” below.

Executive Overview

Three Months Ended June 30, 2015

We recorded GAAP net loss attributable to AmeriGas Partners for the 2015 three-month period of $25.6 million compared to GAAP net loss attributable to AmeriGas Partners for the 2014 three-month period of $37.8 million. The decrease in GAAP net loss reflects the effects of a $14.8 million gain on commodity derivative instruments not associated with current-period transactions in the 2015 three-month period compared to the effects of a $2.8 million loss on commodity derivative instruments in the prior-year three-month period.

Adjusted net loss attributable to AmeriGas Partners for the 2015 three-month period was $40.3 million compared with adjusted net loss attributable to AmeriGas Partners for the 2014 three-month period of $35.0 million. The $5.3 million increase in adjusted net loss attributable to AmeriGas Partners principally reflects the effects of lower adjusted total margin partially offset by slightly lower operating expenses. Average temperatures based upon heating degree days were 18.5% warmer than normal during the 2015 three-month period and 10.2% warmer than the prior year three-month period. The warmer temperatures decreased total retail volumes sold and adjusted total margin.

Nine Months Ended June 30, 2015

We recorded GAAP net income attributable to AmeriGas Partners for the 2015 nine-month period of $260.9 million compared to GAAP net income attributable to AmeriGas Partners for the 2014 nine-month period of $337.2 million. The significant decrease in GAAP net income in the 2015 nine-month period reflects the effects of $48.7 million of losses on commodity derivative instruments not associated with current-period transactions compared with only $2.8 million of such losses during the 2014 nine-month period. The significantly higher 2015 nine-month period losses on commodity derivative instruments not associated with current-period transactions resulted from substantial declines in energy commodity prices, including propane.

Adjusted net income attributable to AmeriGas Partners for the 2015 nine-month period was $309.1 million compared with adjusted net income attributable to AmeriGas Partners for the 2014 nine-month period of $340.0 million. The $30.9 million decline in adjusted net income attributable to AmeriGas Partners principally reflects the effects on retail volumes sold of weather that was warmer than normal and significantly warmer than in the prior-year nine-month period. Average temperatures during the 2015 nine-month period based upon heating degree days were 4.5% warmer than normal and 8.4% warmer than the prior-year nine-month period. Adjusted total margin in the 2015 nine-month period decreased $55.6 million (4.1%) as a result of the lower retail volumes sold partially offset by slightly higher average retail unit margin. Adjusted operating income in the 2015 nine-month period decreased $33.5 million principally reflecting the lower adjusted total margin offset in part by lower operating, administrative and depreciation expenses and slightly higher other operating income.

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

AMERIGAS PARTNERS, L.P.

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Millions of dollars)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Adjusted total margin:
Total revenues	$478.0	$613.2	$2,467.1	$3,152.7
Cost of sales - propane	(172.8)	(320.8)	(1,163.1)	(1,750.5)
Cost of sales - other (a)	(23.8)	(22.8)	(64.6)	(61.4)
Total margin	281.4	269.6	1,239.4	1,340.8
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	(14.8)	2.8	48.7	2.8
Adjusted total margin	$266.6	$272.4	$1,288.1	$1,343.6

Adjusted operating income:
Operating income	$15.6	$4.4	$389.6	$469.0
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	(14.8)	2.8	48.7	2.8
Adjusted operating income	$0.8	$7.2	$438.3	$471.8

Adjusted net (loss) income attributable to AmeriGas Partners:
Net (loss) income attributable to AmeriGas Partners	$(25.6)	$(37.8)	$260.9	$337.2
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(14.8)	2.8	48.7	2.8
Noncontrolling interest in net (losses) gains on commodity derivative instruments not associated with current-period transactions (a)	0.2	—	(0.5)	—
Adjusted net (loss) income attributable to AmeriGas Partners	$(40.2)	$(35.0)	$309.1	$340.0

EBITDA and Adjusted EBITDA:
Net (loss) income attributable to AmeriGas Partners	$(25.6)	$(37.8)	$260.9	$337.2
Income tax expense (a)	0.7	0.9	2.4	2.2
Interest expense	40.3	41.3	122.4	125.0
Depreciation	37.4	37.1	113.5	116.9
Amortization	10.7	10.8	32.1	32.4
EBITDA	63.5	52.3	531.3	613.7
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(14.8)	2.8	48.7	2.8
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions (a)	0.2	—	(0.5)	—
Adjusted EBITDA	$48.9	$55.1	$579.5	$616.5

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P.

RESULTS OF OPERATIONS

2015 three-month period compared with 2014 three-month period

Three Months Ended June 30,	2015	2014	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	202.2	215.6	(13.4)	(6.2)%
Wholesale	11.2	10.1	1.1	10.9%
	213.4	225.7	(12.3)	(5.4)%
Revenues:
Retail propane	$407.4	$537.5	$(130.1)	(24.2)%
Wholesale propane	6.7	12.4	(5.7)	(46.0)%
Other	63.9	63.3	0.6	0.9%
	$478.0	$613.2	$(135.2)	(22.0)%
Total margin (a) (b)	$281.4	$269.6	$11.8	4.4%
Operating and administrative expenses	$223.3	$225.1	$(1.8)	(0.8)%
Operating income (b)	$15.6	$4.4	$11.2	254.5%
Net (loss) attributable to AmeriGas Partners (b)	$(25.6)	$(37.8)	$12.2	(32.3)%
Non-GAAP financial measures (d):
Adjusted total margin	$266.6	$272.4	$(5.8)	(2.1)%
EBITDA (b)	$63.5	$52.3	$11.2	21.4%
Adjusted EBITDA	$48.9	$55.1	$(6.2)	(11.3)%
Adjusted operating income	$0.8	$7.2	$(6.4)	(88.9)%
Adjusted net (loss) attributable to AmeriGas Partners	$(40.2)	$(35.0)	$(5.2)	14.9%
Degree days — % (warmer) than normal (c)	(18.5)%	(9.3)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2015 three-month period and the 2014 three-month period include the impact of net gains (losses) of $14.8 million and $(2.8) million, respectively, on commodity derivative instruments not associated with current-period transactions.

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

AmeriGas Propane’s retail gallons sold during the 2015 three-month period decreased 6.2% compared with the prior-year period. The decline in retail gallons sold in the 2015 three-month period principally reflects average temperatures based upon heating degree days that were 18.5% warmer than normal and 10.2% warmer than the prior-year three-month period.

Retail propane revenues decreased $130.1 million during the 2015 three-month period reflecting lower average retail selling prices ($96.7 million), principally the result of the significantly lower propane product costs and, to a much lesser extent, the effects of the lower retail volumes sold ($33.4 million). Wholesale propane revenues decreased $5.7 million during the 2015 three-month period reflecting the effects of lower wholesale selling prices ($7.1 million) partially offset by the effects of slightly higher wholesale volumes sold ($1.4 million). Average daily wholesale propane commodity prices during the 2015 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 55% lower than such prices during the 2014 three-month period. Revenues from fee income and other ancillary sales and services in the 2015 three-month period were slightly higher than in the prior-year period.

Total cost of sales during the 2015 three-month period decreased $147.1 million. Cost of sales in the 2015 and 2014 three-month periods are net of $14.8 million and $(2.8) million of gains (losses) on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effect of these gains (losses) on derivative commodity instruments, total

AMERIGAS PARTNERS, L.P.

propane cost of sales decreased $130.4 million principally reflecting the effects of the lower average propane product costs ($112.8 million) and the lower retail and wholesale volumes sold ($17.6 million) on propane cost of sales.

Total margin, which includes $14.8 million and $(2.8) million of gains (losses) on commodity derivative instruments not associated with current-period transactions in the 2015 and 2014 three-month periods, respectively, increased $11.8 million in the 2015 three-month period. Adjusted total margin, excluding the effects of such gains (losses) on retail propane cost of sales, decreased $5.8 million principally reflecting lower retail propane total margin ($5.7) million. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by the impact of slightly higher average retail propane unit margin.

EBITDA and operating income, which amounts include the previously mentioned gains (losses) on commodity derivative instruments not associated with current-period transactions, each increased $11.2 million compared with such amounts for the prior-year period. Adjusted EBITDA in the 2015 three-month period decreased $6.2 million principally reflecting the lower adjusted total margin ($5.8 million) and lower other operating income partially offset by lower operating and administrative expenses ($1.8 million). The decrease in operating and administrative expenses principally resulted from lower vehicle expenses and lower uncollectible accounts expense. Adjusted operating income decreased $6.4 million in the 2015 three-month period principally reflecting the $6.2 million decrease in adjusted EBITDA.

2015 nine-month period compared with 2014 nine-month period

Nine Months Ended June 30,	2015	2014	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	990.4	1,064.6	(74.2)	(7.0)%
Wholesale	42.1	82.9	(40.8)	(49.2)%
	1,032.5	1,147.5	(115.0)	(10.0)%
Revenues:
Retail propane	$2,219.5	$2,821.1	$(601.6)	(21.3)%
Wholesale propane	35.5	120.6	(85.1)	(70.6)%
Other	212.1	211.0	1.1	0.5%
	$2,467.1	$3,152.7	$(685.6)	(21.7)%
Total margin (a) (b)	$1,239.4	$1,340.8	$(101.4)	(7.6)%
Operating and administrative expenses	$727.3	$744.0	$(16.7)	(2.2)%
Operating income (b)	$389.7	$469.0	$(79.3)	(16.9)%
Net income attributable to AmeriGas Partners (b)	$260.9	$337.2	$(76.3)	(22.6)%
Non-GAAP financial measures (d):
Adjusted total margin	$1,288.1	$1,343.6	$(55.5)	(4.1)%
EBITDA (b)	$531.3	$613.7	$(82.4)	(13.4)%
Adjusted EBITDA	$579.5	$616.5	$(37.0)	(6.0)%
Adjusted operating income	$438.3	$471.8	$(33.5)	(7.1)%
Adjusted net income attributable to AmeriGas Partners	$309.1	$340.0	$(30.9)	(9.1)%
Degree days — % (warmer) colder than normal (c)	(4.5)%	4.3%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2015 and 2014 nine-month periods include the impact of net (losses) of $(48.7) million and $(2.8) million, respectively, on commodity derivative instruments not associated with current-period transactions.

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

AMERIGAS PARTNERS, L.P.

The Partnership’s retail gallons sold during the 2015 nine-month period decreased 7.0% compared with the prior-year period. The decline in retail gallons sold in the 2015 nine-month period principally reflects average temperatures based upon heating degree days that were 4.5% warmer than normal and 8.4% warmer than the prior-year period.

Retail propane revenues decreased $601.6 million during the 2015 nine-month period reflecting lower average retail selling prices ($405.0 million), principally the result of the lower propane product costs, and the effects of lower retail volumes sold ($196.6 million). Wholesale propane revenues decreased $85.1 million during the 2015 nine-month period reflecting the effects of lower wholesale volumes sold ($59.4 million) and lower wholesale selling prices ($25.7 million). Average daily wholesale propane commodity prices during the 2015 nine-month period at Mont Belvieu, Texas were approximately 50% lower than such prices during the 2014 nine-month period. Revenues from fee income and other ancillary sales and services in the 2015 nine-month period were slightly higher than in the prior-year period.

Total cost of sales during the 2015 nine-month period decreased $584.1 million from the prior-year period. Cost of sales in the 2015 nine-month period includes $48.7 million of losses on commodity derivative instruments not associated with current-period transactions compared with losses in the prior-year period of $2.8 million. Excluding the effects on cost of sales of the net losses on derivative commodity instruments, total propane cost of sales decreased $633.3 million principally reflecting the effects of the significantly lower average propane product costs ($462.4 million) and the effects of the lower retail and wholesale volumes sold ($170.9 million) on propane cost of sales.

Total margin, which includes $(48.7) million and $(2.8) million of gains (losses) on commodity derivative instruments not associated with current-period transactions in the 2015 and 2014 nine-month periods, respectively, decreased $101.4 million in the 2015 nine-month period. Adjusted total margin, which excludes the effects of such gains and (losses), decreased $55.5 million principally reflecting lower retail propane total margin ($50.5 million) and, to a much lesser extent, lower margin from wholesale sales and ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin.

EBITDA and operating income, including the effects of the previously mentioned gains (losses) on commodity derivative instruments not associated with current-period transactions, decreased $82.4 million and $79.3 million, respectively, from the prior-year nine-month period. Adjusted EBITDA in the 2015 nine-month period decreased $37.0 million principally reflecting the lower adjusted total margin ($55.5 million) offset in part by lower operating and administrative expenses ($16.7 million) and higher other operating income resulting, in large part, from sales of excess assets. The decrease in operating and administrative expenses reflects lower vehicle expenses ($13.6 million), principally reflecting lower vehicle fuel expenses, and lower uncollectible accounts expense ($9.5 million) partially offset by, among other things, higher self-insured casualty and liability expenses. Adjusted operating income decreased $33.5 million in the 2015 nine-month period principally reflecting the lower Partnership adjusted EBITDA ($37.0 million) partially offset by lower depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s debt outstanding at June 30, 2015, totaled $2,333.2 million (including current maturities of long-term debt of $10.4 million and Credit Agreement borrowings of $43.6 million). The Partnership’s debt outstanding at September 30, 2014, totaled $2,400.7 million (including current maturities of long-term debt of $11.6 million and Credit Agreement borrowings of $109.0 million). Total long-term debt outstanding at June 30, 2015, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $25.8 million of HOLP Senior Notes and $13.0 million of other long-term debt.

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

At June 30, 2015, there were $43.6 million of borrowings outstanding under AmeriGas OLP’s 2014 Amended and Restated Credit Agreement (“Credit Agreement”) which are classified as short-term borrowings on the Condensed Consolidated Balance Sheets. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $64.7 million at June 30, 2015. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2015 nine-month period were $136.9 million and $349.0 million, respectively. The average daily and peak bank loan borrowings outstanding under the Credit Agreement and a predecessor credit agreement during the 2014 nine-month period were $175.0 million and $320.0 million, respectively. At June 30, 2015, the Partnership’s available borrowing capacity under the Credit Agreement was $416.7 million.

AMERIGAS PARTNERS, L.P.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

On July 27, 2015, the General Partner’s Board of Directors approved a quarterly distribution of $0.92 per Common Unit payable on August 18, 2015, to unitholders of record on August 10, 2015. During the nine months ended June 30, 2015, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.92 per Common Unit for the quarter ended March 31, 2015, and $0.88 per Common Unit for the quarters ended December 31, 2014, and September 30, 2014.

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

Cash flow provided by operating activities was $424.1 million in the 2015 nine-month period compared to cash flow provided by operating activities of $363.2 million in the 2014 nine-month period. The Partnership’s operating cash flow during the nine-months ended June 30, 2015, benefited significantly from lower net operating working capital amounts resulting from the significant decline in LPG commodity costs. Cash flow from operating activities before changes in operating working capital was $469.0 million in the 2015 nine-month period compared with $518.8 million in the prior-year period reflecting, in large part, the lower adjusted net income attributable to AmeriGas Partners and lower noncash charges for uncollectible accounts. Cash used to fund changes in operating working capital was $44.9 million in the 2015 nine-month period compared to cash used to fund changes in operating working capital of $155.6 million in the 2014 nine-month period. The significant decrease in net cash used to fund changes in operating working capital reflects, in large part, the impact on such cash flows resulting from the previously mentioned significant decline in LPG commodity costs during the 2015 nine-month period, principally accounts receivable and inventory.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $76.5 million in the 2015 nine-month period compared with $69.7 million in the prior-year period. The Partnership spent $77.9 million for property, plant and equipment (comprising $43.6 million of maintenance capital expenditures and $34.3 million of growth capital expenditures) in the 2015 nine-month period compared with $80.3 million (comprising $47.0 million of maintenance capital expenditures $33.3 million of growth capital expenditures) in the 2014 nine-month period. Investing activity cash flow in the 2015 nine-month period includes higher cash proceeds from sales of excess assets. Net cash used for acquisitions of businesses was higher in the 2015 nine-month period reflecting greater acquisition activity.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, issuances of Common Units and distributions on partnership interests. Cash used by financing activities was $344.8 million in the 2015 nine-month period compared with cash used of $291.5 million in the prior-year period. Distributions in the 2015 nine-month period totaled $273.4 million compared with $257.6 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash used to repay short-term borrowings under the Credit Agreement in the 2015 nine-month period totaled $65.4 million compared with $24.4 million in repayments of short-term borrowings in the prior-year period. The higher repayments of short-term borrowings in the 2015 nine-month period reflects the use of the previously mentioned increase in 2015 nine-month period cash flow from operating activities.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2015, was a loss of $58.2 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $15.0 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2015. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2015.	AmeriGas Partners, L.P.	Form 8-K (7/27/215)	3.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

AMERIGAS PARTNERS, L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 7, 2015	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	August 7, 2015	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase