Form 10-K
period 2015-09-30
AMERIGAS PARTNERS LP
filed 2015-11-25
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2015 was approximately $4,434,512,696. At November 17, 2015, there were outstanding 92,892,582 Common Units representing limited partner interests.

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
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves approximately 2 million residential, commercial, industrial, agricultural, wholesale and motor fuel customers in all 50 states from approximately 2,000 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership. AmeriGas OLP is referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2015” and “Fiscal 2014” refer to the fiscal years ended September 30, 2015 and September 30, 2014, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 26% effective ownership interest in the Partnership.
Business Strategy

Our strategy is to grow by (i) pursuing opportunistic acquisitions, (ii) developing internal sales and marketing programs to improve customer service and attract and retain customers, and (iii) leveraging our scale and driving productivity. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional, and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2015, we completed the acquisition of nine propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program, through which consumers can purchase propane cylinders or exchange propane cylinders at various retail locations, and our National Accounts program, through which we encourage multi-location propane users to enter into a supply agreement with us rather than with many suppliers. In addition, the Company strives to achieve superior safety performance.
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
Products, Services and Marketing
The Partnership serves approximately 2 million customers in all 50 states from approximately 2,000 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems, and operates a residential heating, ventilation, air conditioning, plumbing, and related services business in certain counties of Pennsylvania, Delaware, and Maryland. Typically, we are located in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in all states throughout the continental United States.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over 1.2 billion gallons of propane in Fiscal 2015. Approximately 96% of the Partnership’s Fiscal 2015 sales (based on gallons sold) were to retail accounts and approximately 4% were to wholesale and supply customers. Sales to residential customers in Fiscal 2015 represented approximately 39% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 15%; and agricultural customers 6%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2015 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its AmeriGas Cylinder Exchange program. At September 30, 2015, ACE cylinders were available at nearly 48,500 retail locations throughout the United States. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.
Residential and commercial customers use propane primarily for home heating, water heating and cooking purposes. Commercial users include hotels, restaurants, churches, warehouses, and retail stores. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts, commercial lawn mowers, and stationary engines. Agricultural uses include tobacco curing, chicken brooding, crop drying, and orchard heating. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.
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

Propane Supply and Storage

The United States propane market has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. The propane industry experienced record inventory levels and the lowest propane prices in the U.S. in nearly 15 years during the Fiscal 2015 winter heating season. The availability and pricing of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported and exported supply. In recent years, there has been an increase in demand for propane overseas from the U.S. propane export market with total U.S. propane exports nearly doubling over the last two years. During Fiscal 2015, over 85% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during the fiscal year ending September 30, 2016 (“Fiscal 2016”). If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Enterprise Products Partners, L.P., Plains Marketing, L.P., and Targa Liquids Marketing & Trade LLC supplied approximately 40% of the Partnership’s Fiscal 2015 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2015. In certain geographical areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
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
Retail propane industry volumes have been declining for several years and no or modest growth in total demand is foreseen in the next several years. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the National Accounts program (through which the Partnership encourages multi-location propane users to enter into a single AmeriGas supply agreement rather than multiple agreements with other suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2015, the Partnership’s retail propane sales totaled nearly 1.2 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2013 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 8.8 billion gallons. Based on LP-GAS magazine rankings, 2013 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 38% of domestic retail sales.
Trade Names, Trade and Service Marks

The Partnership markets propane principally under the “AmeriGas®”, “America’s Propane Company®”, “Heritage Propane®”, “Relationships Matter®”, and “ServiceMark®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The Partnership also markets propane under various other trade names throughout the United States. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2015, approximately 67% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

Hazardous Substances and Wastes

The Partnership is investigating and remediating contamination at a number of present and former operating sites in the United States, including former sites where it or its former subsidiaries operated manufactured gas plants. CERCLA and similar state laws impose joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of CERCLA.

Health and Safety

The Partnership is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of its workers.  These laws require the Partnership, among other things, to maintain information about materials, some of which may be hazardous or toxic, that are used, released, or produced in the course of its operations. Certain portions of this information must be provided to employees, state and local governmental authorities and responders, commercial and industrial customers, and local citizens in accordance with applicable federal and state Emergency Planning and Community Right-to-Know Act requirements. The Partnership’s operations are also subject to the safety hazard communication requirements and reporting obligations set forth in federal workplace standards.

All states in which the Partnership operates have adopted fire safety codes that regulate the storage, distribution, and use of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58 and/or one or more of various international codes (including international fire, building and fuel gas codes) establish rules and procedures governing the safe handling of propane, or comparable regulations, which have been adopted by all states in which the Partnership operates. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution, and use of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act, the Hazardous Materials & Transportation Act, and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials, including propane for purposes of these regulations, and are administered by the United States Department of Transportation (“DOT”), Pipeline and Hazardous Materials Safety Administration. The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or two or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT’s pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002. Management believes that the procedures currently in effect at all of the Partnership’s facilities for the handling, storage, transportation and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

Climate Change

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, the Partnership anticipates that this will provide it with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on the Partnership, its suppliers and its customers. In recent years, there has been an increase in state initiatives aimed at regulating GHG emissions. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane distribution companies, to purchase allowances to compensate for the GHG emissions created by their business operations. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance.

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2015, the General Partner had nearly 8,500 employees, including over 500 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

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
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our ACE operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of unfavorable weather conditions, including periods of significant rainfall, can negatively affect our ACE revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane appliances which could reduce the demand for our ACE cylinders.
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
During Fiscal 2015, AmeriGas Propane purchased over 88% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographical areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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

Our potential to increase revenues may be affected by the decline of the retail propane industry and our ability to retain and grow our customer base.

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
The volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.
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

The risk of terrorism may adversely affect the economy and the price and availability of propane.
Terrorist attacks may adversely impact the price and availability of propane, as well as our results of operations, our ability to raise capital, and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane), cause price volatility in the cost of propane, and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport propane if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.

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

Our cash flow and net income will decrease if we are required to incur additional costs to comply with new governmental safety, health, transportation, tax and environmental regulations.

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
There continues to be concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. Some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane companies, to purchase allowances to compensate for the GHG emissions created by their business operations. However, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. Although Congress has not enacted federal climate change legislation, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from motor vehicles and certain large stationary sources, and to require reporting of GHG emissions by certain regulated facilities on an annual basis. The Partnership’s facilities are not currently subject to these regulations, but the potential increased costs of regulatory compliance and mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition.
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
As is the case for most master limited partnerships, our Fourth Amended and Restated Agreement of Limited Partnership dated as of July 27, 2009, as amended as of March 13, 2012 and as of July 27, 2015 (the “Partnership Agreement”) requires that distributions to our partners upon our liquidation (or to a partner upon certain redemptions) be made in accordance with positive capital account balances in order to comply with Treasury regulations (“Treasury Regulations”) promulgated under the Internal Revenue Code of 1986, as amended (the “Code”), as to our allocations of tax items. Although our Partnership Agreement grants our General Partner broad discretion to use special allocations, capital account adjustments, and other corrective measures to prevent this capital account liquidation requirement from causing economic distortions, it is not possible to confirm in all instances that such economic distortions will not result from this capital account liquidation requirement.

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
Our substantial debt and our ability to incur significant additional indebtedness, subject to the restrictions under AmeriGas OLP’s bank credit agreement, the outstanding HOLP note agreements and the indentures governing our outstanding notes of the master limited partnership could adversely affect our ability to make distributions to holders of our Common Units and could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
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

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within any twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing more than one tax return

(and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his or her taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but, instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. However, under an IRS relief program, a publicly traded partnership that technically terminates may be allowed to provide one Schedule K-1 to unitholders for the year, notwithstanding that it has more than one partnership tax year. Following Heritage ETC, L.P.’s completion of public offerings of an aggregate 25,200,000 of our Common Units and subsequent private sales, Heritage ETC, L.P. currently holds 3,125,000 Common Units. ETP directly and indirectly owns 100% of the equity interests in Heritage ETC, L.P. If ETP transfers our Common Units it beneficially received in the Heritage Propane acquisition or engages in certain other transactions with respect to such Common Units, these transactions may be treated for tax purposes as a sale or exchange of our Common Units. If there is a sale or exchange of our Common Units by any other unitholders within 12 months of such a transaction that would result in a sale or exchange of 50% or more of our Common Units in the aggregate, then we may be considered to have technically terminated for federal income tax purposes with the attendant consequences described above.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

As of September 30, 2015, the Partnership owned approximately 81% of its over 700 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2015, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
1,000	Trailers	76%	24%
375	Tractors	9%	91%
500	Railroad tank cars	2%	98%
3,700	Bobtail trucks	39%	61%
425	Rack trucks	38%	62%
4,000	Service and delivery trucks	52%	48%

Other assets owned at September 30, 2015 included approximately 1.8 million stationary storage tanks with typical capacities of more than 120 gallons and approximately 4.7 million portable propane cylinders with typical capacities of 1 to 120 gallons.

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

	Price Range		Cash
2015 Fiscal Year	High	Low	Distribution
Fourth Quarter	$47.85	$39.13	$0.920
Third Quarter	$49.87	$45.25	$0.920
Second Quarter	$52.72	$46.01	$0.880
First Quarter	$48.50	$42.06	$0.880

	Price Range		Cash
2014 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.54	$43.56	$0.880
Third Quarter	$48.36	$42.17	$0.880
Second Quarter	$45.00	$40.96	$0.840
First Quarter	$45.74	$41.70	$0.840

As of November 19, 2015, there were 764 record holders of the Partnership’s Common Units.

The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (the “Partnership Agreement”). Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Reserves may be maintained to provide for (i) the proper conduct of the Partnership’s business, (ii) distributions during the next four fiscal quarters and (iii) compliance with applicable law or any debt instrument or other agreement or obligation to which the Partnership is a party or its assets are subject. The information concerning restrictions on distributions required by Item 5 of this Report is incorporated herein by reference to Notes 5 and 6 to Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Dollars in thousands, except per unit amounts)	2015	2014	2013 (a)	2012 (a)	2011
FOR THE PERIOD:
Income statement data:
Revenues	$2,885,322	$3,712,935	$3,166,543	$2,921,616	$2,537,959
Net income including noncontrolling interest	$214,969	$294,441	$225,091	$12,671	$140,924
Less: net income attributable to noncontrolling interest	(3,758)	(4,548)	(3,869)	(1,646)	(2,401)
Net income attributable to AmeriGas Partners, L.P.	$211,211	$289,893	$221,222	$11,025	$138,523
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$178,742	$263,144	$199,724	$(2,094)	$132,101
Income (loss) per limited partner unit — basic and diluted (b)	$1.91	$2.82	$2.14	$(0.11)	$2.30
Cash distributions declared per limited partner unit	$3.60	$3.44	$3.28	$3.10	$2.89
AT PERIOD END:
Balance sheet data:
Current assets	$366,361	$505,908	$504,994	$523,368	$393,819
Total assets	$4,141,712	$4,364,058	$4,437,671	$4,517,331	$1,795,735
Current liabilities (excluding debt)	$468,515	$496,925	$492,362	$590,239	$350,829
Total debt	$2,351,596	$2,400,734	$2,417,011	$2,377,969	$1,029,022
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	$1,164,216	$1,322,514	$1,385,103	$1,429,108	$338,656
Noncontrolling interest	36,157	38,376	39,034	39,452	12,823
Total partners’ capital	$1,200,373	$1,360,890	$1,424,137	$1,468,560	$351,479
OTHER DATA:
Capital expenditures (including capital leases)	$102,009	$113,934	$111,058	$103,140	$77,228
Retail propane gallons sold (millions)	1,184.3	1,275.6	1,245.2	1,017.5	874.2
Degree days — % (warmer) colder than normal (c)	(5.8)%	3.4%	(4.9)%	(18.6)%	(1.0)%
Distributable Cash Flow (“DCF”) (d):
DCF	$399,875	$430,864	$403,014	$196,265	$235,579
DCF after growth capital expenditures	$355,681	$387,217	$363,818	$155,798	$196,523
Total distributions paid	$368,426	$346,744	$327,000	$271,839	$171,821
Ratio of DCF to total distributions paid	1.1	1.2	1.2	0.7	1.4
Ratio of DCF after growth capital expenditures to total distributions paid	1.0	1.1	1.1	0.6	1.1

(a)	Reflects the acquisition of Heritage Propane on January 12, 2012 and, during Fiscal 2012 and Fiscal 2013, the impact of subsequent transition and integration activities.

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

(d)	The following table reconciles net cash provided by operating activities to (1) DCF and (2) DCF after growth capital expenditures:

	Year Ended September 30,
(Thousands of dollars)	2015	2014	2013	2012	2011
Net cash provided by operating activities	$523,858	$480,070	$355,603	$344,429	$188,851
Add: Heritage Propane acquisition and transition expenses (i)	—	—	26,539	46,187	—
Exclude the impact of changes in operating working capital:
Accounts receivable	(51,613)	15,246	43,378	(78,703)	65,578
Inventories	(86,198)	22,804	(5,403)	(53,061)	20,532
Accounts payable	52,975	16,643	661	34,577	(25,690)
Other current assets	10,889	(2,429)	2,305	(11,863)	(2,912)
Other current liabilities	8,825	(11,045)	42,795	(24,129)	37,387
Provision for uncollectible accounts	(15,800)	(26,403)	(16,477)	(15,088)	(12,807)
Other cash flows from operating activities, net	14,754	6,265	5,100	(1,019)	2,812
	457,690	501,151	454,501	241,330	273,751
Maintenance capital expenditures (ii)	(57,815)	(70,287)	(51,487)	(45,065)	(38,172)
DCF (iii) (A)	399,875	430,864	403,014	196,265	235,579
Growth capital expenditures (ii)	(44,194)	(43,647)	(39,196)	(40,467)	(39,056)
DCF after growth capital expenditures (iii) (B)	$355,681	$387,217	$363,818	$155,798	$196,523

Distributions:
Distributions to Common Unitholders	$334,387	$319,427	$304,444	$256,112	$165,066
Distributions to the General Partner	34,039	27,317	22,556	15,727	6,755
Total distributions paid (C)	$368,426	$346,744	$327,000	$271,839	$171,821

Ratio of DCF to total distributions paid (A)/(C)	1.1	1.2	1.2	0.7	1.4
Ratio of DCF after growth capital expenditures to total distributions paid (B)/(C)	1.0	1.1	1.1	0.6	1.1

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

(iii)
"DCF" and "DCF after growth capital expenditures" should not be considered as alternatives to net income (as an indicator of operating performance) or alternatives to cash flow (as a measure of liquidity or ability to service debt obligations) and are not measures of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management believes DCF and DCF after growth capital expenditures are meaningful non-GAAP measures for evaluating the Partnership’s ability to declare and pay distributions pursuant to the terms of the Partnership Agreement. The Partnership’s definitions of DCF and DCF after growth capital expenditures may be different from those used by other companies. The ability of the Partnership to pay distributions on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

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
As a result of the discontinuance of cash flow hedge accounting as described above, AmeriGas Partners’ management presents the non-GAAP measures “adjusted EBITDA,” “adjusted net income attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income” (in addition to “net income attributable to AmeriGas Partners” determined in accordance with GAAP) in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) changes in unrealized gains and losses, and certain realized gains and losses, on commodity derivative instruments not associated with current-period transactions and (2) certain other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” including reconciliations of these non-GAAP measures to the most closely associated GAAP terms, see the non-GAAP information included in the section “Non-GAAP Financial Measures” below.
Executive Overview
We recorded GAAP net income attributable to AmeriGas Partners for Fiscal 2015 of $211.2 million compared to GAAP net income attributable to AmeriGas Partners for Fiscal 2014 of $289.9 million. The significant decrease in Fiscal 2015 GAAP net income includes the effects of $47.8 million of losses on commodity derivative instruments not associated with current-period transactions compared with only $9.5 million of such losses in Fiscal 2014. The significantly higher losses on commodity derivative instruments not associated with current-period transactions resulted from substantial declines in energy commodity prices, including propane, during Fiscal 2015. The decline in Fiscal 2015 GAAP net income also reflects a 7.2% decrease in retail gallons sold resulting in large part from the effects of warmer weather.
Adjusted net income attributable to AmeriGas Partners for Fiscal 2015 was $258.6 million compared with adjusted net income attributable to AmeriGas Partners for Fiscal 2014 of $299.3 million. The $40.7 million decline in adjusted net income attributable to AmeriGas Partners principally reflects the previously mentioned effects of warmer weather on retail volumes sold. Average temperatures in Fiscal 2015 based upon heating degree days were 5.8% warmer than normal and 8.9% warmer than in Fiscal 2014. Adjusted total margin in Fiscal 2015 decreased $60.5 million (3.8%) as a result of the lower retail volumes sold partially offset by slightly higher average retail unit margin. The increase in average retail unit margin reflects in part the effects of significantly lower commodity propane prices during Fiscal 2015. Average daily wholesale propane commodity prices during Fiscal 2015 at Mont Belvieu, Texas were approximately 50% lower than such prices during Fiscal 2014. Adjusted operating income in Fiscal 2015 decreased $43.6 million principally reflecting the lower adjusted total margin offset in part by lower operating, administrative and depreciation expenses and slightly higher other operating income.
Looking ahead, our results in Fiscal 2016 will be influenced by a number of factors including, among others, temperatures and the severity of weather in our service territories during the peak heating-season, the level of volatility of commodity prices for propane, the level of customer conservation and the strength of economic activity.
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

Management believes earnings before interest, income taxes, depreciation and amortization (“EBITDA”), as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have (“adjusted EBITDA”), is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of adjusted EBITDA may be different from those used by other companies. Management uses adjusted EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes, the effects of gains and losses on commodity derivative instruments not associated with current-period transactions or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization, gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have from adjusted EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant years. Management also uses adjusted EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s adjusted EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s adjusted EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment.
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

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the years presented:

(Millions of dollars)	Year Ended September 30,
	2015	2014	2013
Adjusted total margin:
Total revenues	$2,885.3	$3,712.9	$3,166.5
Cost of sales - propane	(1,301.2)	(2,034.6)	(1,571.6)
Cost of sales - other (a)	(86.6)	(82.0)	(88.5)
Total margin	1,497.5	1,596.3	1,506.4
Add net losses on commodity derivative instruments not associated with current-period transactions	47.8	9.5	—
Adjusted total margin	$1,545.3	$1,605.8	$1,506.4

Adjusted operating income:
Operating income	$380.7	$462.6	$392.2
Add net losses on commodity derivative instruments not associated with current-period transactions	47.8	9.5	—
Adjusted operating income	$428.5	$472.1	$392.2

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$211.2	$289.9	$221.2
Add net losses on commodity derivative instruments not associated with current-period transactions	47.8	9.5	—
Noncontrolling interest in net losses on commodity derivative instruments not associated with current-period transactions (a)	(0.4)	(0.1)	—
Adjusted net income attributable to AmeriGas Partners	$258.6	$299.3	$221.2

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$211.2	$289.9	$221.2
Income tax expense (a)	2.9	2.6	1.7
Interest expense	162.8	165.6	165.4
Depreciation	152.2	154.0	159.3
Amortization	42.7	43.2	43.6
EBITDA	571.8	655.3	591.2
Add net losses on commodity derivative instruments not associated with current-period transactions	47.8	9.5	—
Heritage transition expenses	—	—	26.5
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions and Heritage transition expenses(a)	(0.4)	(0.1)	(0.3)
Adjusted EBITDA	$619.2	$664.7	$617.4

(a)	Includes the impact of rounding.

Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2015 with Fiscal 2014 and (2) Fiscal 2014 with the year ended September 30, 2013 (“Fiscal 2013”).
Fiscal 2015 Compared with Fiscal 2014

(Dollars in millions)	2015	2014	Increase (Decrease)

Gallons sold (millions):
Retail	1,184.3	1,275.6	(91.3)	(7.2)%
Wholesale	54.4	93.4	(39.0)	(41.8)%
	1,238.7	1,369.0	(130.3)	(9.5)%
Revenues:
Retail propane	$2,570.7	$3,307.6	$(736.9)	(22.3)%
Wholesale propane	41.7	133.2	(91.5)	(68.7)%
Other	272.9	272.1	0.8	0.3%
	$2,885.3	$3,712.9	$(827.6)	(22.3)%
Total margin (a) (b)	$1,497.5	$1,596.3	$(98.8)	(6.2)%
Operating and administrative expenses	$953.3	$964.0	$(10.7)	(1.1)%
Operating income (b)	$380.7	$462.6	$(81.9)	(17.7)%
Net income attributable to AmeriGas Partners (b)	$211.2	$289.9	$(78.7)	(27.1)%
Non-GAAP financial measures (c):
Adjusted total margin	$1,545.3	$1,605.8	$(60.5)	(3.8)%
EBITDA (b)	$571.8	$655.3	$(83.5)	(12.7)%
Adjusted EBITDA	$619.2	$664.7	$(45.5)	(6.8)%
Adjusted operating income	$428.5	$472.1	$(43.6)	(9.2)%
Adjusted net income attributable to AmeriGas Partners	$258.6	$299.3	$(40.7)	(13.6)%
Heating degree days — % (warmer) colder than normal (d)	(5.8)%	3.4%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for Fiscal 2015 and Fiscal 2014 include the impact of net unrealized losses of $47.8 million and $9.5 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
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

The Partnership’s retail gallons sold during Fiscal 2015 decreased 7.2%. The decline in retail gallons sold principally reflects average temperatures based upon heating degree days that were 5.8% warmer than normal and 8.9% warmer than in Fiscal 2014 principally reflecting significantly warmer weather in the western U.S.
Retail propane revenues decreased $736.9 million during Fiscal 2015 reflecting lower average retail selling prices ($500.2 million), principally the result of the lower propane product costs, and the effects of lower retail volumes sold ($236.7 million). Wholesale propane revenues decreased $91.5 million during Fiscal 2015 reflecting the effects of lower wholesale volumes sold ($55.6 million) and lower wholesale selling prices ($35.9 million). Average daily wholesale propane commodity prices during Fiscal 2015 at Mont Belvieu, Texas were more than 50% lower than such prices during Fiscal 2014. Revenues from fee income and other ancillary sales and services in Fiscal 2015 were slightly higher than in the prior-year. Total cost of sales during Fiscal 2015 decreased $728.8 million from Fiscal 2014. Cost of sales in Fiscal 2015 includes $47.8 million of losses on commodity derivative instruments not associated with current-period transactions compared with losses in the prior-year period of $9.5 million. Excluding the effects on cost of sales of the net losses on derivative commodity instruments, total propane cost of sales decreased $771.8 million principally reflecting the effects of the significantly lower average propane product costs ($582.4 million) and the effects of the lower retail and wholesale volumes sold ($189.4 million) on propane cost of sales.
Total margin, which includes $47.8 million and $9.5 million of net losses on commodity derivative instruments not associated with current-period transactions in Fiscal 2015 and Fiscal 2014, respectively, decreased $98.8 million in Fiscal 2015. Adjusted total margin, which excludes the effects of such gains and (losses), decreased $60.5 million principally reflecting lower retail propane total margin ($53.8 million) and, to a much lesser extent, lower margin from wholesale sales and ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margins.
Fiscal 2015 EBITDA and operating income, including the effects of the previously mentioned losses on commodity derivative instruments not associated with current-period transactions, decreased $83.5 million and $81.9 million, respectively, from Fiscal 2014. Adjusted EBITDA in Fiscal 2015 decreased $45.5 million principally reflecting the lower adjusted total margin ($60.5 million) offset in part by lower operating and administrative expenses ($10.7 million) and higher other operating income ($3.9 million) resulting, in large part, from sales of excess assets. The decrease in operating and administrative expenses reflects lower vehicle expenses ($18.3 million), principally reflecting lower vehicle fuel expenses, and lower uncollectible accounts expense ($10.6 million) partially offset by, among other things, higher insurance and self-insured casualty and liability expenses. Adjusted operating income decreased $43.6 million in Fiscal 2015 principally reflecting the lower Partnership adjusted EBITDA ($45.5 million) partially offset by lower depreciation expense.
Fiscal 2014 Compared with Fiscal 2013

(Dollars in millions)	2014	2013	Increase (Decrease)

Gallons sold (millions):
Retail	1,275.6	1,245.2	30.4	2.4%
Wholesale	93.4	101.8	(8.4)	(8.3)%
	1,369.0	1,347.0	22.0	1.6%
Revenues:
Retail propane	$3,307.6	$2,775.8	$531.8	19.2%
Wholesale propane	133.2	109.0	24.2	22.2%
Other	272.1	281.7	(9.6)	(3.4)%
	$3,712.9	$3,166.5	$546.4	17.3%
Total margin (a) (b)	$1,596.3	$1,506.4	$89.9	6.0%
Operating and administrative expenses	$964.0	$943.9	$20.1	2.1%
Operating income (b)	$462.6	$392.2	$70.4	18.0%
Net income attributable to AmeriGas Partners (b)	$289.9	$221.2	$68.7	31.1%
Non-GAAP financial measures (c):
Adjusted total margin	$1,605.8	$1,506.4	$99.4	6.6%
EBITDA (b)	$655.3	$591.2	$64.1	10.8%
Adjusted EBITDA	$664.7	$617.4	$47.3	7.7%
Adjusted operating income	$472.1	$392.2	$79.9	20.4%
Adjusted net income attributable to AmeriGas Partners	$299.3	$221.2	$78.1	35.3%
Heating degree days — % colder (warmer) than normal (d)	3.4%	(4.9)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for Fiscal 2014 includes the impact of net losses of $9.5 million on commodity derivative instruments not associated with current-period transactions.

(c)
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
Retail propane revenues increased $531.8 million during Fiscal 2014 reflecting the effects of higher average retail selling prices ($464.0 million), largely the result of higher propane product costs, and the higher retail volumes sold ($67.8 million). Wholesale propane revenues increased $24.2 million during Fiscal 2014 reflecting the effects of higher wholesale selling prices ($33.2 million) partially offset by the effects of slightly lower wholesale volumes sold ($9.0 million). Average daily wholesale propane commodity prices during Fiscal 2014 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 25% higher than such prices during Fiscal 2013. In addition, certain regions of the U.S. experienced an even greater increase in wholesale commodity prices due to supply constraints caused by industry-wide storage and transportation issues exacerbated by the unusually cold winter weather conditions. Partially offsetting the higher retail and wholesale revenues were slightly lower revenues from fee income and other ancillary sales and services. Total cost of sales during Fiscal 2014 increased $456.5 million from Fiscal 2013. Cost of sales in Fiscal 2014 includes $9.5 million of losses on commodity derivative instruments not associated with current period transactions. As previously mentioned, effective April 1, 2014, we determined, on a prospective basis, that we would no longer elect cash flow hedge accounting for commodity derivative contracts. As a result, all gains or losses from changes in the fair values of commodity derivative contracts entered into beginning April 1, 2014, are required, under GAAP, to be included in propane cost of sales in the Consolidated Statement of Operations. Excluding the effects on cost of sales of the net losses on commodity derivative instruments in Fiscal 2014, cost of sales increased $447.0 million principally reflecting the effects of the higher average propane product costs ($426.4 million) and, to a lesser extent, the effects of the greater retail and wholesale volumes sold ($27.1 million) partially offset by lower cost of sales from ancillary sales and services.
Total margin, which in Fiscal 2014 includes $9.5 million of net losses on commodity derivative instruments not associated with current period transactions, increased $89.9 million in Fiscal 2014. Adjusted total margin, which excludes the effects of such losses, increased $99.4 million principally reflecting higher retail propane total margin ($102.6 million) partially offset by slightly lower margin from ancillary sales and services. The increase in retail propane total margin reflects modestly higher average retail propane unit margins and, to a lesser extent, the previously mentioned increase in retail volumes sold.

EBITDA in Fiscal 2014 increased $64.1 million principally reflecting the higher total margin ($89.9 million) partially offset by slightly higher operating and administrative expenses ($20.1 million), including the impact of $26.5 million of transition expenses in Fiscal 2013 associated with the integration of Heritage Propane, acquired in January 2012, and lower other income ($5.0 million). Adjusted EBITDA in Fiscal 2014 increased $47.3 million principally reflecting the higher adjusted total margin ($99.4 million) partially offset by a $46.6 million increase in operating and administrative expenses, excluding the impact of $26.5 million of Heritage Propane transition expenses recorded in Fiscal 2013, and the lower other income. The increase in operating and administrative expenses excluding the effects of the Heritage Propane transition expenses in the prior-year period reflects, among other things, higher distribution-related expenses associated with the higher retail volumes sold and higher distribution costs caused by the supply challenges in certain regions of the U.S. during the second quarter of Fiscal 2014. The increase in operating and administrative costs also reflects higher uncollectible accounts expense ($9.9 million) and higher casualty and general liability expenses ($6.3 million). Adjusted operating income increased $79.9 million in Fiscal 2014 principally reflecting the higher adjusted total margin ($99.4 million) and slightly lower depreciation and amortization ($5.7 million) partially offset by the slightly higher operating and administrative expenses ($20.1 million) and the lower other income.

Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2015, totaled $2,351.6 million (including current maturities of long-term debt of $9.7 million and Credit Agreement borrowings of $68.1 million). The Partnership’s debt outstanding at September 30, 2014, totaled $2,400.7 million (including current maturities of long-term debt of $11.6 million and short-term borrowings of $109.0 million). Total long-term debt outstanding at September 30, 2015, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $21.0 million of HOLP Senior Notes and $11.7 million of other long-term debt.
AmeriGas OLP has an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks which provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. The Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin.
At September 30, 2015 and 2014, there were $68.1 million and $109.0 million of borrowings outstanding under the Credit Agreement, respectively. The average interest rates on Credit Agreement borrowings at September 30, 2015 and 2014, were 2.20% and 2.16%, respectively. Borrowings under the Credit Agreement are classified as short-term borrowings on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $64.7 million at September 30, 2015 and 2014. The average daily and peak short-term borrowings outstanding under the Credit Agreement during Fiscal 2015 were $119.5 million and $349.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement and a predecessor credit agreement during Fiscal 2014 were $156.6 million and $320.0 million, respectively. At September 30, 2015, the Partnership’s available borrowing capacity under the Credit Agreement was $392.2 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2016. For a more detailed discussion of the Credit Agreement, see Note 6 to Consolidated Financial Statements.
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2015, Fiscal 2014 and Fiscal 2013 were as follows:

	2015	2014	2013
1st Quarter	$0.88	$0.84	$0.80
2nd Quarter	$0.88	$0.84	$0.80
3rd Quarter	$0.92	$0.88	$0.84
4th Quarter	$0.92	$0.88	$0.84

During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $39.3 million in Fiscal 2015, $32.4 million in Fiscal 2014 and $27.4 million in Fiscal 2013. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2015, Fiscal 2014 and Fiscal 2013 of $30.4 million, $23.9 million and $19.3 million, respectively.
Cash Flows

Year Ended September 30,	2015	2014	2013
(millions of dollars)
Net cash provided by operating activities	$523.9	$480.1	$355.6

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

Cash flow from operating activities was higher in Fiscal 2015 compared with Fiscal 2014 principally reflecting a significant increase in cash flow from changes in operating working capital. Cash flow from operating activities before changes in operating working capital was $458.7 million in Fiscal 2015, $521.3 million in Fiscal 2014 and $439.3 million in Fiscal 2013. The year-over-year changes in cash flow from operating activities before changes in working capital principally reflects the year-over-year impact of changes in operating results. Changes in operating working capital provided (used) operating cash flow of $65.1 million in Fiscal 2015, $(41.2) million in Fiscal 2014 and $(83.7) million in Fiscal 2013. Cash flow from changes in operating working capital primarily reflects the impact of propane prices on cash receipts from customers as reflected in changes in accounts receivable, and cash paid for propane purchased as reflected in changes in inventories and accounts payable. The increase in cash flow from changes in operating working capital in Fiscal 2015 reflects, in large part, the impact on such cash flows from the previously mentioned significant decline in LPG commodity costs which occurred during Fiscal 2015. Among other things, cash flow from changes in operating working capital in Fiscal 2014 compared to Fiscal 2013 includes greater cash used to fund higher volumes of propane inventory at September 30, 2014 compared to propane inventory volumes at September 30, 2013.

Year Ended September 30,	2015	2014	2013
(millions of dollars)
Net cash used in investing activities	$(99.0)	$(109.7)	$(108.9)

Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. We spent $102.0 million for property, plant and equipment in Fiscal 2015; $113.9 million in Fiscal 2014; and $111.1 million in Fiscal 2013.

Year Ended September 30,	2015	2014	2013
(millions of dollars)
Net cash used in financing activities	$(423.5)	$(369.5)	$(294.2)

Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Distributions on Common Units and the General Partner interest totaled $368.4 million, $346.7 million and $327.0 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. The year-over-year increases in distributions principally reflect the effects of increases in the distribution rate over the three-year period. The decrease in short-term borrowings was higher in Fiscal 2015 compared with Fiscal 2014 principally as a result of the previously mentioned higher Fiscal 2015 cash provided by operating activities.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2015, Fiscal 2014 and Fiscal 2013. We also provide amounts we expect to spend in Fiscal 2016. We expect to finance Fiscal 2016 capital expenditures principally from cash generated by operations and borrowings under our Credit Agreement.

Year Ended September 30,	2016	2015	2014	2013
(millions of dollars)	(estimate)
Maintenance capital expenditures	$60.9	$57.8	$70.3	$51.5
Growth capital expenditures	49.1	44.2	43.6	39.2
Heritage Propane transition capital expenditures	—	—	—	20.4
Total capital expenditures	$110.0	$102.0	$113.9	$111.1
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

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2015 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt, lease obligations, capital expenditures and propane supply contracts. The following table presents significant contractual cash obligations as of September 30, 2015:

	Payments Due by Period
(millions of dollars)	Total	Fiscal 2016	Fiscal 2017 - 2018	Fiscal 2019 - 2020	Fiscal 2021 and thereafter
Long-term debt (a)	$2,281.0	$9.2	$11.4	$1,009.3	$1,251.1
Interest on long-term fixed-rate debt (b)	889.0	153.1	305.2	275.8	154.9
Operating leases	318.2	57.4	91.6	73.2	96.0
Propane supply contracts	58.2	53.5	4.7	—	—
Derivative instruments (c)	55.2	47.5	7.3	0.4	—
Total	$3,601.6	$320.7	$420.2	$1,358.7	$1,502.0

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents the sum of amounts due from us if derivative liabilities were settled at September 30, 2015, amounts reflected in the Consolidated Balance Sheet.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2015, principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2015, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $32.4 million.
Related Party Transactions
Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $576.1 million in Fiscal 2015, $555.4 million in Fiscal 2014, and $540.3 million in Fiscal 2013, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $22.6 million in Fiscal 2015, $20.5 million in Fiscal 2014 and $18.6 million in Fiscal 2013. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3.0 million in Fiscal 2015, $4.0 million in Fiscal 2014 and $4.5 million in Fiscal 2013.
From time to time, the AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services in Fiscal 2015. Purchases of propane by AmeriGas OLP from Energy Services totaled $0.9 million and $2.0 million during Fiscal 2014 and Fiscal 2013, respectively.
In addition, AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $1.2 million, $1.2 million and $1.3 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2015 and 2014, were losses of $57.3 million and $6.4 million, respectively. A hypothetical 10% adverse change in the market price of propane would result in decreases in such fair values of $16.3 million and $28.0 million, respectively.
Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
At September 30, 2015, our variable-rate debt includes borrowings under the Credit Agreement. Credit Agreement borrowings have interest rates that are generally indexed to short-term market interest rates. At September 30, 2015 and 2014, there were $68.1 million and $109.0 million of borrowings outstanding under the Credit Agreement and our previous credit agreement, respectively. Based upon the average level of borrowings outstanding under these agreements during Fiscal 2015 and 2014, an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2015 and Fiscal 2014 annual interest expense by $1.2 million and $1.6 million, respectively.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $79 million and $89 million at September 30, 2015 and 2014, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of approximately $61 million and $56 million at September 30, 2015 and 2014, respectively.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time, we may enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at September 30, 2015 or 2014.
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

Critical Accounting Policies and Estimates
Accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the General Partner’s Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee. Also, see Note 2 to Consolidated Financial Statements which discusses our significant accounting policies.
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
Accounting For Derivative Instruments At Fair Value. The Partnership enters into derivative instruments to economically hedge the risks associated with changes in commodity prices for propane.  These derivatives are recognized as assets and liabilities at fair value on the Consolidated Balance Sheets.  Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. Effective April 1, 2014, we determined that on a prospective basis we would not elect cash flow hedge accounting for our commodity derivative transactions. In addition, effective October 1, 2014, the Partnership de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. As a result, all unrealized gains and losses on our derivative commodity transactions entered into beginning April 1, 2014, and changes in the fair values of commodity derivative de-designated as cash flow hedges as of October 1, 2014, are included as a component of cost of sales on the Consolidated Statement of Operations. Previously, changes in the fair values of certain derivative instruments that qualified and were designated as cash flow hedges were recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interest, both of which are components of equity, to the extent effective at offsetting changes in the hedged item, until earnings were affected by the hedged item. The fair values of our commodity derivative are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values of derivatives. At September 30, 2015, the net fair value of our derivative assets totaled $1.2 million and the net fair value of our derivative liabilities totaled $58.6 million.
Depreciation and Amortization of Long-Lived assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 3 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2015, our net property, plant and equipment totaled $1,324.3 million and we recorded depreciation expense of $152.2 million during Fiscal 2015. As of September 30, 2015, our net intangible assets subject to amortization totaled $350.8 million and we recorded amortization expense on intangible assets subject to amortization of $37.9 million during Fiscal 2015.
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

(a)
The General Partner’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of September 30, 2015, were effective at the reasonable assurance level.

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
Audit Committee: The Audit Committee has the authority to (i) make determinations or review determinations made by management in transactions that require special approval by the Audit Committee under the terms of the Partnership Agreement and (ii) at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest, in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee acts on behalf of the Board of Directors in fulfilling its responsibility to:

•	oversee the accounting and financial reporting processes and audits of the financial statements of the Partnership;

•	monitor the independence of the Partnership’s independent registered public accounting firm and the performance of the independent registered public accountants and internal audit staff;

•	oversee the adequacy of the Partnership’s controls relative to financial and business risk;

•	oversee the Partnership’s policies and programs to promote cyber security;

•	provide a means for open communication among the independent registered public accountants, management, internal audit staff and the Board of Directors; and

•	oversee compliance with applicable legal and regulatory requirements.
The Audit Committee has sole authority to appoint, retain, fix the compensation of and oversee the work of the Partnership’s independent registered public accounting firm. A copy of the current charter of the Audit Committee is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations - Corporate Governance.”
The Audit Committee members are Messrs. Marrazzo (Chair), Ford and Turner. Each member of the Audit Committee is “independent” as defined by the New York Stock Exchange listing standards. In addition, the Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as “audit committee financial experts” within the meaning of the Securities and Exchange Commission regulations. The Board of Directors of the General Partner has also determined, in light of Mr. Turner’s experience in the energy industry, the similarity of the businesses of the boards on which Mr. Turner serves as a director and audit committee member, his accounting and finance background, and his affirmative interest and willingness to devote the necessary time and effort to the Audit Committee, that Mr. Turner’s service on more than three public company audit committees will not impair his ability to serve as an effective member of the Audit Committee.
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

Name	Age	Position with the General Partner
Jerry E. Sheridan	50	President, Chief Executive Officer and Director
Lon R. Greenberg	65	Chairman and Director
John L. Walsh	60	Vice Chairman and Director
Brian R. Ford	66	Director
William J. Marrazzo	66	Director
Anne Pol	68	Director
Pedro A. Ramos	50	Director
Marvin O. Schlanger	67	Director
K. Richard Turner	57	Director
Robert J. Cane	50	Controller and Chief Accounting Officer
Troy E. Fee	47	Vice President - Human Resources and Strategic Initiatives
Hugh J. Gallagher	52	Vice President - Finance and Chief Financial Officer
Monica M. Gaudiosi	52	Vice President, General Counsel and Secretary
Anthony Rosback	52	Vice President and Chief Operating Officer
David L. Lugar	58	Vice President - Supply and Logistics
Andrew J. Peyton	47	Vice President - Corporate Development
Kathy L. Prigmore	52	Vice President - Operations Support and Customer Advocacy
Kevin Rumbelow	55	Vice President - Supply Chain

Listed below is the biographical information for each of the Directors of the General Partner, as well as a description of the specific experience, qualifications, attributes and skills that led the Board to conclude that, in light of the Company’s business and structure, the individual should serve as a director. The biographical business experience of the executive officers of the General Partner is also listed below.

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

Mr. Sheridan’s senior executive experience as the Company’s President and Chief Executive Officer, and previously as Vice President, Chief Operating Officer and Chief Financial Officer, provide him with executive leadership experience and in-depth knowledge and understanding of all aspects of the Partnership’s operations, including business, competition, risks, and health, environmental and safety issues. Mr. Sheridan also possesses industry and retail knowledge.

Lon R. Greenberg is a Director (since 1994) and Non-Executive Chairman of the General Partner. He previously served as Executive Chairman of the General Partner (1996 to 2013), Chief Executive Officer (1995 to 2013), President (1994 to 2005) and Senior Vice President - Legal and Corporate Development of UGI Corporation (1989 to 1994). Mr. Greenberg also serves as a Director and Non-Executive Chairman of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc., an affiliate of the General Partner (since 1998). Additionally, Mr. Greenberg serves as a director of Ameriprise Financial, Inc., AmerisourceBergen Corporation and Aqua America, Inc. As previously announced, Mr. Greenberg will retire as Non-Executive Chairman of the Board of Directors of the General Partner, effective January 27, 2016.

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

John L. Walsh is a Director and Vice Chairman of the General Partner (since 2005). He also serves as a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation, the General Partner’s parent company. In addition, Mr. Walsh is a Director and Vice Chairman (since 2005) of UGI Utilities, Inc., an affiliate of the General Partner. He served as Chief Operating Officer (2005 to 2013) of UGI Corporation and as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President - Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as a Vice President and Director of the World LPG Association. As previously announced, Mr. Walsh will serve as the General Partner’s Executive Chairman, effective January 27, 2016.

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

William J. Marrazzo was elected a Director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation’s fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc., a publicly traded corporation (1988 to 1997), served as Water Commissioner for the Philadelphia Water Department (1971 to 1988) and was Managing Director for the City of Philadelphia (1983 to 1984). He also serves as a director of American Water Works Company, Inc.

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

Mrs. Pol’s qualifications to serve as a director include her strategic planning, business development and technology experience as a senior-level executive with a diversified high-technology company. By virtue of Mrs. Pol’s business and board and committee experience, she also possesses an important understanding of, and insight into, the areas of executive compensation, human resource management, corporate governance and government regulation.

Pedro A. Ramos was elected a Director of the General Partner on September 28, 2015.  Mr. Ramos is the President and Chief Executive Officer of The Philadelphia Foundation, a charitable foundation committed to improving the quality of life in the five-county Philadelphia region (since August 2015).  Previously, Mr. Ramos served as a Partner with the law firm Schnader Harrison Segal & Lewis LLP (August 2013 to July 2015).  From June 2009 until the firm’s attorneys joined Schnader Harrison Segal & Lewis LLP in August 2013, he served as a Partner with the law firm Trujillo Rodriguez & Richards, LLC.  Prior to that, Mr. Ramos was a Partner with the law firm Blank Rome LLP (2007 to 2009).  Mr. Ramos served as Managing Director of the City of Philadelphia (2005 to 2007) and as City Solicitor of the City of Philadelphia (2004 to 2005).  Additionally, Mr. Ramos served as Vice President and Chief of Staff to the President of the University of Pennsylvania (2002 to 2004), and prior to that, as a Partner and Associate with the law firm Ballard Spahr LLP (1992 to 2001).  Mr. Ramos was formerly Chairman of the Philadelphia School Reform Commission, a gubernatorial appointment (2011 to 2013).  Mr. Ramos also serves as a director of FS Investment Corporation, a publicly traded business development company that provides companies with customized credit solutions.

Mr. Ramos’ qualifications to serve as a director include his expertise and extensive business experience as an attorney at various law firms advising clients in the areas of compliance, transactional matters, strategy, risk management, internal investigations, fiduciary responsibility, pension, executive compensation and employee benefits laws.  The Board also considered his strong leadership experience by virtue of his varied and extensive civic and community engagement activities, including Managing Director of the City of Philadelphia and Vice President and Chief of Staff to the President of the University of Pennsylvania.

Marvin O. Schlanger was elected a Director of the General Partner on January 26, 2009. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C., a management services and capital firm for chemical and allied industries (since 1998). Mr. Schlanger previously served as Chief Executive Officer of CEVA Holdings BV and CEVA Holdings, LLC, an international logistics supplier (2012 to 2013). Mr. Schlanger is currently a director of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc. (since 1998), an affiliate of the General Partner. He also serves as a director of CEVA Holdings, LLC, where he serves as chairman, Hexion, Inc., and Momentive Performance Materials, Inc. Mr. Schlanger was previously a director with LyondellBassell Industries (until 2013).

Mr. Schlanger’s qualifications to serve as a director include his senior management, strategic planning, business development, risk management, and general operations experience throughout his career as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Arco Chemical Company, a large public company. The Board also considered Mr. Schlanger’s experience serving as chairman, director and committee member on the boards of directors of large public and private companies.

K. Richard Turner was elected a Director of the General Partner on March 21, 2012. Mr. Turner is currently Managing Director, Altos Energy Partners, a private equity firm (since 2012), after having retired as Senior Managing Director from the Stephens Group, LLC, a private, family-owned investment firm (1983 to 2011). He also serves as a board member for the general partner of Energy Transfer Equity, L.P. (since 2002), North American Energy Partners Inc. (since 2003), and Sunoco LP (since 2014). He also has served on the Board of Directors of the general partner of Energy Transfer Partners, L.P. (“ETP”) (2004 to 2011). ETP

designated Mr. Turner as its nominee to serve on the Board of Directors of the General Partner pursuant to its rights under the Contingent Residual Support Agreement by and among AmeriGas Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., UGI Corporation, and ETP dated as of January 12, 2012.

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

Troy E. Fee is Vice President - Human Resources and Strategic Initiatives of the General Partner (since May 2013). Mr. Fee served as Senior Vice President - Human Resources (2007 to 2013) at PEP BOYS, a retail and service chain serving the automotive aftermarket. Prior to joining PEP BOYS, Mr. Fee served as Senior Vice President, Human Resources Shared Services (2006 to 2007) of TBC Corporation, a marketer of tires for the automotive replacement market and as Vice President - Human Resources of TBC Retail Group (2003 to 2006). Mr. Fee also served in various positions at Sears, Roebuck & Company, a nationwide retail company, including as Director Human Resources - Sears Automotive Group (2002 to 2003), Northwest Regional Human Resources Director - Sears Stores (2001 to 2002), Labor Relations Manager - Sears (2000 to 2001), and Regional Human Resources Manager - Sears Automotive (1999 to 2000). Mr. Fee held various positions of increasing responsibility at Sears, Roebuck & Company from 1987 to 1999.

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

Monica M. Gaudiosi is Vice President (since 2012), General Counsel (since July 2015) and Secretary (since 2012) of the General Partner. Ms. Gaudiosi is also Vice President, General Counsel and Secretary of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc., an affiliate of the General Partner (since April 2012). Prior to joining the General Partner, Ms. Gaudiosi served as a Senior Vice President and General Counsel (2007 to 2012) and Senior Vice President and Associate General Counsel (2005 to 2007) of Southern Union Company. Prior to joining Southern Union Company in 2005, Ms. Gaudiosi held various positions with General Electric Capital Corporation (1997 to 2005). Before joining General Electric Capital Corporation, Ms. Gaudiosi was an associate at the law firms of Hunton & Williams (1994 to 1997) and Sutherland, Asbill & Brennan (1988 to 1994).

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

Anthony Rosback is Vice President and Chief Operating Officer of the General Partner (since March 2015). Mr. Rosback served as Senior Director, West Region Operations and North American Logistics of Williams Scotsman, Inc., a mobile and modular space and storage solution company (2014 to 2015). He previously served as Senior Vice President, General Manager, West of The Brickman Group Ltd., a commercial landscaping and property maintenance company (2013 to 2014). Previously, Mr. Rosback served as Area President (2012 to 2013), Regional Vice President, Operations (2010 to 2012), Vice President, Operations Support (2008 to 2010) and Vice President, Sales and Marketing (2006 to 2008) at Republic Services, Inc., a provider of recycling and non-hazardous waste services in the U.S. From 1999 to 2006, Mr. Rosback served as an Assistant Vice President at Cintas Corporation, a provider of uniforms, first aid and safety and fire protection products and services.

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

(i)
service by a director on the Board of Directors of UGI Corporation and its subsidiaries in and of itself will not be considered to result in a material relationship between such director and the Partnership; and

(ii)
if a director serves as an officer, director or trustee of a non-profit organization, charitable contributions to that organization by the Partnership and its affiliates that do not exceed the greater of $1,000,000 or two percent of the charitable organization’s total revenues per year will not be considered to result in a material relationship between such director and the Partnership.

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
These procedures have been posted on the Partnership’s website at www.amerigas.com; see “Investor Relations - Corporate Governance - click the “Investor Relations” caption, then click the “Corporate Governance” caption, then click on “Contact AmeriGas Propane, Inc. Board of Directors”.
Section 16(a) — Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that, during Fiscal 2015, all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them. However, Mr. Robert J. Cane was inadvertently late in filing one Form 4 relating to his receipt of 500 AmeriGas Partners, L.P. Common Units on September 30, 2014 as a result of the vesting of 500 Phantom Units that were awarded to him in 2011. Mr. Cane filed a Form 5 on December 11, 2014 to correct the oversight.

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
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2015.

Compensation/Pension Committee
Marvin O. Schlanger, Chairman
William J. Marrazzo
Anne Pol

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Jerry E. Sheridan, our President and Chief Executive Officer; Hugh J. Gallagher, our Vice President - Finance and Chief Financial Officer; John L. Walsh, our Vice Chairman; Anthony D. Rosback, our Vice President and Chief Operating Officer, since March; and Monica M. Gaudiosi, our Vice President, General Counsel and Secretary. We refer to these executive officers as our “named executive officers” for Fiscal 2015.
Compensation decisions for Messrs. Sheridan, Gallagher and Rosback (collectively, the “AmeriGas NEOs”) were made by the independent members of the Board of Directors of the General Partner after receiving the recommendation of its Compensation/Pension Committee. Compensation decisions for Mr. Walsh and Ms. Gaudiosi were made by the independent members of the Board of Directors of UGI Corporation after receiving the recommendations of its Compensation and Management Development Committee. For ease of understanding, we will use the term “we” to refer to AmeriGas Propane, Inc. and/or UGI Corporation and the term “Committee” or “Committees” to refer to the AmeriGas Propane, Inc. Compensation/Pension Committee and/or the UGI Corporation Compensation and Management Development Committee as appropriate in the relevant compensation discussions, unless the context indicates otherwise. We will use the term “Company” or “General Partner” to refer to AmeriGas Propane, Inc.

Executive Summary

Objectives of Our Compensation Program

Our compensation program for named executive officers is designed to provide a competitive level of total compensation; motivate and encourage our executives to contribute to our financial success; retain talented and experienced executives; and reward our executives for leadership excellence and performance that promotes sustainable growth in unitholder value.

Fiscal 2015 Components

The following chart summarizes the principal elements of our Fiscal 2015 executive compensation program. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Component	Principal Objectives	Fiscal 2015 Compensation Actions
Base Components
Salary	Compensate executives as appropriate for his or her position, experience and responsibilities based on market data.	Merit salary increases ranged from 3.5% to 5.0%.
Annual Bonus Awards	Motivate executives to focus on achievement of our annual business objectives.	Target incentives ranged from 50% to 125% of salary. Actual bonus payouts to our named executive officers ranged from 83.6% to 118.9% of target, primarily based on achievement of financial goals.
Long-Term Incentive Awards
Performance Units
Align executive interests with unitholder and shareholder interests; create a strong financial incentive for achieving long-term performance goals by encouraging total AmeriGas common unitholder return that compares favorably to other energy master limited partnerships and its two propane peer companies (or total UGI shareholder return that compares favorably to other utility-based companies); further align long-term compensation with strategic goals and objectives related to customer gain/loss performance.

The number of performance units awarded in Fiscal 2015 ranged from 4,200 to 45,000. A portion of the AmeriGas NEOs’ performance units (payable in AmeriGas Partners common units, other than for Mr. Walsh and Ms. Gaudiosi) will be earned based on total unitholder return (“TUR”) relative to master limited partnerships in the Alerian MLP Index, modified by AmeriGas Partners’ TUR performance as compared to the other two propane distribution companies in the Alerian MLP Index, over a three-year period. The remaining portion of performance units awarded in Fiscal 2015 to the AmeriGas NEOs will be payable in AmeriGas Partners common units provided a customer gain/loss metric is met. For Mr. Walsh and Ms. Gaudiosi, performance units will be payable in UGI Corporation common stock based on total shareholder return of Company stock relative to entities in an industry index over a three-year period.

UGI Stock Options
Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performance goals, as the value of stock options is a function of the price of UGI stock.
The number of shares underlying option awards ranged from 15,000 shares to 306,000 shares.

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

•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2015, 76 percent of the principal compensation components, in the case of Mr. Sheridan, and 59 percent to 82 percent of the principal compensation components, in the case of all other named executive officers were variable and tied to financial performance or total shareholder return.

•
AmeriGas Partners awards a substantial portion of compensation in the form of long-term awards, namely stock options and performance units, so that executive officers’ interests are aligned with unitholders and our long-term performance.

•
Annual bonus opportunities for the named executive officers are based primarily on key financial metrics. Similarly, long-term incentives for the AmeriGas NEOs were based on the relative performance of AmeriGas Partners Common Units and customer gain/loss performance. In the case of Mr. Walsh and Ms. Gaudiosi, long-term incentives were based on UGI Corporation common stock values and relative stock price performance.

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

•
In Fiscal 2015, the Company’s Board of Directors adopted an annual limit of $400,000 with respect to individual Director equity awards. In establishing this limit, the Board of Directors considered competitive pay levels as well as the need to retain its current Directors and attract new directors with the relevant skills and attributes desired in director candidates.

The Compensation Committee believes that, during Fiscal 2015, there was no conflict of interest between Pay Governance and the Compensation Committee. Additionally, the Compensation Committee believes that Pay Governance was independent. In reaching the foregoing conclusions, the Compensation Committee considered the factors set forth by the New York Stock Exchange regarding compensation committee advisor independence.

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
Determination of Competitive Compensation
In determining Fiscal 2015 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:

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

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2014 by Pay Governance. Pay Governance provided us with two reports: the “2014 Executive Cash Compensation Review” and the “2014 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance’s analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity (both within and among our business units) and sustained individual and company performance, when setting our executives’ compensation.

For the AmeriGas NEOs, the executive compensation analysis is based on general industry data in Towers Watson’s 2014 General Industry Executive Compensation Database (“General Industry Database”). For Mr. Walsh and Ms. Gaudiosi, the analysis was based on the General Industry Database and Towers Watson’s 2014 Energy Services Executive Compensation Database (“Energy Services Database”). Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position (($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500)). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of our nonutility and utility businesses. Towers Watson’s General Industry Database is comprised of approximately 445 companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Towers Watson Energy Services Database is comprised of approximately 110 companies, primarily utilities.

We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range for his or her salary grade approximates the 50th percentile of the “going rate” for comparable executives included in the executive compensation database material referenced by Pay Governance. By comparable executive, we mean an executive having a similar range of responsibilities and the experience to fully perform these responsibilities. Pay Governance size-adjusted the survey data to account for the relative revenues of the survey companies in relation to ours. In other words, the adjustment reflects the expectation that a larger company would be more likely to pay a higher amount of compensation for the same position than a smaller company. Using this adjustment, Pay Governance developed going rates for positions comparable to those of our executives, as if the companies included in the respective databases had revenues similar to ours. We believe that Pay Governance’s application of size adjustments to applicable positions in these databases is an appropriate method for establishing market rates. After consultation with Pay Governance, we considered salary grade midpoints that were within 15 percent of the median going rate developed by Pay Governance to be competitive.

Elements of Compensation

Salary
Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners and UGI Corporation, as the case may be.
As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2014, we increased the range of salary in each salary grade for Fiscal 2015 for each named executive officer, other than Mr. Walsh, by 2 percent. The Committee established Mr. Walsh’s Fiscal 2015 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Walsh, this resulted in an increase of the range of salary in his salary grade from the prior year of 3.6 percent.

For Fiscal 2015, the merit increases were targeted at 3 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual’s contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Sheridan and Walsh, in their capacities as chief executive officers of the General Partner and UGI Corporation, respectively, had additional goals and objectives for Fiscal 2015, as established during the first quarter of Fiscal 2015. Mr. Sheridan’s annual goals and objectives for Fiscal 2015 included achievement of annual financial goals, leadership development objectives, and implementation of the General Partner’s growth strategies, including with respect to customer growth and retention and customer service initiatives. Mr. Walsh’s annual goals and objectives included the development of the Company’s senior management team, the recruitment of experienced individuals to fill key roles within the organization, achievement of annual financial and strategic goals, and leadership in identifying investment opportunities for the Company and its subsidiaries. All named executive officers received a salary in Fiscal 2015 that was within 91 percent to 110 percent of the midpoint for his or her salary range.

The following table sets forth each named executive officer’s Fiscal 2015 salary.

Name	Salary	Percentage Increase over Fiscal 2014 Salary
Jerry E. Sheridan	$527,020	4.0%
Hugh J. Gallagher	$296,400	4.0%
John L. Walsh	$1,079,728	5.0%
Anthony D. Rosback	$360,000(1)	N/A
Monica M. Gaudiosi	$435,006	3.5%

(1)
Mr. Rosback’s salary was prorated in Fiscal 2015 based on his commencement of employment with the General Partner. As a result, Mr. Rosback’s actual salary received in Fiscal 2015 (based an employment commencement date of March 23, 2015) was $180,003.

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
The Partnership’s Fiscal 2015 EBITDA is adjusted to exclude the mark-to-market loss in unsettled commodity hedging instruments (“Adjusted EBITDA”) and UGI Corporation’s Fiscal 2015 EPS is adjusted to exclude (i) the net loss on commodity derivative instruments not associated with Fiscal 2015 transactions in its Midstream & Marketing and AmeriGas Propane businesses ($.30 per diluted share), (ii) acquisition and transition expenses associated with a Fiscal 2015 acquisition by its subsidiary in France ($.08 per diluted share), and (iii) a loss on extinguishment of debt at its Antargaz business ($.03 per diluted share) (“Adjusted EPS”).
In determining each executive position’s target award level under our annual bonus plans, we considered database information derived by Pay Governance regarding the percentage of salary payable upon achievement of target goals for executives in similar positions at other companies as described above. In establishing the target award level, we positioned the amount at approximately the 50th percentile for comparable positions.
The AmeriGas NEOs participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan (the “AmeriGas Bonus Plan”). For the AmeriGas NEOs, 90 percent of the target award opportunity was based on AmeriGas Partners’ Adjusted EBITDA, subject to modification based on achievement of a safety performance goal, as described below. The other 10 percent was based on achievement of customer service goals, but contingent on a payout under the financial component of the award. We believe that customer service for AmeriGas Partners is an important component of the bonus calculation because we foresee no or minimal growth in total demand for propane in the next several years, and, therefore, customer service is an important factor in our ability to improve the long-term financial performance of AmeriGas Partners. We also believe that achievement of superior safety performance is an important short-term and long-term strategic initiative and is therefore included as a component of the AmeriGas Propane bonus calculation.

Mr. Walsh and Ms. Gaudiosi participate in the UGI Corporation Executive Annual Bonus Plan (the “UGI Bonus Plan”). For reasons similar to those underlying our use of Adjusted EBITDA as a goal for the AmeriGas NEOs, the entire target award opportunity for Mr. Walsh and Ms. Gaudiosi was based on UGI’s Adjusted EPS. We also believe that Adjusted EPS is an appropriate measure for Mr. Walsh and Ms. Gaudiosi because their duties encompass UGI and its affiliated businesses, including the General Partner and AmeriGas Partners. Adjusted EPS is not subject to adjustment based on customer growth or similar metrics.

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

As noted above, the 90 percent component of the bonus award opportunity for each of the AmeriGas NEOs was based on Adjusted EBITDA of AmeriGas Partners, subject to modification based on customer growth and structured so that no amount would be paid unless AmeriGas Partners Adjusted EBITDA was at least 90 percent of the target amount, while 200 percent of the target bonus could be payable if Adjusted EBITDA equaled or exceeded 110 percent of the target amount. The percentage of target bonus payable based on the level of achievement of Adjusted EBITDA is referred to as the “Adjusted EBITDA Leverage Factor.” The Adjusted EBITDA Leverage Factor is then modified to reflect the degree of achievement of a predetermined safety performance objective tied to AmeriGas Propane’s Fiscal 2015 Occupational Safety and Health Administration (“OSHA”) recordables (“Safety Leverage Factor”). For Fiscal 2015, the percentage representing the Safety Leverage Factor ranged from 80 percent if the performance target was not achieved, to a maximum of 120 percent if performance exceeded the target. We believe the Safety Leverage Factor for Fiscal 2015 represented an achievable but challenging performance target. Once the Adjusted EBITDA Leverage Factor and Safety Leverage Factor are determined, the Adjusted EBITDA Leverage Factor is multiplied by the Safety Leverage Factor to obtain a total adjusted leverage factor (the “Total Adjusted Leverage Factor”). The Total Adjusted Leverage Factor is then multiplied by the target bonus opportunity to arrive at the 90 percent portion of the bonus award payable for the fiscal year. The actual Adjusted EBITDA achieved for Fiscal 2015 was $619.19 million. The applicable range for targeted Adjusted EBITDA for bonus purposes for Fiscal 2015 was $670 million to $700 million. The remaining 10 percent component of the bonus award opportunity was based on customer service goals. For Fiscal 2015, AmeriGas Propane engaged a third party company to conduct surveys of the Partnership’s customers in order to better understand customer satisfaction with services provided by the Partnership. Each individual survey is given an overall satisfaction score and the scores are then aggregated by the third party company to calculate a total score known as a net promoter score. The award opportunity for the customer service component for each of the AmeriGas NEOs was structured so that no amount would be paid unless the net promoter score was at least 85 percent of the net promoter score target, with the target bonus award being paid out if the net promoter score was 100 percent of the targeted goal. The maximum award, equal to 150 percent of the targeted award, would be payable if the net promoter score exceeded the net promoter score target. The AmeriGas NEOs each received a bonus payout of 47 percent for the 10 percent customer service component of their respective bonus award opportunities. As a result of the calculation described above, Messrs. Sheridan, Gallagher, and Rosback each received a bonus payout equal to 83.6 percent of his target for Fiscal 2015.

The bonus award opportunity for Mr. Walsh and Ms. Gaudiosi was structured so that no amounts would be paid unless UGI’s Adjusted EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s Adjusted EPS was 100 percent of the targeted Adjusted EPS. The maximum award, equal to 200 percent of the target award, would be payable if Adjusted EPS equaled or exceeded 120 percent of the Adjusted EPS target. The targeted Adjusted EPS for bonus purposes for Fiscal 2015 was established to be in the range of $1.88 to $1.98 per UGI common share, and Adjusted EPS achieved for Fiscal 2015 was $2.01. For Fiscal 2015, the Committee exercised its discretion and adjusted the actual Adjusted EPS for annual bonus purposes to exclude the Fiscal 2015 operating loss associated with a May 29, 2015 acquisition in France. As a result, Adjusted EPS, as adjusted for purposes of the bonus calculation, was $2.02 and Mr. Walsh and Ms. Gaudiosi each received a bonus payout equal to 118.9 percent of his or her target award for Fiscal 2015.

The following annual bonus payments were made for Fiscal 2015:

Name	Percent of Target Bonus Paid	Payout
Jerry E. Sheridan	83.6%	$352,471
Hugh J. Gallagher(1)	83.6%	$123,895
John L. Walsh	118.9%	$1,604,745
Monica M. Gaudiosi	118.9%	$336,194
Anthony D. Rosback(1)(2)	83.6%	$96,558
(1) Messrs. Gallagher and Rosback each received 10 percent of their annual bonus payment in AmeriGas Partners common units in accordance with the General Partner’s equity ownership policy. Ms. Gaudiosi received 7.4 percent of her annual bonus payment in UGI common stock in accordance with UGI’s stock ownership policy.
(2) Mr. Rosback’s bonus payment was prorated based on the date his employment commenced with the General Partner.
Long-Term Compensation - Fiscal 2015 Equity Awards
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

Our long-term compensation for Fiscal 2015 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. AmeriGas Partners performance units and restricted units were awarded under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “AmeriGas 2010 Plan”). UGI Corporation stock options and performance units were awarded under the UGI Corporation 2013 Omnibus Incentive Compensation Plan (the “2013 UGI Plan”). UGI Corporation stock options generally have a term of ten years and become exercisable in three equal annual installments beginning on the first anniversary of the grant date. As more particularly set forth below, the Compensation Committee approved a change to the long-term incentive plan design for performance units granted to the AmeriGas NEOs during Fiscal 2015 to (i) tie a portion of the performance unit award to a customer gain/loss metric, and (ii) apply a modifier to that portion of the performance unit award subject to a relative TUR metric based on the Alerian MLP Index. Mr. Walsh and Ms. Gaudiosi were awarded UGI Corporation performance units tied to the three-year total shareholder return performance of UGI common stock relative to that of the companies in the Adjusted Russell MidCap Utilities Index. Each performance unit represents the right of the recipient to receive a common unit or share of common stock if specified performance goals and other conditions are met.

As is the case with cash compensation and annual bonus awards, we referenced Pay Governance’s analysis of executive compensation database information in establishing equity compensation for the named executive officers. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2015, we initially referenced (i) median salary information, and (ii) competitive market-based long-term incentive compensation information, both as calculated by Pay Governance.

For the AmeriGas NEOs, we initially applied approximately 30 percent of the amount of the long-term incentive opportunity to UGI Corporation stock options and approximately 70 percent to AmeriGas performance units (of which 30 percent is applied to AmeriGas Partners performance compared to the Alerian MLP Index, as modified by AmeriGas Partners’ TUR performance compared to the other two retail propane distribution companies, Ferrellgas Partners, L.P. and Suburban Propane Partners, L.P., included in the Alerian MLP Index (the “Propane MLP Group”), and 40 percent is tied to a customer gain/loss performance metric). For Mr. Walsh and Ms. Gaudiosi, we initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We believe this bifurcation provides a good balance between two important goals. Because the value of stock options is a function of the appreciation or depreciation of stock price, stock options are designed to align the executive’s interests with shareholder interests. As explained in more detail below, the performance units are designed to encourage increased total unitholder or shareholder return over a period of time.
For Fiscal 2015 equity awards, Pay Governance provided the competitive market incentive levels based on its assessment of accounting values. Pay Governance then provided data for our long-term incentive values by utilizing accounting values. Accounting values are reported directly by companies to the survey databases and are determined in accordance with GAAP.
While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI Corporation stock options and AmeriGas Partners and UGI performance units calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under the 2013 UGI Plan and UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 (the “2004 Plan”), as applicable, for the fiscal years 2013 through 2015, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock and each stock unit granted and expected to be paid in shares of stock is deemed to equal 4.67 shares. The adjustments generally resulted in a decrease in both the number of shares underlying options and the number of performance units awarded to each named executive officer, in each case as compared to amounts calculated by Pay Governance using accounting values.
As a result of the Committee’s acceptance of management’s recommendations, the named executive officers, excluding Mr. Rosback who joined the General Partner during Fiscal 2015, received between approximately 77 percent and 112 percent of the total dollar value of long-term compensation opportunity recommended by Pay Governance using accounting values. The actual grant amounts based on the foregoing analysis are as follows:

Name	Shares Underlying Stock Options # Granted	Performance Units Alerian MLP Index (as modified) # Granted	Performance Units Customer Gain/Loss # Granted
Jerry E. Sheridan	60,000	6,950	13,300
Hugh J. Gallagher	15,000	1,600	2,600
John L. Walsh	306,000	(1)	(1)
Monica M. Gaudiosi	63,000	(1)	(1)
Anthony D. Rosback	21,000	2,000	3,750

(1)	Mr. Walsh and Ms. Gaudiosi were awarded 45,000 and 9,450 UGI performance units, respectively, during Fiscal 2015.
Peer Groups and Performance Metrics

As previously discussed, the Compensation Committee approved a change to the long-term incentive plan design for performance units granted to the AmeriGas NEOs during Fiscal 2015 to (i) tie a portion of the performance unit awards to a customer gain/loss metric, and (ii) apply a modifier to that portion of the performance unit awards subject to a relative TUR metric based on the Alerian MLP Index. The Committee determined that a metric directly tied to customer gains and losses would strengthen the link between pay and performance and advance AmeriGas Propane’s long-term strategic goals and objectives. As a result of the foregoing, the AmeriGas NEOs were awarded performance unit awards for the period from January 1, 2015 to December 31, 2017 tied to two different metrics: (i) the three-year TUR performance of AmeriGas Partners common units relative to that of the entities in the Alerian MLP Index, as modified based on the three-year TUR performance of AmeriGas Partners common units relative to that of the other companies in the Propane MLP Group, and (ii) a customer gain/loss metric. The performance units awarded to Messrs. Sheridan and Gallagher during Fiscal 2014 included a separate performance metric tied directly to AmeriGas Partners’ TUR performance compared to the TUR performance of the companies in the Propane MLP Group. For the Fiscal 2015 grants, the Committee believes that a combined metric is more appropriate than stand-alone metrics, given the similarities of the performance metrics, including the fact that the companies in the Propane MLP Group are already included in the Alerian MLP Index.
With respect to AmeriGas Partners performance units tied to the Alerian MLP Index, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Alerian MLP Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. The result is then modified based on AmeriGas Partners’ TUR performance compared to the Propane MLP Group. If AmeriGas Partners’ Alerian TUR performance qualifies for a payout at the conclusion of the three-year period ending December 31, 2017, then that payout would be modified as follows: (i) if AmeriGas Partners’ TUR during the three-year period ranks first compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 130 percent; (ii) if AmeriGas Partners’ TUR during the three-year period ranks second compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 100 percent; and (iii) if AmeriGas Partners’ TUR during the three-year period ranks third compared to the other Propane MLP Group companies, then the performance unit payout would be leveraged at 70 percent. The overall payout is capped at 200 percent of the target number of performance units awarded. In calculating the TUR for purposes of the modification, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Propane MLP Group using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TUR, we will use the average price for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. If one of the other two companies in the Propane

MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“Adjustment Event”) during the first year of the performance period, then the performance units tied to the Propane MLP Group will become payable at the end of the three-year performance period based on AmeriGas Partners TUR performance compared to the Alerian MLP Index and no modification will be made. If an Adjustment Event occurs during the second year of the performance period, then one-half of the modifier would be applied to the payout calculated under the Alerian MLP Index. If an Adjustment Event occurs during the third year of the performance period, then the full Propane MLP Group modifier would be calculated using the TUR as of the day immediately preceding the first public announcement of the Adjustment Event. The entities comprising the Alerian MLP Index as of January 1, 2015 were as follows:

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
Ferrellgas Partners, L.P.

The Fiscal 2015 performance units awarded to the AmeriGas NEOs and tied to customer gain and loss performance will be paid at the conclusion of the three-year performance period ending September 30, 2017 (assuming continued employment through December 31, 2017), but measured based on individual year targets, subject to adjustment based on the achievement of cumulative three-year performance goals. Achievement of each year’s goal is weighted equally at one-third. The adjustment based on the cumulative three-year performance goals can adjust the payout for year one and year two performance by thirty percent, up or down. The overall payout is capped at 200 percent of the target number of performance units awarded. The Committee believes that challenging goals and targets have been established with respect to the customer gain/loss metric for the described performance units. For illustrative purposes, there would have been no payout during at least the last five fiscal years had this metric been in place.

With respect to UGI performance units, we will compare the TSR of UGI’s common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TSR, the Company uses the average of the daily closing prices for its common stock and the common stock of each company in the Adjusted Russell MidCap Utilities Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. We will only remove a company that was included in the Adjusted Russell MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2015 were as follows:

Access Midstream Partners, L.P.	NuStar Energy L.P.	Exterran Partners, L.P.
Alliance Resource Partners, L.P.	ONEOK Partners, L.P.	Ferrellgas Partners, L.P.
AmeriGas Partners, L.P.	Plains All American Pipeline, L.P.	Genesis Energy, L.P.
Atlas Pipeline Partners, L.P.	Regency Energy Partners LP	Golar LNG Partners, L.P.
Boardwalk Pipeline Partners, L.P.	Spectra Energy Partners, LP	Holly Energy Partners, L.P.
Breitburn Energy Partners, L.P.	Suburban Propane Partners, L.P.	Legacy Reserves LP
Buckeye Partners, L.P.	Sunoco Logistics Partners L.P.	Linn Energy, LLC
Calumet Specialty Products Partners, L.P.	TC PipeLines, LP	Magellan Midstream Partners, L.P.
Crestwood Equity Partners, LP	Targa Resources Partners LP	Markwest Energy Partners, L.P.
Crosstex Energy, L.P.	Teekay LNG Partners L.P.	Martin Midstream Partners L.P.
DCP Midstream Partners, LP	Teekay Offshore Partners L.P.	Memorial Production Partners, L.P.
Enbridge Energy Partners, L.P.	Tesora Logistics, L.P.	MPLX, L.P.
Energy Transfer Partners, L.P.	Vanguard Natural Resources LLC	Natural Resource Partners L.P.
The Committee determined that the Adjusted Russell MidCap Utilities Index is an appropriate peer group because the companies included in the Russell MidCap Utilities Index generally are comparable to the Company in terms of market capitalization and the Company is included in the Russell MidCap Utilities Index. The Company, with approval of the Committee, excluded telecommunications companies from the peer group because the nature of the telecommunications business is markedly different from that of other companies in the utilities industry. The minimum award, equivalent to 25 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 25th percentile of the Adjusted Russell MidCap Utilities Index. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TSR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 90th percentile of the Adjusted Russell MidCap Utilities Index.

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
Long-Term Compensation - Payout of Performance Units for 2012-2014 Period
During Fiscal 2015, we paid out awards to those executives who received UGI performance units covering the period from January 1, 2012 to December 31, 2014. For that period, UGI’s TSR ranked 2nd relative to the other companies in the S&P Utilities Index, placing UGI at the 97th percentile ranking, resulting in a 193.4 percent payout of the target award. AmeriGas Partners’ TUR ranked 27th relative to its peer group, placing AmeriGas Partners below the threshold for a payout. Because the payout exceeded 100 percent, the 2004 Plan provides that cash will be paid in lieu of units for any amount in excess of the 100 percent target. As a result, Mr. Walsh received a performance unit payout of 23,272 shares of UGI common stock with a payout value of $1,481,220 and a cash payout of $2,152,644. Ms. Gaudiosi received a performance unit payout of 10,071 shares of UGI common stock with a payout value of $569,700 and a cash payout of $780,366.
Perquisites and Other Compensation
We provide limited perquisite opportunities to our named executive officers. We provide reimbursement for tax preparation services (discontinued in Fiscal 2011 for newly hired executives) and limited spousal travel. Our named executive officers may also occasionally use UGI’s tickets for sporting events for personal rather than business purposes. The aggregate cost of perquisites for all named executive officers in Fiscal 2015 was less than $10,000. In connection with the commencement of Mr. Rosback’s employment, he received reimbursement for relocation expenses in accordance with the General Partner’s relocation policy in the amount of $10,000.
Other Benefits
Our named executive officers participate in various retirement, pension, deferred compensation and severance plans, which are described in greater detail in the Ongoing Plans and Post-Employment Agreements section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although the General Partner provided certain enhanced disability and life insurance benefits to its senior executives, which for the AmeriGas NEOs had a total aggregate cost in Fiscal 2015 of less than $20,000.
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
UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Internal Revenue Code (the “Code”) limitations (which, among other things, limited annual contributions in 2015 to $18,000), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009 who are not eligible to participate in the UGI Pension Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including the Company’s stock fund. Mr. Walsh and Ms. Gaudiosi are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)
This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Mr. Walsh participates in the UGI Pension Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2015 and accompanying narrative for additional information.
UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan
UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh participates in the UGI Corporation Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2015 and accompanying narrative for additional information.
UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the Company matching contribution to the qualified UGI

Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh is eligible to participate in the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2015 and accompanying narrative for additional information.
2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees
The 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (the “2009 UGI SERP”) is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Pension Plan, having commenced employment with UGI on or after January 1, 2009. Under the 2009 UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($265,000 in 2015) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Savings Plan, other than the UGI stock fund. Ms. Gaudiosi is eligible to participate in the 2009 UGI SERP. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2015 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. The AmeriGas NEOs participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2015 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
The General Partner maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. The AmeriGas NEOs are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2015 and accompanying narrative for additional information.
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
Severance Pay Plans for Senior Executive Employees
The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner’s plan covers the AmeriGas NEOs and the UGI plan covers Mr. Walsh and Ms. Gaudiosi. See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the severance plans.
Change in Control Agreements
The General Partner has change in control agreements with each of the AmeriGas NEOs and UGI has change in control agreements with Mr. Walsh and Ms. Gaudiosi. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of the change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for good reason within two years following a change in control of UGI (and, in the case of the AmeriGas NEOs, the General Partner or AmeriGas Partners). See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the change in control agreements.
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
As of September 30, 2015, the equity ownership requirements for the named executive officers were as follows: (1) Mr. Sheridan - 40,000 common units; (2) Mr. Gallagher - 12,000 common units; (3) Mr. Walsh - 225,000 UGI Corporation common shares; (4) Ms. Gaudiosi - 30,000 UGI Corporation common shares; and (5) Mr. Rosback - 20,000 common units. Messrs. Sheridan, Gallagher, and Rosback are permitted to satisfy their requirements through ownership of AmeriGas Partners common units, UGI common stock, or a combination of AmeriGas Partners common units and UGI common stock, with each AmeriGas Partners common unit equivalent to 1.5 shares of UGI common stock. Although not all named executive officers have met their respective ownership requirements due to the amount of time they have served in their current positions, all named executive officers are in compliance with the guidelines requiring the accumulation of units or common shares over time.
Stock Option Grant Practices
The Committees approve annual stock option grants to named executive officers in the last calendar quarter of each year, to be effective the following January 1. The exercise price per share of the options is equal to or greater than the closing share price of UGI’s common stock on the last trading day of December. A grant to a new employee is generally effective on the later of the date the employee commences employment with us or the date the Committee authorizes the grant. In either case, the exercise price is equal to or greater than the closing price per share of UGI’s common stock on the effective date of grant. From time to time, management recommends stock option grants for non-executive employees, and the grants, if approved by the Committee, are effective on or after the date of Committee action and have an exercise price equal to or greater than the closing price per share of UGI’s common stock on the effective date of grant. We believe that our stock option grant practices are appropriate and effectively eliminate any question regarding “timing” of grants in anticipation of material events.
Role of Executive Officers in Determining Executive Compensation
In connection with Fiscal 2015 compensation, Mr. Walsh, aided by our corporate human resources department, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Mr. Walsh did not make recommendations as to his own compensation and was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized information provided by Mr. Walsh, and valued Mr. Walsh’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the Committee for all named executive officers, except Messrs. Sheridan and Walsh, for whom executive compensation decisions were made by the independent members of the appropriate Board of Directors following Committee recommendations.

Tax Considerations
In Fiscal 2015, we paid salary and annual bonus compensation to named executive officers that were not fully deductible under U.S. federal tax law because it did not meet the statutory performance criteria. Section 162(m) of the Code precludes us from deducting certain forms of compensation in excess of $1,000,000 paid to the named executive officers in any one year. Our policy generally is to preserve the federal income tax deductibility of equity compensation paid to our executives by making it performance-based. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.
RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2015. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.
SUMMARY COMPENSATION TABLE

The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and our 3 other most highly compensated executive officers in Fiscal 2015.
Summary Compensation Table — Fiscal 2015

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (1)(c)	Bonus ($) (d)	Stock Awards ($) (2)(e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (6) (j)
J. E. Sheridan	2015	526,474	0	601,384	319,920	352,471	0	88,145	1,888,394
President and	2014	506,018	0	877,682	420,546	302,834	0	110,391	2,217,471
Chief Executive Officer	2013	474,539	0	678,156	338,366	255,371	0	76,241	1,822,673
H. J. Gallagher	2015	296,093	0	138,448	79,980	123,895	21,058	42,437	701,911
Vice President - Finance	2014	284,538	0	173,552	99,603	106,448	48,868	42,431	755,440
Chief Financial Officer	2013	91,731	0	59,103	9,441	37,100	6,696	10,519	214,590
J. L. Walsh	2015	1,078,342	0	1,741,050	1,705,338	1,604,746	1,920,003	67,810	8,117,289
Vice Chairman	2014	1,027,169	0	2,053,380	1,992,060	1,974,336	1,009,878	41,037	8,097,860
	2013	856,377	0	1,877,710	1,060,319	902,454	481,670	26,618	5,205,148
M. M. Gaudiosi	2015	434,611	0	365,621	351,099	336,194	0	72,447	1,559,972
Vice President, General
Counsel and Secretary
A. D. Rosback	2015	180,003	0	146,900	97,293	96,558	0	24,656	545,410
Vice President and
Chief Operating Officer

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year. Mr. Gallagher received a prorated salary in Fiscal 2013 based on his employment date of May 20, 2013 with the General Partner. Mr. Walsh’s Fiscal 2013 salary reflects the portion of Fiscal 2013 that he served as President and Chief Operating Officer (until April 1, 2013) as well as his promotion to President and Chief Executive Officer (effective April 1, 2013). Mr. Rosback’s Fiscal 2015 salary was prorated based on his employment date of March 23, 2015 with the General Partner.

(2)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units, restricted units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2015 and in Exhibit No. 99 to this Report.

(3)
The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan. Messrs. Gallagher and Rosback received 10% of their respective payouts in AmeriGas Partners Common Units in compliance with the Company’s ongoing equity ownership compliance requirements. Ms. Gaudiosi received 7.4% of her payout payout in UGI Corporation common stock in compliance with UGI’s ongoing stock ownership compliance requirements.

(4)
The amounts shown in column (h) of the Summary Compensation Table - Fiscal 2015 reflect (i) for Messrs. Walsh and Gallagher, the change in the actuarial present value from September 30, 2014 to September 30, 2015 of the named executive officer’s accumulated benefit under UGI’s defined benefit pension plans, including the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Mr. Gallagher has a vested annual benefit under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $37,100. Mr. Gallagher is not currently earning benefits under that plan. Messrs. Sheridan and Rosback and Ms. Gaudiosi are not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table - Fiscal 2015 and the Nonqualified Deferred Compensation Table - Fiscal 2015, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table - Fiscal 2015, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2015 was 3.29 percent, which is 120 percent of the federal long-term rate for December 2014. Earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds. The amounts included in column (h) of the Summary Compensation Table - Fiscal 2015 are itemized below.

Name	Change in Pension Value(a)	Above-Market Earnings on Deferred Compensation
J. E. Sheridan	$0	$0
H. J. Gallagher	$21,058	$0
J. L. Walsh	$1,893,089	$26,914
M. M. Gaudiosi	$0	$0
A. D. Rosback	$0	$0

(5)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table - Fiscal 2015. None of the named executive officers received perquisites with an aggregate value of $10,000 or more during Fiscal 2015.

Name	Employer Contribution to 401(k) Savings Plan ($)	Employer Contribution to AmeriGas Supplemental Executive Retirement Plan/UGI Supplemental Savings Plan ($)	Relocation Expense Reimbursement ($)	Total ($)
J. E. Sheridan	$13,250	$74,895	$0	$88,145
H. J. Gallagher	$13,438	$28,999	$0	$42,437
J. L. Walsh	$5,865	$61,945	$0	$67,810
M. M. Gaudiosi	$8,366	$64,081	$0	$72,447
A. D. Rosback (a)	$0	$14,656	$10,000	$24,656

(a) In connection with the commencement of Mr. Rosback’s employment, he received reimbursement for relocation expenses in accordance with the General Partner’s relocation policy in the amount of $10,000.

(6)
The compensation reported for Mr. Walsh and Ms. Gaudiosi is paid by UGI. For Fiscal 2015, UGI charged the Partnership 49 percent of the total compensation expense, other than the change in pension value, for Mr. Walsh and Ms. Gaudiosi.

Grants of Plan-Based Awards In Fiscal 2015
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2015.
Grants of Plan-Based Awards Table — Fiscal 2015

			Estimated Possible Payouts Under						All Other Stock Awards:	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value
		Board	Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Number of Shares of	Securities Underlying	Price of Option	of Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(a)	(a)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
J. E. Sheridan	10/1/2014	11/20/2014	182,138	421,616	843,232
	1/21/2015	1/21/2015								60,000	38.05	319,920
	1/21/2015	1/21/2015				1,737	6,950	13,900				601,384
	1/21/2015	1/21/2015				3,325	13,300	26,600				1,300,299
H. J. Gallagher	10/1/2014	11/20/2014	64,022	148,200	296,400
	1/21/2015	1/21/2015				400	1,600	3,200		15,000	38.05	79,980
	1/21/2015	1/21/2015				400	1,600	3,200				138,448
	1/21/2015	1/21/2015				650	2,600	5,200				275,078
J. L. Walsh	10/1/2014	11/19/2014	809,796	1,349,660	2,699,320
	1/1/2015	11/19/2014								306,000	37.98	1,705,338
	1/1/2015	11/19/2014				11,250	45,000	90,000				1,741,050
M. M. Gaudiosi	10/1/2014	11/19/2014	169,652	282,754	565,508
	1/1/2015	11/19/2014								63,000	37.98	351,099
	1/1/2015	11/19/2014				2,362	9,450	18,900				365,621
A. D. Rosback	3/23/2015	3/2/2015	49,896	115,500	231,000
	3/23/2015	3/2/2015								21,000	33.48	97,293
	3/23/2015	3/2/2015				500	2,000	4,000				146,900
	3/23/2015	3/2/2015				937	3,750	7,500				324,725

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2015. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2015. The threshold amount shown for Messrs. Sheridan, Gallagher, and Rosback is based on achievement of (i) 90 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of the safety goal, and (ii) 90 percent of the customer service goal. The threshold amount shown for Mr. Walsh and Ms. Gaudiosi is based on achievement of 80 percent of the UGI financial goal.

(2)
The awards shown for Messrs. Sheridan, Gallagher, and Rosback are performance units under the 2010 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be payable if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee. The awards shown for Mr. Walsh and Ms.

Gaudiosi are performance units under the 2013 UGI Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the 2013 UGI Plan, are analogous to the terms of the performance units granted under the 2010 AmeriGas Long-Term Incentive Plan.
(3) Options are granted under the 2013 UGI Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option and the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, and the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, and the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2015 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2015

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock/ Partnership Units that Have Not Vested	Market Value of Shares or Units of Stock/ Partnership Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)	($)	(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)	(h)	(i)		(j)
J. E. Sheridan			35,625	(1)	21.81	12/31/2022			14,250	(14)	929,151
			57,000	(2)	27.64	12/31/2023			9,500	(15)	394,535
			60,000	(3)	38.05	1/20/2025			8,000	(16)	332,240
									6,950	(17)	288,634
									13,300	(18)	552,349

H. J. Gallagher	4,687	(4)			21.65	6/30/2021			1,100	(19)	71,722
	8,500	(5)			19.60	12/31/2021			2,200	(15)	91,366
	9,000	(1)	9,000	(1)	21.81	12/31/2022			2,000	(16)	83,060
	1,500	(6)	750	(6)	27.62	5/19/2023			1,600	(17)	66,448
	6,750	(2)	13,500	(2)	27.64	12/31/2023			2,600	(18)	107,978
			15,000	(3)	38.05	1/20/2025

J. L. Walsh	100,000	(7)			16.28	12/31/2018			34,500	(20)	2,378,554
	187,500	(8)			16.13	12/31/2019			31,500	(21)	2,171,723
	187,500	(9)			21.06	12/31/2020			63,000	(22)	2,193,660
	187,500	(5)	62,500	(5)	19.60	12/31/2021			45,000	(23)	1,566,900
	119,000	(1)	59,500	(1)	21.81	12/31/2022
	86,000	(10)	43,000	(10)	25.50	3/31/2023
	135,000	(2)	270,000	(2)	27.64	12/31/2023
			306,000	(11)	37.98	12/31/2024

M. M. Gaudiosi	75,000	(12)			17.75	4/22/2022			15,000	(20)	1,034,154
	50,000	(1)	25,000	(1)	21.81	12/31/2022			12,750	(22)	443,955
	25,000	(2)	50,000	(2)	27.64	12/31/2023			9,450	(23)	329,049
			63,000	(11)	37.98	12/31/2024

A. D. Rosback			21,000	(13)	33.48	3/22/2025			2,000	(24)	83,060
									3,750	(25)	155,738

Note: Column (d) was intentionally omitted.

(1)	These options were granted effective January 1, 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2016.

(2)	These options were granted effective January 1, 2014. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2017.

(3)	These options were granted effective January 21, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 21, 2018.

(4)	These options were granted effective July 1, 2011 and were fully vested on July 1, 2014.

(5)	These options were granted effective January 1, 2012 and were fully vested on January 1, 2015.

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

(11)	These options were granted effective January 1, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2018.

(12)	These options were granted effective April 23, 2012 in connection with the commencement of Ms. Gaudiosi’s employment and were fully vested on April 23, 2015.

(13)	These options were granted effective March 23, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 23, 2018.

(14)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2013. The performance measurement period for these restricted units is January 1, 2013 through December 31, 2015. The value of the number of units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. The restricted units will be payable, if at all, on January 1, 2016. As of October 31, 2015, the AmeriGas Partners’ TUR ranking (11th out of 38 companies) qualified for 157% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.

(15)
These performance units were awarded January 1, 2014. The measurement period for the performance goal is January 1, 2014 through December 31, 2016. The performance goal is the same as described in footnote 14, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2017.

(16)
These performance units were granted effective January 1, 2014. The performance measurement period for these performance units is January 1, 2014 through December 31, 2016. The value of the number of restricted units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the other two retail propane distribution companies included in the Alerian MLP Index as of the first day of the performance measurement period. No payout will occur unless AmeriGas Partners has the highest TUR for the performance period as compared to the other companies in the Propane MLP Group. The target and maximum award, equivalent to 150 percent of the number of performance units, will be payable if AmeriGas Partners has the highest TUR of the companies comprising the Propane MLP Group. The restricted units will be payable, if at all, on January 1, 2017. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.

(17)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is January 1, 2015 through December 31, 2017. The value of the number of units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period, and then modified based on AmeriGas Partners’ three-year TUR relative to the TUR of the other companies in the Propane MLP Group. The actual number of units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. This number is then modified as follows: (i) if AmeriGas Partners’ TUR ranks first in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 130%; (ii) if AmeriGas Partners’ TUR ranks second in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 100%; and (iii) if AmeriGas Partners’ TUR ranks third in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 70%. The overall payout is capped at 200% of the target number of performance units awarded. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.

(18)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is October 1, 2015 through September 30, 2017, but payable, if at all, on January 1, 2018. The value of the number of units that may be earned at the end of the performance period is based on AmeriGas Partners’ customer gain/loss performance during the three-year performance period, but measured based on annual targets, each with a one-third weighting. The annual amounts are then subject to adjustment depending on the overall achievement of cumulative three-year performance goals. If the three-year cumulative customer gain/loss goal is exceeded, then each year’s individual result will be multiplied by 130%. If the three-year cumulative customer gain/loss goal is not met, then each year’s individual result will be multiplied by 70%. The overall payout is capped at 200% of the target number of performance units awarded. Based on customer gain/loss performance during Fiscal 2015, the year one target was not achieved. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.

(19)
These performance units were awarded on May 20, 2013 in connection with Mr. Gallagher’s promotion to Chief Financial Officer. The measurement period is the same as described in footnote 14 and the performance goal is the same as described in footnote 14. The performance units will be payable, if at all, on January 1, 2016.

(20)
The amount shown relates to a target award of performance units granted effective January 24, 2013. The performance measurement period for these performance units is January 1, 2013 through December 31, 2015. The value of the number of performance units that may be earned at the end of the performance period is based on the Company’s TSR relative to that of each of the companies in the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2016. As of November 30, 2015, the Company’s TSR ranking (4th out of 36 companies) qualified for 200% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TSR performance goal measurements.

(21)
These performance units were awarded April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013. The measurement period is the same as described in footnote 12 and the performance goal is the same as described in footnote 12. The performance units will be payable, if at all, on January 1, 2016.

(22)
These performance units were awarded January 1, 2014. The measurement period for the performance goal is January 1, 2014 through December 31, 2016. The performance goal is the same as described in footnote 10, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2017.

(23)
These performance units were awarded January 1, 2015. The measurement period for the performance goal is January 1, 2015 through December 31, 2017. The performance goal is the same as described in footnote 10, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2018.

(24)
These performance units were awarded March 23, 2015. The measurement period for the performance goal is January 1, 2015 through December 31, 2017. The performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2018.

(25)
These performance units were awarded March 23, 2015. The performance measurement period for these units is October 1, 2015 through September 30, 2017. The performance goal is the same as described in footnote 18. The performance units will be payable, if at all, on January 1, 2018.

Option Exercises and Stock Vested Table — Fiscal 2015

The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2015 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Sheridan and Gallagher, the number of AmeriGas Partners phantom units previously granted that vested in Fiscal 2015, (4) for Messrs. Walsh and Oliver and Ms. Gaudiosi, the number of UGI performance units previously granted that vested in Fiscal 2015, and (5) for Messrs. Sheridan and Gallagher, the value realized was based on the closing price on the NYSE for AmeriGas Partners Common Units and for Messrs. Walsh and Oliver and Ms. Gaudiosi, the value realized was based on the closing price on the NYSE for shares of UGI common stock, on the vesting date. There was no AmeriGas Partners performance unit payout in Fiscal 2015. For Mr. Gallagher, 6,672 UGI performance units, with a value of $253,403, vested in Fiscal 2015. These performance units were granted to Mr. Gallagher in Fiscal 2012 for his service as Treasurer of UGI Corporation.

	Option Awards		Stock/Unit Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan	100,125	1,305,940	5,010	251,022
H. J. Gallagher	0	0	6,672	253,403
J. L. Walsh	87,500	1,705,375	75,426	2,864,679
M. M. Gaudiosi	0	0	29,010	1,101,800
A. D. Rosback	0	0	0	0

Retirement Benefits

The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2015 and any payments made to the named executive officers in Fiscal 2015 under those plans.

Pension Benefits Table — Fiscal 2015

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan (1)	None	0	0	0
H. J. Gallagher (2)	UGI Utilities Retirement Income Plan	11	324,966	0
	UGI SERP	11	15,261	0
J. L. Walsh	UGI SERP	10	4,998,106	0
	UGI Utilities Retirement Income Plan	10	554,435	0
M. M. Gaudiosi (1)	None	0	0	0
A. D. Rosback (1)	None	0	0	0

(1)	Messrs. Sheridan and Rosback and Ms. Gaudiosi do not participate in any defined benefit pension plan.

(2)
Mr. Gallagher has a vested annual benefit amount under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $37,100. Mr.  Gallagher is not currently earning benefits under that plan.

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

The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2015, the limit on the compensation that may be used is $265,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2015 is $210,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.

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

Actuarial assumptions used to determine values in the Pension Benefits Table

The amounts shown in the Pension Benefit Table above are actuarial present values of the benefits accumulated through September 30, 2015. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount that, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2015	September 30, 2014
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	4.60%	4.60%
SERP lump sum rate	2.70% for applicable pre-2004 service; 2.50% for other service	2.70% for applicable pre-2004 service; 2.50% for other service
Retirement age:	62	62
Postretirement mortality for Pension Plan	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D	RP-2000, combined, healthy table projected to 2020 using Scale AA without collar adjustments
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

Nonqualified Deferred Compensation

The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.
Nonqualified Deferred Compensation Table — Fiscal 2015

		Executive Contributions in Last Fiscal Year	Employer Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Name		($)	($)		($)	($)	($)(2)
(a)	Plan Name	(b)	(c)		(d)	(e)	(f)
J. E. Sheridan	AmeriGas SERP	0	74,895	(1)	17,487	0	492,011
H. J. Gallagher	AmeriGas SERP	0	28,999	(1)	522	0	32,257
J. L. Walsh	UGI Supplemental Savings Plan	0	61,945	(3)	29,349	0	368,175
M. M. Gaudiosi	2009 UGI SERP for New Employees	0	64,081	(3)	3,245	0	149,650
A. D. Rosback	AmeriGas SERP	0	14,656	(1)	0	0	0
_________________

(1)
This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2015 in the “All Other Compensation” column.

(2)
The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Sheridan, $399,649; Mr. Gallagher, $61,790; and Mr. Walsh, $343,247.

(3)
This amount represents the employer contribution to the named executive officer under the UGI Supplemental Savings Plan which is also reported in the Summary Compensation Table - Fiscal 2015 in the “All Other Compensation” column.

The AmeriGas Propane, Inc. Supplemental Executive Retirement Plan is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($265,000 in 2015) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

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
The UGI Corporation Supplemental Savings Plan (“SSP”) is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limits for plan year 2013 was $250,000, for plan year 2014 was $255,000 and for plan year 2015 was $260,000. The Code contribution limit for fiscal year 2013 was $50,000, for fiscal year 2014 was $51,000 and for fiscal year 2015 was $52,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation and the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

The 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (the “2009 UGI SERP”) is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the Pension Plan, having been hired on or after January 1, 2009. Under the 2009 UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($260,000 in plan year 2015) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Utilities, Inc. 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Utilities, Inc. 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the 2009 UGI SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See Compensation Discussion and Analysis - UGI Corporation 2009 Deferral Plan.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Sheridan, Gallagher, and Rosback, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means dismissal of an executive due to (i)  misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
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
Named Executive Officers Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Plan (the “UGI Severance Plan”) provides for payment to certain senior level employees of UGI, including Mr. Walsh and Ms. Gaudiosi, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the UGI Severance Plan, “just cause” generally means dismissal of an executive due to (i)  misappropriation of funds, (ii) substance abuse or habitual insobriety that adversely affects the executive’s ability to perform his or her job, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties.
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
Change in Control Arrangements
Named Executive Officers Employed by the General Partner. Messrs. Sheridan, Gallagher, and Rosback each have an agreement with the General Partner that provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, the General Partner terminates such agreement. In the absence of a change in control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner. A change in control is generally deemed to occur in the following instances:

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
The General Partner will provide Messrs. Sheridan, Gallagher, and Rosback with cash benefits if we terminate the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of the General Partner, AmeriGas Partners or UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the General Partner. “Good reason” generally includes a material diminution in authority, duties, responsibilities or base compensation; a material breach by the General Partner of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Messrs. Sheridan, Gallagher, and Rosback will be as specified under his change in control agreement unless payments under the AmeriGas Severance Plan described above would be greater, in which case benefits would be provided under the AmeriGas Severance Plan.
Benefits under this arrangement would be equal to 3 times Mr. Sheridan’s base salary and annual bonus and 2 times the base salary and annual bonus of each of Messrs. Gallagher and Rosback. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Sheridan, Gallagher, and Rosback are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner's medical and dental plans for 3 years in the case of Mr. Sheridan and 2 years in the case of the other AmeriGas executives (in each case less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Sheridan, Gallagher, and Rosback would also receive their benefits under the AmeriGas Supplemental Executive Retirement Plan calculated as if he had continued in employment for 3 years or 2 years, respectively. In addition, outstanding performance units and distribution equivalents will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2015.”
AmeriGas Propane discontinued the use of a tax gross-up in November of 2010 and, as a result, the benefits for Messrs. Sheridan, Gallagher, and Rosback are not subject to a “conditional gross-up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code.

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

Named Executive Officers Employed By UGI Corporation. Each of Mr. Walsh and Ms. Gaudiosi has an agreement with UGI which provides benefits in the event of a change in control. The agreement has a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, UGI terminates an agreement. In the absence of a change in control or termination by UGI, the agreement will terminate when, for any reason, the executive terminates his employment with UGI. A change in control is generally deemed to occur in the following instances:

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
UGI will provide Mr. Walsh and Ms. Gaudiosi with cash benefits if UGI terminates his or her employment without “cause” or if he or she terminates employment for “good reason” at any time within 2 years following a change in control of UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of UGI. “Good reason” generally includes material diminution in authority, duties, responsibilities or base compensation; a material breach by UGI of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Mr. Walsh and Ms. Gaudiosi will be as specified under his or her change in control agreement unless payments under the UGI Severance Plan described above would be greater, in which case benefits would be provided under the UGI Severance Plan.
Benefits under this arrangement would be equal to 3 times Mr. Walsh’s and Ms. Gaudiosi’s respective base salary and annual bonus. Each executive would also receive the cash equivalent of his or her target bonus, prorated for the number of months served in the fiscal year. In addition, Mr. Walsh and Ms. Gaudiosi are each entitled to receive a payment equal to the cost he or she would incur if he or she enrolled in UGI’s medical and dental plans for 3 years (less the amount he or she would be required to contribute for such coverage if he or she were an active employee). Mr. Walsh and Ms. Gaudiosi would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he or she had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2015.”
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
In order to receive benefits under his or her change in control agreement, Mr. Walsh and Ms. Gaudiosi are each required to execute a release that discharges UGI and its subsidiaries from liability for any claims he or she may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries.

Potential Payments Upon Termination or Change in Control Table — Fiscal 2015
The amounts shown in the table below assume that each named executive officer's termination was effective as of September 30, 2015 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer's termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his or her termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2015” and the “Nonqualified Deferred Compensation Table - Fiscal 2015.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

Potential Payments Upon Termination or Change in Control Table - Fiscal 2015
Name & Triggering Event	Severance Pay($)(1)(2)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
J. E. Sheridan Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,815,381 3,267,524	2,229,388 0 4,271,016	0 0 244,841	0 69,587 95,291	2,229,388 1,884,968 7,878,672
H. J. Gallagher Death Involuntary Termination Without Cause Termination Following Change in Control	0 815,100 1,037,400	559,658 0 1,083,616	7,808 8,734 71,154	0 68,679 64,905	567,466 892,513 2,257,075
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 6,171,061 8,637,824	7,396,315 0 12,946,588	4,476,809 5,229,917 9,558,799	0 59,047 10,844,402	11,873,124 11,460,025 41,987,613
M. M. Gaudiosi Death Involuntary Termination Without Cause Termination Following Change in Control	0 757,580 2,538,054	1,612,203 0 2,800,644	0 0 191,535	0 26,439 29,341	1,612,203 784,019 5,559,574
A. D. Rosback Death Involuntary Termination Without Cause Termination Following Change in Control	0 364,223 1,066,500	107,739 0 349,998	0 0 68,500	0 30,717 40,826	107,739 394,940 1,525,824
_________________

(1)
Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Mr. Walsh and Ms. Gaudiosi, and the AmeriGas Severance Plan for Messrs. Sheridan, Gallagher, and Rosback. We assumed that 100 percent of the target annual bonus was paid.

(2)	Amounts shown under “Severance Pay” in the case of termination following a change in control are calculated under the officer’s change in control agreement.

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners’ distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2015; and (ii) performance at the greater of actual through September 30, 2015 and target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2015” and “Non-Qualified Deferred Compensation Table - Fiscal 2015.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $10,789,877 for Mr. Walsh in the event of a change in control.

COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2015. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2015

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(2)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
B. R. Ford	85,000	63,934	0	0	0	0	148,934
L. R. Greenberg	176,667	0	0	0	0	0	176,667
W. J. Marrazzo	90,000	63,934	0	0	0	0	153,934
A. Pol	72,500	63,934	0	0	0	0	136,434
P. A. Ramos (3)	534	0	0	0	0	0	534
M. O. Schlanger	87,500	63,934	0	0	0	0	151,434
K. R. Turner	85,000	63,934	0	0	0	0	148,934
_________________

(1)
In Fiscal 2015, the General Partner paid its non-management directors an annual retainer of $65,000 for Board service. It paid an additional annual retainer of $20,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $25,000. The General Partner also paid an additional retainer of $7,500 for the chairperson of the Compensation/Pension and the Corporate Governance Committees. The General Partner also paid its Presiding Director a retainer of $15,000 in Fiscal 2015. The General Partner pays no meeting attendance fees to its directors. In 2014, the independent members of the Board of Directors, upon recommendation of the Corporate Governance Committee, approved a reduction in Mr. Greenberg’s annual cash retainer for his service as Non-Executive Chairman from $200,000 to $165,000 effective February 2, 2015. Additionally, Mr. Greenberg will not receive any equity compensation for his service as Non-Executive Chairman.

(2)
All non-employee Directors, excluding Mr. Greenberg, received 1,300 Phantom Units in Fiscal 2015 as part of their annual compensation. The Phantom Units were awarded under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”) approved by the Partnership’s Common Unitholders on July 30, 2010. Each Phantom Unit represents the right to receive an AmeriGas Partners Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service unless otherwise deferred. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2015. For the number of Phantom Units credited to each Director’s account as of September 30, 2015, see “Securities Ownership of certain beneficial owners and management and related security holder matters - Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.”

(3)	Mr. Ramos’ compensation for Fiscal 2015 was prorated based on his September 28, 2015 election as a director of AmeriGas Propane, Inc. Mr. Ramos will receive a grant of Phantom Units in January 2016.

Equity Ownership Guidelines for Independent Directors: All independent directors are required to hold AmeriGas Partners, L.P. units equal to five times the cash portion of their annual retainer. They have five years to meet this ownership threshold.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners

The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of October 1, 2015. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

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

Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner

The table below sets forth, as of October 1, 2015, the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Common Units (1)		Number of AmeriGas Partners Phantom Units (9)
J. E. Sheridan	41,732	(2)	0
H. J. Gallagher	3,829		0
M. M. Gaudiosi	0		0
A. D. Rosback	0		0
L. R. Greenberg	15,000	(3)	0
J. L. Walsh	7,000	(4)	0
B. R. Ford	1,550	(5)	2,600
W. J. Marrazzo	1,000	(6)	5,417
A. Pol	0		3,581
P. A. Ramos	0		0
M. O. Schlanger	1,000	(7)	5,417
K. R. Turner	6,500	(8)	4,224
Directors and executive officers as a group (18 persons)	99,695		21,239
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Sheridan’s Units are held jointly with his spouse.

(3)	Mr. Greenberg’s Units are held jointly with his spouse.

(4)	Mr. Walsh’s Units are held jointly with his spouse.

(5)
Mr. Ford’s Units are held in the following manner: (i) 1,200 Units are held jointly with his spouse; (ii) 50 Units are held jointly with Colleen Ford; (iii) 50 Units are held jointly with Kevin Ford; (iv) 50 Units are held jointly with Brandon Ford; and (v) 200 Units are held jointly with Brian Ford, Jr.

(6)	Mr. Marrazzo’s Units are held jointly with his spouse.

(7)	The Units shown are owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s Units.

(8)
The Turner Family Partnership holds 1,000 of Mr. Turner’s Units and Mr. Turner disclaims beneficial ownership of these Units, except to the extent of his interest as the general partner of the Turner Family Partnership.

(9)	The 2010 Plan provides that Phantom Units will be converted to AmeriGas Partners Common Units and paid out to Directors upon termination of service.

Equity Compensation Plan Information

The following table sets forth information as of the end of Fiscal 2015 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	192,583	0	2,416,473(1)
Equity compensation plans not approved by security holders
Total	192,583

(1)
Securities are issued under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (“2010 Plan”). The 2010 Plan was approved by security holders on July 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 13 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2015.
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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2015, these costs totaled approximately $576.1 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly-owned subsidiary of UGI provides the Partnership with stop loss medical coverage per occurrence in excess of $0.3 million per employee per year. Another wholly-

owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2015, the Partnership paid approximately $25.6 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, LLC and its subsidiaries (“Energy Services”), which are affiliates of UGI. There were no purchases of propane by AmeriGas OLP from Energy Services in Fiscal 2015.
The Partnership sold propane to certain affiliates of UGI which totaled approximately $1.2 million in Fiscal 2015. The highest amounts due from affiliates of the Partnership during Fiscal 2015 and at November 1, 2015 were $5.0 million and $2.72 million, respectively.
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

The aggregate fees billed by Ernst & Young LLP, the Company’s independent registered public accounting firm in Fiscal 2015, and PricewaterhouseCoopers LLP, the Partnership’s independent registered public accounting firm in Fiscal 2014, were as follows:

	2015	2014
Audit Fees(1)	$1,568,070	$1,653,717
Audit-Related Fees	0	0
Tax Fees(2)	0	535,000
All Other Fees	0	0
Total Fees for Services Provided	$1,568,070	$2,188,717
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

(2)	Tax Fees for Fiscal 2014 were for the preparation of Substitute Schedule K-1 forms for unitholders of AmeriGas Partners.
In the course of its meetings, the Audit Committee considered whether the provision by Ernst & Young LLP of the professional services described under “Tax Fees” was compatible with Ernst & Young LLP’s independence. The Committee concluded that the independent auditor was independent from the Partnership and its management.

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

Included under Item 8 are the following financial statements and supplementary data:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedules) - Ernst & Young LLP

Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting) - Ernst & Young LLP

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of September 30, 2015 and 2014

Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013

Consolidated Statements of Partners’ Capital for the years ended September 30, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Quarterly Data for the years ended September 30, 2015 and 2014

	(2)	Financial Statement Schedules:

I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2015, 2014 and 2013

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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21
2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22
2.3	Contribution and Redemption Agreement, dated October 15, 2011, by and among AmeriGas Partners, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P. and Heritage ETC, L.P.	AmeriGas Partners, L.P.	Form 8-K (10/15/11)	2.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.4	Amendment No. 1, dated as of December 1, 2011, to the Contribution and Redemption Agreement, dated as of October 15, 2011, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (12/1/11)	2.1
2.5	Amendment No. 2, dated as of January 11, 2012, to the Contribution and Redemption Agreement, dated as of October 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
2.6	Letter Agreement, dated as of January 11, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
2.7	Amendment to Contribution and Redemption Agreement, dated as of October 15, 2011, by an among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P., dated as of March 20, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	2.1
3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009.	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1
3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2015.	AmeriGas Partners, L.P.	Form 8-K (7/27/15)	3.1
3.4	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004.	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1(a)
4.1
Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).

4.2	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	4.1
4.3	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/19/11)	4.1
4.4	Second Supplemental Indenture, dated as of August 10, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (8/10/11)	4.1
4.5	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.6	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective November, 2012.	UGI	Form 10-K (9/30/13)	10.2
10.3**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.1
10.4**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.2
10.5**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.6**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.7**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010 - Terms and Conditions.	AmeriGas Partners, L.P.	Form 10-K (9/30/10)	10.10
10.8**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.1
10.9**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.2
10.10**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9
10.11**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective January 24, 2013.	UGI	Registration Statement on Form S-8 (No. 333-186178)	99.1
10.12**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated, effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3
10.13**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated, effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.4
10.14**	UGI Corporation 2009 Deferral Plan, as Amended and Restated, effective January 24, 2014.	UGI	Form 10-Q (3/31/14)	10.5
10.15**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2015.	UGI	Form 10-Q (3/31/15)	10.1
10.16**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2015.	UGI	Form 10-Q (3/31/15)	10.2
10.17**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2015.	UGI	Form 10-Q (3/31/15)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.18**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2015.	UGI	Form 10-Q (3/31/15)	10.9
10.19**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 21, 2015.	UGI	Form 10-Q (3/31/15)	10.3
10.20**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Directors, dated January 8, 2015.	AmeriGas Partners, L.P.	Form 10-Q (3/31/15)	10.2
10.21**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees, dated January 21, 2015.	AmeriGas Partners, L.P.	Form 10-Q (3/31/15)	10.1
10.22**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.23**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.5
*10.24**	Description of oral compensation arrangement for Mr. John L. Walsh.
*10.25**	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher and Anthony D. Rosback.
*10.26**	Description of oral compensation arrangement for Ms. Monica M. Gaudiosi.
*10.27**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2015.
10.28**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3
10.29**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
10.30**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/12)	10.1
10.31**	Form of Change in Control Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-K (9/30/13)	10.39
10.32**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Messrs. Hugh J. Gallagher, Jerry E. Sheridan and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29
10.33	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.34	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.35	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995.	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.36	Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1
10.37	Amendment to Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation, dated as of March 20, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.1
10.38	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2
10.39	Amended and Restated Credit Agreement dated as of June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/18/14)	10.1
*10.40
First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.

14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant.
*23.1	Consent of Ernst & Young LLP.
*23.2	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	UGI Corporation Equity-Based Compensation Information.
*101.INS	XBRL Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*    Filed herewith.
**    As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

		By:	AmeriGas Propane, Inc.,
Its General Partner

Date:	November 25, 2015	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 25, 2015, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jerry E. Sheridan	President and Chief Executive Officer
Jerry E. Sheridan	(Principal Executive Officer) and Director

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ Hugh J. Gallagher	Vice President — Finance and Chief Financial Officer
Hugh J. Gallagher	(Principal Financial Officer)

/s/ Robert J. Cane	Controller and Chief Accounting Officer
Robert J. Cane	(Principal Accounting Officer)

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ Brian R. Ford	Director
Brian R. Ford

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Anne Pol	Director
Anne Pol

/s/ Pedro A. Ramos	Director
Pedro A. Ramos

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ K. Richard Turner	Director
K. Richard Turner

AMERIGAS PARTNERS, L.P.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2015

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).
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
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2015, based on the COSO 2013 Framework. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2015, as stated in their report, which appears herein.
/s/ Jerry E. Sheridan
Chief Executive Officer
/s/ Hugh J. Gallagher
Chief Financial Officer
/s/ Robert J. Cane
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

We have audited AmeriGas Partners, L.P.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AmeriGas Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AmeriGas Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AmeriGas Partners, L.P. as of September 30, 2015, and the related consolidated statements of operations, comprehensive income, cash flows and partners’ capital for the year then ended of AmeriGas Partners, L.P. and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

We have audited the accompanying consolidated balance sheet of AmeriGas Partners, L.P. as of September 30, 2015, and the related consolidated statements of operations, comprehensive income, cash flows and partners’ capital for the year then ended. Our audit also included the financial statement schedules for the year ended September 30, 2015 listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriGas Partners, L.P. at September 30, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriGas Partners, L.P.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

In our opinion, the consolidated balance sheet as of September 30, 2014 and the related consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows for each of the two years in the period ended September 30, 2014 present fairly, in all material respects, the financial position of AmeriGas Partners, L.P. and its subsidiaries at September 30, 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended September 30, 2014 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 26, 2014

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,757	$13,480
Accounts receivable (less allowances for doubtful accounts of $12,257 and $17,681, respectively)	199,067	278,995
Accounts receivable — related parties	2,360	1,925
Inventories	93,934	181,946
Derivative instruments	—	272
Prepaid expenses	21,519	18,608
Insurance indemnification receivable	18,958	10,495
Other current assets	15,766	187
Total current assets	366,361	505,908
Property, plant and equipment (less accumulated depreciation and amortization of $1,369,733 and $1,239,767, respectively)	1,324,327	1,386,910
Goodwill	1,956,688	1,945,748
Intangible assets	433,713	464,338
Other assets	60,623	61,154
Total assets	$4,141,712	$4,364,058
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$9,679	$11,589
Short-term borrowings	68,100	109,000
Accounts payable — trade	101,588	154,053
Accounts payable — related parties	445	1,081
Employee compensation and benefits accrued	57,961	45,501
Interest accrued	48,693	48,701
Customer deposits and advances	117,087	129,840
Derivative instruments	47,507	6,653
Other current liabilities	95,234	111,096
Total current liabilities	546,294	617,514
Long-term debt	2,273,817	2,280,145
Derivative instruments	7,670	26
Other noncurrent liabilities	113,558	105,483
Total liabilities	2,941,339	3,003,168
Commitments and contingencies (Note 12)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,889,980 and 92,867,204, respectively)	1,145,291	1,299,260
General partner	18,925	20,460
Accumulated other comprehensive income	—	2,794
Total AmeriGas Partners, L.P. partners’ capital	1,164,216	1,322,514
Noncontrolling interest	36,157	38,376
Total partners’ capital	1,200,373	1,360,890
Total liabilities and partners’ capital	$4,141,712	$4,364,058

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended
	September 30,
	2015	2014	2013
Revenues:
Propane	$2,612,401	$3,440,868	$2,884,766
Other	272,921	272,067	281,777
	2,885,322	3,712,935	3,166,543
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	1,301,167	2,034,592	1,571,574
Cost of sales — other (excluding depreciation shown below)	86,638	81,982	88,479
Operating and administrative expenses	953,283	963,963	943,928
Depreciation	152,204	154,020	159,306
Amortization	42,676	43,195	43,565
Other income, net	(31,355)	(27,450)	(32,503)
	2,504,613	3,250,302	2,774,349
Operating income	380,709	462,633	392,194
Interest expense	(162,842)	(165,581)	(165,432)
Income before income taxes	217,867	297,052	226,762
Income tax expense	(2,898)	(2,611)	(1,671)
Net income including noncontrolling interest	214,969	294,441	225,091
Less: net income attributable to noncontrolling interest	(3,758)	(4,548)	(3,869)
Net income attributable to AmeriGas Partners, L.P.	$211,211	$289,893	$221,222
General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$32,469	$26,749	$21,498
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$178,742	$263,144	$199,724
Income per limited partner unit — basic (Note 2)	$1.91	$2.82	$2.14
Income per limited partner unit — diluted (Note 2)	$1.91	$2.82	$2.14
Average limited partner units outstanding (thousands):
Basic	92,910	92,876	92,832
Diluted	92,977	92,946	92,910

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2015	2014	2013
Net income including noncontrolling interest	$214,969	$294,441	$225,091
Other comprehensive income (loss):
Net gains on derivative instruments	—	44,203	6,647
Reclassifications of net (gains) losses on derivative instruments	(2,822)	(56,517)	52,503
Other comprehensive (loss) income	(2,822)	(12,314)	59,150
Total comprehensive income including noncontrolling interest	212,147	282,127	284,241
Less: comprehensive income attributable to noncontrolling interest	(3,730)	(4,426)	(4,464)
Comprehensive income attributable to AmeriGas Partners, L.P.	$208,417	$277,701	$279,777

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$214,969	$294,441	$225,091
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	194,880	197,215	202,871
Provision for uncollectible accounts	15,800	26,403	16,477
Unrealized losses on derivative instruments	47,841	9,495	—
Other, net	(14,754)	(6,265)	(5,100)
Net change in:
Accounts receivable	51,613	(15,246)	(43,378)
Inventories	86,198	(22,804)	5,403
Accounts payable	(52,975)	(16,643)	(661)
Other current assets	(10,889)	2,429	(2,305)
Other current liabilities	(8,825)	11,045	(42,795)
Net cash provided by operating activities	523,858	480,070	355,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(102,009)	(113,934)	(111,058)
Proceeds from disposals of assets	23,816	19,931	22,113
Acquisitions of businesses, net of cash acquired	(20,840)	(15,746)	(19,946)
Net cash used by investing activities	(99,033)	(109,749)	(108,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(368,426)	(346,744)	(327,000)
Noncontrolling interest activity	(5,949)	(5,084)	(4,882)
(Decrease) increase in short-term borrowings	(40,900)	(7,900)	67,000
Repayment of long-term debt	(11,808)	(12,272)	(30,531)
Proceeds associated with equity based compensation plans, net of tax withheld	3,501	2,499	1,221
Capital contributions from General Partner	34	25	13
Net cash used by financing activities	(423,548)	(369,476)	(294,179)
Cash and cash equivalents increase (decrease)	$1,277	$845	$(47,467)
CASH AND CASH EQUIVALENTS:
End of year	$14,757	$13,480	$12,635
Beginning of year	13,480	12,635	60,102
Increase (decrease)	$1,277	$845	$(47,467)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$158,837	$161,518	$161,562

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling Interest	Total partners’ capital
Balance September 30, 2012	92,801,347	$1,455,702	$16,975	$(43,569)	$1,429,108	$39,452	$1,468,560
Net income including noncontrolling interest		199,724	21,498		221,222	3,869	225,091
Net gains on derivative instruments				6,583	6,583	64	6,647
Reclassification of net losses on derivative instruments				51,972	51,972	531	52,503
Distributions		(304,444)	(22,556)		(327,000)	(4,882)	(331,882)
Unit-based compensation expense		3,472			3,472		3,472
Common Units issued in connection with employee and director plans, net of tax withheld	23,192	(267)	13		(254)		(254)
Balance September 30, 2013	92,824,539	1,354,187	15,930	14,986	1,385,103	39,034	1,424,137
Net income including noncontrolling interest		263,144	26,749		289,893	4,548	294,441
Net gains on derivative instruments				43,754	43,754	449	44,203
Reclassification of net losses on derivative instruments				(55,946)	(55,946)	(571)	(56,517)
Distributions		(319,427)	(27,317)		(346,744)	(5,084)	(351,828)
Unit-based compensation expense		2,299			2,299		2,299
Goodwill push-down adjustment associated with prior-year acquisition			5,073		5,073		5,073
Common Units issued in connection with employee plans, net of tax withheld	42,665	(943)	25		(918)		(918)
Balance September 30, 2014	92,867,204	1,299,260	20,460	2,794	1,322,514	38,376	1,360,890
Net income including noncontrolling interest		178,742	32,469		211,211	3,758	214,969
Reclassification of net gains on derivative instruments				(2,794)	(2,794)	(28)	(2,822)
Distributions		(334,387)	(34,039)		(368,426)	(5,305)	(373,731)
Unit-based compensation expense		2,228			2,228		2,228
Common Units issued in connection with employee and director plans, net of tax withheld	22,776	(552)	35		(517)		(517)
Distribution related to common control transaction (Note 13)					—	(644)	(644)
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$—	$1,164,216	$36,157	$1,200,373

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
At September 30, 2015, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owned 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding comprise 69,133,098 publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.
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
Derivative Instruments. Derivative instruments are reported in the Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Prior to April 1, 2014, substantially all of our derivative financial instruments were designated and qualified as cash flow hedges. For cash flow hedges, changes in the fair values of derivative instruments are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interest, to the extent effective at offsetting changes in the hedged item, until earnings are affected by such hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. Effective April 1, 2014, the Partnership determined that on a prospective basis, it would no longer elect cash flow hedge accounting for its commodity derivative instruments. Effective October 1, 2014, the Partnership de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. Changes in the fair values of these derivative instruments are reflected in cost of sales on the Consolidated Statements of Operations. Cash flows from derivative instruments are included in cash flows from operating activities.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 16.
Revenue Recognition. Revenues from the sale of propane are recognized principally upon delivery. Revenues from the sale of appliances and equipment are recognized at the later of sale or installation. Revenues from repair or maintenance services are

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

recognized upon completion of services. Revenues from annually billed fees are recorded on a straight-line basis over one year. We present revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, on a net basis.
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
Accounts Receivable
Accounts receivable are reported on the Consolidated Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.
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
Inventories. At September 30, 2015, our inventories are stated at the lower of cost or net realizable value and, prior to September 30, 2015, the lower of cost or market. We determine cost using an average cost method for propane, specific identification for appliances and the first-in, first-out (“FIFO”) method for all other inventories. During the fourth quarter of Fiscal 2015, the Partnership adopted new accounting guidance regarding the measurement of inventory which simplified the determination of market value. The adoption of the new guidance did not impact the valuation of our inventories (see Note 3).
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
Goodwill and Intangible Assets. In accordance with GAAP relating to intangible assets, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Estimated useful lives of definite-lived intangible assets, consisting of customer relationships and noncompete agreements, do not exceed 15 years. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are not amortized but are tested annually (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) for impairment and written down to fair value, if impaired.

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

There were no accumulated impairment losses at September 30, 2015 and 2014 and no provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2015, Fiscal 2014 or Fiscal 2013. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Operations. For further information, see Note 10.
Impairment of Long-Lived Assets. We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. If the undiscounted future cash flows indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values. Estimates of fair values are generally based on recent sales of similar assets and other market indicators (Level 2). No provisions for impairments were recorded during Fiscal 2015 or Fiscal 2014. During Fiscal 2013, the Partnership recorded long-lived asset impairment charges of $3,000.
Deferred Debt Issuance Costs. Included in other assets on the Consolidated Balance Sheets are net deferred debt issuance costs of $23,623 and $28,226 at September 30, 2015 and 2014, respectively. We are amortizing these costs over the terms of the related debt.
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
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated and represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. At September 30, 2015 and 2014, the Partnership’s accrued liabilities for environmental investigation and cleanup costs were not material.
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
The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income (loss) per limited partner unit computations:

	2015	2014	2013
Net income attributable to AmeriGas Partners, L.P.	$211,211	$289,893	$221,222
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(33,845)	(27,895)	(22,639)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$177,366	$261,998	$198,583

Weighted average Common Units outstanding — basic (thousands)	92,910	92,876	92,832
Potentially dilutive Common Units (thousands)	67	70	78
Weighted average Common Units outstanding — diluted (thousands)	92,977	92,946	92,910

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2015, Fiscal 2014 and Fiscal 2013 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.02, $0.01, and $0.01, respectively.

Note 3 — Accounting Changes

Adoption of New Accounting Standards

Measurement of Inventory. During the fourth quarter of Fiscal 2015, the Partnership adopted new accounting guidance regarding the measurement of inventory. The new guidance amends existing guidance and requires inventory be measured at the lower of cost or net realizable value. Net realizable value is generally defined as estimated selling prices in the ordinary course of business

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

less reasonably predictable costs of completion, disposal and transportation. We applied this guidance prospectively and the adoption of this guidance did not impact our results of operations, cash flows or financial position for Fiscal 2015.
Business Combinations. During the fourth quarter of Fiscal 2015, the Partnership adopted new accounting guidance regarding accounting for measurement period adjustments associated with prior business combinations. The new guidance requires that an acquirer recognize adjustments to provisional amounts in the reporting period in which the adjustments are determined and record, in the same period’s financial statements, the effects on earnings of changes in depreciation, amortization and other income effects, if any, as a result of such adjustments. The new guidance also requires certain disclosures regarding amounts recorded in the current period that would have been recorded in previous reporting periods if such adjustments had been recognized as of the acquisition date. We applied this guidance prospectively and the adoption of this guidance did not have a material impact on our results of operations, cash flows or financial position for Fiscal 2015.
Accounting Standards Not Yet Adopted

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities will apply the new guidance retrospectively to all periods presented. The Partnership expects to adopt the new guidance in Fiscal 2016. The adoption of the new guidance is not expected to have a material impact on the Partnership’s financial statements.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Partnership for interim and annual periods beginning October 1, 2018 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption. We have not yet selected a transition method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Note 4 — Acquisitions

During Fiscal 2015, Fiscal 2014 and Fiscal 2013, AmeriGas OLP acquired a number of domestic retail propane distribution businesses for total net cash consideration of $20,840, $15,746 and $19,946, respectively. In conjunction with these acquisitions, liabilities of $4,160 in Fiscal 2015, $4,491 in Fiscal 2014 and $3,969 in Fiscal 2013 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

	2015	2014	2013
Net current assets	$1,609	$136	$691
Property, plant and equipment	5,880	6,916	5,167
Goodwill	10,940	6,751	12,481
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	7,279	6,434	5,576
Other	(708)	—	—
Total	$25,000	$20,237	$23,915

The goodwill above is primarily the result of anticipated synergies between the acquired businesses and our existing propane business. The pro forma effects of these transactions were not material.

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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2015, Fiscal 2014 and Fiscal 2013 were as follows:

	2015	2014	2013
1st Quarter	$0.88	$0.84	$0.80
2nd Quarter	$0.88	$0.84	$0.80
3rd Quarter	$0.92	$0.88	$0.84
4th Quarter	$0.92	$0.88	$0.84

During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $39,346, $32,401 and $27,438, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2015, Fiscal 2014 and Fiscal 2013 of $30,357, $23,850 and $19,286, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 6 — Debt
Long-term debt comprises the following at September 30:

	2015	2014
AmeriGas Partners Senior Notes:
7.00%, due May 2022	$980,844	$980,844
6.75%, due May 2020	550,000	550,000
6.50%, due May 2021	270,001	270,001
6.25%, due August 2019	450,000	450,000
Heritage Operating, L.P. (“HOLP”) Senior Secured Notes	20,998	26,497
Other	11,653	14,392
Total long-term debt	2,283,496	2,291,734
Less: current maturities	(9,679)	(11,589)
Total long-term debt due after one year	$2,273,817	$2,280,145

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2016 — $9,155; Fiscal 2017 — $6,050; Fiscal 2018 — $5,349; Fiscal 2019 — $454,986; Fiscal 2020 — $554,303.
AmeriGas Partners Senior Notes
In order to finance the cash portion of AmeriGas Partners’ January 2012 acquisition of Energy Transfer Partner, L.P.’s (“ETP”) retail propane distribution business (“the Heritage Acquisition”), AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners (the “Issuers”), issued $550,000 principal amount of 6.75% Notes due May 2020 and $1,000,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016 and to redeem the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. The 6.75% Notes and the 7.00% Notes and the guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes. In connection with the Heritage Acquisition, AmeriGas Partners, AmeriGas Finance Corp., AmeriGas Finance LLC and UGI entered into a Contingent Residual Support Agreement (“CRSA”) with ETP pursuant to which ETP will provide contingent, residual support of $1,500,000 of debt (“Supported Debt” as defined in the CRSA).
HOLP Senior Secured Notes
The Partnership’s total long-term debt at September 30, 2015 and 2014, includes $20,998 and $26,497, respectively, of HOLP Senior Secured Notes including unamortized premium of $2,543 and $3,134, respectively. The face interest rates on the HOLP Notes ranged from 7.89% to 8.87% with an effective interest rate of 6.75%. The HOLP Senior Secured Notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.
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
At September 30, 2015 and 2014, there were $68,100 and $109,000 of borrowings outstanding under the Credit Agreement, which amounts are reflected as short-term borrowings on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under these credit agreements at September 30, 2015 and 2014 were 2.20% and 2.16%, respectively. Issued and

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

outstanding letters of credit, which reduce available borrowings under these credit agreements, totaled $64,655 and $64,705 at September 30, 2015 and 2014, respectively.
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $75,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2015, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.
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
At September 30, 2015, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and AmeriGas OLP’s partnership agreement, totaled approximately $3,100,000.

Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $11,435 in Fiscal 2015, $11,237 in Fiscal 2014 and $10,777 in Fiscal 2013.
The General Partner also sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to limitations imposed by the Internal Revenue Service. Costs associated with these plans were not material in Fiscal 2015, Fiscal 2014 and Fiscal 2013.

Note 8 — Inventories
Inventories comprise the following at September 30:

	2015	2014
Propane gas	$68,076	$157,032
Materials, supplies and other	20,354	19,680
Appliances for sale	5,504	5,234
Total inventories	$93,934	$181,946

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2015	2014
Land	$140,129	$142,505
Buildings and improvements	190,625	188,183
Transportation equipment	257,454	243,437
Storage facilities	256,854	248,757
Equipment, primarily cylinders and tanks	1,636,502	1,598,120
Other, including work in progress	212,496	205,675
Gross property, plant and equipment	2,694,060	2,626,677
Less accumulated depreciation and amortization	(1,369,733)	(1,239,767)
Net property, plant and equipment	$1,324,327	$1,386,910

Note 10 — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2013	$1,936,608
Acquisitions	6,751
Purchase accounting adjustments	(2,684)
Goodwill push-down adjustment associated with prior-year acquisition	5,073
Balance September 30, 2014	1,945,748
Acquisitions	10,940
Balance September 30, 2015	$1,956,688

The Partnership’s intangible assets comprise the following at September 30:

	2015	2014
Customer relationships and noncompete agreements	$514,333	$519,103
Trademarks and tradenames (not subject to amortization)	82,944	82,944
Gross carrying amount	597,277	602,047
Accumulated amortization	(163,564)	(137,709)
Intangible assets, net	$433,713	$464,338

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Amortization expense of intangible assets was $37,905, $38,428 and $38,810 in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2016 — $37,110; Fiscal 2017 — $34,946; Fiscal 2018 — $33,586; Fiscal 2019 — $32,390; Fiscal 2020 — $31,207.

Note 11 — Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units.
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $5,635, $4,286 and $4,647 in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. (“2010 Propane Plan”), the General Partner may award to employees and non-employee directors grants of Common Units (comprising “AmeriGas Stock Units” and “AmeriGas Performance Units”), options, phantom units, unit appreciation rights and other Common Unit-based awards. The total aggregate number of Common Units that may be issued under the 2010 Propane Plan is 2,800,000. The exercise price for options may not be less than the fair market value on the date of grant. Awards granted under the 2010 Propane Plan may vest immediately or ratably over a period of years, and options can be exercised no later than ten years from the grant date. In addition, the 2010 Propane Plan provides that Common Unit-based awards may also provide for the crediting of Common Unit distribution equivalents to participants’ accounts.
AmeriGas Stock Unit and AmeriGas Performance Unit awards entitle the grantee to AmeriGas Partners Common Units or cash once the service condition is met and, with respect to AmeriGas Performance Units, subject to market performance conditions, and for certain awards granted in January 2015, actual net customer acquisition and retention performance. Recipients of AmeriGas Performance Units are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target number, or it may be zero. For that portion of Performance Unit awards whose ultimate payout is based upon market-based conditions (as further described below), the number of awards ultimately paid is based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a master limited partnership peer group (“Alerian MLP Group”) and, for certain AmeriGas Performance Awards granted beginning in January 2014, based upon AmeriGas Partners’ TUR relative to the two other publicly traded propane master limited partnerships in the Alerian MLP Group (“Propane MLP Group”). For Performance Unit awards granted in January 2015, the number of AmeriGas Performance Units ultimately paid is based upon AmeriGas Partner’s TUR percentile rank relative to entities in the Alerian MLP Group as modified by AmeriGas Partners’ performance relative to the Propane MLP Group.
With respect to AmeriGas Performance Unit awards subject to measurement compared with the Alerian MLP Group, grantees may receive from 0% to 200% of the target award granted. For grants issued before January 1, 2013, grantees of AmeriGas Performance Units will not be paid if AmeriGas Partners’ TUR is below the 40th percentile of the Alerian MLP Group. At the 40th percentile, the grantee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; at the 60th percentile, 125%; at the 75th percentile, 150%; at the 90th percentile, 175%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings. For such grants issued on or after January 1, 2013, if AmeriGas Partners’ TUR is below the 25th percentile compared to the peer group, the grantee will not be paid. At the 25th percentile, the employee will be paid an award equal to 25% of the target award; at the 40th percentile, 70%; at the 50th percentile, 100%; at the 60th percentile, 125%; at the 75th percentile, 162.5%; and at the 90th percentile or above, 200%. For such grants issued in January 2015, the amount ultimately paid shall be modified based upon AmeriGas Partners’ TUR ranking relative to the Propane MLP Group over the performance period (“MLP Modifier”). Such modification ranges from 70% to 130%, but in no event shall the amount ultimately paid, after such modification, exceed 200% of the target award grant.
With respect to AmeriGas Performance Unit awards granted in January 2014 subject to measurement compared with the Propane MLP Group, grantees will receive 150% of the target award if AmeriGas Partners’ TUR exceeds the TUR of all the other members of the Propane MLP Group. Otherwise there will be no payout of such AmeriGas Performance Units. If one of the other two members of the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“MLP Event”) and, depending upon the timing of such MLP Event, the ultimate amount of such AmeriGas Performance Unit awards to be issued pursuant to the January 2014 grant, and the amount of distribution equivalents to be paid, will depend upon AmeriGas Partners’ TUR rank relative to (1) the Alerian MLP Group for the entire performance period; (2) the Alerian MLP Group for the entire

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

performance period and the Propane MLP Group (through the date of the MLP Event); or (3) the Propane MLP Group through the date of the MLP Event. For those performance awards granted in January 2015 that are subject to the MLP Modifier, if an MLP Event were to occur during the performance period such MLP Modifier would be based upon AmeriGas Partners’ TUR rank as determined in (1),(2) or (3) above, as appropriate.

With respect to AmeriGas Performance Unit awards granted in January 2015 whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the annual actual net customer gain and retention performance as adjusted for the net customer gain and retention performance over the three years performance period.
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
Under GAAP, AmeriGas Performance Unit awards that are subject to market-based conditions are equity awards which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units subject to market-based conditions are estimated using a Monte Carlo valuation model. The fair value associated with the target award which will be paid in Common Units, is accounted for as equity, and the fair value of the award over the target, as well as all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability. For purposes of valuing AmeriGas Performance Unit awards that are subject to market-based conditions, expected volatility is based on the historical volatility of Common Units over a three year period. The risk-free interest rate is based on the rates on U.S. Treasury bonds at the time of grant. Volatility for all entities in the peer group is based on historical volatility. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. AmeriGas Performance Unit awards whose ultimate payout is based upon net customer acquisition and retention performance measures are recorded as expense when it is probable all or a portion of the award will be paid. The fair value associated with the target award is the market price of the Common Units on the date of grant. The fair value of the award over the target, as well as all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards subject to market-based conditions and related compensation costs:

	Grants Awarded in Fiscal Year
	2015	2014	2013
Risk-free rate	0.9%	0.8%	0.4%
Expected life	3 years	3 years	3 years
Expected volatility	19.2%	21.1%	20.7%
Dividend Yield	6.8%	7.5%	8.2%

The General Partner granted awards under the 2010 Propane Plan representing 80,336, 86,458 and 65,136 Common Units in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, having weighted-average grant date fair values per Common Unit subject to award of $61.00, $43.34 and $42.58, respectively. At September 30, 2015, 2,416,473 Common Units were available for future award grants under the 2010 Propane Plan.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2015:

	Total		Vested		Non-Vested
	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2014	200,235	$44.82	37,207	$44.27	163,028	$44.95
AmeriGas Performance Units:
Granted	65,525	$64.02	3,290	$64.85	62,235	$63.97
Forfeited	(12,110)	$55.09	—	$—	(12,110)	$55.09
Vested	—	$—	39,516	$46.39	(39,516)	$46.39
Performance criteria not met	(37,981)	$48.24	(37,981)	$48.24	—	$—
AmeriGas Stock Units:
Granted	14,811	$47.65	8,011	$48.93	6,800	$46.13
Forfeited	(4,177)	$50.89	—	$—	(4,177)	$50.89
Vested	—	$—	30,577	$47.57	(30,577)	$47.57
Awards paid	(33,720)	$47.65	(33,720)	$47.65	—	$—
September 30, 2015	192,583	$49.70	46,900	$44.97	145,683	$51.22

During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Partnership paid AmeriGas Performance Unit and AmeriGas Stock Unit awards in Common Units and cash as follows:

	2015	2014	2013
AmeriGas Performance Unit awards:
Number of Common Units subject to original Awards granted	55,750	41,251	48,150
Fiscal year granted	2012	2011	2010
Payment of awards:
AmeriGas Partners Common Units issued	—	—	—
Cash paid	$—	$—	$—
AmeriGas Stock Unit awards:
Number of Common Units subject to original Awards granted	42,532	72,023	35,934
Payment of awards:
AmeriGas Partners Common Units issued	21,509	40,842	23,192
Cash paid	$789	$1,364	$629

As of September 30, 2015, there was $1,108 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2015, there was a total of approximately $2,699 of unrecognized compensation cost associated with 192,583 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.6 years. The total fair values of Common Unit-based awards that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 were $2,625, $4,100 and $2,752, respectively. As of September 30, 2015 and 2014, total liabilities of $3,326 and $1,513 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 12 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $67,304 in Fiscal 2015, $63,055 in Fiscal 2014 and $63,585 in Fiscal 2013.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2016	$57,359
2017	48,399
2018	43,204
2019	37,446
2020	35,761
Thereafter	96,046
Total minimum operating lease payments	$318,215

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2015, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $32,389. The fair values of residual lease guarantees were not material at September 30, 2015.
The Partnership enters into fixed-price and variable-price contracts with suppliers to purchase a portion of its propane supply requirements. Obligations under these contracts existing at September 30, 2015, are: Fiscal 2016 - $53,534 and Fiscal 2017 - $4,743.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Contingencies

Purported Class Action Lawsuit. Between May and October 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri.  In July 2015, the Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers have filed an appeal with the United States Court of Appeals for the Eighth Circuit. The indirect customers have filed an amended complaint claiming injunctive relief and state law claims under Wisconsin, Maine, and Vermont law. We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

Note 13 — Related Party Transactions
Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $576,135 in Fiscal 2015, $555,401 in Fiscal 2014, and $540,273 in Fiscal 2013, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $22,624 in Fiscal 2015, $20,531 in Fiscal 2014 and $18,568 in Fiscal 2013. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $2,985 in Fiscal 2015, $3,989 in Fiscal 2014 and $4,543 in Fiscal 2013.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services in Fiscal 2015. Purchases of propane by AmeriGas OLP from Energy Services totaled $850 and $1,979 during Fiscal 2014 and Fiscal 2013, respectively.
In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $1,216, $1,212 and $1,340 during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution in the Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Service Agreement (“SSA”) whereby HVAC provides certain financial and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $991 for Fiscal 2015.

Note 14 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2015	2014
Litigation, property and casualty liabilities	$40,216	$35,933
Taxes other than income taxes	12,950	16,353
Propane exchange liabilities	—	21,402
Deferred tank fee revenue	22,232	21,239
Other	19,836	16,169
Total other current liabilities	$95,234	$111,096

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Note 15 — Fair Value Measurements
The following table presents on a gross basis our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2015 and 2014:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2015:
Derivative instruments:
Assets:
Commodity contracts	$—	$1,242	$—	$1,242
Liabilities:
Commodity contracts	$—	$(58,579)	$—	$(58,579)
September 30, 2014
Derivative instruments:
Assets:
Commodity contracts	$—	$3,065	$—	$3,065
Liabilities:
Commodity contracts	$—	$(9,472)	$—	$(9,472)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,283,496 and $2,325,741, respectively. At September 30, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,291,734 and $2,395,332, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At September 30, 2015 and 2014, total volumes associated with propane commodity derivatives totaled 345.9 million gallons and 266.9 million gallons, respectively. At September 30, 2015, the maximum period over which we are economically hedging propane market price risk is 39 months.
At September 30, 2015, there were no amounts remaining in AOCI associated with commodity cash flow hedges.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. At September 30, 2015 or 2014, we had no settled or unsettled IRPAs.
Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2015. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
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
Fair Value of Derivative Instruments
The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30, 2015 and 2014:

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except where indicated otherwise)

	2015	2014
Derivative assets:
Derivatives designated as hedging instruments:
Propane contracts	$—	$2,278
Derivatives not designated as hedging instruments:
Propane contracts	1,242	787
Total derivative assets - gross	1,242	3,065
Gross amounts offset in the balance sheet	(1,242)	(2,793)
Total derivative assets - net	$—	$272
Derivative liabilities:
Derivatives designated as hedging instruments:
Propane contracts	$—	$(217)
Derivatives not designated as hedging instruments:
Propane contracts	(58,579)	(9,255)
Total derivative liabilities - gross	(58,579)	(9,472)
Gross amounts offset in the balance sheet	1,242	2,793
Cash collateral pledged	2,160	—
Total derivative liabilities - net	$(55,177)	$(6,679)
Effect of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Gain Recognized in AOCI and Noncontrolling Interest			Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income			Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interest into Income
	2015	2014	2013	2015	2014	2013
Cash Flow Hedges:
Propane contracts	$—	$44,203	$6,647	$2,822	$56,517	$(52,503)	Cost of sales - propane

	Gain (Loss)			Location of Gain (Loss) Recognized in Income
	Recognized in Income
	2015	2014	2013
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(209,351)	$(4,863)	$1,848	Cost of sales - propane

For those derivative instruments accounted for as cash flow hedges during Fiscal 2014 or Fiscal 2013, the amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material.

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

17 — Other Income, Net
Other income, net, comprises the following:

	2015	2014	2013
Gains on sales of fixed assets	$14,260	$6,524	$4,115
Finance charges	12,665	17,459	21,390
Other	4,430	3,467	6,998
Total other income, net	$31,355	$27,450	$32,503

Note 18 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our propane business.

	December 31,		March 31,		June 30,		September 30,
	2014	2013	2015	2014	2015	2014	2015	2014
Revenues	$888,792	$1,045,826	$1,100,317	$1,493,623	$477,977	$613,237	$418,236	$560,249
Operating income (loss)	$2,340	$179,693	$371,681	$284,922	$15,635	$4,426	$(8,947)	$(6,408)
Net (loss) income including noncontrolling interest	$(39,564)	$136,672	$329,779	$242,950	$(25,441)	$(37,749)	$(49,805)	$(47,432)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(39,571)	$134,898	$326,055	$240,103	$(25,578)	$(37,761)	$(49,695)	$(47,347)
Income (loss) per limited partner unit (a):
Basic	$(0.49)	$1.14	$2.18	$1.71	$(0.37)	$(0.47)	$(0.62)	$(0.58)
Diluted	$(0.49)	$1.14	$2.17	$1.71	$(0.37)	$(0.47)	$(0.62)	$(0.58)

(a)
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

	December 31,		March 31,
Quarter ended:	2014	2013	2015	2014
Decrease in income per limited partner unit	$—	$(0.24)	$(1.23)	$(0.79)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash	$8,842	$4,746
Accounts receivable — related party	499	3,147
Prepayments and other current assets	—	1,155
Total current assets	9,341	9,048
Investment in AmeriGas Propane, L.P.	3,434,114	3,588,863
Other assets	19,872	23,610
Total assets	$3,463,327	$3,621,521
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other liabilities	$604	$500
Accrued interest	47,662	47,662
Total current liabilities	48,266	48,162
Long-term debt	2,250,845	2,250,845
Commitments and contingencies
Partners’ capital:
Common unitholders	1,145,291	1,299,260
General partner	18,925	20,460
Accumulated other comprehensive income	—	2,794
Total partners’ capital	1,164,216	1,322,514
Total liabilities and partners’ capital	$3,463,327	$3,621,521

Commitments and Contingencies
Scheduled principal repayments of long-term debt during the next five fiscal years include $450,000 in Fiscal 2019 and $550,000 in Fiscal 2020.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars)

	Year Ended September 30,
	2015	2014	2013
Operating expenses, net	$(1,517)	$(258)	$(289)
Interest expense	(155,510)	(155,510)	(154,593)
Loss before income taxes	(157,027)	(155,768)	(154,882)
Income tax (benefit) expense	(6)	6	1
Loss before equity in income of AmeriGas Propane, L.P.	(157,021)	(155,774)	(154,883)
Equity in income of AmeriGas Propane, L.P.	368,232	445,667	376,105
Net income attributable to AmeriGas Partners	211,211	289,893	221,222
Equity in other comprehensive (loss) income of AmeriGas Propane, L.P.	(2,794)	(12,192)	58,555
Comprehensive income attributable to AmeriGas Partners	$208,417	$277,701	$279,777
General partner’s interest in net income attributable to AmeriGas Partners	$32,469	$26,749	$21,498
Limited partners’ interest in net income attributable to AmeriGas Partners	$178,742	$263,144	$199,724
Income per limited partner unit — basic and diluted	$1.91	$2.82	$2.14
Average limited partner units outstanding — basic (thousands)	92,910	92,876	92,832
Average limited partner units outstanding — diluted (thousands)	92,977	92,946	92,910

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2015	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$368,987	$348,704	$325,320
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(368,426)	(346,744)	(327,000)
Proceeds associated with equity based compensation plans, net of tax withheld	3,501	2,499	1,221
Capital contribution from General Partner	34	25	13
Net cash used by financing activities	(364,891)	(344,220)	(325,766)
Increase (decrease) in cash and cash equivalents	$4,096	$4,484	$(446)
CASH AND CASH EQUIVALENTS:
End of year	$8,842	$4,746	$262
Beginning of year	4,746	262	708
Increase (decrease)	$4,096	$4,484	$(446)

(a)	Includes cash distributions received from AmeriGas Propane, L.P. of $519,885, $498,204 and $478,458 for the years ended September 30, 2015, 2014 and 2013, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2015
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,681	$15,800	$(21,224)	(1)	$12,257

Year Ended September 30, 2014
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$18,552	$26,403	$(27,274)	(1)	$17,681

Year Ended September 30, 2013
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,217	$16,477	$(15,142)	(1)	$18,552

(1)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description
10.24	Description of oral compensation arrangement for Mr. John L. Walsh.

10.25	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher, and Anthony D. Rosback.

10.26	Description of oral compensation arrangement for Ms. Monica M. Gaudiosi.

10.27	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2015.

10.40
First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	UGI Corporation Equity-Based Compensation Information.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase