Form 10-K/A
period 2015-09-30
AMERIGAS PARTNERS LP
filed 2015-12-18
CIK 932628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2015 was approximately $4,434,512,696. At November 17, 2015, there were outstanding 92,892,582 Common Units representing limited partner interests.

EXPLANATORY NOTE

This amendment No. 1 on Form 10-K/A (this “Amendment”) amends the AmeriGas Partners, L.P. Annual Report on Form 10-K for the fiscal year ended September 30, 2015, originally filed with the U.S. Securities and Exchange Commission on November 25, 2015 (the “Initial Filing”). We are filing this Amendment to correct and re-file Part III, Item 11, Executive Compensation, to correct the following: (i) the identities of certain of the entities comprising the Alerian MLP Index and the Adjusted Russell MidCap Utilities Index as of January 1, 2015; (ii) the amounts of compensation reported as stock awards and a corresponding change to total compensation of three Named Executive Officers in the Summary Compensation Table; (iii) the grant date fair value of a stock award for three of our Named Executive Officers and to delete one duplicative grant in the Grants of Plan-Based Awards Table; (iv) footnote references in three footnotes to the Outstanding Equity Awards at Year-End Table; and (v) the aggregate amount previously reported for one Named Executive Officer in footnote (2) to the Nonqualified Deferred Compensation Table.

Except as described above, no other changes have been made to the Initial Filing. The Initial Filing continues to speak as of the date filed.

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

For the AmeriGas NEOs, the executive compensation analysis is based on general industry data in Towers Watson’s 2014 General Industry Executive Compensation Database (“General Industry Database”). For Mr. Walsh and Ms. Gaudiosi, the analysis was based on the General Industry Database and Towers Watson’s 2014 Energy Services Executive Compensation Database (“Energy Services Database”). Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position (($100,000 × 75 percent = $75,000) plus ($90,000 × 25 percent = $22,500)).

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

We generally seek to position a named executive officer’s salary grade so that the midpoint of the salary range for his or her salary grade approximates the 50 th percentile of the “going rate” for comparable executives included in the executive compensation database material referenced by Pay Governance. By comparable executive, we mean an executive having a similar range of responsibilities and the experience to fully perform these responsibilities. Pay Governance size-adjusted the survey data to account for the relative revenues of the survey companies in relation to ours. In other words, the adjustment reflects the expectation that a larger company would be more likely to pay a higher amount of compensation for the same position than a smaller company. Using this adjustment, Pay Governance developed going rates for positions comparable to those of our executives, as if the companies included in the respective databases had revenues similar to ours. We believe that Pay Governance’s application of size adjustments to applicable positions in these databases is an appropriate method for establishing market rates. After consultation with Pay Governance, we considered salary grade midpoints that were within 15 percent of the median going rate developed by Pay Governance to be competitive.

Elements of Compensation

Salary

Salary is designed to compensate executives for their level of responsibility and sustained individual performance. We pay our executive officers a salary that is competitive with that of other executive officers providing comparable services, taking into account the size and nature of the business of AmeriGas Partners and UGI Corporation, as the case may be.

As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50 th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2014, we increased the range of salary in each salary grade for Fiscal 2015 for each named executive officer, other than Mr. Walsh, by 2 percent. The Committee established Mr. Walsh’s Fiscal 2015 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Walsh, this resulted in an increase of the range of salary in his salary grade from the prior year of 3.6 percent.

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

The following table sets forth each named executive officer’s Fiscal 2015 salary.

Name	Salary	Percentage Increase over Fiscal 2014 Salary
Jerry E. Sheridan	$527,020	4.0%
Hugh J. Gallagher	$296,400	4.0%
John L. Walsh	$1,079,728	5.0%
Anthony D. Rosback	$360,000 (1)	N/A
Monica M. Gaudiosi	$435,006	3.5%

(1)	Mr. Rosback’s salary was prorated in Fiscal 2015 based on his commencement of employment with the General Partner. As a result, Mr. Rosback’s actual salary received in Fiscal 2015 (based an employment commencement date of March 23, 2015) was $180,003.

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

In determining each executive position’s target award level under our annual bonus plans, we considered database information derived by Pay Governance regarding the percentage of salary payable upon achievement of target goals for executives in similar positions at other companies as described above. In establishing the target award level, we positioned the amount at approximately the 50 th percentile for comparable positions.

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

The following annual bonus payments were made for Fiscal 2015:

Name	Percent of Target Bonus Paid	Payout
Jerry E. Sheridan	83.6%	$352,471
Hugh J. Gallagher (1)	83.6%	$123,895
John L. Walsh	118.9%	$1,604,745
Monica M. Gaudiosi	118.9%	$336,194
Anthony D. Rosback (1)(2)	83.6%	$96,558

(1)	Messrs. Gallagher and Rosback each received 10 percent of their annual bonus payment in AmeriGas Partners common units in accordance with the General Partner’s equity ownership policy. Ms. Gaudiosi received 7.4 percent of her annual bonus payment in UGI common stock in accordance with UGI’s stock ownership policy.
(2)	Mr. Rosback’s bonus payment was prorated based on the date his employment commenced with the General Partner.

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

Access Midstream Partners, L.P.	Exterran Partners, L.P.	NuStar Energy L.P.
Alliance Resource Partners, L.P.	Ferrellgas Partners, L.P.	ONEOK Partners, L.P.
AmeriGas Partners, L.P.	Genesis Energy, L.P.	Plains All American Pipeline, L.P.
Atlas Pipeline Partners, L.P.	Golar LNG Partners, L.P.	Regency Energy Partners LP
Boardwalk Pipeline Partners, L.P.	Holly Energy Partners, L.P.	Spectra Energy Partners, LP
Breitburn Energy Partners, L.P.	Legacy Reserves LP	Suburban Propane Partners, L.P.
Buckeye Partners, L.P.	Linn Energy, LLC	Sunoco Logistics Partners L.P.
Calumet Specialty Products Partners, L.P.	Magellan Midstream Partners, L.P.	TC PipeLines, LP
Crestwood Midstream Partners, LP	Markwest Energy Partners, L.P.	Targa Resources Partners LP
Crosstex Energy, L.P.	Martin Midstream Partners L.P.	Teekay LNG Partners L.P.
DCP Midstream Partners, LP	Memorial Production Partners, L.P.	Teekay Offshore Partners L.P.
Enbridge Energy Partners, L.P.	MPLX, L.P.	Tesora Logistics, L.P.
Energy Transfer Partners, L.P.	Natural Resource Partners L.P.	Vanguard Natural Resources LLC
Enterprise Products Partners L.P.	Navios Maritime Partners L.P.	Western Gas Partners, LP
EQT Midstream Partners, L.P.	NGL Energy Partners, L.P.	Williams Partners L.P.
EV Energy Partners, L.P.

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

AGL Resources Inc.	FirstEnergy Corp.	Pinnacle West Capital Corp.
Alliant Energy Corporation	Great Plains Energy Inc.	PPL Corporation
Ameren Corporation	Hawaiian Electric Industries, Inc.	Public Service Enterprise Group
American Water Works Company, Inc.	Integrys Energy Group, Inc.	Questar Corporation
Aqua America, Inc.	ITC Holdings Corp.	SCANA Corporation
Atmos Energy Corporation	MDU Resources Group, Inc.	Sempra Energy
Calpine Corporation	National Fuel Gas Company	TECO Energy, Inc.
Centerpoint Energy, Inc.	NiSource Inc.	The AES Corporation
CMS Energy Corporation	Northeast Utilities	UGI Corporation
Consolidated Edison, Inc.	NRG Energy, Inc.	Vectren Corporation
DTE Energy Company	OGE Energy Corp.	Westar Energy, Inc.
Edison International	ONEOK, Inc.	Wisconsin Energy Corporation
Energen Corporation	Pepco Holdings, Inc.	Xcel Energy Inc.
Entergy Corporation

The Committee determined that the Adjusted Russell MidCap Utilities Index is an appropriate peer group because the companies included in the Russell MidCap Utilities Index generally are comparable to the Company in terms of market capitalization and the Company is included in the Russell MidCap Utilities Index. The Company, with approval of the Committee, excluded telecommunications companies from the peer group because the nature of the telecommunications business is markedly different from that of other companies in the utilities industry. The minimum award, equivalent to 25 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 25 th percentile of the Adjusted Russell MidCap Utilities Index. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TSR rank is at the 50 th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 90 th percentile of the Adjusted Russell MidCap Utilities Index.

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

Long-Term Compensation - Payout of Performance Units for 2012-2014 Period

During Fiscal 2015, we paid out awards to those executives who received UGI performance units covering the period from January 1, 2012 to December 31, 2014. For that period, UGI’s TSR ranked 2 nd relative to the other companies in the S&P Utilities Index, placing UGI at the 97 th percentile ranking, resulting in a 193.4 percent payout of the target award. AmeriGas Partners’ TUR ranked 27 th relative to its peer group, placing AmeriGas Partners below the threshold for a payout. Because the payout exceeded 100 percent, the 2004 Plan provides that cash will be paid in lieu of units for any amount in excess of the 100 percent target. As a result, Mr. Walsh received a performance unit payout of 23,272 shares of UGI common stock with a payout value of $1,481,220 and a cash payout of $2,152,644. Ms. Gaudiosi received a performance unit payout of 10,071 shares of UGI common stock with a payout value of $569,700 and a cash payout of $780,366.

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

Summary Compensation Table — Fiscal 2015

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (1)(c)	Bonus ($) (d)	Stock Awards ($) (2)(e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (6) (j)
J. E. Sheridan	2015	526,474	0	1,300,299	319,920	352,471	0	88,145	2,587,309
President and	2014	506,018	0	877,682	420,546	302,834	0	110,391	2,217,471
Chief Executive Officer	2013	474,539	0	678,156	338,366	255,371	0	76,241	1,822,673
H. J. Gallagher	2015	296,093	0	275,078	79,980	123,895	21,058	42,437	838,541
Vice President - Finance	2014	284,538	0	173,552	99,603	106,448	48,868	42,431	755,440
Chief Financial Officer	2013	91,731	0	59,103	9,441	37,100	6,696	10,519	214,590
J. L. Walsh	2015	1,078,342	0	1,741,050	1,705,338	1,604,746	1,920,003	67,810	8,117,289
Vice Chairman	2014	1,027,169	0	2,053,380	1,992,060	1,974,336	1,009,878	41,037	8,097,860
	2013	856,377	0	1,877,710	1,060,319	902,454	481,670	26,618	5,205,148
M. M. Gaudiosi	2015	434,611	0	365,621	351,099	336,194	0	72,447	1,559,972
Vice President, General
Counsel and Secretary
A. D. Rosback	2015	180,003	0	324,725	97,293	96,558	0	24,656	723,235
Vice President and
Chief Operating Officer

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year. Mr. Gallagher received a prorated salary in Fiscal 2013 based on his employment date of May 20, 2013 with the General Partner. Mr. Walsh’s Fiscal 2013 salary reflects the portion of Fiscal 2013 that he served as President and Chief Operating Officer (until April 1, 2013) as well as his promotion to President and Chief Executive Officer (effective April 1, 2013). Mr. Rosback’s Fiscal 2015 salary was prorated based on his employment date of March 23, 2015 with the General Partner.
(2)	The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units, restricted units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2015 and in Exhibit No. 99 to this Report.
(3)	The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan. Messrs. Gallagher and Rosback received 10% of their respective payouts in AmeriGas Partners Common Units in compliance with the Company’s ongoing equity ownership compliance requirements. Ms. Gaudiosi received 7.4% of her payout in UGI Corporation common stock in compliance with UGI’s ongoing stock ownership compliance requirements.
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

(6)	The compensation reported for Mr. Walsh and Ms. Gaudiosi is paid by UGI. For Fiscal 2015, UGI charged the Partnership 49 percent of the total compensation expense, other than the change in pension value, for Mr. Walsh and Ms. Gaudiosi.

Grants of Plan-Based Awards In Fiscal 2015

The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2015.

Grants of Plan-Based Awards Table — Fiscal 2015

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)						All Other Stock Awards: Number of Shares of Stock or Units (#) (j)	All Other Option Awards: Number of Securities Underlying Options (#) (3) (k)	Exercise or Base Price of Option Awards ($/Sh) (l)	Grant Date Fair Value of Stock and Option Awards (m)
		Board Action Date (a)				Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name (a)	Grant Date (a)		Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i)
J. E. Sheridan	10/1/2014	11/20/2014	182,138	421,616	843,232
	1/21/2015	1/21/2015								60,000	38.05	319,920
	1/21/2015	1/21/2015				1,737	6,950	13,900				601,384
	1/21/2015	1/21/2015				3,325	13,300	26,600				698,915
H. J. Gallagher	10/1/2014	11/20/2014	64,022	148,200	296,400
	1/21/2015	1/21/2015								15,000	38.05	79,980
	1/21/2015	1/21/2015				400	1,600	3,200				138,448
	1/21/2015	1/21/2015				650	2,600	5,200				136,630
J. L. Walsh	10/1/2014	11/19/2014	809,796	1,349,660	2,699,320
	1/1/2015	11/19/2014								306,000	37.98	1,705,338
	1/1/2015	11/19/2014				11,250	45,000	90,000				1,741,050
M. M. Gaudiosi	10/1/2014	11/19/2014	169,652	282,754	565,508
	1/1/2015	11/19/2014								63,000	37.98	351,099
	1/1/2015	11/19/2014				2,362	9,450	18,900				365,621
A. D. Rosback	3/23/2015	3/2/2015	49,896	115,500	231,000
	3/23/2015	3/2/2015								21,000	33.48	97,293
	3/23/2015	3/2/2015				500	2,000	4,000				146,900
	3/23/2015	3/2/2015				937	3,750	7,500				177,825

(1)	The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2015. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2015. The threshold amount shown for Messrs. Sheridan, Gallagher, and Rosback is based on achievement of (i) 90 percent of the financial goal with the resulting amount reduced to the maximum extent provided for below-target achievement of the safety goal, and (ii) 90 percent of the customer service goal. The threshold amount shown for Mr. Walsh and Ms. Gaudiosi is based on achievement of 80 percent of the UGI financial goal.
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
(3)	Options are granted under the 2013 UGI Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option and the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, and the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, and the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock.

Outstanding Equity Awards at Year-End

The table below shows the outstanding equity awards as of September 30, 2015 for each of the named executive officers:

Outstanding Equity Awards at Year-End Table — Fiscal 2015

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock/ Partnership Units that Have Not Vested (#) (g)	Market Value of Shares or Units of Stock/ Partnership Units That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
J. E. Sheridan			35,625	(1)	21.81	12/31/2022			14,250	(14)	929,151
			57,000	(2)	27.64	12/31/2023			9,500	(15)	394,535
			60,000	(3)	38.05	1/20/2025			8,000	(16)	332,240
									6,950	(17)	288,634
									13,300	(18)	552,349
H. J. Gallagher	4,687	(4)			21.65	6/30/2021			1,100	(19)	71,722
	8,500	(5)			19.60	12/31/2021			2,200	(15)	91,366
	9,000	(1)	9,000	(1)	21.81	12/31/2022			2,000	(16)	83,060
	1,500	(6)	750	(6)	27.62	5/19/2023			1,600	(17)	66,448
	6,750	(2)	13,500	(2)	27.64	12/31/2023			2,600	(18)	107,978
			15,000	(3)	38.05	1/20/2025
J. L. Walsh	100,000	(7)			16.28	12/31/2018			34,500	(20)	2,378,554
	187,500	(8)			16.13	12/31/2019			31,500	(21)	2,171,723
	187,500	(9)			21.06	12/31/2020			63,000	(22)	2,193,660
	187,500	(5)			19.60	12/31/2021			45,000	(23)	1,566,900
	119,000	(1)	59,500	(1)	21.81	12/31/2022
	86,000	(10)	43,000	(10)	25.50	3/31/2023
	135,000	(2)	270,000	(2)	27.64	12/31/2023
			306,000	(11)	37.98	12/31/2024
M. M. Gaudiosi	75,000	(12)			17.75	4/22/2022			15,000	(20)	1,034,154
	50,000	(1)	25,000	(1)	21.81	12/31/2022			12,750	(22)	443,955
	25,000	(2)	50,000	(2)	27.64	12/31/2023			9,450	(23)	329,049
			63,000	(11)	37.98	12/31/2024
A. D. Rosback			21,000	(13)	33.48	3/22/2025			2,000	(24)	83,060
									3,750	(25)	155,738

Note: Column (d) was intentionally omitted.

(1)	These options were granted effective January 1, 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2016.

(2)	These options were granted effective January 1, 2014. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2017.
(3)	These options were granted effective January 21, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 21, 2018.
(4)	These options were granted effective July 1, 2011 and were fully vested on July 1, 2014.
(5)	These options were granted effective January 1, 2012 and were fully vested on January 1, 2015.
(6)	These options were granted effective May 20, 2013 in connection with Mr. Gallagher’s promotion to Vice President - Finance and Chief Financial Officer. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on May 20, 2016.
(7)	These options were granted effective January 1, 2009 and were fully vested on January 1, 2012.
(8)	These options were granted effective January 1, 2010 and were fully vested on January 1, 2013.
(9)	These options were granted effective January 1, 2011 and were fully vested on January 1, 2014.
(10)	These options were granted effective April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on April 1, 2016.
(11)	These options were granted effective January 1, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2018.
(12)	These options were granted effective April 23, 2012 in connection with the commencement of Ms. Gaudiosi’s employment and were fully vested on April 23, 2015.
(13)	These options were granted effective March 23, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 23, 2018.
(14)	The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2013. The performance measurement period for these restricted units is January 1, 2013 through December 31, 2015. The value of the number of units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. The restricted units will be payable, if at all, on January 1, 2016. As of October 31, 2015, the AmeriGas Partners’ TUR ranking (11 th out of 38 companies) qualified for 157% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.
(15)	These performance units were awarded January 1, 2014. The measurement period for the performance goal is January 1, 2014 through December 31, 2016. The performance goal is the same as described in footnote 14, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2017.

Table of Contents

(16)	These performance units were granted effective January 1, 2014. The performance measurement period for these performance units is January 1, 2014 through December 31, 2016. The value of the number of restricted units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the other two retail propane distribution companies included in the Alerian MLP Index as of the first day of the performance measurement period. No payout will occur unless AmeriGas Partners has the highest TUR for the performance period as compared to the other companies in the Propane MLP Group. The target and maximum award, equivalent to 150 percent of the number of performance units, will be payable if AmeriGas Partners has the highest TUR of the companies comprising the Propane MLP Group. The restricted units will be payable, if at all, on January 1, 2017. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.
(17)	The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is January 1, 2015 through December 31, 2017. The value of the number of units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period, and then modified based on AmeriGas Partners’ three-year TUR relative to the TUR of the other companies in the Propane MLP Group. The actual number of units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. This number is then modified as follows: (i) if AmeriGas Partners’ TUR ranks first in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 130%; (ii) if AmeriGas Partners’ TUR ranks second in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 100%; and (iii) if AmeriGas Partners’ TUR ranks third in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 70%. The overall payout is capped at 200% of the target number of performance units awarded. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.
(18)	The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is October 1, 2015 through September 30, 2017, but payable, if at all, on January 1, 2018. The value of the number of units that may be earned at the end of the performance period is based on AmeriGas Partners’ customer gain/loss performance during the three-year performance period, but measured based on annual targets, each with a one-third weighting. The annual amounts are then subject to adjustment depending on the overall achievement of cumulative three-year performance goals. If the three-year cumulative customer gain/loss goal is exceeded, then each year’s individual result will be multiplied by 130%. If the three-year cumulative customer gain/loss goal is not met, then each year’s individual result will be multiplied by 70%. The overall payout is capped at 200% of the target number of performance units awarded. Based on customer gain/loss performance during Fiscal 2015, the year one target was not achieved. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TUR performance goal measurements.
(19)	These performance units were awarded on May 20, 2013 in connection with Mr. Gallagher’s promotion to Chief Financial Officer. The measurement period is the same as described in footnote 14 and the performance goal is the same as described in footnote 14. The performance units will be payable, if at all, on January 1, 2016.
(20)	The amount shown relates to a target award of performance units granted effective January 24, 2013. The performance measurement period for these performance units is January 1, 2013 through December 31, 2015. The value of the number of performance units that may be earned at the end of the performance period is based on the Company’s TSR relative to that of each of the companies in the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2016. As of November 30, 2015, the Company’s TSR ranking (4th out of 36 companies) qualified for 200% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2015 Equity Awards for more information on the TSR performance goal measurements.
(21)	These performance units were awarded April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013. The measurement period is the same as described in footnote 20 and the performance goal is the same as described in footnote 20. The performance units will be payable, if at all, on January 1, 2016.
(22)	These performance units were awarded January 1, 2014. The measurement period for the performance goal is January 1, 2014 through December 31, 2016. The performance goal is the same as described in footnote 20, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2017.
(23)	These performance units were awarded January 1, 2015. The measurement period for the performance goal is January 1, 2015 through December 31, 2017. The performance goal is the same as described in footnote 20, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2018.

(24)	These performance units were awarded March 23, 2015. The measurement period for the performance goal is January 1, 2015 through December 31, 2017. The performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2018.
(25)	These performance units were awarded March 23, 2015. The performance measurement period for these units is October 1, 2015 through September 30, 2017. The performance goal is the same as described in footnote 18. The performance units will be payable, if at all, on January 1, 2018.

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

	Option Awards		Stock/Unit Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares/Units Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
J. E. Sheridan	100,125	1,305,940	5,010	251,022
H. J. Gallagher	0	0	6,672	253,403
J. L. Walsh	87,500	1,705,375	75,426	2,864,679
M. M. Gaudiosi	0	0	29,010	1,101,800
A. D. Rosback	0	0	0	0

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

Pension Benefits Table — Fiscal 2015

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
J. E. Sheridan (1)	None	0	0	0
H. J. Gallagher (2)	UGI Utilities Retirement Income Plan	11	324,966	0
	UGI SERP	11	15,261	0
J. L. Walsh	UGI SERP	10	4,998,106	0
	UGI Utilities Retirement Income Plan	10	554,435	0
M. M. Gaudiosi (1)	None	0	0	0
A. D. Rosback (1)	None	0	0	0

(1)	Messrs. Sheridan and Rosback and Ms. Gaudiosi do not participate in any defined benefit pension plan.
(2)	Mr. Gallagher has a vested annual benefit amount under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $37,100. Mr. Gallagher is not currently earning benefits under that plan.

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

The Pension Plan’s normal retirement benefit formula is (A) - (B) and is shown below:

A = The minimum of (1) and (2), where

(1) = 1.9% of five-year final average earnings (as defined in the Pension Plan) multiplied by years of service;

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

	September 30, 2015	September 30, 2014
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	4.60%	4.60%
SERP lump sum rate	2.70% for applicable pre-2004 service; 2.10% for other service	2.70% for applicable pre-2004 service; 2.50% for other service
Retirement age:	62	62
Postretirement mortality for Pension Plan	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D	RP-2000, combined, healthy table projected to 2020 using Scale AA without collar adjustments
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

Nonqualified Deferred Compensation

The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the AmeriGas Nonqualified Deferred Compensation Plan and the UGI Corporation Supplemental Savings Plan.

Nonqualified Deferred Compensation Table — Fiscal 2015

Name (a)	Plan Name	Executive Contributions in Last Fiscal Year ($) (b)	Employer Contributions in Last Fiscal Year ($) (c)		Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last Fiscal Year ($)(2) (f)
J. E. Sheridan	AmeriGas SERP	0	74,895	(1)	17,487	0	492,011
H. J. Gallagher	AmeriGas SERP	0	28,999	(1)	522	0	32,257
J. L. Walsh	UGI Supplemental Savings Plan	0	61,945	(3)	29,349	0	368,175
M. M. Gaudiosi	2009 UGI SERP for New Employees	0	64,081	(3)	3,245	0	149,650
A. D. Rosback	AmeriGas SERP	0	14,656	(1)	0	0	0

(1)	This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2015 in the “All Other Compensation” column.
(2)	The aggregate balances include the following aggregate amounts previously reported in the Summary Compensation Table as compensation in prior years: Mr. Sheridan, $399,649; Mr. Gallagher, $26,349; and Mr. Walsh, $343,247.
(3)	This amount represents the employer contribution to the named executive officer under the UGI Supplemental Savings Plan which is also reported in the Summary Compensation Table - Fiscal 2015 in the “All Other Compensation” column.

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

Potential Payments Upon Termination or Change in Control Table — Fiscal 2015

The amounts shown in the table below assume that each named executive officer’s termination was effective as of September 30, 2015 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his or her termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2015” and the “Nonqualified Deferred Compensation Table - Fiscal 2015.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

Potential Payments Upon Termination or Change in Control Table - Fiscal 2015

Name & Triggering Event	Severance Pay($)(1)(2)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
J. E. Sheridan Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,815,381 3,267,524	2,229,388 0 4,271,016	0 0 244,841	0 69,587 95,291	2,229,388 1,884,968 7,878,672
H. J. Gallagher Death Involuntary Termination Without Cause Termination Following Change in Control	0 815,100 1,037,400	559,658 0 1,083,616	7,808 8,734 71,154	0 68,679 64,905	567,466 892,513 2,257,075
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 6,171,061 8,637,824	7,396,315 0 12,946,588	4,476,809 5,229,917 9,558,799	0 59,047 10,844,402	11,873,124 11,460,025 41,987,613
M. M. Gaudiosi Death Involuntary Termination Without Cause Termination Following Change in Control	0 757,580 2,538,054	1,612,203 0 2,800,644	0 0 191,535	0 26,439 29,341	1,612,203 784,019 5,559,574
A. D. Rosback Death Involuntary Termination Without Cause Termination Following Change in Control	0 364,223 1,066,500	107,739 0 349,998	0 0 68,500	0 30,717 40,826	107,739 394,940 1,525,824

(1)	Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Mr. Walsh and Ms. Gaudiosi, and the AmeriGas Severance Plan for Messrs. Sheridan, Gallagher, and Rosback . We assumed that 100 percent of the target annual bonus was paid.
(2)	Amounts shown under “Severance Pay” in the case of termination following a change in control are calculated under the officer’s change in control agreement.
(3)	In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners’ distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2015; and (ii) performance at the greater of actual through September 30, 2015 and target levels with respect to performance units.
(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2015” and “Nonqualified Deferred Compensation Table - Fiscal 2015.”
(5)	Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $10,789,877 for Mr. Walsh in the event of a change in control.

COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2015. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.

Director Compensation Table — Fiscal 2015

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
B. R. Ford	85,000	63,934	0	0	0	0	148,934
L. R. Greenberg	176,667	0	0	0	0	0	176,667
W. J. Marrazzo	90,000	63,934	0	0	0	0	153,934
A. Pol	72,500	63,934	0	0	0	0	136,434
P. A. Ramos (3)	534	0	0	0	0	0	534
M. O. Schlanger	87,500	63,934	0	0	0	0	151,434
K. R. Turner	85,000	63,934	0	0	0	0	148,934

(1)	In Fiscal 2015, the General Partner paid its non-management directors an annual retainer of $65,000 for Board service. It paid an additional annual retainer of $20,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $25,000. The General Partner also paid an additional retainer of $7,500 for the chairperson of the Compensation/Pension and the Corporate Governance Committees. The General Partner also paid its Presiding Director a retainer of $15,000 in Fiscal 2015. The General Partner pays no meeting attendance fees to its directors. In 2014, the independent members of the Board of Directors, upon recommendation of the Corporate Governance Committee, approved a reduction in Mr. Greenberg’s annual cash retainer for his service as Non-Executive Chairman from $200,000 to $165,000 effective February 2, 2015. Additionally, Mr. Greenberg will not receive any equity compensation for his service as Non-Executive Chairman.
(2)	All non-employee Directors, excluding Mr. Greenberg, received 1,300 Phantom Units in Fiscal 2015 as part of their annual compensation. The Phantom Units were awarded under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”) approved by the Partnership’s Common Unitholders on July 30, 2010. Each Phantom Unit represents the right to receive an AmeriGas Partners Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service unless otherwise deferred. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2015. For the number of Phantom Units credited to each Director’s account as of September 30, 2015, see “Securities Ownership of certain beneficial owners and management and related security holder matters - Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.”
(3)	Mr. Ramos’ compensation for Fiscal 2015 was prorated based on his September 28, 2015 election as a director of AmeriGas Propane, Inc. Mr. Ramos will receive a grant of Phantom Units in January 2016.

Equity Ownership Guidelines for Independent Directors : All independent directors are required to hold AmeriGas Partners, L.P. units equal to five times the cash portion of their annual retainer. They have five years to meet this ownership threshold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

	By:	AmeriGas Propane, Inc.,
Its General Partner

Date: December 18, 2015	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President — Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act