Form 10-Q
period 2015-12-31
AMERIGAS PARTNERS LP
filed 2016-02-05
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2016, there were 92,916,740 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2015	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,251	$14,757	$18,507
Accounts receivable (less allowances for doubtful accounts of $12,712, $12,257 and $17,867, respectively)	268,250	199,067	375,959
Accounts receivable - related parties	3,291	2,360	4,963
Inventories	99,006	93,934	177,409
Prepaid expenses and other current assets	60,110	56,243	52,450
Total current assets	447,908	366,361	629,288
Property, plant and equipment (less accumulated depreciation and amortization of $1,404,118, $1,369,733 and $1,268,892, respectively)	1,315,500	1,324,327	1,373,626
Goodwill	1,971,999	1,956,688	1,950,268
Intangible assets, net	433,755	433,713	458,094
Other assets	57,818	60,623	67,841
Total assets	$4,226,980	$4,141,712	$4,479,117
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$10,901	$9,679	$11,544
Short-term borrowings	182,000	68,100	253,000
Accounts payable - trade	128,443	101,588	212,910
Accounts payable - related parties	440	445	1,522
Customer deposits and advances	114,999	117,087	112,288
Derivative instruments	45,391	47,507	59,801
Other current liabilities	157,348	201,888	183,794
Total current liabilities	639,522	546,294	834,859
Long-term debt	2,275,035	2,273,817	2,280,208
Derivative instruments	13,099	7,670	16,290
Other noncurrent liabilities	113,153	113,558	118,527
Total liabilities	3,040,809	2,941,339	3,249,884
Commitments and contingencies (Note 5)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,893,723, 92,889,980 and 92,874,438, respectively)	1,131,597	1,145,291	1,172,636
General partner	18,803	18,925	19,197
Accumulated other comprehensive income	—	—	1,216
Total AmeriGas Partners, L.P. partners’ capital	1,150,400	1,164,216	1,193,049
Noncontrolling interest	35,771	36,157	36,184
Total partners’ capital	1,186,171	1,200,373	1,229,233
Total liabilities and partners’ capital	$4,226,980	$4,141,712	$4,479,117

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended December 31,
	2015	2014
Revenues:
Propane	$573,904	$812,735
Other	70,194	76,057
	644,098	888,792
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	227,922	578,541
Cost of sales - other (excluding depreciation shown below)	20,867	22,040
Operating and administrative expenses	230,889	246,651
Depreciation	38,606	38,682
Amortization	10,600	10,686
Other operating income, net	(8,907)	(10,148)
	519,977	886,452
Operating income	124,121	2,340
Interest expense	(41,025)	(41,034)
Income (loss) before income taxes	83,096	(38,694)
Income tax expense	(910)	(870)
Net income (loss) including noncontrolling interest	82,186	(39,564)
Deduct net income attributable to noncontrolling interest	(1,213)	(7)
Net income (loss) attributable to AmeriGas Partners, L.P.	$80,973	$(39,571)

General partner’s interest in net income (loss) attributable to AmeriGas Partners, L.P.	$9,455	$6,137
Limited partners’ interest in net income (loss) attributable to AmeriGas Partners, L.P.	$71,518	$(45,708)
Income (loss) per limited partner unit - basic and diluted:
Basic	$0.77	$(0.49)
Diluted	$0.77	$(0.49)
Weighted average limited partner units outstanding (thousands):
Basic	92,922	92,893
Diluted	93,004	92,893
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2015	2014
Net income (loss) including noncontrolling interest	$82,186	$(39,564)
Other comprehensive loss:
Reclassifications of net gains on derivative instruments	—	(1,594)
Other comprehensive loss	—	(1,594)
Total comprehensive income (loss) including noncontrolling interest	82,186	(41,158)
(Deduct comprehensive income) add comprehensive loss attributable to noncontrolling interest	(1,213)	9
Comprehensive income (loss) attributable to AmeriGas Partners, L.P.	$80,973	$(41,149)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$82,186	$(39,564)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49,206	49,368
Provision for uncollectible accounts	3,155	4,757
Unrealized losses on derivative instruments	5,633	138,230
Other, net	(627)	43
Net change in:
Accounts receivable	(72,661)	(115,677)
Inventories	(4,908)	5,072
Accounts payable	26,850	61,627
Collateral deposits	(2,320)	(73,670)
Other current assets	(3,867)	(7,970)
Other current liabilities	(46,666)	(36,638)
Net cash provided (used) by operating activities	35,981	(14,422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(27,974)	(30,430)
Proceeds from disposals of assets	5,179	7,899
Acquisitions of businesses, net of cash acquired	(25,761)	(8,903)
Net cash used by investing activities	(48,556)	(31,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(95,038)	(89,150)
Noncontrolling interest activity	(1,599)	(2,183)
Increase in short-term borrowings	113,900	144,000
Repayments of long-term debt	(2,194)	(1,808)
Capital contributions from General Partner	—	24
Net cash provided by financing activities	15,069	50,883
Cash and cash equivalents increase	$2,494	$5,027
CASH AND CASH EQUIVALENTS:
End of period	$17,251	$18,507
Beginning of period	14,757	13,480
Increase	$2,494	$5,027
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2015:
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$—	$1,164,216	$36,157	$1,200,373
Net income		71,518	9,455		80,973	1,213	82,186
Distributions		(85,461)	(9,577)		(95,038)	(1,599)	(96,637)
Unit-based compensation expense		307			307		307
Common Units issued in connection with employee and director plans, net of tax withheld	3,743	(58)			(58)		(58)
Balance December 31, 2015	92,893,723	$1,131,597	$18,803	$—	$1,150,400	$35,771	$1,186,171

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2014:
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890
Net income		(45,708)	6,137		(39,571)	7	(39,564)
Reclassification of net gains on derivative instruments				(1,578)	(1,578)	(16)	(1,594)
Distributions		(81,726)	(7,424)		(89,150)	(1,539)	(90,689)
Unit-based compensation expense		954			954		954
Common Units issued in connection with employee and director plans, net of tax withheld	7,234	(144)	24		(120)		(120)
Distribution related to common control transaction (Note 8)					—	(644)	(644)
Balance December 31, 2014	92,874,438	$1,172,636	$19,197	$1,216	$1,193,049	$36,184	$1,229,233
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

At December 31, 2015, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 8).

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. The September 30, 2015, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (“the Partnership’s 2015 Annual Report”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended December 31,
	2015	2014
Net income (loss) attributable to AmeriGas Partners, L.P.	$80,973	$(39,571)
Adjust for general partner share and theoretical distributions of net income (loss) attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(9,455)	(6,137)
Common Unitholders’ interest in net income (loss) attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$71,518	$(45,708)
Weighted average Common Units outstanding—basic (thousands)	92,922	92,893
Potentially dilutive Common Units (thousands)	82	—
Weighted average Common Units outstanding—diluted (thousands)	93,004	92,893

There was no dilutive effect of theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2015 and 2014.

For the three months ended December 31, 2015, potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans. For the three months ended December 31, 2014, there were 81 potentially dilutive Common Units excluded from the calculation because of the net loss attributable to AmeriGas Partners, L.P. under the two-class method.

Derivative Instruments. Derivative instruments are reported in the Condensed Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.

Effective April 1, 2014, the Partnership determined that on a prospective basis, it would no longer elect cash flow hedge accounting for its commodity derivative instruments. Effective October 1, 2014, the Partnership de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. Changes in the fair values of these derivative instruments are reflected in cost of sales on the Condensed Consolidated Statements of Operations. Cash flows from derivative instruments are included in cash flows from operating activities.

For additional information on the accounting for our derivative instruments, see Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s 2015 Annual Report.

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

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015 (Fiscal 2017). Early adoption is permitted. Entities will apply the new guidance retrospectively to all periods presented.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The Partnership expects to adopt the new guidance effective September 30, 2016. The adoption of the new guidance is not expected to have a material impact on the Partnership’s financial statements.

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

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	December 31, 2015	September 30, 2015	December 31, 2014
Goodwill (not subject to amortization)	$1,971,999	$1,956,688	$1,950,268
Intangible assets:
Customer relationships and noncompete agreements	$523,783	$514,333	$522,352
Accumulated amortization	(172,972)	(163,564)	(147,202)
Intangible assets, net (definite-lived)	350,811	350,769	375,150
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$433,755	$433,713	$458,094

Amortization expense of intangible assets was $9,408 and $9,493 for the three months ended December 31, 2015 and 2014, respectively. No amortization expense is included in cost of sales in the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2016 and the next four fiscal years is as follows: remainder of Fiscal 2016 — $28,661; Fiscal 2017 — $36,223; Fiscal 2018 — $34,863; Fiscal 2019 — $33,667; Fiscal 2020 — $32,484.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Note 5 — Commitments and Contingencies

Contingencies

Purported Class Action Lawsuits. Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri.  In July 2015, the Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit, which is still pending. The indirect customers filed an amended complaint claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In January 2016, the District Court dismissed the remaining injunctive relief claims for the indirect purchasers. As a result, the only claims remaining with respect to indirect purchasers involve alleged violations of Wisconsin, Maine and Vermont state antitrust laws. We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

Note 6 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of December 31, 2015, September 30, 2015 and December 31, 2014:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2015:
Assets:
Propane contracts	$—	$476	$—	$476
Liabilities:
Propane contracts	$—	$(63,446)	$—	$(63,446)
September 30, 2015:
Assets:
Propane contracts	$—	$1,242	$—	$1,242
Liabilities:
Propane contracts	$—	$(58,579)	$—	$(58,579)
December 31, 2014:
Assets:
Propane contracts	$—	$13,024	$—	$13,024
Liabilities:
Propane contracts	$—	$(162,785)	$—	$(162,785)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

The fair values of our non-exchange traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, if any, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 31, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,285,936 and $2,200,470, respectively. At December 31, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,291,752 and $2,342,557, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At December 31, 2015 and 2014, total volumes associated with propane commodity derivatives totaled 357.4 million gallons and 348.3 million gallons, respectively. At December 31, 2015, the maximum period over which we are economically hedging propane market price risk is 45 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2015. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities, as well as the effects of offsetting, as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Derivative assets not designated as hedging instruments:
Propane contracts	$476	$13,024
Total derivative assets - gross	476	13,024
Gross amounts offset in the balance sheet	(476)	(13,024)
Total derivative assets - net	$—	$—

Derivative liabilities not designated as hedging instruments:
Propane contracts	$(63,446)	$(162,785)
Total derivative liabilities - gross	(63,446)	(162,785)
Gross amounts offset in the balance sheet	476	13,024
Cash collateral pledged	4,480	73,670
Total derivative liabilities - net	$(58,490)	$(76,091)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three months ended December 31, 2015 and 2014:

	Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Three Months Ended December 31,	2015	2014
Cash Flow Hedges:
Propane contracts	$—	$1,594	Cost of sales - propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended December 31,	2015	2014
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(27,707)	$(176,399)	Cost of sales - propane

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

Note 8 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $150,054 and $149,318 for the three months ended December 31, 2015 and 2014, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,360 and $5,298 during the three months ended December 31, 2015 and 2014, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $753 and $748 for the three months ended December 31, 2015 and 2014, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three months ended December 31, 2015 and December 31, 2014.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $64 and $298 for the three months ended December 31, 2015 and 2014, respectively.

Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit)

in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution in the Condensed Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Service Agreement (“SSA”) whereby HVAC provides certain financial and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $256 and $222 during the three months ended December 31, 2015 and 2014, respectively.

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

These factors, and those factors set forth in Item 1A. Risk Factors in the Partnership’s 2015 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2015 (“2015 three-month period”) with the three months ended December 31, 2014 (“2014 three-month period”).

AmeriGas Partners does not designate its propane commodity derivative instruments as hedges under U.S. generally accepted accounting principles (“GAAP”). As a result, volatility in net income attributable to AmeriGas Partners as determined in accordance with GAAP can occur as changes in unrealized (non-cash) gains and losses, and certain realized gains and losses, on commodity derivative instruments not associated with current-period transactions, are reflected in cost of sales.

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

AMERIGAS PARTNERS, L.P.

Executive Overview

Three Months Ended December 31, 2015

We recorded GAAP net income attributable to AmeriGas Partners for the 2015 three-month period of $81.0 million compared to GAAP net (loss) attributable to AmeriGas Partners for the 2014 three-month period of $(39.6) million. The GAAP net loss in the 2014 three-month period reflects the effects of $138.2 million of unrealized losses on commodity derivative instruments not associated with current-period transactions. In the 2015 three-month period, such losses were $5.6 million. The significantly higher 2014 three-month period losses on commodity derivative instruments not associated with current-period transactions resulted from substantial declines in energy commodity prices, including propane, that occurred during that period.

Adjusted net income attributable to AmeriGas Partners for the 2015 three-month period was $86.5 million compared with adjusted net income attributable to AmeriGas Partners for the 2014 three-month period of $97.3 million. The $10.8 million decline in adjusted net income attributable to AmeriGas Partners in the current-year period principally reflects the effects on retail volumes sold of significantly warmer-than-normal weather during the 2015 three-month period compared with weather that was only slightly warmer than normal in the prior-year period. Average temperatures during the 2015 three-month period based upon heating degree days were nearly 20% warmer than normal and 16.8% warmer than the prior-year three-month period. Retail volumes decreased approximately 13% as a result of the significantly warmer weather. Adjusted total margin in the 2015 three-month period decreased $25.5 million (6.0%) reflecting the negative impact of the lower retail volumes sold. The effects of the lower volumes were partially offset by slightly higher average propane retail unit margin reflecting the benefits of declining wholesale propane commodity prices. Notwithstanding the $25.5 million decline in adjusted total margin, our adjusted operating income decreased $10.8 million principally reflecting lower operating and administrative costs.

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

AMERIGAS PARTNERS, L.P.

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Millions of dollars)	Three Months Ended December 31,
	2015	2014
Adjusted total margin:
Total revenues	$644.1	$888.8
Cost of sales - propane	(227.9)	(578.5)
Cost of sales - other (a)	(20.9)	(22.1)
Total margin	395.3	288.2
Add net losses on commodity derivative instruments not associated with current-period transactions	5.6	138.2
Adjusted total margin	$400.9	$426.4

Adjusted operating income:
Operating income	$124.1	$2.3
Add net losses on commodity derivative instruments not associated with current-period transactions	5.6	138.2
Adjusted operating income	$129.7	$140.5

Adjusted net income attributable to AmeriGas Partners:
Net income (loss) attributable to AmeriGas Partners	$81.0	$(39.6)
Add net losses on commodity derivative instruments not associated with current-period transactions	5.6	138.2
Noncontrolling interest in net (losses) on commodity derivative instruments not associated with current-period transactions (a)	(0.1)	(1.3)
Adjusted net income attributable to AmeriGas Partners	$86.5	$97.3

EBITDA and Adjusted EBITDA:
Net income (loss) attributable to AmeriGas Partners	$81.0	$(39.6)
Income tax expense (a)	0.9	0.9
Interest expense	41.0	41.0
Depreciation	38.6	38.7
Amortization	10.6	10.7
EBITDA	172.1	51.7
Add net losses on commodity derivative instruments not associated with current-period transactions	5.6	138.2
Noncontrolling interest in net (losses) on commodity derivative instruments not associated with current-period transactions (a)	—	(1.4)
Adjusted EBITDA	$177.7	$188.5

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P.

RESULTS OF OPERATIONS

2015 three-month period compared with 2014 three-month period

Three Months Ended December 31,	2015	2014	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	295.1	340.2	(45.1)	(13.3)%
Wholesale	14.9	14.2	0.7	4.9%
	310.0	354.4	(44.4)	(12.5)%
Revenues:
Retail propane	$565.1	$797.6	$(232.5)	(29.1)%
Wholesale propane	8.8	15.1	(6.3)	(41.7)%
Other	70.2	76.1	(5.9)	(7.8)%
	$644.1	$888.8	$(244.7)	(27.5)%
Total margin (a) (b)	$395.3	$288.2	$107.1	37.2%
Operating and administrative expenses	$230.9	$246.6	$(15.7)	(6.4)%
Operating income (b)	$124.1	$2.3	$121.8	N.M.
Net income (loss) attributable to AmeriGas Partners (b)	$81.0	$(39.6)	$120.6	(304.5)%
Non-GAAP financial measures (d):
Adjusted total margin	$400.9	$426.4	$(25.5)	(6.0)%
EBITDA (b)	$172.1	$51.7	$120.4	232.9%
Adjusted EBITDA	$177.7	$188.5	$(10.8)	(5.7)%
Adjusted operating income	$129.7	$140.5	$(10.8)	(7.7)%
Adjusted net income attributable to AmeriGas Partners	$86.5	$97.3	$(10.8)	(11.1)%
Degree days — % (warmer) than normal (c)	(19.9)%	(3.7)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2015 and 2014 three-month periods include the impact of net unrealized losses of $5.6 million and $138.2 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

(d)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

N.M.- Variance is not meaningful.

The Partnership’s retail gallons sold during the 2015 three-month period decreased 13.3% compared with the prior-year period. The decline in retail gallons sold in the 2015 three-month period principally reflects average temperatures based upon heating degree days that were nearly 20% warmer than normal and 16.8% warmer than the prior-year period.

Retail propane revenues decreased $232.5 million during the 2015 three-month period reflecting lower average retail selling prices ($126.8 million), principally the result of the lower propane product costs, and the effects of the lower retail volumes sold ($105.7 million). Wholesale propane revenues decreased $6.3 million during the 2015 three-month period reflecting the effects of lower wholesale selling prices ($7.0 million) partially offset by slightly higher wholesale volumes sold ($0.7 million). Average daily wholesale propane commodity prices during the 2015 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 45% lower than such prices during the 2014 three-month period. Other revenues in the 2015 three-month period were $5.9 million lower than in the prior-year period principally reflecting lower fee income.

Total cost of sales during the 2015 three-month period decreased $351.8 million from the prior-year period. Cost of sales in the 2015 three-month period includes $5.6 million of losses on commodity derivative instruments not associated with current-period

AMERIGAS PARTNERS, L.P.

transactions compared with losses in the prior-year period of $138.2 million. Excluding the effects on cost of sales of the net losses on derivative commodity instruments, total propane cost of sales decreased $218.0 million principally reflecting the effects of the significantly lower average propane product costs ($162.3 million) and the effects of the lower retail and wholesale volumes sold ($55.7 million) on propane cost of sales.

Total margin, which includes the effects of $5.6 million and $138.2 million of losses on commodity derivative instruments not associated with current-period transactions in the 2015 and 2014 three-month periods, respectively, increased $107.1 million in the 2015 three-month period. Adjusted total margin, which excludes the effects of such losses, decreased $25.5 million principally reflecting lower retail propane total margin ($21.0 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin reflecting the benefits of declining wholesale propane commodity prices.

EBITDA and operating income, including the effects of the previously mentioned losses on commodity derivative instruments not associated with current-period transactions, increased $120.4 million and $121.8 million, respectively, from the prior-year three-month period. Adjusted EBITDA (excluding these commodity derivative losses) in the 2015 three-month period decreased $10.8 million principally reflecting the lower adjusted total margin ($25.5 million) partially offset by lower operating and administrative expenses ($15.7 million). The decrease in operating and administrative expenses reflects, among other things, lower self-insured casualty and liability expenses ($5.5 million), lower vehicle fuel costs ($5.2 million) and lower compensation and uncollectible accounts expenses. Adjusted operating income decreased $10.8 million in the 2015 three-month period principally reflecting the lower Partnership Adjusted EBITDA.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s debt outstanding at December 31, 2015, totaled $2,467.9 million (including current maturities of long-term debt of $10.9 million and AmeriGas OLP’s Amended and Restated Credit Agreement (“Credit Agreement”) borrowings of $182.0 million). The Partnership’s debt outstanding at September 30, 2015, totaled $2,351.6 million (including current maturities of long-term debt of $9.7 million and borrowings of $68.1 million under the Credit Agreement). Total long-term debt outstanding at December 31, 2015, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $19.3 million of HOLP Senior Notes and $15.8 million of other long-term debt.

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

At December 31, 2015, there were $182.0 million of borrowings outstanding under the Credit Agreement which are classified as short-term borrowings on the Condensed Consolidated Balance Sheets. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $63.2 million at December 31, 2015. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2015 three-month period were $133.0 million and $231.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2014 three-month period were $177.6 million and $291.0 million, respectively. At December 31, 2015, the Partnership’s available borrowing capacity under the Credit Agreement was $279.8 million.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

During the three months ended December 31, 2015, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.92 per Common Unit for the quarter ended September 30, 2015. On January 27, 2016, the General Partner’s Board of Directors approved a quarterly distribution of $0.92 per limited partner unit for the quarter ended December 31, 2015. The distribution will be paid on February 18, 2016, to unitholders of record on February 10, 2016.

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

Cash flow provided by operating activities was $36.0 million in the 2015 three-month period compared to cash flow used by operating activities of $14.4 million in the 2014 three-month period. Cash flow from operating activities before changes in operating working capital was $139.6 million in the 2015 three-month period compared with $152.8 million in the prior-year period. The slightly lower cash flow from operating activities before changes in operating working capital reflects, in large part, the lower net income adjusting for noncash unrealized losses on derivative instruments. Cash used to fund changes in operating working capital was $103.6 million in the 2015 three-month period compared to $167.3 million in the 2014 three-month period. Included in changes in operating working capital during the 2015 three-month period is $2.3 million of commodity derivative collateral deposit payments compared with $73.7 million of such collateral deposit payments during the prior-year three-month period. The significantly higher collateral deposit payments in the prior-year period resulted from the impact of substantial declines in LPG prices on our derivative instrument liabilities.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $48.6 million in the 2015 three-month period compared with $31.4 million in the prior-year period. The Partnership spent $28.0 million for property, plant and equipment (comprising $12.9 million of maintenance capital expenditures and $15.1 million of growth capital expenditures) in the 2015 three-month period compared with $30.4 million (comprising $17.0 million of maintenance capital expenditures $13.4 million of growth capital expenditures) in the 2014 three-month period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, distributions on partnership interests and issuances of Common Units. Cash provided by financing activities was $15.1 million in the 2015 three-month period compared with $50.9 million in the prior-year period. Distributions in the 2015 three-month period totaled $95.0 million compared with $89.2 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash provided by short-term borrowings under the Credit Agreement in the 2015 three-month period totaled $113.9 million compared with $144.0 million in the prior-year period. The greater cash flow from short-term borrowings in the prior-year three-month period resulted primarily from the need to fund the previously mentioned higher cash collateral deposits.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2015, was a loss of $63.0 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $14.3 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2015. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	February 5, 2016	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	February 5, 2016	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase