Form 10-Q
period 2016-03-31
AMERIGAS PARTNERS LP
filed 2016-05-06
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2016, there were 92,922,445 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2016	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,740	$14,757	$21,385
Accounts receivable (less allowances for doubtful accounts of $12,858, $12,257 and $18,141, respectively)	257,110	199,067	393,145
Accounts receivable - related parties	3,475	2,360	3,241
Inventories	94,959	93,934	115,666
Prepaid expenses and other current assets	60,444	56,243	49,298
Total current assets	431,728	366,361	582,735
Property, plant and equipment (less accumulated depreciation and amortization of $1,435,097, $1,369,733 and $1,302,098, respectively)	1,303,281	1,324,327	1,359,353
Goodwill	1,971,999	1,956,688	1,950,327
Intangible assets, net	424,062	433,713	448,598
Other assets	56,651	60,623	65,608
Total assets	$4,187,721	$4,141,712	$4,406,621
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$7,441	$9,679	$10,319
Short-term borrowings	65,300	68,100	55,000
Accounts payable - trade	107,549	101,588	159,617
Accounts payable - related parties	381	445	314
Customer deposits and advances	74,145	117,087	57,941
Derivative instruments	16,920	47,507	55,426
Other current liabilities	186,687	201,888	192,028
Total current liabilities	458,423	546,294	530,645
Long-term debt	2,274,788	2,273,817	2,279,762
Derivative instruments	6,595	7,670	14,401
Other noncurrent liabilities	109,142	113,558	113,380
Total liabilities	2,848,948	2,941,339	2,938,188
Commitments and contingencies (Note 5)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,922,445, 92,889,980 and 92,888,829, respectively)	1,280,915	1,145,291	1,407,497
General partner	20,324	18,925	21,576
Accumulated other comprehensive income	—	—	512
Total AmeriGas Partners, L.P. partners’ capital	1,301,239	1,164,216	1,429,585
Noncontrolling interest	37,534	36,157	38,848
Total partners’ capital	1,338,773	1,200,373	1,468,433
Total liabilities and partners’ capital	$4,187,721	$4,141,712	$4,406,621

See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Propane	$759,278	$1,028,080	$1,333,182	$1,840,815
Other	68,209	72,237	138,403	148,294
	827,487	1,100,317	1,471,585	1,989,109
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	241,621	411,745	469,543	990,286
Cost of sales - other (excluding depreciation shown below)	17,161	18,822	38,028	40,862
Operating and administrative expenses	238,535	257,346	469,424	503,997
Depreciation	36,533	37,402	75,139	76,084
Amortization	10,886	10,713	21,486	21,399
Other operating income, net	(7,131)	(7,392)	(16,038)	(17,540)
	537,605	728,636	1,057,582	1,615,088
Operating income	289,882	371,681	414,003	374,021
Interest expense	(40,806)	(41,096)	(81,831)	(82,130)
Income before income taxes	249,076	330,585	332,172	291,891
Income tax expense	(290)	(806)	(1,200)	(1,676)
Net income including noncontrolling interest	248,786	329,779	330,972	290,215
Deduct net income attributable to noncontrolling interest	(2,878)	(3,724)	(4,091)	(3,731)
Net income attributable to AmeriGas Partners, L.P.	$245,908	$326,055	$326,881	$286,484

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$11,107	$9,795	$20,562	$15,932
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$234,801	$316,260	$306,319	$270,552
Income per limited partner unit - basic and diluted:
Basic	$1.74	$2.18	$2.58	$2.36
Diluted	$1.74	$2.17	$2.58	$2.36
Weighted average limited partner units outstanding (thousands):
Basic	92,954	92,914	92,939	92,905
Diluted	93,020	92,963	93,014	92,970
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income including noncontrolling interest	$248,786	$329,779	$330,972	$290,215
Other comprehensive loss:
Reclassifications of net gains on derivative instruments	—	(711)	—	(2,305)
Other comprehensive loss	—	(711)	—	(2,305)
Total comprehensive income including noncontrolling interest	248,786	329,068	330,972	287,910
Deduct comprehensive income attributable to noncontrolling interest	(2,878)	(3,717)	(4,091)	(3,708)
Comprehensive income attributable to AmeriGas Partners, L.P.	$245,908	$325,351	$326,881	$284,202
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$330,972	$290,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	96,625	97,483
Provision for uncollectible accounts	7,207	11,145
Unrealized (gains) losses on derivative instruments	(33,821)	66,580
Other, net	(1,078)	(9,151)
Net change in:
Accounts receivable	(67,457)	(142,162)
Inventories	(861)	66,815
Accounts payable	5,896	6,925
Other current assets	(4,201)	(5,744)
Other current liabilities	(59,195)	(87,138)
Net cash provided by operating activities	274,087	294,968
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(55,787)	(57,217)
Proceeds from disposals of assets	8,780	14,632
Acquisitions of businesses, net of cash acquired	(25,761)	(9,018)
Net cash used by investing activities	(72,768)	(51,603)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(190,123)	(178,318)
Noncontrolling interest activity	(2,714)	(3,236)
Decrease in short-term borrowings	(2,800)	(54,000)
Repayments of long-term debt	(5,837)	(3,331)
Proceeds associated with equity-based compensation plans, net of tax withheld	1,127	3,391
Capital contributions from General Partner	11	34
Net cash used by financing activities	(200,336)	(235,460)
Cash and cash equivalents increase	$983	$7,905
CASH AND CASH EQUIVALENTS
End of period	$15,740	$21,385
Beginning of period	14,757	13,480
Increase	$983	$7,905
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2016:
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$—	$1,164,216	$36,157	$1,200,373
Net income		306,319	20,562		326,881	4,091	330,972
Distributions		(170,949)	(19,174)		(190,123)	(2,714)	(192,837)
Unit-based compensation expense		827			827		827
Common Units issued in connection with employee and director plans, net of tax withheld	32,465	(573)	11		(562)		(562)
Balance March 31, 2016	92,922,445	$1,280,915	$20,324	$—	$1,301,239	$37,534	$1,338,773

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the six months ended March 31, 2015:
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890
Net income		270,552	15,932		286,484	3,731	290,215
Reclassification of net gains on derivative instruments				(2,282)	(2,282)	(23)	(2,305)
Distributions		(163,468)	(14,850)		(178,318)	(2,592)	(180,910)
Unit-based compensation expense		1,705			1,705		1,705
Common Units issued in connection with employee and director plans, net of tax withheld	21,625	(552)	34		(518)		(518)
Distribution related to common control transaction (Note 8)					—	(644)	(644)
Balance March 31, 2015	92,888,829	$1,407,497	$21,576	$512	$1,429,585	$38,848	$1,468,433
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

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

At March 31, 2016, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

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
(unaudited)
(Thousands of dollars, except per unit amounts)

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to AmeriGas Partners, L.P.	$245,908	$326,055	$326,881	$286,484
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(84,240)	(123,918)	(86,865)	(66,894)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$161,668	$202,137	$240,016	$219,590
Weighted average Common Units outstanding—basic (thousands)	92,954	92,914	92,939	92,905
Potentially dilutive Common Units (thousands)	66	49	75	65
Weighted average Common Units outstanding—diluted (thousands)	93,020	92,963	93,014	92,970

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2016 and 2015, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.79 and $1.23, respectively. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2016 and 2015, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.71 and $0.55, respectively.

For the three and six months ended March 31, 2016, potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.

Effective April 1, 2014, the Partnership determined that on a prospective basis, it would no longer elect cash flow hedge accounting for its commodity derivative instruments. Effective October 1, 2014, the Partnership de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. Changes in the fair values of these derivative instruments are reflected in cost of sales - propane on the Condensed Consolidated Statements of Operations. Cash flows from derivative instruments are included in cash flows from operating activities.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Share-Based Payments. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016 (Fiscal 2018). Early adoption is permitted. The Partnership is in the process of assessing the full impact of the new guidance but does not expect that it will have a material impact on the Partnership’s financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance provided under this ASU, as amended, supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Partnership for interim and annual periods beginning after December 15, 2017 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption. We have not yet selected a transition method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2016	September 30, 2015	March 31, 2015
Goodwill (not subject to amortization)	$1,971,999	$1,956,688	$1,950,327
Intangible assets:
Customer relationships and noncompete agreements	$523,783	$514,333	$512,436
Accumulated amortization	(182,665)	(163,564)	(146,782)
Intangible assets, net (definite-lived)	341,118	350,769	365,654
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$424,062	$433,713	$448,598

Amortization expense of intangible assets was $9,693 and $9,521 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense of intangible assets was $19,101 and $19,014 for the six months ended March 31, 2016 and 2015, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2016 and the next four fiscal years is as follows: remainder of Fiscal 2016 — $19,051; Fiscal 2017 — $36,223; Fiscal 2018 — $34,863; Fiscal 2019 — $33,667; Fiscal 2020 — $32,484.

Note 5 — Commitments and Contingencies

Contingencies

Purported Class Action Lawsuits. Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade their common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri.  In July 2015, the Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit, which is still pending. The indirect customers filed an amended complaint claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In January 2016, the District Court dismissed the remaining injunctive relief claims for the indirect purchasers. As a result, the only claims remaining with respect to indirect purchasers involve alleged violations of Wisconsin, Maine and Vermont state antitrust laws. We are unable to reasonably estimate the impact, if any, arising from such litigation.  We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 6 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of March 31, 2016, September 30, 2015 and March 31, 2015:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2016:
Assets:
Propane contracts	$—	$2,691	$—	$2,691
Liabilities:
Propane contracts	$—	$(26,206)	$—	$(26,206)
September 30, 2015:
Assets:
Propane contracts	$—	$1,242	$—	$1,242
Liabilities:
Propane contracts	$—	$(58,579)	$—	$(58,579)
March 31, 2015:
Assets:
Propane contracts	$—	$282	$—	$282
Liabilities:
Propane contracts	$—	$(73,269)	$—	$(73,269)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At March 31, 2016, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,282,229 and $2,329,842, respectively. At March 31, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,290,081 and $2,425,179, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

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
(unaudited)
(Thousands of dollars, except per unit amounts)

trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits.

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At March 31, 2016 and 2015, total volumes associated with propane commodity derivatives totaled 267.8 million gallons and 317.0 million gallons, respectively. At March 31, 2016, the maximum period over which we are economically hedging propane market price risk is 42 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities, as well as the effects of offsetting, as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Derivative assets not designated as hedging instruments:
Propane contracts	$2,691	$282
Total derivative assets - gross	2,691	282
Gross amounts offset in the balance sheet	(2,691)	(282)
Total derivative assets - net	$—	$—

Derivative liabilities not designated as hedging instruments:
Propane contracts	$(26,206)	$(73,269)
Total derivative liabilities - gross	(26,206)	(73,269)
Gross amounts offset in the balance sheet	2,691	282
Cash collateral pledged	—	3,160
Total derivative liabilities - net	$(23,515)	$(69,827)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2016 and 2015:

	Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Three Months Ended March 31,	2016	2015
Cash Flow Hedges:
Propane contracts	$—	$711	Cost of sales - propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended March 31,	2016	2015
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$11,877	$(4,086)	Cost of sales - propane

	Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Six Months Ended March 31,	2016	2015
Cash Flow Hedges:
Propane contracts	$—	$2,305	Cost of sales - propane

	Loss Recognized in Income		Location of Loss Recognized in Income
Six Months Ended March 31,	2016	2015
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(15,830)	$(180,485)	Cost of sales - propane

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

Note 8 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $151,487 and $155,997 for the three months ended March 31, 2016 and 2015, respectively, and $301,541 and $305,315 for the six months ended March 31, 2016 and 2015, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $6,032 and $7,804 for the three months ended March 31, 2016 and 2015, respectively, and $9,392 and $13,102 during the six months ended March 31, 2016 and 2015, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $495 and $712 for the three months ended March 31, 2016 and 2015, respectively, and $1,248 and $1,460 for the six months ended March 31, 2016 and 2015, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on the market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three and six months ended March 31, 2016 and March 31, 2015.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $241 and $795 for the three months ended March 31, 2016 and 2015, respectively, and $305 and $1,093 for the six months ended March 31, 2016 and 2015, respectively.

Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution on the Condensed Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Service Agreement (“SSA”) whereby HVAC provides certain financial and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $256 and $512 during the three and six months ended March 31, 2016, respectively, and $256 and $478 during the three and six months ended March 31, 2015, respectively.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended March 31, 2016 (“2016 three-month period”) with the three months ended March 31, 2015 (“2015 three-month period”) and the six months ended March 31, 2016 (“2016 six-month period”) with the six months ended March 31, 2015 (“2015 six-month period”).

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

AMERIGAS PARTNERS, L.P.

Executive Overview

Three Months Ended March 31, 2016

We recorded GAAP net income attributable to AmeriGas Partners for the 2016 three-month period of $245.9 million compared to GAAP net income attributable to AmeriGas Partners for the 2015 three-month period of $326.1 million. The GAAP net income in the 2016 three-month period reflects the effects of $39.5 million of unrealized gains on commodity derivative instruments not associated with current-period transactions. In the 2015 three-month period, GAAP net income included $74.7 million of unrealized gains on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for the 2016 three-month period was $206.9 million compared with adjusted net income attributable to AmeriGas Partners for the 2015 three-month period of $252.1 million. The $45.2 million decline in adjusted net income attributable to AmeriGas Partners in the current-year period principally reflects the effects on retail volumes sold of significantly warmer-than-normal weather during the 2016 three-month period compared with weather that averaged approximately normal in the prior-year period. Average temperatures during the 2016 three-month period based upon heating degree days were nearly 12% warmer than normal and more than 13% warmer than the prior-year three-month period. Retail volumes decreased nearly 14% during the 2016 three-month period as a result of the significantly warmer weather. Adjusted total margin in the 2016 three-month period decreased $65.8 million (11.1%) reflecting the negative impact of the lower retail volumes sold. Notwithstanding the $65.8 million decline in adjusted total margin, our adjusted EBITDA and adjusted operating income decreased $46.7 million and $46.6 million, respectively, principally reflecting the benefit of lower operating and administrative expenses.

Six Months Ended March 31, 2016

We recorded GAAP net income attributable to AmeriGas Partners for the 2016 six-month period of $326.9 million compared to GAAP net income attributable to AmeriGas Partners for the 2015 six-month period of $286.5 million. The GAAP net income in the 2016 six-month period reflects the effects of $33.8 million of unrealized gains on commodity derivative instruments not associated with current-period transactions. In the 2015 six-month period, there were $63.5 million of losses on commodity derivative instruments not associated with current-period transactions. The 2015 six-month period losses on commodity derivative instruments not associated with current-period transactions resulted from substantial declines in energy commodity prices, including propane, that occurred during that period.

Adjusted net income attributable to AmeriGas Partners for the 2016 six-month period was $293.4 million compared with adjusted net income attributable to AmeriGas Partners for the 2015 six-month period of $349.3 million. The $55.9 million decline in adjusted net income attributable to AmeriGas Partners in the current-year period principally reflects the effects on retail volumes sold of significantly warmer-than-normal weather during the 2016 six-month period compared with weather that was only slightly warmer than normal in the prior-year period. Average temperatures during the 2016 six-month period based upon heating degree days were approximately 15% warmer than normal and the prior-year six-month period. Retail volumes decreased nearly 14% as a result of the significantly warmer weather. Adjusted total margin in the 2016 six-month period decreased $91.3 million (8.9%) reflecting the negative impact of the lower retail volumes sold. The effects of the lower volumes were partially offset by slightly higher average propane retail unit margin reflecting the benefits of declining wholesale propane commodity prices. Notwithstanding the $91.3 million decline in adjusted total margin, our adjusted EBITDA and adjusted operating income decreased $57.5 million and $57.3 million, respectively, principally reflecting the benefit of lower operating and administrative expenses.

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

AMERIGAS PARTNERS, L.P.

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

AMERIGAS PARTNERS, L.P.

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Millions of dollars)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Adjusted total margin:
Total revenues	$827.5	$1,100.3	$1,471.6	$1,989.1
Cost of sales - propane	(241.6)	(411.7)	(469.5)	(990.3)
Cost of sales - other (a)	(17.2)	(18.9)	(38.1)	(40.8)
Total margin	568.7	669.7	964.0	958.0
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(39.5)	(74.7)	(33.8)	63.5
Adjusted total margin	$529.2	$595.0	$930.2	$1,021.5

Adjusted operating income:
Operating income	$289.9	$371.7	$414.0	$374.0
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(39.5)	(74.7)	(33.8)	63.5
Adjusted operating income	$250.4	$297.0	$380.2	$437.5

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$245.9	$326.1	$326.9	$286.5
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(39.5)	(74.7)	(33.8)	63.5
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions (a)	0.5	0.7	0.3	(0.7)
Adjusted net income attributable to AmeriGas Partners	$206.9	$252.1	$293.4	$349.3

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$245.9	$326.1	$326.9	$286.5
Income tax expense (a)	0.3	0.8	1.2	1.7
Interest expense	40.8	41.1	81.8	82.1
Depreciation	36.5	37.4	75.1	76.1
Amortization	10.9	10.7	21.5	21.4
EBITDA	334.4	416.1	506.5	467.8
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(39.5)	(74.7)	(33.8)	63.5
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions (a)	0.5	0.7	0.4	(0.7)
Adjusted EBITDA	$295.4	$342.1	$473.1	$530.6

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P.

RESULTS OF OPERATIONS

2016 three-month period compared with 2015 three-month period

Three Months Ended March 31,	2016	2015	Decrease
(millions of dollars)
Gallons sold (millions):
Retail	385.8	448.0	(62.2)	(13.9)%
Wholesale	16.4	16.6	(0.2)	(1.2)%
	402.2	464.6	(62.4)	(13.4)%
Revenues:
Retail propane	$750.0	$1,014.4	$(264.4)	(26.1)%
Wholesale propane	9.3	13.7	(4.4)	(32.1)%
Other	68.2	72.2	(4.0)	(5.5)%
	$827.5	$1,100.3	$(272.8)	(24.8)%
Total margin (a)	$568.7	$669.7	$(101.0)	(15.1)%
Adjusted total margin (b)	$529.2	$595.0	$(65.8)	(11.1)%
Operating and administrative expenses	$238.5	$257.3	$(18.8)	(7.3)%
Operating income	$289.9	$371.7	$(81.8)	(22.0)%
Adjusted operating income (b)	$250.4	$297.0	$(46.6)	(15.7)%
Net income attributable to AmeriGas Partners	$245.9	$326.1	$(80.2)	(24.6)%
Adjusted net income attributable to AmeriGas Partners (b)	$206.9	$252.1	$(45.2)	(17.9)%
EBITDA (b)	$334.4	$416.1	$(81.7)	(19.6)%
Adjusted EBITDA (b)	$295.4	$342.1	$(46.7)	(13.7)%
Degree days — % (warmer) colder than normal (c)	(11.7)%	2.0%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The Partnership’s retail gallons sold during the 2016 three-month period decreased 13.9% compared with the prior-year period. The decline in retail gallons sold in the 2016 three-month period principally reflects average temperatures based upon heating degree days that were 11.7% warmer than normal and 13.3% warmer than the prior-year period.

Retail propane revenues decreased $264.4 million during the 2016 three-month period reflecting the effects of the lower retail volumes sold ($140.7 million) and lower average retail selling prices ($123.7 million) principally the result of the lower propane product costs. Wholesale propane revenues decreased $4.4 million during the 2016 three-month period reflecting the effects of lower wholesale selling prices ($4.2 million) and slightly lower wholesale volumes sold ($0.2 million). Average daily wholesale propane commodity prices during the 2016 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 27% lower than such prices during the 2015 three-month period. Other revenues in the 2016 three-month period were $4.0 million lower than in the prior-year period principally reflecting lower fee income.

Total cost of sales during the 2016 three-month period decreased $171.8 million from the prior-year period. Cost of sales in the 2016 three-month period includes $39.5 million of gains on commodity derivative instruments not associated with current-period transactions compared with $74.7 million of such gains in the prior-year three-month period. Excluding the effects on cost of sales of the net gains on derivative commodity instruments, total cost of sales decreased $207.0 million principally reflecting the effects of the significantly lower average propane product costs ($139.6 million) and the effects of the lower retail and wholesale volumes sold ($65.8 million) on propane cost of sales.

AMERIGAS PARTNERS, L.P.

Total margin, which includes the effects of the $39.5 million and $74.7 million of gains on commodity derivative instruments not associated with current-period transactions in the 2016 and 2015 three-month periods, respectively, decreased $101.0 million in the 2016 three-month period. Adjusted total margin, which excludes the effects of such gains, decreased $65.8 million principally reflecting lower retail propane total margin ($63.9 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by slightly higher average propane retail unit margin resulting from the benefits of declining wholesale propane commodity prices.

EBITDA and operating income, including the effects of the previously mentioned gains on commodity derivative instruments not associated with current-period transactions, decreased $81.7 million and $81.8 million, respectively, from the prior-year three-month period. Adjusted EBITDA (excluding these commodity derivative gains) in the 2016 three-month period decreased $46.7 million principally reflecting the lower adjusted total margin ($65.8 million) partially offset by lower operating and administrative expenses ($18.8 million). The decrease in operating and administrative expenses reflects, among other things, lower compensation and benefits expenses ($5.3 million), lower vehicle fuel costs ($4.4 million) and lower uncollectible accounts expenses ($2.3 million). Adjusted operating income decreased $46.6 million in the 2016 three-month period principally reflecting the lower Partnership Adjusted EBITDA.

2016 six-month period compared with 2015 six-month period

Six Months Ended March 31,	2016	2015	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	680.9	788.2	(107.3)	(13.6)%
Wholesale	31.3	30.8	0.5	1.6%
	712.2	819.0	(106.8)	(13.0)%
Revenues:
Retail propane	$1,315.1	$1,812.1	$(497.0)	(27.4)%
Wholesale propane	18.1	28.7	(10.6)	(36.9)%
Other	138.4	148.3	(9.9)	(6.7)%
	$1,471.6	$1,989.1	$(517.5)	(26.0)%
Total margin (a)	$964.0	$958.0	$6.0	0.6%
Adjusted total margin (b)	$930.2	$1,021.5	$(91.3)	(8.9)%
Operating and administrative expenses	$469.4	$504.0	$(34.6)	(6.9)%
Operating income	$414.0	$374.0	$40.0	10.7%
Adjusted operating income (b)	$380.2	$437.5	$(57.3)	(13.1)%
Net income attributable to AmeriGas Partners	$326.9	$286.5	$40.4	14.1%
Adjusted net income attributable to AmeriGas Partners (b)	$293.4	$349.3	$(55.9)	(16.0)%
EBITDA (b)	$506.5	$467.8	$38.7	8.3%
Adjusted EBITDA (b)	$473.1	$530.6	$(57.5)	(10.8)%
Degree days — % (warmer) than normal (c)	(15.2)%	(0.5)%	—	—

(a)	Total margin represents total revenues less cost of sales — propane and cost of sales — other.

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

The Partnership’s retail gallons sold during the 2016 six-month period decreased 13.6% compared with the prior-year period. The decline in retail gallons sold in the 2016 six-month period principally reflects average temperatures based upon heating degree days that were 15.2% warmer than normal and 14.8% warmer than the prior-year period.

AMERIGAS PARTNERS, L.P.

Retail propane revenues decreased $497.0 million during the 2016 six-month period reflecting lower average retail selling prices ($250.3 million), principally the result of the lower propane product costs, and the effects of the lower retail volumes sold ($246.7 million). Wholesale propane revenues decreased $10.6 million during the 2016 six-month period reflecting the effects of lower wholesale selling prices ($11.1 million) partially offset by slightly higher wholesale volumes sold ($0.5 million). Average daily wholesale propane commodity prices during the 2016 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 37% lower than such prices during the 2015 six-month period. Other revenues in the 2016 six-month period were $9.9 million lower than in the prior-year period principally reflecting lower fee income.

Total cost of sales during the 2016 six-month period decreased $523.6 million from the prior-year period. Cost of sales in the 2016 six-month period includes $33.8 million of gains on commodity derivative instruments not associated with current-period transactions while cost of sales in the 2015 six-month period include $63.5 million of losses on such commodity instruments. Excluding the effects on cost of sales of the net gains and losses on derivative commodity instruments in both periods, total cost of sales decreased $426.2 million principally reflecting the effects of the significantly lower average propane product costs ($301.6 million) and the effects of the lower retail and wholesale volumes sold ($121.9 million) on propane cost of sales.

Total margin, which includes the effects of the previously mentioned gains and losses on commodity derivative instruments not associated with current-period transactions in the 2016 and 2015 six-month periods, respectively, increased $6.0 million in the 2016 six-month period. Adjusted total margin, which excludes the effects of such losses, decreased $91.3 million principally reflecting lower retail propane total margin ($84.9 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin resulting from the benefits of declining wholesale propane commodity prices.

EBITDA and operating income, including the effects of the previously mentioned losses on commodity derivative instruments not associated with current-period transactions, increased $38.7 million and $40.0 million, respectively, from the prior-year six-month period. Adjusted EBITDA (excluding these commodity derivative gains and losses) in the 2016 six-month period decreased $57.5 million principally reflecting the lower adjusted total margin ($91.3 million) partially offset by lower operating and administrative expenses ($34.6 million). The decrease in operating and administrative expenses reflects, among other things, lower vehicle fuel ($9.6 million), employee compensation ($8.0 million), self-insured casualty and liability ($7.6 million) and uncollectible accounts ($3.9 million) expenses. Adjusted operating income decreased $57.3 million in the 2016 six-month period principally reflecting the lower Partnership Adjusted EBITDA.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s debt outstanding at March 31, 2016, totaled $2,347.5 million (including current maturities of long-term debt of $7.4 million and borrowings of $65.3 million under AmeriGas OLP’s Amended and Restated Credit Agreement (“Credit Agreement”)). The Partnership’s debt outstanding at September 30, 2015, totaled $2,351.6 million (including current maturities of long-term debt of $9.7 million and borrowings of $68.1 million under the Credit Agreement). Total long-term debt outstanding at March 31, 2016, including current maturities, comprises $2,250.8 million of AmeriGas Partners’ Senior Notes, $19.2 million of HOLP Senior Notes and $12.1 million of other long-term debt.

AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

At March 31, 2016, there were $65.3 million of borrowings outstanding under the Credit Agreement which are classified as short-term borrowings on the Condensed Consolidated Balance Sheets. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $63.0 million at March 31, 2016. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2016 six-month period were $131.5 million and $249.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2015 six-month period were $179.5 million and $349.0 million, respectively. At March 31, 2016, the Partnership’s available borrowing capacity under the Credit Agreement was $396.7 million.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

On April 25, 2016, the General Partner’s Board of Directors approved a quarterly distribution of $0.94 per Common Unit, equal to an annual rate of $3.76. This distribution represents a 2.2% increase from the previous quarterly rate of $0.92 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2016, to unitholders of record on May 10, 2016.

AMERIGAS PARTNERS, L.P.

During the six months ended March 31, 2016, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.92 per Common Unit for each of the quarters ended December 31, 2015, and September 30, 2015.

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

Cash flow provided by operating activities was $274.1 million in the 2016 six-month period compared to cash flow provided by operating activities of $295.0 million in the 2015 six-month period. Cash flow from operating activities before changes in operating working capital was $399.9 million in the 2016 six-month period compared with $456.3 million in the prior-year period. The lower cash flow from operating activities before changes in operating working capital reflects, in large part, lower net income after adjusting for the effects on net income of noncash unrealized gains and losses on derivative instruments. Cash used to fund changes in operating working capital was $125.8 million in the 2016 six-month period compared to $161.3 million in the 2015 six-month period. The lower cash used for changes in accounts receivable and the lower cash provided by changes in inventories reflects, in large part, the impact of changes in propane commodity costs and, with respect to the change in accounts receivable, also the lower volumes sold resulting from the warmer weather.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $72.8 million in the 2016 six-month period compared with $51.6 million in the prior-year period. The Partnership spent $55.8 million for property, plant and equipment (comprising $26.3 million of maintenance capital expenditures and $29.5 million of growth capital expenditures) in the 2016 six-month period compared with $57.2 million (comprising $31.8 million of maintenance capital expenditures and $25.4 million of growth capital expenditures) in the 2015 six-month period. Cash flow used in investing activities in the 2016 six-month period includes $25.8 million used for acquisitions compared to $9.0 million used in the prior-year period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, distributions on partnership interests and issuances of Common Units. Cash used by financing activities was $200.3 million in the 2016 six-month period compared with $235.5 million in the prior-year period. Distributions in the 2016 six-month period totaled $190.1 million compared with $178.3 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash used to repay short-term borrowings under the Credit Agreement in the 2016 six-month period totaled $2.8 million compared with $54.0 million of repayments in the prior-year period. The lower short-term debt repayments in the current-year six-month period principally resulted from the lower cash flow from operations and higher cash used for acquisitions and distributions.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2016, was a loss of $23.5 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $12.3 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2016.
10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2016.*
10.3	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 27, 2016.
10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 28, 2016.	UGI	Form 10-Q (3/31/16)	10.2
10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 28, 2016.	UGI	Form 10-Q (3/31/16)	10.3
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	May 6, 2016	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	May 6, 2016	By:	/s/ Robert J. Cane
Robert J. Cane
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2016.
10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2016.*
10.3	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 27, 2016.
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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