Form 10-Q
period 2016-06-30
AMERIGAS PARTNERS LP
filed 2016-08-05
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2016, there were 92,923,410 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P.

- i -

AMERIGAS PARTNERS, L.P.
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2016	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$307,657	$14,757	$16,222
Accounts receivable (less allowances for doubtful accounts of $11,952, $12,257 and $16,007, respectively)	187,551	199,067	223,228
Accounts receivable - related parties	3,108	2,360	3,187
Inventories	81,571	93,934	93,301
Derivative instruments	8,968	—	—
Prepaid expenses and other current assets	50,836	56,243	49,981
Total current assets	639,691	366,361	385,919
Property, plant and equipment (less accumulated depreciation and amortization of $1,468,332, $1,369,733 and $1,333,992, respectively)	1,285,518	1,324,327	1,341,325
Goodwill	1,978,894	1,956,688	1,954,791
Intangible assets, net	420,473	433,713	441,349
Derivative instruments	891	—	—
Other assets	71,772	60,623	62,364
Total assets	$4,397,239	$4,141,712	$4,185,748
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$361,177	$9,679	$10,353
Short-term borrowings	11,400	68,100	43,600
Accounts payable - trade	81,358	101,588	100,634
Accounts payable - related parties	684	445	39
Customer deposits and advances	79,174	117,087	61,412
Derivative instruments	4,562	47,507	47,514
Other current liabilities	178,173	201,888	178,627
Total current liabilities	716,528	546,294	442,179
Long-term debt	2,356,908	2,273,817	2,279,237
Derivative instruments	963	7,670	8,660
Other noncurrent liabilities	116,855	113,558	109,252
Total liabilities	3,191,254	2,941,339	2,839,328
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued - 92,922,926, 92,889,980 and 92,889,543, respectively)	1,150,641	1,145,291	1,288,367
General partner	19,004	18,925	20,369
Accumulated other comprehensive income	—	—	301
Total AmeriGas Partners, L.P. partners’ capital	1,169,645	1,164,216	1,309,037
Noncontrolling interest	36,340	36,157	37,383
Total partners’ capital	1,205,985	1,200,373	1,346,420
Total liabilities and partners’ capital	$4,397,239	$4,141,712	$4,185,748
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Propane	$385,566	$414,146	$1,718,748	$2,254,961
Other	61,118	63,831	199,521	212,125
	446,684	477,977	1,918,269	2,467,086
Costs and expenses:
Cost of sales - propane (excluding depreciation shown below)	121,812	172,803	591,355	1,163,089
Cost of sales - other (excluding depreciation shown below)	21,145	23,745	59,173	64,607
Operating and administrative expenses	217,154	223,306	686,578	727,303
Depreciation	35,668	37,370	110,807	113,454
Amortization	10,742	10,666	32,228	32,065
Other operating income, net	(6,041)	(5,548)	(22,079)	(23,088)
	400,480	462,342	1,458,062	2,077,430
Operating income	46,204	15,635	460,207	389,656
Loss on extinguishments of debt	(37,086)	—	(37,086)	—
Interest expense	(40,838)	(40,274)	(122,669)	(122,404)
(Loss) income before income taxes	(31,720)	(24,639)	300,452	267,252
Income tax expense	(907)	(802)	(2,107)	(2,478)
Net (loss) income including noncontrolling interest	(32,627)	(25,441)	298,345	264,774
Deduct net income attributable to noncontrolling interest	(442)	(137)	(4,533)	(3,868)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(33,069)	$(25,578)	$293,812	$260,906

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$10,101	$8,389	$30,663	$24,321
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(43,170)	$(33,967)	$263,149	$236,585
(Loss) income per limited partner unit - basic and diluted:
Basic	$(0.46)	$(0.37)	$2.81	$2.53
Diluted	$(0.46)	$(0.37)	$2.80	$2.53
Weighted average limited partner units outstanding (thousands):
Basic	92,960	92,918	92,945	92,908
Diluted	92,960	92,918	93,019	92,972
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income including noncontrolling interest	$(32,627)	$(25,441)	$298,345	$264,774
Other comprehensive loss:
Reclassifications of net gains on derivative instruments	—	(213)	—	(2,518)
Other comprehensive loss	—	(213)	—	(2,518)
Total comprehensive (loss) income including noncontrolling interest	(32,627)	(25,654)	298,345	262,256
Deduct comprehensive income attributable to noncontrolling interest	(442)	(135)	(4,533)	(3,843)
Comprehensive (loss) income attributable to AmeriGas Partners, L.P.	$(33,069)	$(25,789)	$293,812	$258,413
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$298,345	$264,774
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	143,035	145,519
Provision for uncollectible accounts	9,354	13,791
Unrealized (gains) losses on derivative instruments	(61,671)	48,678
Loss on extinguishments of debt	37,086	—
Other, net	649	(3,774)
Net change in:
Accounts receivable	427	29,700
Inventories	12,609	86,606
Accounts payable	(22,105)	(51,564)
Other current assets	10,610	(5,827)
Other current liabilities	(65,937)	(103,852)
Net cash provided by operating activities	362,402	424,051
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(74,472)	(77,858)
Proceeds from disposals of assets	11,230	18,380
Acquisitions of businesses, net of cash acquired	(36,678)	(17,008)
Net cash used by investing activities	(99,920)	(76,486)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(288,891)	(273,372)
Noncontrolling interest activity	(4,350)	(4,836)
Decrease in short-term borrowings	(56,700)	(65,400)
Issuances of long-term debt	1,333,407	—
Repayments of long-term debt	(954,186)	(4,698)
Proceeds associated with equity-based compensation plans, net of tax withheld	1,127	3,449
Capital contributions from General Partner	11	34
Net cash provided (used) by financing activities	30,418	(344,823)
Cash and cash equivalents increase	$292,900	$2,742
CASH AND CASH EQUIVALENTS
End of period	$307,657	$16,222
Beginning of period	14,757	13,480
Increase	$292,900	$2,742
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2016:
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$—	$1,164,216	$36,157	$1,200,373
Net income		263,149	30,663		293,812	4,533	298,345
Distributions		(258,296)	(30,595)		(288,891)	(4,350)	(293,241)
Unit-based compensation expense		1,070			1,070		1,070
Common Units issued in connection with employee and director plans, net of tax withheld	32,946	(573)	11		(562)		(562)
Balance June 30, 2016	92,922,926	$1,150,641	$19,004	$—	$1,169,645	$36,340	$1,205,985

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the nine months ended June 30, 2015:
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890
Net income		236,585	24,321		260,906	3,868	264,774
Reclassification of net gains on derivative instruments				(2,493)	(2,493)	(25)	(2,518)
Distributions		(248,926)	(24,446)		(273,372)	(4,192)	(277,564)
Unit-based compensation expense		1,999			1,999		1,999
Common Units issued in connection with employee and director plans, net of tax withheld	22,339	(551)	34		(517)		(517)
Distribution related to common control transaction (Note 9)					—	(644)	(644)
Balance June 30, 2015	92,889,543	$1,288,367	$20,369	$301	$1,309,037	$37,383	$1,346,420
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

At June 30, 2016, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and the Operating Partnership have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 9).

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to AmeriGas Partners, L.P.	$(33,069)	$(25,578)	$293,812	$260,906
Adjust for general partner share and theoretical distributions of net (loss) income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(10,101)	(8,389)	(33,039)	(25,695)
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$(43,170)	$(33,967)	$260,773	$235,211
Weighted average Common Units outstanding—basic (thousands)	92,960	92,918	92,945	92,908
Potentially dilutive Common Units (thousands)	—	—	74	64
Weighted average Common Units outstanding—diluted (thousands)	92,960	92,918	93,019	92,972

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2016 and 2015, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.03 and $0.01, respectively. There was no dilutive effect based on the computation of income (loss) per limited partner unit in accordance with the two-class method for the three months ended June 30, 2016 and 2015.

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

Effective April 1, 2014, the Partnership determined that on a prospective basis, it would no longer elect cash flow hedge accounting for its commodity derivative instruments. Effective October 1, 2014, the Partnership de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. As a result, changes in the fair values of commodity derivative instruments for all periods presented are reflected in cost of sales - propane on the Condensed Consolidated Statements of Operations. Cash flows from derivative instruments are included in cash flows from operating activities. At June 30, 2016, there were no amounts remaining in accumulated other comprehensive income (loss) (“AOCI”) related to commodity derivative instruments.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, "Leases." This ASU amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance but anticipates an increase in the recognition of right-of-use assets and lease liabilities.

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

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2016	September 30, 2015	June 30, 2015
Goodwill (not subject to amortization)	$1,978,894	$1,956,688	$1,954,791
Intangible assets:
Customer relationships and noncompete agreements	$529,739	$514,333	$512,552
Accumulated amortization	(192,210)	(163,564)	(154,147)
Intangible assets, net (definite-lived)	337,529	350,769	358,405
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$420,473	$433,713	$441,349

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Amortization expense of intangible assets was $9,545 and $9,473 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense of intangible assets was $28,646 and $28,487 for the nine months ended June 30, 2016 and 2015, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2016 and the next four fiscal years is as follows: remainder of Fiscal 2016 — $9,737; Fiscal 2017 — $37,148; Fiscal 2018 — $35,788; Fiscal 2019 — $34,592; Fiscal 2020 — $33,410.

Note 5 — Debt

On June 27, 2016, AmeriGas Partners and AmeriGas Finance Corp., a 100% wholly owned finance subsidiary of AmeriGas Partners, (the “Issuers”) issued $675,000 principal amount of 5.625% Senior Notes due May 2024 (the “5.625% Senior Notes”) and $675,000 principal amount of 5.875% Senior Notes due August 2026 (the “5.875% Senior Notes”) (collectively, the “Senior Notes”). The Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes.

On June 20, 2016, AmeriGas Partners announced cash tender offers to purchase all of AmeriGas Partners’ 6.50% Senior Notes, 6.75% Senior Notes and 6.25% Senior Notes (collectively, the “Tendered Notes”). A portion of the proceeds from the issuance of the previously mentioned Senior Notes, net of underwriters’ discounts and offering expenses, were used on June 27, 2016, to redeem Tendered Notes having an aggregate principal amount of $917,143, plus tender premiums and accrued and unpaid interest. The remaining net proceeds from the issuance of the Senior Notes were used in July, and will be used in August 2016 to redeem the senior notes not repaid on June 27, 2016 (as further described below) and for general corporate purposes.

The aggregate principal amounts of the Tendered Notes subject to the tender offers, the associated amounts repaid on June 27, 2016, and the remaining amounts outstanding as of June 30, 2016, are as follows:

Notes	Aggregate Principal Amounts	Amounts Repaid on June 27, 2016	Remaining Amounts Outstanding at June 30, 2016
6.50% Senior Notes due May 2021	$270,001	$203,476	$66,525
6.75% Senior Notes due May 2020	550,000	406,946	143,054
6.25% Senior Notes due August 2019	450,000	306,721	143,279
Total	$1,270,001	$917,143	$352,858

In June 2016, the Partnership recognized a loss of $37,086 associated with the senior notes repaid on June 27, 2016, pursuant to the tender offers, primarily comprising $29,676 of tender premiums and the write-off of $6,748 of debt issuance costs. The loss is reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Operations.

On June 27, 2016, AmeriGas Partners issued a notice of cash redemption for the remaining 6.50% Senior Notes, 6.75% Senior Notes, and 6.25% Senior Notes not previously tendered, plus call premiums and accrued and unpaid interest. The redemption date for the 6.75% Senior Notes and the 6.50% Senior Notes was July 27, 2016, and the redemption date for the 6.25% Senior Notes is August 22, 2016. These senior notes have been included in “Current maturities of long-term debt” on the June 30, 2016, Condensed Consolidated Balance Sheet. The Partnership expects to recognize a loss on extinguishment of debt of approximately $12,000 during the fourth quarter of Fiscal 2016 associated with these redemptions.

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 6 — Commitments and Contingencies

Contingencies

Purported Class Action Lawsuits. Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade their common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri.  In July 2015, the Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit, which is still pending. The indirect customers filed an amended complaint claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In January 2016, the District Court dismissed the remaining injunctive relief claims for the indirect purchasers. As a result, the only claims remaining with respect to indirect purchasers involve alleged violations of Wisconsin, Maine and Vermont state antitrust laws. On July 21, 2016, several new indirect purchaser plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  This lawsuit repeats the allegations and claims from the existing indirect purchaser complaints, includes several of the same plaintiffs and was filed by the same group of lawyers.  We are unable to reasonably estimate the impact, if any, arising from such litigation. We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 7 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of June 30, 2016, September 30, 2015 and June 30, 2015:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2016:
Assets:
Propane contracts	$—	$14,063	$—	$14,063
Liabilities:
Propane contracts	$—	$(9,729)	$—	$(9,729)
September 30, 2015:
Assets:
Propane contracts	$—	$1,242	$—	$1,242
Liabilities:
Propane contracts	$—	$(58,579)	$—	$(58,579)
June 30, 2015:
Assets:
Propane contracts	$—	$308	$—	$308
Liabilities:
Propane contracts	$—	$(58,482)	$—	$(58,482)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At June 30, 2016, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,718,085 and $2,774,520, respectively. At June 30, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,289,590 and $2,402,239, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets.

Note 8 — Derivative Instruments and Hedging Activities

The Partnership is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Although our commodity derivative instruments extend over a number of years, a significant portion of our commodity derivative instruments economically hedge commodity price risk during the next twelve months.

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At June 30, 2016 and 2015, total volumes associated with propane commodity derivatives totaled 259.4 million gallons and 292.7 million gallons, respectively. At June 30, 2016, the maximum period over which we are economically hedging propane market price risk is 39 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

Offsetting Derivative Assets and Liabilities

Derivative assets and liabilities (and cash collateral received and pledged) are presented net by counterparty on our Condensed Consolidated Balance Sheets if the right of offset exists. Our derivative instruments comprise over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency or other conditions.

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

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities, as well as the effects of offsetting, as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Derivative assets not designated as hedging instruments:
Propane contracts	$14,063	$308
Total derivative assets - gross	14,063	308
Gross amounts offset in the balance sheet	(4,204)	(308)
Total derivative assets - net	$9,859	$—

Derivative liabilities not designated as hedging instruments:
Propane contracts	$(9,729)	$(58,482)
Total derivative liabilities - gross	(9,729)	(58,482)
Gross amounts offset in the balance sheet	4,204	308
Cash collateral pledged	—	2,000
Total derivative liabilities - net	$(5,525)	$(56,174)

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2016 and 2015:

	Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Three Months Ended June 30,	2016	2015
Cash Flow Hedges:
Propane contracts	$—	$213	Cost of sales - propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended June 30,	2016	2015
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$20,409	$(12,216)	Cost of sales - propane

	Gain Reclassified from AOCI and Noncontrolling Interest into Income		Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
Nine Months Ended June 30,	2016	2015
Cash Flow Hedges:
Propane contracts	$—	$2,518	Cost of sales - propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Nine Months Ended June 30,	2016	2015
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$4,579	$(192,701)	Cost of sales - propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $129,773 and $135,631 for the three months ended June 30, 2016 and 2015, respectively, and $431,314 and $440,946 for the nine months ended June 30, 2016 and 2015, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General

AMERIGAS PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $4,392 and $5,024 for the three months ended June 30, 2016 and 2015, respectively, and $13,784 and $18,126 during the nine months ended June 30, 2016 and 2015, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $595 and $711 for the three months ended June 30, 2016 and 2015, respectively, and $1,843 and $2,171 for the nine months ended June 30, 2016 and 2015, respectively.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on the market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three and nine months ended June 30, 2016 and 2015.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $30 and $97 for the three months ended June 30, 2016 and 2015, respectively, and $335 and $1,190 for the nine months ended June 30, 2016 and 2015, respectively.

Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution on the Condensed Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Service Agreement (“SSA”) whereby HVAC provides certain financial and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $256 and $768 during the three and nine months ended June 30, 2016, respectively, and $256 and $734 during the three and nine months ended June 30, 2015, respectively.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended June 30, 2016 (“2016 three-month period”) with the three months ended June 30, 2015 (“2015 three-month period”) and the nine months ended June 30, 2016 (“2016 nine-month period”) with the nine months ended June 30, 2015 (“2015 nine-month period”).

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

AmeriGas Partners’ management presents the non-GAAP measures “adjusted EBITDA,” “adjusted net income attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income” (in addition to “net income attributable to AmeriGas Partners” determined in accordance with GAAP) in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) changes in unrealized gains and losses, and certain realized gains and losses, on commodity derivative instruments not associated with current-period transactions and (2) certain other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures including reconciliations of these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” to the most closely associated GAAP measures, see “Non-GAAP Financial Measures” below.

AMERIGAS PARTNERS, L.P.

Executive Overview

Three Months Ended June 30, 2016

We recorded GAAP net loss attributable to AmeriGas Partners for the 2016 three-month period of $33.1 million compared to GAAP net loss attributable to AmeriGas Partners for the 2015 three-month period of $25.6 million. The GAAP net loss in the 2016 three-month period reflects the effects of $27.8 million of unrealized gains on commodity derivative instruments not associated with current-period transactions and the impact of a $37.1 million loss on extinguishments of debt. The GAAP net loss in the 2015 three-month period includes $14.8 million of unrealized gains on commodity derivative instruments not associated with current-period transactions.

Adjusted net loss attributable to AmeriGas Partners for the 2016 three-month period was $23.5 million compared with adjusted net loss attributable to AmeriGas Partners for the 2015 three-month period of $40.2 million. The $16.7 million improvement in adjusted net loss attributable to AmeriGas Partners principally reflects higher adjusted total margin and lower operating and administrative expenses. Adjusted total margin in the 2016 three-month period increased $9.3 million (3.5%) reflecting higher average retail unit margins and slightly higher retail volumes sold due to weather that was slightly colder than the prior-year three-month period.

Nine Months Ended June 30, 2016

We recorded GAAP net income attributable to AmeriGas Partners for the 2016 nine-month period of $293.8 million compared to GAAP net income attributable to AmeriGas Partners for the 2015 nine-month period of $260.9 million. The GAAP net income in the 2016 nine-month period reflects the effects of $61.7 million of gains on commodity derivative instruments not associated with current-period transactions and the impact of the $37.1 million loss on extinguishments of debt. GAAP net income in the 2015 nine-month period reflects the effects of $48.7 million of losses on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for the 2016 nine-month period was $269.8 million compared with adjusted net income attributable to AmeriGas Partners for the 2015 nine-month period of $309.1 million. The $39.3 million decline in adjusted net income attributable to AmeriGas Partners in the current-year period principally reflects the effects on retail volumes sold of significantly warmer-than-normal weather during the 2016 nine-month period compared with weather that was only slightly warmer than normal in the prior-year period. Average temperatures during the 2016 nine-month period based upon heating degree days were approximately 14.3% warmer than normal and 12.6% warmer than the prior-year nine-month period. Retail volumes decreased nearly 11% as a result of the significantly warmer weather. Adjusted total margin in the 2016 nine-month period decreased $82.1 million (6.4%) reflecting the negative impact of the lower retail volumes sold. The effects of the lower volumes were partially offset by slightly higher average propane retail unit margin reflecting the benefits of declining wholesale propane commodity prices. Notwithstanding the $82.1 million decline in adjusted total margin, our adjusted EBITDA and adjusted operating income decreased $41.8 million and $39.9 million, respectively, principally reflecting the benefit of lower operating and administrative expenses.

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

AMERIGAS PARTNERS, L.P.

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

AMERIGAS PARTNERS, L.P.

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Millions of dollars)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Adjusted total margin:
Total revenues	$446.7	$478.0	$1,918.3	$2,467.1
Cost of sales - propane	(121.8)	(172.8)	(591.4)	(1,163.1)
Cost of sales - other (a)	(21.2)	(23.8)	(59.2)	(64.6)
Total margin	303.7	281.4	1,267.7	1,239.4
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(27.8)	(14.8)	(61.7)	48.7
Adjusted total margin	$275.9	$266.6	$1,206.0	$1,288.1

Adjusted operating income:
Operating income	$46.2	$15.6	$460.2	$389.7
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(27.8)	(14.8)	(61.7)	48.7
Adjusted operating income	$18.4	$0.8	$398.5	$438.4

Adjusted net income attributable to AmeriGas Partners:
Net (loss) income attributable to AmeriGas Partners	$(33.1)	$(25.6)	$293.8	$260.9
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(27.8)	(14.8)	(61.7)	48.7
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions (a)	0.2	0.2	0.6	(0.5)
Loss on extinguishments of debt	37.1	—	37.1	—
Adjusted net (loss) income attributable to AmeriGas Partners	$(23.6)	$(40.2)	$269.8	$309.1

EBITDA and Adjusted EBITDA:
Net (loss) income attributable to AmeriGas Partners	$(33.1)	$(25.6)	$293.8	$260.9
Income tax expense (a)	1.0	0.7	2.1	2.4
Interest expense	40.8	40.3	122.7	122.4
Depreciation	35.7	37.4	110.8	113.5
Amortization	10.7	10.7	32.2	32.1
EBITDA	55.1	63.5	561.6	531.3
Subtract net (gains) add net losses on commodity derivative instruments not associated with current-period transactions	(27.8)	(14.8)	(61.7)	48.7
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions (a)	0.2	0.2	0.7	(0.5)
Loss on extinguishments of debt	37.1	—	37.1	—
Adjusted EBITDA	$64.6	$48.9	$537.7	$579.5

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P.

RESULTS OF OPERATIONS

2016 three-month period compared with 2015 three-month period

Three Months Ended June 30,	2016	2015	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	202.8	202.2	0.6	0.3%
Wholesale	8.7	11.2	(2.5)	(22.3)%
	211.5	213.4	(1.9)	(0.9)%
Revenues:
Retail propane	$380.2	$407.4	$(27.2)	(6.7)%
Wholesale propane	5.4	6.7	(1.3)	(19.4)%
Other	61.1	63.9	(2.8)	(4.4)%
	$446.7	$478.0	$(31.3)	(6.5)%
Total margin (a)	$303.7	$281.4	$22.3	7.9%
Adjusted total margin (b)	$275.9	$266.6	$9.3	3.5%
Operating and administrative expenses	$217.2	$223.3	$(6.1)	(2.7)%
Operating income	$46.2	$15.6	$30.6	196.2%
Adjusted operating income (b)	$18.4	$0.8	$17.6	N.M.
Net loss attributable to AmeriGas Partners (d)	$(33.1)	$(25.6)	$7.5	29.3%
Adjusted net loss attributable to AmeriGas Partners (b)	$(23.6)	$(40.2)	$(16.6)	(41.3)%
EBITDA (b) (d)	$55.1	$63.5	$(8.4)	(13.2)%
Adjusted EBITDA (b)	$64.6	$48.9	$15.7	32.1%
Degree days — % (warmer) than normal (c)	(7.5)%	(12.3)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other”.

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

(d)	For the three months ended June 30, 2016, includes impact of $37.1 million loss on extinguishments of debt (see Note 5 to condensed consolidated financial statements).
N.M. - Variance not meaningful.

The Partnership’s retail gallons sold during the 2016 three-month period increased 0.3% compared with the prior-year period. The increase in retail gallons sold in the 2016 three-month period reflects in part average temperatures based upon heating degree days that were slightly colder than the prior-year period.

Retail propane revenues decreased $27.2 million during the 2016 three-month period reflecting lower average retail selling prices ($28.4 million) partially offset by the effects of the higher retail volumes sold ($1.2 million). Wholesale propane revenues decreased $1.3 million during the 2016 three-month period reflecting the effects of lower wholesale volumes sold ($1.5 million) partially offset by slightly higher wholesale selling prices ($0.2 million). Average daily wholesale propane commodity prices during the 2016 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 5% higher than such prices during the 2015 three-month period. Other revenues in the 2016 three-month period were $2.8 million lower than in the prior-year period.

Total cost of sales during the 2016 three-month period decreased $53.6 million from the prior-year period. Cost of sales in the 2016 three-month period includes $27.8 million of gains on commodity derivative instruments not associated with current-period transactions compared with $14.8 million of such gains in the prior-year three-month period. Excluding the effects on cost of sales

AMERIGAS PARTNERS, L.P.

of the net gains on derivative commodity instruments, total cost of sales decreased $40.6 million principally reflecting the effects of lower Partnership average propane product costs ($37.2 million) and lower other cost of sales ($2.6 million).

Total margin, which includes the effects of the $27.8 million and $14.8 million of gains on commodity derivative instruments not associated with current-period transactions in the 2016 and 2015 three-month periods, respectively, increased $22.3 million in the 2016 three-month period. Adjusted total margin, which excludes the effects of such gains, increased $9.3 million in the 2016 three-month period principally reflecting higher retail propane total margin ($9.8 million). The increase in retail propane total margin principally reflects slightly higher average propane retail unit margin.

EBITDA and operating income, including the effects of the previously mentioned gains on commodity derivative instruments not associated with current-period transactions, and with respect to EBITDA in the 2016 three-month period the $37.1 million loss on extinguishments of debt, (decreased) increased $(8.4) million and $30.6 million, respectively, from the prior-year three-month period. Adjusted EBITDA (which excludes gains on derivative commodity instruments not associated with current period transactions and the loss on extinguishments of debt) increased $15.7 million in the 2016 three-month period principally reflecting the higher adjusted total margin ($9.3 million) and lower operating and administrative expenses ($6.1 million). The decrease in operating and administrative expenses reflects, among other things, lower employee compensation and benefits expenses ($6.5 million) and lower vehicle fuel costs ($2.4 million) partially offset by higher self-insured casualty and liability expenses. Adjusted operating income increased $17.6 million in the 2016 three-month period principally reflecting the higher Adjusted EBITDA ($15.7 million) and slightly lower depreciation expense.

2016 nine-month period compared with 2015 nine-month period

Nine Months Ended June 30,	2016	2015	Increase (Decrease)
(millions of dollars)
Gallons sold (millions):
Retail	883.7	990.4	(106.7)	(10.8)%
Wholesale	40.0	42.1	(2.1)	(5.0)%
	923.7	1,032.5	(108.8)	(10.5)%
Revenues:
Retail propane	$1,695.3	$2,219.5	$(524.2)	(23.6)%
Wholesale propane	23.5	35.5	(12.0)	(33.8)%
Other	199.5	212.1	(12.6)	(5.9)%
	$1,918.3	$2,467.1	$(548.8)	(22.2)%
Total margin (a)	$1,267.7	$1,239.4	$28.3	2.3%
Adjusted total margin (b)	$1,206.0	$1,288.1	$(82.1)	(6.4)%
Operating and administrative expenses	$686.6	$727.3	$(40.7)	(5.6)%
Operating income	$460.2	$389.7	$70.5	18.1%
Adjusted operating income (b)	$398.5	$438.4	$(39.9)	(9.1)%
Net income attributable to AmeriGas Partners (d)	$293.8	$260.9	$32.9	12.6%
Adjusted net income attributable to AmeriGas Partners (b)	$269.8	$309.1	$(39.3)	(12.7)%
EBITDA (b) (d)	$561.6	$531.3	$30.3	5.7%
Adjusted EBITDA (b)	$537.7	$579.5	$(41.8)	(7.2)%
Degree days — % (warmer) than normal (c)	(14.3)%	(1.9)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other”.

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

(d)	For the nine months ended June 30, 2016, includes impact of $37.1 million loss on extinguishments of debt (see Note 5 to condensed consolidated financial statements).

AMERIGAS PARTNERS, L.P.

The Partnership’s retail gallons sold during the 2016 nine-month period decreased 10.8% compared with the prior-year period. The decline in retail gallons sold in the 2016 nine-month period principally reflects average temperatures based upon heating degree days that were 14.3% warmer than normal and 12.6% warmer than the prior-year period.

Retail propane revenues decreased $524.2 million during the 2016 nine-month period reflecting lower average retail selling prices ($285.1 million), principally the result of the lower propane product costs, and the effects of the lower retail volumes sold ($239.1 million). Wholesale propane revenues decreased $12.0 million during the 2016 nine-month period reflecting the effects of lower wholesale selling prices ($10.2 million) and lower wholesale volumes sold ($1.8 million). Average daily wholesale propane commodity prices during the 2016 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 26% lower than such prices during the 2015 nine-month period. Other revenues in the 2016 nine-month period were $12.6 million lower than in the prior-year period principally reflecting lower fee income.

Total cost of sales during the 2016 nine-month period decreased $577.2 million from the prior-year period. Cost of sales in the 2016 nine-month period includes $61.7 million of gains on commodity derivative instruments not associated with current-period transactions while cost of sales in the 2015 nine-month period include $48.7 million of losses on such commodity instruments. Excluding the effects on cost of sales of the net gains and losses on derivative commodity instruments in both periods, total cost of sales decreased $466.8 million principally reflecting the effects of the significantly lower average propane product costs ($343.2 million) and the effects of the lower retail and wholesale volumes sold ($118.1 million) on propane cost of sales.

Total margin, which includes the effects of the previously mentioned gains and losses on commodity derivative instruments not associated with current-period transactions in the 2016 and 2015 nine-month periods, respectively, increased $28.3 million in the 2016 nine-month period. Adjusted total margin, which excludes the effects of such gains and losses, decreased $82.1 million principally reflecting lower retail propane total margin ($75.2 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin resulting from the benefits of declining wholesale propane commodity prices.

EBITDA and operating income, including the effects of the previously mentioned losses on commodity derivative instruments not associated with current-period transactions and, with respect to EBITDA in the 2016 nine-month period the $37.1 million loss on extinguishments of debt, increased $30.3 million and $70.5 million, respectively, from the prior-year nine-month period. Adjusted EBITDA (which excludes commodity derivative gains and losses not associated with current period transactions and the loss on extinguishments of debt) decreased $41.8 million in the 2016 nine-month period principally reflecting the lower adjusted total margin ($82.1 million) partially offset by lower operating and administrative expenses ($40.7 million). The decrease in operating and administrative expenses reflects, among other things, lower vehicle fuel ($12.0 million), employee compensation and benefits ($11.6 million), provision for uncollectible accounts ($4.4 million) and plant and equipment operating and maintenance ($4.1 million) expenses. Adjusted operating income decreased $39.9 million in the 2016 nine-month period principally reflecting the lower Adjusted EBITDA ($41.8 million) and slightly lower depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at June 30, 2016, were $307.7 million compared to cash and cash equivalents at September 30, 2015, of $14.8 million. The Partnership’s debt outstanding at June 30, 2016, totaled $2,729.5 million (including current maturities of long-term debt of $361.2 million and borrowings of $11.4 million under AmeriGas OLP’s Amended and Restated Credit Agreement (“Credit Agreement”)). The Partnership’s debt outstanding at September 30, 2015, totaled $2,351.6 million (including current maturities of long-term debt of $9.7 million and borrowings of $68.1 million under the Credit Agreement). Total long-term debt outstanding at June 30, 2016, including current maturities, comprises $2,683.7 million of AmeriGas Partners’ Senior Notes, $18.9 million of HOLP Senior Notes and $15.5 million of other long-term debt.

The significantly higher Partnership cash and cash equivalents and total debt outstanding at June 30, 2016, reflects the issuance of $1.35 billion of AmeriGas Partners Senior Notes on June 27, 2016, and the subsequent timing of the use of the net proceeds to repay certain other AmeriGas Partners Senior Notes pursuant to tender offers (as further described below and in Note 5 to condensed consolidated financial statements).

On June 27, 2016, AmeriGas Partners issued $675 million principal amount of 5.625% Senior Notes due May 2024 (the “5.625% Senior Notes”) and $675 million principal amount of 5.875% Senior Notes due August 2026 (the “5.875% Senior Notes”) (collectively, the “Senior Notes”).

AMERIGAS PARTNERS, L.P.

On June 20, 2016, AmeriGas Partners announced cash tender offers to purchase all of AmeriGas Partners’ 6.50% Senior Notes, 6.75% Senior Notes and 6.25% Senior Notes (collectively, the “Tendered Notes”). A portion of the proceeds from the issuance of the previously mentioned Senior Notes, net of underwriters’ discounts and offering expenses, were used on June 27, 2016, to redeem Tendered Notes having an aggregate principal amount of $917.1 million, plus tender premiums and accrued and unpaid interest. The remaining net proceeds from the issuance of the Senior Notes were used in July 2016, and will be used in August 2016, to redeem the remaining $352.9 million principal amount of senior notes not paid on June 27, 2016 pursuant to the June 20, 2016, tender offer and for general corporate purposes (as further described below and in Note 5 to condensed consolidated financial statements).

On June 27, 2016, AmeriGas Partners issued a notice of cash redemption for the remaining 6.50% Senior Notes, 6.75% Senior Notes, and 6.25% Senior Notes not previously tendered, plus call premiums and accrued and unpaid interest. The redemption date for the 6.75% Senior Notes and the 6.50% Senior Notes was July 27, 2016, and the redemption date for the 6.25% Senior Notes is August 22, 2016. These Senior Notes have been included in “Current maturities of long-term debt” on the June 30, 2016, Condensed Consolidated Balance Sheet. The Partnership expects to recognize a loss on extinguishment of debt of approximately $12 million during the fourth quarter of Fiscal 2016 associated with these redemptions.

At June 30, 2016, there were $11.4 million of borrowings outstanding under the Credit Agreement which are classified as short-term borrowings on the Condensed Consolidated Balance Sheets. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $63.0 million at June 30, 2016. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2016 nine-month period were $110.0 million and $249.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2015 nine-month period were $136.9 million and $349.0 million, respectively. At June 30, 2016, the Partnership’s available borrowing capacity under the Credit Agreement was $450.6 million.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

On July 25, 2016, the General Partner’s Board of Directors approved a quarterly distribution of $0.94 per Common Unit payable on August 18, 2016, to unitholders of record on August 10, 2016. During the nine months ended June 30, 2016, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.94 per Common Unit for the quarter ended March 31, 2016, and $0.92 per Common Unit for each of the quarters ended December 31, 2015, and September 30, 2015.

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

Cash flow provided by operating activities was $362.4 million in the 2016 nine-month period compared to cash flow provided by operating activities of $424.1 million in the 2015 nine-month period. Cash flow from operating activities before changes in operating working capital was $426.8 million in the 2016 nine-month period compared with $469.0 million in the prior-year period. The lower cash flow from operating activities before changes in operating working capital reflects, in large part, the negative effects on cash flow of lower net income (after adjusting net income for the noncash effects on net income of unrealized gains and losses on derivative instruments and the loss on extinguishments of debt which is reflected in cash flow from financing activities). Cash used to fund changes in operating working capital was $64.4 million in the 2016 nine-month period compared to $44.9 million in the 2015 nine-month period. The lower net cash from changes in accounts receivable, inventories and accounts payable reflects, in large part, the impact of less significant changes in propane commodity costs.

AMERIGAS PARTNERS, L.P.

Investing activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses and proceeds from sales of assets. Cash flow used in investing activities was $99.9 million in the 2016 nine-month period compared with $76.5 million in the prior-year period. The Partnership spent $74.5 million for property, plant and equipment (comprising $36.3 million of maintenance capital expenditures and $38.2 million of growth capital expenditures) in the 2016 nine-month period compared with $77.9 million (comprising $43.6 million of maintenance capital expenditures and $34.3 million of growth capital expenditures) in the 2015 nine-month period. Cash flow used in investing activities in the 2016 nine-month period includes $36.7 million of net cash used for acquisitions compared to $17.0 million used in the prior-year period.

Financing activities. The Partnership’s financing activities cash flows are typically the result of repayments and issuances of long-term debt, borrowings under the Credit Agreement, distributions on partnership interests and issuances of Common Units. Cash provided by financing activities was $30.4 million in the 2016 nine-month period compared with cash used of $344.8 million in the prior-year period. On June 27, 2016, AmeriGas Partners issued $1.35 billion face value of AmeriGas Partners Senior Notes and used a portion of the net proceeds from the issuance to repay $917.1 million principal amount of existing AmeriGas Partners Senior Notes subject to tender offers (see Note 5 to condensed consolidated financial statements). Distributions in the 2016 nine-month period totaled $288.9 million compared with $273.4 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash used to repay short-term borrowings under the Credit Agreement in the 2016 nine-month period totaled $56.7 million compared with $65.4 million of repayments in the prior-year period.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2016, was a gain of $4.3 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $14.1 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1

4.2	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2

10.1	Amendment to Contingent Residual Support Agreement dated June 20, 2016, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.1

10.2
Amendment No. 1 dated as of June 20, 2016 to Amended and Restated Credit Agreement dated June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, Credit Suisse, AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Citizens Bank of Pennsylvania, PNC Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., The Bank of New York Mellon, Bank of America, N.A., Manufactures and Traders Trust Company, Santander Bank, N.A., TD Bank, N.A. and the other financial institutions from time to time party thereto.
		AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.2

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 5, 2016	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	August 5, 2016	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase