Form 10-K
period 2016-09-30
AMERIGAS PARTNERS LP
filed 2016-11-22
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2016 was approximately $3,002,993,453. At November 15, 2016, there were outstanding 92,926,819 Common Units representing limited partner interests.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; (17) the availability, timing, and success of our acquisitions and investments to grow our business; and (18) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack.

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
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves over 1.9 million residential, commercial, industrial, agricultural, wholesale and motor fuel customers in all 50 states from approximately 1,900 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership. AmeriGas OLP is referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2016” and “Fiscal 2015” refer to the fiscal years ended September 30, 2016 and September 30, 2015, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 26% effective ownership interest in the Partnership.

Business Strategy

Our strategy is to grow by (i) developing internal sales and marketing programs to improve customer service and attract and retain customers, (ii) leveraging our scale and driving productivity, and (iii) pursuing opportunistic acquisitions. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional, and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2016, we completed the acquisition of six propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program, through which consumers can purchase propane cylinders or exchange propane cylinders at various retail locations, and our National Accounts program, through which we encourage multi-location propane users to enter into a supply agreement with us rather than with multiple suppliers. During Fiscal 2016, we made significant investments in technology to reduce operational costs while improving customer experience. For example, we (i) redesigned our website, enabling customers to pay bills online and seek customer support, (ii) increased our use of mobility to more efficiently deploy our drivers and make deliveries to customers, and (iii) networked our call centers, enabling employees to reroute calls based on volume and customer wait times. In addition, we strive to achieve superior safety performance.
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
Products, Services and Marketing

The Partnership serves over 1.9 million customers in all 50 states from approximately 1,900 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems, and operates a residential heating, ventilation, air conditioning, plumbing, and related services business in certain counties of Pennsylvania, Delaware, and Maryland. Typically, the Partnership’s propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier throughout the continental U.S.

The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over 1.1 billion gallons of propane in Fiscal 2016. Approximately 96% of the Partnership’s Fiscal 2016 sales (based on gallons sold) were to retail accounts and approximately 4% were to wholesale and supply customers. Sales to residential customers in Fiscal 2016 represented approximately 38% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 17%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2016 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.

The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program. At September 30, 2016, ACE cylinders were available at nearly 54,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.

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
Propane Supply and Storage

The United States propane market has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. Volatility in the U.S. propane market stabilized in Fiscal 2016 and the propane industry experienced record inventory levels and low propane prices in the U.S. during the Fiscal 2016 winter heating season. The availability and pricing of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported and exported supply. In recent years, there has been an increase in overseas demand for U.S. propane exports.  While U.S. propane exports exceeded the size of the entire U.S. retail propane sector in Fiscal 2016, U.S. propane inventory levels were at record levels during that period.

During Fiscal 2016, approximately 85% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during the fiscal year ending September 30, 2017. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Enterprise Products Operating LLC, Plains Marketing, L.P., and Targa Liquids Marketing & Trade LLC supplied approximately 40% of the Partnership’s Fiscal 2016 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2016. In certain geographic areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.

The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks, and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at various storage facilities and terminals located in strategic areas across the U.S.

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
Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is generally more expensive than propane on a British thermal unit (“Btu”) equivalent basis, but the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane and, although a less environmentally attractive energy source, is currently less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.
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
Retail propane industry volumes have been declining for several years and no or modest growth in total demand is foreseen in the next several years. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the National Accounts program (through which the Partnership encourages multi-location propane users to enter into a single AmeriGas Propane supply agreement rather than agreements with multiple suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2016, the Partnership’s retail propane sales totaled nearly 1.1 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2014 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 9.3 billion gallons. Based on LP-GAS magazine rankings, 2014 sales volume of the ten largest propane distribution companies (including AmeriGas Partners) represented approximately 39% of domestic retail sales.
Trade Names, Trade and Service Marks
The Partnership markets propane and other services principally under the “AmeriGas®”, “America’s Propane Company®”, “Heritage Propane®”, “Relationships Matter®”, “Metro Lawn” and “ServiceMark®” trade names and related service marks. The Partnership also markets propane under various other trade names throughout the United States. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (except its licenses with permitted transferees and on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership for cause. If the General Partner ceases to serve as the general partner of the Partnership other than for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to AmeriGas Propane, L.P. equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to AmeriGas Propane, L.P. UGI and the General Partner each also have the right to terminate its respective license agreement in order to settle any claim of infringement, unfair competition or similar claim or if the agreement has been materially breached without appropriate cure.
Seasonality

Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2016, approximately 64% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act, the Hazardous Materials & Transportation Act, and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials, including propane for purposes of these regulations, and are administered by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or two or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT’s pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002. Management believes that the procedures currently in effect at all of the Partnership’s facilities for the handling, storage, transportation and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2016, the General Partner had nearly 8,300 employees, including over 430 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

ITEM 1A.    RISK FACTORS

There are many factors that may affect our business and results of operations. Additional discussion regarding factors that may affect our businesses and operating results is included elsewhere in this Report.
RISKS RELATED TO OUR BUSINESS
Supplier defaults may have a negative effect on our operating results.
When we enter into fixed-price sales contracts with customers, we typically enter into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of propane compared to the prices secured in our contracts with suppliers of propane, a default of one or more of our suppliers under such contracts could cause us to purchase propane at higher prices, which would have a negative impact on our operating results.
We are dependent on our principal propane suppliers, which increases the risks from an interruption in supply and transportation.
During Fiscal 2016, AmeriGas Propane purchased over 89% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographical areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, environmental liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices and internal controls, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.
We are subject to operating and litigation risks that may not be covered by insurance.
Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as propane for use by consumers. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result, we are often a defendant in legal proceedings and litigation arising in the ordinary course of business. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.

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

Moreover, the efficient execution of our business is dependent upon the proper functioning of our internal systems, including an information technology system that supports our Order-to-Cash business processes. Any significant failure or malfunction of this information technology system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system. While we have purchased cyber security insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses.
INDUSTRY-SPECIFIC RISKS
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
The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane. Our ACE operations experience higher volumes in the spring and summer, mainly due to the grilling season. Sustained periods of unfavorable weather conditions, including periods of significant rainfall, can negatively affect our ACE revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane appliances, which could reduce the demand for our ACE cylinders.
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
Electricity is a major competitor of propane but is generally more expensive than propane on a Btu equivalent basis for space heating, water heating, and cooking. Notwithstanding cost, the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane and, although a less environmentally attractive energy source, is currently less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a significantly less expensive source of energy than propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region into which natural gas distribution systems are expanded. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.
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

Our cash flow and net income will decrease if we are required to incur additional costs to comply with new governmental safety, health, transportation, and environmental regulations.

We are subject to various federal, state and local safety, health, transportation, and environmental laws and regulations governing the storage, distribution and transportation of propane. We have implemented safety and environmental programs and policies designed to avoid potential liability and costs under applicable laws. It is possible, however, that we will incur increased costs as a result of complying with new safety, health, transportation and environmental regulations and such costs will reduce our net income. It is also possible that material environmental liabilities will be incurred, including those relating to claims for damages to property and persons.
Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our customers and counterparties and adversely affect our operating results.
The volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers and vendors, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, would not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.
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
Unitholders will not receive cash distributions unless the Operating Partnership is able to make distributions to us after it first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations. The Operating Partnership is required to distribute all of its available cash each quarter, less the amount of cash reserves that our General Partner determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of our Operating Partnership’s business, to enable it to make distributions to us so that we can make timely distributions to our limited partners and the General Partner under our Partnership Agreement during the next four quarters, or to comply with applicable law or any of our Operating Partnership’s debt or other agreements.
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
Holders of Common Units may also have to repay AmeriGas Partners amounts wrongfully returned or distributed to them. Under Delaware law we may not make a distribution to holders of Common Units if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date.

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

Such conflicts of interest might arise in the following situations, among others:

•
Decisions of our General Partner with respect to the amount and timing of cash expenditures, borrowings, and issuances of additional units and reserves in any quarter affect whether and the extent to which there is sufficient available cash from operating surplus to make quarterly distributions in a given quarter. In addition, actions by our General Partner may have the effect of enabling the General Partner to receive distributions that exceed 2% of total distributions.

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

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.
If federal or state tax treatment of partnerships changes to impose entity-level taxation, the amount of cash available to us for distributions may be lower and distribution levels may have to be decreased.
Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, from time to time members of Congress have considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Specifically, federal income tax legislation has been considered that would have eliminated partnership tax treatment for certain publicly traded partnerships and recharacterized certain types of income received from partnerships. Similarly, several states currently impose entity-level taxes on partnerships, including us. If any additional states were to impose a tax upon us as an entity, our cash available for distribution would be reduced. We are unable to predict whether any such changes in state entity-level taxes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Common Units.
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
We have not requested a ruling from the IRS with respect to our classification as a partnership for federal income tax purposes, the classification of any of the revenue from our propane operations as “qualifying income” under Section 7704 of the Code, or any other matter affecting us. Accordingly, the IRS may adopt positions that differ from the conclusions expressed herein or the positions taken by us. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of such conclusions or the positions taken by us. A court may not concur with some or all of our positions. Any contest with the IRS may materially and adversely impact the market for the Common Units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by the unitholders and our General Partner.
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
Because we cannot match transferors and transferees of Common Units, uniformity of the tax characteristics of the Common Units to a purchaser of Common Units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions which we believe conform to Treasury Regulations under Section 743(b) of the Code. A successful challenge to those conventions by the IRS could adversely affect the amount of tax benefits available to a purchaser of Common Units and could have a negative impact on the value of the Common Units.
We prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.
We will prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. Recently, however, the U.S. Treasury Department issued final regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the final regulations do not specifically authorize the use of all aspects of the proration method we have adopted. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

As of September 30, 2016, the Partnership owned approximately 85% of its nearly 690 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2016, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
920	Trailers	79%	21%
360	Tractors	7%	93%
515	Railroad tank cars	2%	98%
3,400	Bobtail trucks	36%	64%
400	Rack trucks	36%	64%
4,000	Service and delivery trucks	45%	55%

Other assets owned at September 30, 2016 included approximately 1.8 million stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.9 million portable propane cylinders with typical capacities of 1 to 120 gallons, 22 terminals, 9 transflow sites, and 12 transflow units.

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

	Price Range		Cash
2016 Fiscal Year	High	Low	Distribution
Fourth Quarter	$50.11	$43.88	$0.940
Third Quarter	$47.02	$40.81	$0.940
Second Quarter	$44.16	$32.36	$0.920
First Quarter	$44.96	$30.80	$0.920

	Price Range		Cash
2015 Fiscal Year	High	Low	Distribution
Fourth Quarter	$47.85	$39.13	$0.920
Third Quarter	$49.87	$45.25	$0.920
Second Quarter	$52.72	$46.01	$0.880
First Quarter	$48.50	$42.06	$0.880

As of November 16, 2016, there were 703 record holders of the Partnership’s Common Units.

The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash, as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (the “Partnership Agreement”). Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter, less the amount of cash reserves established by the General Partner in its reasonable discretion for future cash requirements. Reserves may be maintained to provide for (i) the proper conduct of the Partnership’s business, (ii) distributions during the next four fiscal quarters and (iii) compliance with applicable law or any debt instrument or other agreement or obligation to which the Partnership is a party or its assets are subject. The information concerning restrictions on distributions required by Item 5 of this Report is incorporated herein by reference to Notes 5 and 6 to Consolidated Financial Statements, which are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Dollars in thousands, except per unit amounts)	2016	2015	2014	2013 (b)	2012(b)
FOR THE PERIOD:
Income statement data:
Revenues	$2,311,817	$2,885,322	$3,712,935	$3,166,543	$2,921,616
Net income including noncontrolling interest	$211,193	$214,969	$294,441	$225,091	$12,671
Less: net income attributable to noncontrolling interest	(4,209)	(3,758)	(4,548)	(3,869)	(1,646)
Net income attributable to AmeriGas Partners, L.P.	$206,984	$211,211	$289,893	$221,222	$11,025
Limited partners’ interest in net income (loss) attributable to AmeriGas Partners, L.P.	$166,757	$178,742	$263,144	$199,724	$(2,094)
Income (loss) per limited partner unit — basic and diluted (c)	$1.77	$1.91	$2.82	$2.14	$(0.11)
Cash distributions declared per limited partner unit	$3.72	$3.60	$3.44	$3.28	$3.10
AT PERIOD END:
Balance sheet data (a):
Current assets	$344,448	$366,361	$505,908	$504,994	$523,368
Total assets	$4,057,770	$4,120,152	$4,338,456	$4,408,018	$4,483,466
Current liabilities (excluding debt)	$426,780	$468,515	$496,925	$492,362	$590,239
Total debt	$2,487,009	$2,330,036	$2,375,132	$2,387,358	$2,344,104
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	$984,221	$1,164,216	$1,322,514	$1,385,103	$1,429,108
Noncontrolling interest	34,988	36,157	38,376	39,034	39,452
Total partners’ capital	$1,019,209	$1,200,373	$1,360,890	$1,424,137	$1,468,560
OTHER DATA:
Capital expenditures (including capital leases)	$101,693	$102,009	$113,934	$111,058	$103,140
Retail propane gallons sold (millions)	1,065.5	1,184.3	1,275.6	1,245.2	1,017.5
Degree days — % (warmer) colder than normal (d)	(15.0)%	(2.9)%	6.2%	(1.8)%	(15.4)%
Distributable Cash Flow (“DCF”) (e):
DCF	$331,879	$399,875	$430,864	$403,014	$196,265
DCF after growth capital expenditures	$282,290	$355,681	$387,217	$363,818	$155,798
Total distributions paid	$387,659	$368,426	$346,744	$327,000	$271,839
Ratio of DCF to total distributions paid	0.9	1.1	1.2	1.2	0.7
Ratio of DCF after growth capital expenditures to total distributions paid	0.7	1.0	1.1	1.1	0.6

(a)
Certain amounts prior to Fiscal 2016 have been adjusted to reflect the retrospective effects of the adoption of new accounting guidance regarding the classification of debt issuance costs (see Note 3 to Consolidated Financial Statements).

(b)	Reflects the acquisition of Heritage Propane on January 12, 2012 and, during Fiscal 2012 and Fiscal 2013, the impact of subsequent transition and integration activities.

(c)
Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships. See Note 2 to Consolidated Financial Statements.

(d)
Deviation from average heating degree days for the 30-year period of 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

(e)	The following table reconciles net cash provided by operating activities to (1) DCF and (2) DCF after growth capital expenditures:

	Year Ended September 30,
(Thousands of dollars)	2016	2015	2014	2013	2012
Net cash provided by operating activities	$422,943	$523,858	$480,070	$355,603	$344,429
Add: Heritage Propane acquisition and transition expenses (i)	—	—	—	26,539	46,187
Exclude the impact of changes in operating working capital:
Accounts receivable	(3,963)	(51,613)	15,246	43,378	(78,703)
Inventories	(15,478)	(86,198)	22,804	(5,403)	(53,061)
Accounts payable	5,267	52,975	16,643	661	34,577
Other current assets	(3,895)	10,889	(2,429)	2,305	(11,863)
Other current liabilities	(7,564)	8,825	(11,045)	42,795	(24,129)
Provision for uncollectible accounts	(11,215)	(15,800)	(26,403)	(16,477)	(15,088)
Other cash flows from operating activities, net	(2,112)	14,754	6,265	5,100	(1,019)
	383,983	457,690	501,151	454,501	241,330
Maintenance capital expenditures (ii)	(52,104)	(57,815)	(70,287)	(51,487)	(45,065)
DCF (iii) (A)	331,879	399,875	430,864	403,014	196,265
Growth capital expenditures (ii)	(49,589)	(44,194)	(43,647)	(39,196)	(40,467)
DCF after growth capital expenditures (iii) (B)	$282,290	$355,681	$387,217	$363,818	$155,798

Distributions:
Distributions to Common Unitholders	$345,644	$334,387	$319,427	$304,444	$256,112
Distributions to the General Partner	42,015	34,039	27,317	22,556	15,727
Total distributions paid (C)	$387,659	$368,426	$346,744	$327,000	$271,839

Ratio of DCF to total distributions paid (A)/(C)	0.9	1.1	1.2	1.2	0.7
Ratio of DCF after growth capital expenditures to total distributions paid (B)/(C)	0.7	1.0	1.1	1.1	0.6

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
Our results are significantly influenced by temperatures in our service territories particularly during the heating season months of October through March. As a result, our earnings, after adjusting for the effects of gains and losses on commodity derivative instruments not associated with current period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.

AmeriGas Partners does not designate its propane commodity derivative instruments as hedges under U.S. generally accepted accounting principles (“GAAP”). As a result, volatility in net income attributable to AmeriGas Partners as determined in accordance with GAAP can occur as gains and losses on commodity derivative instruments not associated with current-period transactions, principally comprising non-cash changes in unrealized gains and losses, are reflected in cost of sales.

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
Executive Overview
Fiscal 2016 provided a very challenging operating environment for AmeriGas Partners principally as a result of very warm weather during our peak heating-season months. Our U.S. geographic diversity typically reduces to some extent the risk of extreme weather variations in certain regions of the United States; however, Fiscal 2016 was unusual in that virtually all regions of the U.S. experienced heating-season temperatures that were significantly warmer than normal and much warmer than in Fiscal 2015. This warmer weather significantly reduced the volumes of propane sold to our core residential and commercial heating customers. We proactively responded to the volume effects of the warm weather during the winter heating season by successfully executing on our warm weather plan which resulted in lower operating expenses, mitigating, in part, the impacts of the warm weather. However, late in Fiscal 2016, AmeriGas Propane’s results were further reduced by an unfavorable ruling in a class action lawsuit, higher required reserves for general liability matters, and, to a lesser extent, the impact of a significantly warmer than normal September weather.
We recorded GAAP net income attributable to AmeriGas Partners for Fiscal 2016 of $207.0 million compared to GAAP net income attributable to AmeriGas Partners for Fiscal 2015 of $211.2 million. The GAAP net income attributable to AmeriGas Partners in Fiscal 2016 reflects the effects of $66.1 million of gains on commodity derivative instruments not associated with current-period transactions and the impact of a $48.9 million loss on early extinguishments of debt. GAAP net income attributable to AmeriGas Partners in Fiscal 2015 includes the effects of $47.8 million of losses on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for Fiscal 2016 was $190.5 million compared with adjusted net income attributable to AmeriGas Partners for Fiscal 2015 of $258.6 million. The $68.1 million decline in adjusted net income attributable to AmeriGas Partners in Fiscal 2016 principally reflects the effects on retail volumes sold of significantly warmer-than-normal weather compared with weather that was only slightly warmer than normal in Fiscal 2015. Average temperatures during Fiscal 2016 based upon heating degree days were approximately 15.0% warmer than normal and 12.5% warmer than in Fiscal 2015. Retail volumes decreased 10.0% as a result of the significantly warmer weather. Adjusted total margin in Fiscal 2016 decreased $98.3 million (6.4%) reflecting the negative impact of the lower retail volumes sold. The negative effects of the lower volumes sold were partially offset by slightly higher average propane retail unit margin reflecting the benefits of declining wholesale propane commodity prices. Our adjusted EBITDA and adjusted operating income decreased $76.2 million and $72.0 million, respectively, notwithstanding the $98.3 million decline in adjusted total margin, reflecting lower Fiscal 2016 operating and administrative expenses and lower depreciation expense.

During Fiscal 2016 we completed the early refinancing of $1.27 billion face amount of senior notes taking advantage of favorable market conditions and interest rates. These refinancings reduced our overall cost of long-term debt and extended their maturities to 2024 and 2026. Looking ahead, our results in Fiscal 2017 will be influenced by a number of factors including, among others, temperatures and the severity of weather in our service territories during the peak heating-season, the level of volatility of commodity prices for propane, the level of customer conservation and the strength of economic activity.
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

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the years presented:

(Millions of dollars)	Year Ended September 30,
	2016	2015	2014
Adjusted total margin:
Total revenues	$2,311.8	$2,885.3	$3,712.9
Cost of sales - propane	(719.8)	(1,301.2)	(2,034.6)
Cost of sales - other (a)	(78.9)	(86.6)	(82.0)
Total margin	1,513.1	1,497.5	1,596.3
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(66.1)	47.8	9.5
Adjusted total margin	$1,447.0	$1,545.3	$1,605.8

Adjusted operating income:
Operating income	$422.6	$380.7	$462.6
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(66.1)	47.8	9.5
Adjusted operating income	$356.5	$428.5	$472.1

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$207.0	$211.2	$289.9
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(66.1)	47.8	9.5
Add loss on extinguishments of debt	48.9	—	—
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions	0.7	(0.4)	(0.1)
Adjusted net income attributable to AmeriGas Partners	$190.5	$258.6	$299.3

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$207.0	$211.2	$289.9
Income tax (benefit) expense (a)	(1.6)	2.9	2.6
Interest expense	164.1	162.8	165.6
Depreciation	146.8	152.2	154.0
Amortization	43.2	42.7	43.2
EBITDA	559.5	571.8	655.3
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(66.1)	47.8	9.5
Add loss on extinguishments of debt	48.9	—	—
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions	0.7	(0.4)	(0.1)
Adjusted EBITDA	$543.0	$619.2	$664.7

(a)	Includes the impact of rounding.

Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2016 with Fiscal 2015 and (2) Fiscal 2015 with the year ended September 30, 2014 (“Fiscal 2014”).

Fiscal 2016 Compared with Fiscal 2015

(Dollars in millions)	2016	2015	Increase (Decrease)

Gallons sold (millions):
Retail	1,065.5	1,184.3	(118.8)	(10.0)%
Wholesale	49.7	54.4	(4.7)	(8.6)%
	1,115.2	1,238.7	(123.5)	(10.0)%
Revenues:
Retail propane	$2,023.8	$2,570.7	$(546.9)	(21.3)%
Wholesale propane	29.3	41.7	(12.4)	(29.7)%
Other	258.7	272.9	(14.2)	(5.2)%
	$2,311.8	$2,885.3	$(573.5)	(19.9)%
Total margin (a) (b)	$1,513.1	$1,497.5	$15.6	1.0%
Operating and administrative expenses	$928.8	$953.3	$(24.5)	(2.6)%
Operating income (b)	$422.6	$380.7	$41.9	11.0%
Net income attributable to AmeriGas Partners (b)	$207.0	$211.2	$(4.2)	(2.0)%
Non-GAAP financial measures (c):
Adjusted total margin	$1,447.0	$1,545.3	$(98.3)	(6.4)%
EBITDA (b)	$559.5	$571.8	$(12.3)	(2.2)%
Adjusted EBITDA	$543.0	$619.2	$(76.2)	(12.3)%
Adjusted operating income	$356.5	$428.5	$(72.0)	(16.8)%
Adjusted net income attributable to AmeriGas Partners	$190.5	$258.6	$(68.1)	(26.3)%
Heating degree days — % (warmer) than normal (d)	(15.0)%	(2.9)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for Fiscal 2016 and Fiscal 2015 include the impact of net unrealized gains (losses) of $66.1 million and $(47.8) million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(d)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by NOAA for 344 Geo regions in the United States, excluding Alaska and Hawaii.

Retail gallons sold during Fiscal 2016 decreased 10.0% compared with Fiscal 2015. The decline in retail gallons sold principally reflects average temperatures based upon heating degree days that were 15.0% warmer than normal and 12.5% warmer than in Fiscal 2015.
Retail propane revenues decreased $546.9 million during Fiscal 2016 reflecting lower average retail selling prices ($289.0 million), principally the result of lower propane product costs, and the effects of the lower retail volumes sold ($257.9 million). Wholesale propane revenues decreased $12.4 million during Fiscal 2016 reflecting the effects of lower wholesale selling prices ($8.8 million) and lower wholesale volumes sold ($3.6 million). Average daily wholesale propane commodity prices during Fiscal 2016 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 18% lower than such prices during Fiscal 2015. Other revenues in Fiscal 2016 were $14.2 million lower than in the prior year principally reflecting lower fee income. Total cost of sales during Fiscal 2016 decreased $589.1 million from Fiscal 2015. Cost of sales in Fiscal 2016 and Fiscal 2015 are net of $66.1 million and $(47.8) million of gains (losses) on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects of the net gains (losses) on derivative commodity instruments, total cost of sales decreased $475.2 million during Fiscal 2016 principally reflecting the effects on propane cost of sales of the significantly lower average propane product costs ($342.2 million) and the effects of the lower retail and wholesale volumes sold ($125.2 million).
Total margin (which includes $66.1 million and $(47.8) million of net unrealized gains (losses) on commodity derivative instruments) in Fiscal 2016 and Fiscal 2015, respectively, increased $15.6 million in Fiscal 2016. Adjusted total margin decreased

$98.3 million principally reflecting lower retail propane total margin ($91.9 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin principally resulting from the benefits of declining wholesale propane commodity prices.
Fiscal 2016 EBITDA and operating income (including the effects of the previously mentioned unrealized gains and (losses) on commodity derivative instruments and, with respect to EBITDA in Fiscal 2016, the $48.9 million loss on extinguishments of debt) (decreased) increased $(12.3) million and $41.9 million, respectively, from amounts in Fiscal 2015. Adjusted EBITDA in Fiscal 2016 decreased $76.2 million principally reflecting the lower adjusted total margin of $98.3 million partially offset by lower operating and administrative expenses ($24.5 million). The decrease in operating and administrative expenses reflects, among other things, lower vehicle fuel ($13.4 million), employee compensation and benefits ($21.7 million), and uncollectible accounts ($4.6 million) expenses. Partially offsetting these decreases in operating and administrative expenses were higher expenses associated with uninsured litigation ($17.9 million). Adjusted operating income decreased $72.0 million in Fiscal 2016 principally reflecting the lower Adjusted EBITDA ($76.2 million) partially offset by slightly lower depreciation expense.
Fiscal 2015 Compared with Fiscal 2014

(Dollars in millions)	2015	2014	Increase (Decrease)

Gallons sold (millions):
Retail	1,184.3	1,275.6	(91.3)	(7.2)%
Wholesale	54.4	93.4	(39.0)	(41.8)%
	1,238.7	1,369.0	(130.3)	(9.5)%
Revenues:
Retail propane	$2,570.7	$3,307.6	$(736.9)	(22.3)%
Wholesale propane	41.7	133.2	(91.5)	(68.7)%
Other	272.9	272.1	0.8	0.3%
	$2,885.3	$3,712.9	$(827.6)	(22.3)%
Total margin (a) (b)	$1,497.5	$1,596.3	$(98.8)	(6.2)%
Operating and administrative expenses	$953.3	$964.0	$(10.7)	(1.1)%
Operating income (b)	$380.7	$462.6	$(81.9)	(17.7)%
Net income attributable to AmeriGas Partners (b)	$211.2	$289.9	$(78.7)	(27.1)%
Non-GAAP financial measures (c):
Adjusted total margin	$1,545.3	$1,605.8	$(60.5)	(3.8)%
EBITDA (b)	$571.8	$655.3	$(83.5)	(12.7)%
Adjusted EBITDA	$619.2	$664.7	$(45.5)	(6.8)%
Adjusted operating income	$428.5	$472.1	$(43.6)	(9.2)%
Adjusted net income attributable to AmeriGas Partners	$258.6	$299.3	$(40.7)	(13.6)%
Heating degree days — % (warmer) colder than normal (d)	(2.9)%	6.2%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

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

(d)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by NOAA for 344 Geo regions in the United States, excluding Alaska and Hawaii.

Retail gallons sold during Fiscal 2015 decreased 7.2%. The decline in retail gallons sold principally reflects average temperatures based upon heating degree days that were 2.9% warmer than normal and 8.5% warmer than in Fiscal 2014 principally reflecting significantly warmer weather in the western U.S.

Retail propane revenues decreased $736.9 million during Fiscal 2015 reflecting lower average retail selling prices ($500.2 million), principally the result of the lower propane product costs, and the effects of lower retail volumes sold ($236.7 million). Wholesale propane revenues decreased $91.5 million during Fiscal 2015 reflecting the effects of lower wholesale volumes sold ($55.6 million) and lower wholesale selling prices ($35.9 million). Average daily wholesale propane commodity prices during Fiscal 2015 at Mont Belvieu, Texas were more than 50% lower than such prices during Fiscal 2014. Revenues from fee income and other ancillary sales and services in Fiscal 2015 were slightly higher than in Fiscal 2014. Total cost of sales during Fiscal 2015 decreased $728.8 million from Fiscal 2014. Cost of sales in Fiscal 2015 and Fiscal 2014 include $47.8 million and $9.5 million of losses on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects of the net losses on derivative commodity instruments, total propane cost of sales decreased $771.8 million principally reflecting the effects of the significantly lower average propane product costs ($582.4 million) and the effects on propane cost of sales of the lower retail and wholesale volumes sold ($189.4 million).
Total margin (which includes $47.8 million and $9.5 million of unrealized losses on commodity derivative instruments in Fiscal 2015 and Fiscal 2014, respectively) decreased $98.8 million in Fiscal 2015. Adjusted total margin, which excludes the effects of such gains and (losses), decreased $60.5 million principally reflecting lower retail propane total margin ($53.8 million) and, to a much lesser extent, lower margin from wholesale sales and ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margins.
Fiscal 2015 EBITDA and operating income (including the effects of the previously mentioned losses on commodity derivative instruments not associated with current-period transactions) decreased $83.5 million and $81.9 million, respectively. Adjusted EBITDA in Fiscal 2015 decreased $45.5 million principally reflecting the lower adjusted total margin ($60.5 million) offset in part by lower operating and administrative expenses ($10.7 million) and higher other operating income ($3.9 million) resulting, in large part, from sales of excess assets. The decrease in operating and administrative expenses reflects, among other things, lower vehicle expenses ($18.3 million), principally reflecting lower vehicle fuel expenses, and lower uncollectible accounts expense ($10.6 million) partially offset by, among other things, higher insurance and self-insured casualty and liability expenses. Adjusted operating income decreased $43.6 million in Fiscal 2015 principally reflecting the lower Adjusted EBITDA ($45.5 million) partially offset by lower depreciation expense.

Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2016, totaled $2,487.0 million (including current maturities of long-term debt of $8.5 million and short-term borrowings of $153.2 million). The Partnership’s debt outstanding at September 30, 2015, totaled $2,330.0 million (including current maturities of long-term debt of $9.7 million and short-term borrowings of $68.1 million). Total long-term debt outstanding at September 30, 2016, including current maturities, comprises $2,330.8 million of AmeriGas Partners’ Senior Notes, $15.2 million of HOLP Senior Notes and $14.3 million of other long-term debt, and is net of $26.6 million of unamortized debt issuance costs.
In June 2016, AmeriGas Partners issued in an underwritten offering $675 million principal amount of 5.625% Senior Notes due May 2024 and $675 million principal amount of 5.875% Senior Notes due August 2026 (collectively, the “AmeriGas 2016 Senior Notes”). The net proceeds from the issuance of the AmeriGas 2016 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of the outstanding principal amount of AmeriGas Partners’ 6.50% Senior Notes, 6.75% Senior Notes and 6.25% Senior Notes, having an aggregate principal balance of $1,270.0 million plus accrued and unpaid interest and early redemption premiums, and (2) for general corporate purposes.
AmeriGas OLP has an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks which provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. The Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, or one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin.
At September 30, 2016 and 2015, there were $153.2 million and $68.1 million of borrowings outstanding under the Credit Agreement, respectively. The average interest rates on Credit Agreement borrowings at September 30, 2016 and 2015, were 2.79% and 2.20%, respectively. Borrowings under the Credit Agreement are classified as short-term borrowings on the Consolidated Balance Sheets. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million and $64.7 million at September 30, 2016 and 2015, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during Fiscal 2016 were $99.0 million and $249.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during Fiscal 2015 were $119.5 million and $349.0 million, respectively. At September 30, 2016, the Partnership’s available borrowing capacity under the Credit Agreement was $304.6 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2017. For a more detailed discussion of the Credit Agreement, see Note 6 to Consolidated Financial Statements.
Partnership Distributions
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash as defined in the Fourth Amended and Restated Agreement of Limited Partnership, as amended, (the “Partnership Agreement”) for such quarter. Available Cash generally means:
1.cash on hand at the end of such quarter, plus
2.all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter, less
3.the amount of cash reserves established by the General Partner in its reasonable discretion.
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

Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were as follows:

	2016	2015	2014
1st Quarter	$0.92	$0.88	$0.84
2nd Quarter	$0.92	$0.88	$0.84
3rd Quarter	$0.94	$0.92	$0.88
4th Quarter	$0.94	$0.92	$0.88

During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $47.4 million in Fiscal 2016, $39.3 million in Fiscal 2015 and $32.4 million in Fiscal 2014. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2016, Fiscal 2015 and Fiscal 2014 of $38.2 million, $30.4 million and $23.9 million, respectively.
Cash Flows

Operating Activities:

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

Cash flow from operating activities was lower in Fiscal 2016 compared with Fiscal 2015 principally reflecting the lower operating results (after adjusting for the effects of unrealized gains and losses on derivative instruments and loss on extinguishments of debt) and lower cash from changes in operating working capital. Cash flow from operating activities was higher in Fiscal 2015 compared with Fiscal 2014 reflecting, in large part, a significant increase in cash flow from changes in operating working capital. Cash flow from operating activities before changes in operating working capital was $397.3 million in Fiscal 2016, $458.7 million in Fiscal 2015 and $521.3 million in Fiscal 2014. The year-over-year changes in cash flow from operating activities before changes in working capital (after adjusting for the effects of unrealized gains and losses on derivative instruments and loss on extinguishments of debt) principally reflects the year-over-year impact of changes in operating results. Changes in operating working capital provided (used) operating cash flow of $25.6 million in Fiscal 2016, $65.1 million in Fiscal 2015 and $(41.2) million in Fiscal 2014. Cash flow from changes in operating working capital primarily reflects the impact of propane prices on cash receipts from customers as reflected in changes in accounts receivable, and cash paid for propane purchased as reflected in changes in inventories and accounts payable. The significantly higher cash flow from changes in operating working capital in Fiscal 2015 compared with Fiscal 2016 and Fiscal 2014 reflects, in large part, the impact on such cash flows from a significant decline in LPG commodity costs which occurred during Fiscal 2015. The greater use of cash from changes in Fiscal 2014 reflects, among other things, greater cash used to fund higher volumes of propane inventory at September 30, 2014.

Investing Activities:

Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. We spent $101.7 million for property, plant and equipment in Fiscal 2016; $102.0 million in Fiscal 2015; and $113.9 million in Fiscal 2014.

Financing Activities:

Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Distributions on Common Units and the General Partner interest totaled $387.7 million, $368.4 million and $346.7 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. The year-over-year increases in distributions principally reflect the effects of increases in the distribution rate over the three-year period. In Fiscal 2016, AmeriGas Partners issued $1.35 billion face amount of AmeriGas Partners Senior Notes and used substantially all of the net proceeds to repay $1.27 billion principal amount of existing AmeriGas Partners Senior Notes subject to tender offers and notices of redemption. Short-term borrowings (repayments) in Fiscal 2016, Fiscal 2015 and Fiscal 2014 totaled $85.1 million, $(40.9) million and $(7.9) million, respectively.

Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2016, Fiscal 2015 and Fiscal 2014. We also provide amounts we expect to spend in Fiscal 2017. We expect to finance Fiscal 2017 capital expenditures principally from cash generated by operations and borrowings under our Credit Agreement.

Year Ended September 30,	2017	2016	2015	2014
(millions of dollars)	(estimate)
Maintenance capital expenditures	$63.0	$52.1	$57.8	$70.3
Growth capital expenditures	57.0	49.6	44.2	43.6
Total capital expenditures	$120.0	$101.7	$102.0	$113.9
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

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2016 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt and lease obligations. The following table presents significant contractual cash obligations as of September 30, 2016:

	Payments Due by Period
(millions of dollars)	Total	Fiscal 2017	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Fiscal 2022 and thereafter
Long-term debt (a)	$2,359.8	$8.5	$13.1	$7.3	$2,330.9
Interest on long-term fixed-rate debt (b)	1,045.5	147.6	294.2	292.9	310.8
Operating leases	355.2	62.2	104.8	84.4	103.8
Derivative instruments (c)	0.4	0.4	—	—	—
Total	$3,760.9	$218.7	$412.1	$384.6	$2,745.5

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents the sum of amounts due from us if derivative liabilities were settled at September 30, 2016, amounts reflected in the Consolidated Balance Sheet.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2016, principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2016, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $42.1 million.
Related Party Transactions
Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $557.0 million in Fiscal 2016, $576.1 million in Fiscal 2015, and $555.4 million in Fiscal 2014, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $18.7 million in Fiscal 2016, $22.6 million in Fiscal 2015 and $20.5 million in Fiscal 2014. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $2.3 million in Fiscal 2016, $3.0 million in Fiscal 2015 and $4.0 million in Fiscal 2014.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services were not material during Fiscal 2016, 2015 and 2014.
In addition, AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $0.3 million, $1.2 million and $1.2 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2.0 million cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution in the Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Services Agreement (“SSA”) whereby HVAC provides certain accounting and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $1.0 million and $1.0 million for Fiscal 2016 and Fiscal 2015, respectively.
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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2016 and 2015, were net gains (losses) of $8.7 million and $(57.3) million, respectively. A hypothetical 10% adverse change in the market price of propane would result in decreases in such fair values of $13.3 million and $16.3 million, respectively.
Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
At September 30, 2016, our variable-rate debt includes borrowings under the Credit Agreement. Credit Agreement borrowings have interest rates that are generally indexed to short-term market interest rates. At September 30, 2016 and 2015, there were $153.2 million and $68.1 million of borrowings outstanding under the Credit Agreement, respectively. Based upon the average level of borrowings outstanding under the Credit Agreement during Fiscal 2016 and 2015, an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2016 and Fiscal 2015 annual interest expense by $1 million and $1 million, respectively.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $99 million and $79 million at September 30, 2016 and 2015, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of approximately $107 million and $61 million at September 30, 2016 and 2015, respectively.
Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, from time to time, we may enter into interest rate protection agreements. There were no settled or unsettled amounts relating to interest rate protection agreements at September 30, 2016 or 2015.
Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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
Litigation and Loss Contingencies. The Partnership is involved in litigation that arises in the normal course of its business. In addition, the Partnership is subject to risk of loss for general, automobile and product liability and workers’ compensation claims for which we obtain insurance coverage that is subject to self-insured retentions or deductibles. In accordance with GAAP, the Partnership establishes reserves for pending litigation, and for pending and incurred but not reported claims associated with general and product liability, automobile and workers’ compensation when it is probable that a liability exists and the amount or range of amounts related to such liability can be reasonably estimated. When there is a range of possible losses with equal likelihood, liabilities recorded are based upon the low end of such range. For insured claims, the Partnership records a receivable related to the amount of the liability expected to be paid by insurance.
For litigation and pending claims including those covered by the Partnership’s insurance policies, the analysis of probable loss is performed on a case by case basis and includes an evaluation of the nature of the claim, the procedural status of the matter, the probability or likelihood of success in prosecuting or defending the claim, the information available with respect to the claim, the opinions and views of outside counsel and other advisors, and past experience in similar matters. With respect to unasserted claims arising from unreported incidents, we use the work of a specialist to estimate the ultimate losses to be incurred using actuarially determined loss development factors applied to actual claims data. Our estimated reserves for litigation and pending claims may differ materially from the ultimate liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

Accounting For Derivative Instruments At Fair Value. The Partnership enters into derivative instruments to economically hedge the risks associated with changes in commodity prices for propane.  These derivatives are recognized as assets and liabilities at fair value on the Consolidated Balance Sheets.  Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. The fair values of our commodity derivative are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values of derivatives. At September 30, 2016, the net fair value of our derivative assets totaled $9.2 million and the net fair value of our derivative liabilities totaled $0.4 million.
Depreciation and Amortization of Long-Lived Assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 3 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2016, our net property, plant and equipment totaled $1,274.6 million and we recorded depreciation expense of $146.8 million during Fiscal 2016. As of September 30, 2016, our net intangible assets subject to amortization totaled $328.4 million and we recorded amortization expense on intangible assets subject to amortization of $38.4 million during Fiscal 2016.
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

Recently Issued Accounting Pronouncements

Consolidation. In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU provides new guidance regarding whether a reporting entity should consolidate certain types of legal entities including variable interest entities (“VIEs”). Among other things, the new guidance affects the consolidation analysis of reporting entities that are involved with VIEs and requires that, if a single decision maker and its related parties are under common control, the single decision maker consider indirect interests in the entity held through these related parties to be the equivalent of direct interests, in their entirety. In October 2016, the FASB issued ASU No. 2016-17, “Interests Held through Related Parties That Are under Common Control,” to amend this guidance to provide that such indirect interests be considered the equivalent of direct interests, on a proportionate basis.

The Partnership will adopt the consolidation guidance in ASU 2015-02, as amended by ASU 2016-17, beginning with the first quarter of Fiscal 2017 (the three months ending December 31, 2016). The Partnership is in the process of assessing whether ASU 2015-02, as amended, will preclude us from continuing to consolidate AmeriGas OLP. If we cannot continue to consolidate AmeriGas OLP, beginning with the financial statements for the first quarter of Fiscal 2017, AmeriGas Partners’ net investment in AmeriGas OLP will be presented in its financial statements on the equity method of accounting, and such presentation will be applied retrospectively. Under the equity method of accounting, our net investment in AmeriGas OLP will be presented as a single amount on our consolidated balance sheet, and our 98.99% share of AmeriGas OLP’s net income will be presented as a single amount on our consolidated statement of operations. In addition, our consolidated statement of cash flows will reflect the cash flows of AmeriGas Partners principally comprising cash distributions from AmeriGas OLP, cash receipts and payments associated with AmeriGas Partners’ debt, and distributions to Common Unitholders and the General Partner. We will also provide supplemental unaudited financial information of AmeriGas OLP in future Reports on Form 10-Q and supplemental audited financial statements of AmeriGas OLP in future Annual Reports on Form 10-K, and also include appropriate explanatory information regarding AmeriGas OLP’s results of operations and financial condition, and the impact of AmeriGas OLP on our results of operations and financial condition.

See Note 3 to the Consolidated Financial Statements for a discussion of other recently issued accounting guidance.

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

(a)
The General Partner’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of September 30, 2016, were effective at the reasonable assurance level.

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
Board Committees
The Board of Directors of the General Partner has an Audit Committee, a Compensation/Pension Committee, a Corporate Governance Committee and an Executive Committee. The members of each of the Board Committees, with the exception of the Executive Committee, are independent as defined by the New York Stock Exchange listing standards. The Charters of the Audit Committee, the Compensation/Pension Committee and the Corporate Governance Committee can be found on the Partnership’s website, www.amerigas.com, under Investor Relations, Corporate Governance, or in print, free of charge, by writing to Investor Relations, AmeriGas Propane, Inc., Box 965, Valley Forge, PA 19482.
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
The Audit Committee members are Messrs. Marrazzo (Chair), Ford, Hartmann and Turner. The Board of Directors of the General Partner has determined that all members of the Audit Committee qualify as “audit committee financial experts” within the meaning of the Securities and Exchange Commission regulations and all are deemed financially literate under applicable New York Stock Exchange listing standards.
Compensation/Pension Committee: The Compensation/Pension Committee members are Mrs. Pol (Chair) and Messrs. Marrazzo and Schlanger. The Committee establishes executive compensation policies and programs, confirms that executive compensation plans do not encourage unnecessary risk-taking; recommends to the independent members of the Board of Directors base salary, annual bonus target levels and long-term compensation awards for the Chief Executive Officer, approves base salary, annual bonus target levels and long-term compensation awards for senior executives (other than the Chief Executive Officer), approves corporate goals and objectives relating to the Chief Executive Officer’s compensation, assists the Board in establishing a succession plan for the Chief Executive Officer, and reviews the General Partner’s plans for senior management succession and management development.

Corporate Governance Committee: The Corporate Governance Committee members are Messrs. Schlanger (Chair), Ford and Ramos. The Committee identifies nominees and reviews qualifications of persons eligible to stand for election as Directors and makes recommendations to the Board on these matters, advises the Board with respect to significant developments in corporate governance matters, reviews and assesses the performance of the Board and each Committee, and reviews and makes recommendations to the Board of Directors regarding director compensation.
Executive Committee: The Executive Committee members are Messrs. Schlanger (Chair), Marrazzo and Walsh. The Committee has limited powers to act on behalf of the Board of Directors between regularly scheduled meetings on matters that cannot be delayed.
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

Name	Age	Position with the General Partner
John L. Walsh	61	Chairman and Director
Jerry E. Sheridan	51	President, Chief Executive Officer and Director
Marvin O. Schlanger	68	Presiding Director
Brian R. Ford	67	Director
John R. Hartmann	53	Director
William J. Marrazzo	67	Director
Anne Pol	69	Director
Pedro A. Ramos	51	Director
K. Richard Turner	58	Director
Laurie A. Bergman	39	Controller and Chief Accounting Officer
Troy E. Fee	48	Vice President - Human Resources and Strategic Initiatives
Hugh J. Gallagher	53	Vice President - Finance and Chief Financial Officer
Monica M. Gaudiosi	53	Vice President, General Counsel and Secretary
Anthony D. Rosback	53	Vice President and Chief Operating Officer

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

John L. Walsh is a Director (since 2005) and Chairman (since 2016) of the General Partner. He was Vice Chairman from 2005 until his election as Chairman in 2016. He also serves as a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation, the General Partner’s parent company. In addition, Mr. Walsh is a Director and Vice Chairman (since 2005) of UGI Utilities, Inc., an affiliate of the General Partner. He served as Chief Operating Officer (2005 to 2013) of UGI Corporation and as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President - Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as Director at Main Line Health, Inc., the

United Way of Southeastern Pennsylvania and Southern New Jersey, and the World LPG Association.

Mr. Walsh’s qualifications to serve as a director include his in-depth knowledge of the Partnership’s business, competition, risks, and health, environmental and safety issues. Additionally, Mr. Walsh’s extensive strategic planning, operational, executive leadership experience and educational background enables him to provide valuable strategic, management development, operational and business leadership as the Partnership’s Chairman.

Jerry E. Sheridan is President, Chief Executive Officer and a Director of the General Partner (since 2012). Previously, he served as Vice President - Operations and Chief Operating Officer of the General Partner (2011 to 2012) and as Vice President - Finance and Chief Financial Officer (2005 to 2011). Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation, a global producer of inorganic specialty chemicals. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation. Mr. Sheridan also serves on the Management Board of CP Kelco (since 2013), a privately held company that provides innovative products and solutions through the use of nature-based chemistry.

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

Brian R. Ford was elected a Director of the General Partner on November 1, 2013. Mr. Ford served as the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company (2008 to 2010). Prior to that, Mr. Ford was a partner of Ernst & Young LLP, a multinational professional services firm offering assurance, tax, consulting, and advisory services, where he served in various roles of increasing responsibility from 1971 until his retirement in 2008. Mr. Ford currently serves as a director of GulfMark Offshore, Inc., a global provider of marine transportation, NRG Yield, Inc., the primary vehicle through which NRG Energy, Inc. owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets, and FSIC III, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies.

Mr. Ford’s qualifications to serve as a director include his extensive financial, audit, accounting, and retail experience as a partner of a large public accounting firm. The Board also considered Mr. Ford’s experience as a director and committee member of other public and private companies.

John R. Hartmann was elected a Director of the General Partner on March 15, 2016. Mr. Hartmann is Chief Executive Officer and President of True Value Company, a private hardware cooperative with independent retail locations worldwide (since May 2013). Mr. Hartmann previously served as the Chief Executive Officer of Mitre 10 (New Zealand) Limited, a chain of home improvement stores (2010 to 2013). From 2006 to 2010, Mr. Hartmann held a number of senior executive leadership positions at HD Supply, an industrial distributor in North America, including Chief Operating Officer - Electrical & Plumbing/HVAC Divisions, Vice President - Operations and Sourcing, and Director - Strategic Business Development. Form 2002 to 2006, he held a number of positions with The Home Depot, including Director of Strategic Business Development, Senior Director of Long-Range Planning & Strategy and Senior Director of Risk Management. Mr. Hartmann also previously served as Vice President, Corporate Services at Cardinal Health, a worldwide healthcare services and products company (1998 to 2002) and was a Supervisory Special Agent and FBI Academy Instructor with the Federal Bureau of Investigation (1988 to 1998).

Mr. Hartmann’s qualifications to serve as a director include his extensive experience and expertise, including as Chief Executive Officer, as well as his valuable management and leadership skills, in the retail and marketing sectors. The Board also considered his strong leadership, strategic planning, business development and risk management expertise.

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

Mrs. Pol’s qualifications to serve as a director include her strategic planning, business development and technology experience as a senior-level executive with a diversified high-technology company. Mrs. Pol also possesses an important understanding of, and insight into, the areas of executive compensation, human resource management, corporate governance and government regulation.

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

Marvin O. Schlanger was elected a Director of the General Partner on January 26, 2009 and currently holds the position of Presiding Director. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C., a management services and capital firm for chemical and allied industries (since 1998). Mr. Schlanger previously served as Chief Executive Officer of CEVA Holdings BV and CEVA Holdings, LLC, an international logistics supplier (2012 to 2013). Mr. Schlanger is currently Chairman of the Board (since January 2016) of UGI Corporation, the General Partner’s parent company, where he has been a director since 1998. He also serves as a director of UGI Utilities, Inc. (since 1998), an affiliate of the General Partner. He serves as a director of the following private companies: CEVA Holdings, LLC, where he serves as chairman, CEVA Group, plc, where he serves as non-executive chairman, Hexion, Inc., Momentive Performance Materials, Inc. and VECTRA Company. Mr. Schlanger was previously a director with LyondellBassell Industries (until 2013).

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

K. Richard Turner was elected a Director of the General Partner on March 21, 2012. Mr. Turner is currently Managing Director, Altos Energy Partners, a private equity firm (since 2012), after having retired as Senior Managing Director from the Stephens Group, LLC, a private, family-owned investment firm (1983 to 2011). He also serves as a board member for the general partner of Energy Transfer Equity, L.P. (since 2002) and Sunoco LP (since 2014). He also has served on the Board of Directors of the general partner of Energy Transfer Partners, L.P. (“ETP”) (2004 to 2011) and on the board of North American Energy Partners, Inc. (2003 to 2016). ETP designated Mr. Turner as its nominee to serve on the Board of Directors of the General Partner pursuant to its rights under the Contingent Residual Support Agreement by and among AmeriGas Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., UGI Corporation, and ETP dated as of January 12, 2012.

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

Laurie A. Bergman is Controller and Chief Accounting Officer of the General Partner (since May 2016). Ms. Bergman joined the General Partner in 2006 as Manager, Disbursements and has held various positions at the General Partner, including Group Director, Financial Planning and Financial Operations (2013 to 2016), Director-Financial Planning and Analysis (2012 to 2013), Assistant Controller (2011 to 2012), Team Captain - Project Foundation (2009 to 2011), and Director, Revenue Management and Disbursements (2007 to 2009). Previously, Ms. Bergman held various financial positions at CIGNA Corp.

Troy E. Fee is Vice President - Human Resources and Strategic Initiatives of the General Partner (since 2013). Mr. Fee served as Senior Vice President - Human Resources (2007 to 2013) at PEP BOYS, a retail and service chain serving the automotive aftermarket. Prior to joining PEP BOYS, Mr. Fee served as Senior Vice President, Human Resources Shared Services (2006 to 2007) of TBC Corporation, a marketer of tires for the automotive replacement market and as Vice President - Human Resources of TBC Retail Group (2003 to 2006). Mr. Fee also served in various positions at Sears, Roebuck & Company, a nationwide retail company, including as Director Human Resources - Sears Automotive Group (2002 to 2003), Northwest Regional Human Resources Director - Sears Stores (2001 to 2002), Labor Relations Manager - Sears (2000 to 2001), and Regional Human Resources Manager - Sears Automotive (1999 to 2000). Mr. Fee held various positions of increasing responsibility at Sears, Roebuck & Company from 1987 to 1999.

Hugh J. Gallagher is Vice President - Finance and Chief Financial Officer of the General Partner (since 2013). Previously, Mr. Gallagher served as Treasurer of both UGI Corporation and the General Partner (2011 to 2014), Director - Treasury Services and Investor Relations of UGI Corporation (2009 to 2011) and Director - Treasury Services (2007 to 2009) of UGI Corporation. He has also served as the General Partner’s Director - Corporate Development (2004 to 2007), Director of Financial Planning, (2000 to 2004), Financial Manager - Operations (1999 to 2000), Manager of Financial Reporting (1996 to 1999), and Team Leader - Financial Reporting (1995 to 1996). Mr. Gallagher joined UGI Corporation in 1990, serving in various finance and accounting roles of increasing responsibility.

Monica M. Gaudiosi is Vice President (since 2012), General Counsel (since 2015) and Secretary (since 2012) of the General Partner. Ms. Gaudiosi is also Vice President, General Counsel and Secretary of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc., an affiliate of the General Partner (since 2012). Prior to joining the General Partner, Ms. Gaudiosi served as a Senior Vice President and General Counsel (2007 to 2012) and Senior Vice President and Associate General Counsel (2005 to 2007) of Southern Union Company. Prior to joining Southern Union Company in 2005, Ms. Gaudiosi held various positions with General Electric Capital Corporation (1997 to 2005). Before joining General Electric Capital Corporation, Ms. Gaudiosi was an associate at the law firms of Hunton & Williams (1994 to 1997) and Sutherland, Asbill & Brennan (1988 to 1994).

Anthony D. Rosback is Vice President and Chief Operating Officer of the General Partner (since 2015). Mr. Rosback served as Senior Director, West Region Operations and North American Logistics of Williams Scotsman, Inc., a mobile and modular space and storage solution company (2014 to 2015). He previously served as Senior Vice President, General Manager, West of The Brickman Group Ltd., a commercial landscaping and property maintenance company (2013 to 2014). Previously, Mr. Rosback served as Area President (2012 to 2013), Regional Vice President, Operations (2010 to 2012), Vice President, Operations Support (2008 to 2010) and Vice President, Sales and Marketing (2006 to 2008) at Republic Services, Inc., a provider of recycling and non-hazardous waste services in the U.S. From 1999 to 2006, Mr. Rosback served as an Assistant Vice President at Cintas Corporation, a provider of uniforms, first aid and safety and fire protection products and services.
Director Independence
The Board of Directors of the General Partner has determined that, other than Messrs. Sheridan and Walsh, no director has a material relationship with the Partnership and each is an “independent director” as defined under the rules of the New York Stock Exchange. The Board of Directors has established the following guidelines to assist it in determining director independence:

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
In making its determination of independence, the Board of Directors considered charitable contributions and ordinary business transactions between the Company, or affiliates of the Company, and companies where our Directors are employed or serve as directors, as well as Mr. Ramos’ previous position as a non-equity partner at a law firm that provided legal services to the Company and his current service on the board of the parent company of Independent Blue Cross, with which UGI and/or its subsidiaries contracts for employee benefits. All such transactions were in compliance with either the independence rules of the New York Stock Exchange or the categorical standard set by the Board of Directors for determining director independence.
Executive Sessions

Non-management directors meet at regularly scheduled executive sessions without management present. These sessions are led by Mr. Schlanger, who currently holds the position of Presiding Director.
Communications with the Board of Directors and Non-management Directors
You may contact the Board of Directors, an individual non-management director, or the non-management Directors as a group by writing to them c/o AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482. These procedures have been posted on the Partnership’s website at www.amerigas.com; see “Investor Relations - Corporate Governance;” click the “Investor Relations” caption, then click the “Corporate Governance” caption, then click on “Contact AmeriGas Propane, Inc. Board of Directors”.
Any communications directed to the Board of Directors, an individual non-management Director, or the non-management Directors as a group from employees or others that concern complaints regarding accounting, financial statements, internal controls, ethical, or auditing matters will be handled in accordance with procedures adopted by the Audit Committee.
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
Typically, we do not forward to our Board communications from our shareholders or other parties that are of a personal nature or are not related to the duties and responsibilities of the Board, including, but not limited to junk mail and mass mailings, resumes and other forms of job inquiries, opinion surveys and polls, business solicitations or advertisements.
Section 16(a) — Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that, during Fiscal 2016, all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Compensation/Pension Committee of the General Partner are Mrs. Pol (Chair) and Messrs. Marrazzo and Schlanger. None of the members is a former or current officer or employee of the General Partner or any of its subsidiaries. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2016.

Compensation/Pension Committee
Anne Pol, Chair
William J. Marrazzo
Marvin O. Schlanger

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Jerry E. Sheridan, our President and Chief Executive Officer; Hugh J. Gallagher, our Vice President - Finance and Chief Financial Officer; John L. Walsh, our Chairman; Anthony D. Rosback, our Vice President and Chief Operating Officer; and Monica M. Gaudiosi, our Vice President, General Counsel and Secretary. We refer to these executive officers as our “named executive officers” for Fiscal 2016.

Compensation decisions for Mr. Sheridan were made by the independent members of the Board of Directors of the General Partner, after receiving the recommendation of its Compensation/Pension Committee, while compensation decisions for Messrs. Gallagher and Rosback were made by the Compensation/Pension Committee. Compensation decisions for Mr. Walsh were made by the independent members of the UGI Corporation Board of Directors after receiving the recommendations of its Compensation and Management Development Committee, while compensation decisions for Ms. Gaudiosi were made by the Compensation and Management Development Committee.
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

Fiscal 2016 Components

The following chart summarizes the principal elements of our Fiscal 2016 executive compensation program. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Component	Principal Objectives	Fiscal 2016 Compensation Actions
Base Components
Salary	Compensate executives as appropriate for his or her position, experience and responsibilities based on market data.	Merit salary increases ranged from 2% to 5%.
Annual Bonus Awards	Motivate executives to focus on achievement of our annual business objectives.
Target incentives ranged from 50% to 125% of salary. Actual bonus payouts to our named executive officers ranged from no payout for the AmeriGas NEOs to 81.8% of target for Mr. Walsh and Ms. Gaudiosi, primarily based on achievement of financial goals.

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

The number of performance units awarded in Fiscal 2016 ranged from 4,550 to 50,000. A portion of the AmeriGas NEOs’ performance units (payable in AmeriGas Partners common units, other than for Mr. Walsh and Ms. Gaudiosi) will be earned based on total unitholder return (“TUR”) relative to master limited partnerships in the Alerian MLP Index, modified by AmeriGas Partners’ TUR performance as compared to the other two propane distribution companies in the Alerian MLP Index, over a three-year period. The remaining portion of performance units awarded in Fiscal 2016 to the AmeriGas NEOs will be payable in AmeriGas Partners common units provided a customer gain/loss metric is met. For Mr. Walsh and Ms. Gaudiosi, performance units will be payable in UGI Corporation common stock based on total shareholder return of UGI stock relative to entities in an industry index over a three-year period.

UGI Stock Options
Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performance goals, as the value of stock options is a function of the price of UGI stock.
The number of shares underlying option awards ranged from 20,250 shares to 330,000 shares.

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

•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2016, 75 percent of the principal compensation components, in the case of Mr. Sheridan, and 58 percent to 81 percent of the principal compensation components, in the case of all other named executive officers were variable and tied to financial performance or total shareholder return.

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

•
We require termination of employment for payment under our change in control agreements (referred to as a “double trigger”). In addition, beginning in January of 2015, we require a double trigger for the accelerated vesting of equity awards in the event of a change in control. We also have not entered into change in control agreements providing for tax gross-up payments under Section 280G of the Internal Revenue Code since 2010. See “Potential Payments Upon Termination of Employment or Change in Control - Change in Control Agreements.”

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

The Compensation Committee believes that, during Fiscal 2016, there was no conflict of interest between Pay Governance and the Compensation Committee. Additionally, the Compensation Committee believes that Pay Governance was independent. In reaching the foregoing conclusions, the Compensation Committee considered the factors set forth by the New York Stock Exchange regarding compensation committee advisor independence.

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

In Fiscal 2016, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards and UGI Corporation stock option grants), perquisites, retirement benefits and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation
In determining Fiscal 2016 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:

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

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2015 by Pay Governance. Pay Governance provided us with two reports: the “2015 Executive Cash Compensation Review” and the “2015 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance’s analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity (both within and among our business units) and sustained individual and company performance, when setting our executives’ compensation.

For the AmeriGas NEOs, the executive compensation analysis is based on general industry data in Towers Watson’s 2015 General Industry Executive Compensation Database (“General Industry Database”). For Mr. Walsh and Ms. Gaudiosi, the analysis was based on the General Industry Database and Towers Watson’s 2015 Energy Services Executive Compensation Database (“Energy Services Database”). Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position (($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500)). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of our nonutility and utility businesses. Towers Watson’s General Industry Database is comprised of approximately 450 companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Towers Watson Energy Services Database is comprised of approximately 115 companies, primarily utilities.

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
As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2015, we increased the range of salary in each salary grade for Fiscal 2016 for each named executive officer, other than Mr. Walsh, by 2 percent. The Committee established Mr. Walsh’s Fiscal 2016 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Walsh, this resulted in a decrease of the range of salary in his salary grade from the prior year of 1.4 percent.

For Fiscal 2016, the merit increases were targeted at 3 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual’s contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Sheridan and Walsh, in their capacities as chief executive officers of the General Partner and UGI Corporation, respectively, had additional goals and objectives for Fiscal 2016, as established during the first quarter of Fiscal 2016. Mr. Sheridan’s annual goals and objectives for Fiscal 2016 included achievement of annual financial goals, leadership development objectives, and implementation of the General Partner’s growth strategies, including with respect to customer growth and retention and customer service initiatives. Mr. Walsh’s annual goals and objectives included the development of the Company’s senior management team, the recruitment of experienced individuals to fill key roles within the organization, the enhancement of organizational processes, achievement of annual financial and strategic goals, and leadership in identifying investment opportunities for the Company and its subsidiaries. All named executive officers received a salary in Fiscal 2016 that was within 90 percent to 111 percent of the midpoint for his or her salary range.

The following table sets forth each named executive officer’s Fiscal 2016 salary.

Name	Salary	Percentage Increase over Fiscal 2015 Salary
Jerry E. Sheridan	$541,528	2.75%
Hugh J. Gallagher	$324,246	4.0%(1)
John L. Walsh	$1,133,704	5.0%
Monica M. Gaudiosi	$448,058	3.0%
Anthony D. Rosback	$367,354	2.0%
(1) Mr. Gallagher received a merit salary increase of 4.0% in Fiscal 2016, plus an equity adjustment of $16,000 to better align Mr. Gallagher’s salary with the market data provided by Pay Governance. Including this equity adjustment, Mr. Gallagher’s total increase in salary was 9.4% over Fiscal 2015.
Annual Bonus Awards
Our annual bonus plans provide our named executive officers with the opportunity to earn an annual cash incentive, provided that certain performance goals are satisfied. Our annual cash incentive is intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of unitholder or shareholder value. We also believe that annual bonus payments to our most senior executives should reflect our overall financial results for the fiscal year and that the Partnership’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted, and UGI’s earnings per share (“EPS”), as adjusted, provide straightforward, “bottom line” measures of performance.
The Partnership’s Fiscal 2016 EBITDA is adjusted to exclude the mark-to-market gain/loss on commodity derivative instruments and a loss on extinguishment of debt (“Adjusted EBITDA”) and UGI Corporation’s Fiscal 2016 EPS is adjusted to exclude (i) the impact of unrealized gains and losses on commodity derivative instruments not associated with Fiscal 2016 transactions, (ii) integration and acquisition expenses associated with a Fiscal 2015 acquisition by its subsidiary in France and (iii) losses from extinguishments of debt (“Adjusted EPS”).
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
The AmeriGas NEOs participate in the AmeriGas Propane, Inc. Executive Annual Bonus Plan (the “AmeriGas Bonus Plan”). For the AmeriGas NEOs, 90 percent of the target award opportunity was based on AmeriGas Partners’ Adjusted EBITDA, subject to modification based on achievement of a safety performance goal, as described below. The other 10 percent was based on achievement of a customer service goal, but contingent on a payout under the financial component of the award. We believe that customer service for AmeriGas Partners is an important component of the bonus calculation because we foresee no or minimal growth in total demand for propane in the next several years, and, therefore, customer service is an important factor in our ability to improve the long-term financial performance of AmeriGas Partners. We also believe that achievement of superior safety performance is an important short-term and long-term strategic initiative and is therefore included as a component of the AmeriGas Propane bonus calculation.
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

As noted above, the 90 percent component of the bonus award opportunity for each of the AmeriGas NEOs was based on Adjusted EBITDA of AmeriGas Partners, subject to modification based on customer growth and structured so that no amount would be paid unless AmeriGas Partners’ Adjusted EBITDA was at least 90 percent of the target amount, while 200 percent of the target bonus could be payable if Adjusted EBITDA equaled or exceeded 110 percent of the target amount. The percentage of target bonus payable based on the level of achievement of Adjusted EBITDA is referred to as the “Adjusted EBITDA Leverage Factor.” The Adjusted EBITDA Leverage Factor is then modified to reflect the degree of achievement of a predetermined safety performance objective tied to AmeriGas Propane’s Fiscal 2016 Occupational Safety and Health Administration (“OSHA”) recordables (“Safety Leverage Factor”). For Fiscal 2016, the percentage representing the Safety Leverage Factor ranged from 80 percent if the performance target was not achieved, to a maximum of 120 percent if performance exceeded the target. We believe the Safety Leverage Factor for Fiscal 2016 represented an achievable but challenging performance target. Once the Adjusted EBITDA Leverage Factor and Safety Leverage Factor are determined, the Adjusted EBITDA Leverage Factor is multiplied by the Safety Leverage Factor to obtain a total adjusted leverage factor (the “Total Adjusted Leverage Factor”). The Total Adjusted Leverage Factor is then multiplied by the target bonus opportunity to arrive at the 90 percent portion of the bonus award payable for the fiscal year. The actual Adjusted EBITDA achieved for Fiscal 2016 was $543 million. The applicable range for targeted Adjusted EBITDA for bonus purposes for Fiscal 2016 was $660 million to $690 million. The remaining 10 percent component of the bonus award opportunity was based on customer service goals. For Fiscal 2016, AmeriGas Propane engaged a third party company to conduct surveys of the Partnership’s customers in order to better understand customer satisfaction with services provided by the Partnership. Each individual survey is given an overall satisfaction score and the scores are then aggregated by the third party company to calculate a total score known as a net promoter score. The award opportunity for the customer service component for each of the AmeriGas NEOs was structured so that no amount would be paid unless the net promoter score was at least 85 percent of the net promoter score target, with the target bonus award being paid out if the net promoter score was 100 percent of the targeted goal. The maximum award, equal to 150 percent of the targeted award, would be payable if the net promoter score exceeded the net promoter score target. Because the threshold Adjusted EBITDA target was not attained, the AmeriGas NEOs did not receive bonus payouts for Fiscal 2016.

The bonus award opportunity for Mr. Walsh and Ms. Gaudiosi was structured so that no amount would be paid unless UGI’s Adjusted EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s Adjusted EPS was 100 percent of the targeted Adjusted EPS. The maximum award, equal to 200 percent of the target award, would be payable if Adjusted EPS equaled or exceeded 120 percent of the Adjusted EPS target. The targeted Adjusted EPS for bonus purposes for Fiscal 2016 was established to be in the range of $2.15 to $2.30 per UGI common share, and Adjusted EPS achieved for Fiscal 2016 was $2.05. As a result, Mr. Walsh and Ms. Gaudiosi each received a bonus payout equal to 81.8 percent of his or her target award for Fiscal 2016.

Long-Term Compensation - Fiscal 2016 Equity Awards
Background and Determination of Grants - Stock Options and Performance Units
Our long-term incentive compensation is intended to create a strong financial incentive for achieving or exceeding long-term performance goals and to encourage executives to hold a significant equity stake in our Company in order to align the executives’ interests with shareholder interests. Additionally, we believe our long-term incentives provide us the ability to attract and retain talented executives in a competitive market.

Our long-term compensation for Fiscal 2016 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. AmeriGas Partners performance units were awarded under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”). UGI Corporation stock options and performance units were awarded under the UGI Corporation 2013 Omnibus Incentive Compensation Plan (the “2013 UGI Plan”). UGI Corporation stock options generally have a term of ten years and become exercisable in three equal annual installments beginning on the first anniversary of the grant date. The AmeriGas NEOs were awarded AmeriGas Partners performance units tied to (i) a relative TUR metric based on the Alerian MLP Index, as modified by AmeriGas Partners’ TUR performance compared to the other two retail propane distribution companies in the Alerian Index, and (ii) a customer gain/loss metric. Mr. Walsh and Ms. Gaudiosi were awarded UGI Corporation performance units tied to the three-year total shareholder return performance of UGI common stock relative to that of the companies in the Adjusted Russell MidCap Utilities Index. Each performance unit represents the right of the recipient to receive a common unit or share of common stock if specified performance goals and other conditions are met.

As is the case with cash compensation and annual bonus awards, we referenced Pay Governance’s analysis of executive compensation database information in establishing equity compensation for the named executive officers. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2016, we initially referenced (i) median salary information, and (ii) competitive market-based long-term incentive compensation information, both as calculated by Pay Governance.

For the AmeriGas NEOs, we initially applied approximately 30 percent of the amount of the long-term incentive opportunity to UGI Corporation stock options, and approximately 70 percent to AmeriGas performance units (30 percent is applied to AmeriGas Partners performance compared to the Alerian MLP Index, as modified by AmeriGas Partners’ TUR performance compared to the other two retail propane distribution companies, Ferrellgas Partners, L.P. and Suburban Propane Partners, L.P., included in the Alerian MLP Index (the “Propane MLP Group”), and 40 percent is tied to a customer gain/loss performance metric). For Mr. Walsh and Ms. Gaudiosi, we initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We believe this bifurcation provides a good balance between two important goals. Because the value of stock options is a function of the appreciation or depreciation of stock price, stock options are designed to align the executive’s interests with shareholder interests. As explained in more detail below, the performance units are designed to encourage increased total unitholder or shareholder return over a period of time.
For Fiscal 2016 equity awards, Pay Governance provided the competitive market incentive levels based on its assessment of accounting values. Pay Governance then provided data for our long-term incentive values by utilizing accounting values. Accounting values are reported directly by companies to the survey databases and are determined in accordance with GAAP.
While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI Corporation stock options and AmeriGas Partners and UGI performance units calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under the 2013 UGI Plan for the fiscal years 2014 through 2016, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock is deemed to equal 4.67 shares. The adjustments generally resulted in (i) a decrease in the number of shares underlying options, (ii) with the exception of Mr. Walsh, a slight increase in the number of performance units awarded to each named executive officer, and (iii) a decrease in the number of performance units awarded to Mr. Walsh, in each case as compared to amounts calculated by Pay Governance using accounting values.
As a result of the Committee’s acceptance of management’s recommendations, the named executive officers received between approximately 82 percent and 102 percent of the total dollar value of long-term compensation opportunity recommended by Pay Governance using accounting values. The actual grant amounts based on the foregoing analysis are as follows:

Name	Shares Underlying Stock Options # Granted	Performance Units Alerian MLP Index (as modified) # Granted	Performance Units Customer Gain/Loss # Granted
Jerry E. Sheridan	65,000	6,700	12,000
Hugh J. Gallagher	17,500	1,750	2,800
John L. Walsh	330,000	(1)	N/A
Monica M. Gaudiosi	70,000	(1)	N/A
Anthony D. Rosback	28,000	2,750	5,000

(1)	Mr. Walsh and Ms. Gaudiosi were awarded 50,000 and 11,000 UGI performance units, respectively, during Fiscal 2016.
Peer Groups and Performance Metrics

The AmeriGas NEOs were awarded performance unit awards for the period from January 1, 2016 to December 31, 2018 tied to two different metrics: (i) the three-year TUR performance of AmeriGas Partners common units relative to that of the entities in the Alerian MLP Index, as modified based on the three-year TUR performance of AmeriGas Partners common units relative to that of the other companies in the Propane MLP Group, and (ii) a customer gain/loss metric. The Committee determined that a metric directly tied to customer gains and losses would strengthen the link between pay and performance and advance AmeriGas Partners’ long-term strategic goals and objectives.

With respect to AmeriGas Partners performance units tied to the Alerian MLP Index, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Alerian MLP Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. The result is then modified based on AmeriGas Partners’ TUR performance compared to the Propane MLP Group. If AmeriGas Partners’ Alerian TUR performance qualifies for a payout at the conclusion of the three-year period ending December 31, 2018, then that payout would be modified as follows: (i) if AmeriGas Partners’ TUR during the three-year period ranks first compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 130 percent; (ii) if AmeriGas Partners’ TUR during the three-year period ranks second compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 100 percent; and (iii) if AmeriGas Partners’ TUR during the three-year period ranks third compared to the other Propane MLP Group companies, then the performance unit payout would be leveraged at 70 percent. The overall payout is capped at 200 percent of the target number of performance units awarded. In calculating the TUR for purposes of the modification, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Propane MLP Group using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TUR, we will use the average price for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. If one of the other two companies in the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“Adjustment Event”) during the first year of the performance period, then the performance units tied to the Propane MLP Group will become payable at the end of the three-year performance period based on AmeriGas Partners’ TUR performance compared to the Alerian MLP Index and no modification will be made. If an Adjustment Event occurs during the second year of the performance period, then one-half of the modifier would be applied to the payout calculated under the Alerian MLP Index. If an Adjustment Event occurs during the third year of the performance period, then the full Propane MLP Group modifier would be calculated using the TUR as of the day immediately preceding the first public announcement of the Adjustment Event. The entities comprising the Alerian MLP Index as of January 1, 2016 were as follows:

Alliance Resource Partners, L.P.	Enterprise Products Partners, L.P.	Shell Midstream Partners L.P.
AmeriGas Partners, L.P.	EQT Midstream Partners, L.P.	Spectra Energy Partners L.P.
Antero Midstream Partners, L.P.	Ferrellgas Partners, L.P.	Suburban Propane Partners, L.P.
Archrock Partners L.P.	Genesis Energy L.P.	Summit Midstream Partners L.P.
Black Stone Minerals, L.P.	Global Partners L.P./MA	Sunoco L.P.
Boardwalk Pipeline Partners L.P.	Golar LNG Partners, L.P.	Sunoco Logistics Partners, L.P.
Buckeye Partners, L.P.	Holly Energy Partners, L.P.	Tallgrass Energy Partners L.P.
Calumet Specialty Products Partners, L.P.	Magellan Midstream Partners L.P.	Targa Resources Partners L.P.
Capital Products Partners, L.P.	Martin Midstream Partners L.P.	TC Pipelines, L.P.
Columbia Pipeline Partners L.P.	MPLX, L.P.	Teekay LNG Partners
Crestwood Equity Partners L.P.	NGL Energy Partners, L.P.	Teekay Offshore Partners L.P.
DCP Midstream Partners L.P.	NuStar Energy L.P.	Tesoro Logistics, L.P.
Dominion Midstream Partners, L.P.	ONEOK Partners, L.P.	Valero Energy Partners, L.P.
Enable Midstream Partners, L.P.	Phillips 66 Partners, L.P.	Vanguard Natural Resources LLC
Enbridge Energy Partners, L.P.	Plains All American Pipeline, L.P.	Western Gas Partners
Energy Transfer Partners, L.P.	Rose Rock Midstream L.P.	Williams Partners
EnLink Midstream Partners, L.P.	Seadrill Partners, L.P.

The Fiscal 2016 performance units awarded to the AmeriGas NEOs and tied to customer gain and loss performance will be paid at the conclusion of the three-year performance period ending September 30, 2018 (assuming continued employment through December 31, 2018). The overall payout is capped at 200 percent of the target number of performance units awarded. The Committee believes that challenging goals and targets have been established with respect to the customer gain/loss metric for the described performance units. For illustrative purposes, there would have been no payout during at least the last five fiscal years had this metric been in place.

With respect to UGI performance units, we will compare the TSR of UGI’s common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TSR, the Company uses the average of the daily closing prices for its common stock and the common stock of each company in the Adjusted Russell MidCap Utilities Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. We will only remove a company that was included in the Adjusted Russell

MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2016 were as follows:

AES Corporation	Edison International	Pinnacle West Capital Corp.
AGL Plains Energy	Entergy Corporation	PPL Corporation
Alliant Energy	Eversource Energy	Public Service Enterprise Group
Ameren Corporation	FirstEnergy Corp.	Questar Corporation
American Water Works Company, Inc.	Great Plains Energy	SCANA Corporation
Aqua America, Inc.	Hawaiian Electric Industries, Inc.	Sempra Energy
Atmos Energy Corporation	ITC Holdings Corp.	Teco Energy, Inc.
Avangrid	MDU Resources Group Inc.	UGI Corporation
Calpine Corporation	National Fuel Gas Company	Vectren Corporation
Centerpoint Energy, Inc.	NiSource Inc.	WEC Energy
CMS Energy Corporation	NRG Energy, Inc.	Westar Energy, Inc.
Consolidated Edison, Inc.	OGE Energy Corp.	XCEL Energy, Inc.
DTE Energy Company	Pepco Holdings, Inc.
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

Each award payable to the named executive officers provides a number of AmeriGas Partners common units or UGI shares equal to the number of performance units earned. After the Committee has determined that the conditions for payment have been satisfied, the General Partner or UGI, as the case may be, has the authority to provide for a cash payment to the named executives in lieu of a limited number of the shares or common units payable. The cash payment is based on the value of the securities at the end of the performance period and is designed to meet minimum statutory tax withholding requirements. In the event that executives earn shares in excess of the target award, the value of the shares earned in excess of target is paid entirely in cash.

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
Long-Term Compensation - Payout of Performance Units for 2013-2015 Period
During Fiscal 2016, we paid out awards to those executives who received AmeriGas Partners’ performance units and UGI performance units covering the period from January 1, 2013 to December 31, 2015. For that period, AmeriGas Partners’ TUR ranked 10th relative to the other companies in the Alerian Index, placing the Company at the 75th percentile ranking and resulting in a 162.5 percent payout of the target award. Because the payout exceeded 100 percent, the 2010 Plan provides that cash will be paid in lieu of units for any amount in excess of the 100 percent target. UGI’s TSR ranked 5th relative to the other companies in the Russell Midcap Utilities Index, placing UGI at the 88th percentile ranking and resulting in a 196.4 percent payout of the target award. Because the payout exceeded 100 percent, the 2013 UGI Plan provides that cash will be paid in lieu of units for any amount in excess of the 100 percent target. The performance unit payouts for Fiscal 2016 were as follows:

Name	Performance Unit Payout (#) (1)	Performance Unit Payout Value ($) (2)	Cash Payout (Award in excess of 100%) ($)
Jerry E. Sheridan	$9,595	$488,348	$546,957
Hugh J. Gallagher (3)	$754	$37,697	$39,269
John L. Walsh (4)	$38,254	$2,228,160	$2,456,321
Monica M. Gaudiosi (4)	$10,223	$506,400	$560,786
(1) Number of units/shares paid out after withholding taxes.
(2) Includes distribution or dividend equivalent payout. Payout value based on performance units awarded before withholding taxes.

(3)
Mr. Gallagher also received a payout of 2,295 UGI performance units (number of shares paid out after withholding taxes), with a value of $116,472 (value based on performance units awarded before withholding taxes), and an additional cash payout of $128,952 for the portion of the award in excess of 100% payout. The UGI performance units were granted to Mr. Gallagher in Fiscal 2013 for his service as Treasurer of UGI.

(4) UGI performance units.

Perquisites and Other Compensation
We provide limited perquisite opportunities to our named executive officers. We provide reimbursement for tax preparation services (discontinued in Fiscal 2011 for newly hired executives), airline membership reimbursement, and limited spousal travel. Our named executive officers may also occasionally use UGI’s tickets for sporting events for personal rather than business purposes. The aggregate cost of perquisites for all named executive officers in Fiscal 2016 was less than $10,000. In connection with the commencement of Mr. Rosback’s employment, he received reimbursement for relocation expenses in the amount of $20,533 during Fiscal 2016 in accordance with the General Partner’s relocation policy.
Other Benefits
Our named executive officers participate in various retirement, pension, deferred compensation and severance plans, which are described in greater detail in the Ongoing Plans and Post-Employment Agreements section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although the General Partner provided certain enhanced disability and life insurance benefits to its senior executives, which for the AmeriGas NEOs had a total aggregate cost in Fiscal 2016 of less than $15,000.
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
UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)
This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Internal Revenue Code (the “Code”) limitations (which, among other things, limited annual contributions in 2016 to $18,000), up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009 who are not eligible to participate in the UGI Pension Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including the Company’s stock fund. Mr. Walsh and Ms. Gaudiosi are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Pension Plan”)
This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries. The UGI Pension Plan was closed to new participants as of January 1, 2009. The UGI Pension Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Mr. Walsh participates in the UGI Pension Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2016 and accompanying narrative for additional information.
UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan
UGI Corporation Supplemental Executive Retirement Plan
This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Pension Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Pension Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh participates in the UGI Corporation Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2016 and accompanying narrative for additional information.
UGI Corporation Supplemental Savings Plan
This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the Company matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh is eligible to participate in the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2016 and accompanying narrative for additional information.
2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees
The 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (the “2009 UGI SERP”) is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Pension Plan, having commenced employment with UGI on or after January 1, 2009. Under the 2009 UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($265,000 in 2016) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Savings Plan, other than the UGI stock fund. Ms. Gaudiosi is eligible to participate in the 2009 UGI SERP. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2016 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan
The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. The AmeriGas NEOs participate in the AmeriGas Propane, Inc. Supplemental Executive

Retirement Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2016 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan
The General Partner maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. The AmeriGas NEOs are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2016 and accompanying narrative for additional information.
UGI Corporation 2009 Deferral Plan, As Amended and Restated Effective June 1, 2010
This plan provides deferral options that comply with the requirements of Section 409A of the Code related to (i) all phantom units and stock units granted to the General Partner’s and UGI’s non-employee Directors, (ii) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, (iii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan, and (iv) the 2009 UGI SERP. If an eligible participant elects to defer payment under the plan, the participant may receive future benefits after separation from service as (x) a lump sum payment, (y) annual installment payments over a period between two and ten years, or (z) one to five retirement distribution amounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than stock units and phantom units, will be deemed to be invested in investment funds selected by the participant from among a list of available funds. The plan also provides newly eligible participants with a deferral election that must be acted upon promptly.
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
As of September 30, 2016, the equity ownership requirements for the named executive officers were as follows: (1) Mr. Sheridan - 40,000 common units; (2) Mr. Gallagher - 12,000 common units; (3) Mr. Walsh - 225,000 UGI Corporation common shares; (4) Mr. Rosback - 20,000 common units; and (5) Ms. Gaudiosi - 30,000 UGI Corporation common shares. Messrs. Sheridan, Gallagher, and Rosback are permitted to satisfy their requirements through ownership of AmeriGas Partners common units, UGI common stock, or a combination of AmeriGas Partners common units and UGI common stock, with each AmeriGas Partners common unit equivalent to 1.5 shares of UGI common stock. See Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters - Ownership of Partnership Common Units by the Directors and Named Executive Officers.
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
Role of Executive Officers in Determining Executive Compensation
In connection with Fiscal 2016 compensation, Mr. Walsh, aided by our corporate human resources department, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Mr. Walsh did not make recommendations as to his own compensation and was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized information provided by Mr. Walsh, and valued Mr. Walsh’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the Committee for all named executive officers, except Messrs. Sheridan and Walsh, for whom executive compensation decisions were made by the independent members of the appropriate Board of Directors following Committee recommendations.
Tax Considerations
In Fiscal 2016, we paid salary and annual bonus compensation to named executive officers that were not fully deductible under U.S. federal tax law because it did not meet the statutory performance criteria. Section 162(m) of the Code precludes us from deducting certain forms of compensation in excess of $1,000,000 paid to the named executive officers in any one year. Our policy generally is to preserve the federal income tax deductibility of equity compensation paid to our executives by making it performance-based. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.
RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2016. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.

SUMMARY COMPENSATION TABLE

The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and our 3 other most highly compensated executive officers in Fiscal 2016.
Summary Compensation Table — Fiscal 2016

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (1)(c)	Bonus ($) (d)	Stock Awards ($) (2)(e)	Option Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (6) (j)
J. E. Sheridan	2016	541,082	0	699,474	311,415	0	0	54,108	1,606,079
President and	2015	526,474	0	601,384	319,920	352,471	0	88,145	1,888,394
Chief Executive Officer	2014	506,018	0	877,682	420,546	302,834	0	110,391	2,217,471
H. J. Gallagher	2016	323,389	0	171,241	83,843	0	56,243	32,786	667,502
Vice President - Finance	2015	296,093	0	138,448	79,980	123,895	21,058	42,437	701,911
Chief Financial Officer	2014	284,538	0	173,552	99,603	106,448	48,868	42,431	755,440
J. L. Walsh	2016	1,132,043	0	1,648,500	1,581,030	1,159,212	2,439,939	61,549	8,022,273
Chairman	2015	1,078,342	0	1,741,050	1,705,338	1,604,746	1,920,003	67,810	8,117,289
	2014	1,027,169	0	2,053,380	1,992,060	1,974,336	1,009,878	41,037	8,097,860
M. M. Gaudiosi	2016	447,655	0	362,670	335,370	238,232	0	63,956	1,447,883
Vice President, General	2015	434,611	0	365,621	351,099	336,194	0	72,447	1,559,972
Counsel and Secretary
A. D. Rosback	2016	367,128	0	289,655	134,148	0	0	53,007	843,938
Vice President and	2015	180,003	0	146,900	97,293	96,558	0	24,656	545,410
Chief Operating Officer

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year. Mr. Rosback’s Fiscal 2015 salary was prorated based on his employment date of March 23, 2015 with the General Partner.

(2)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2016 and in Exhibit No. 99 to this Report.

(3)
The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan. Messrs. Gallagher and Rosback each received 10% of their respective Fiscal 2015 payouts in AmeriGas Partners Common Units and Ms. Gaudiosi received 7.4% of her Fiscal 2015 payout in UGI Common Stock in compliance with the Company’s ongoing equity ownership compliance requirements. Messrs. Sheridan and Gallagher received 10% of their respective Fiscal 2014 payouts in AmeriGas Partners Common Units in compliance with the Company’s ongoing equity ownership compliance requirements.

(4)
The amounts shown in column (h) of the Summary Compensation Table - Fiscal 2016 reflect (i) the change in the actuarial present value from September 30, 2015 to September 30, 2016 of the named executive officer’s accumulated benefit under UGI’s defined benefit pension plans, including, with respect to Messrs. Walsh and Gallagher, the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts.  There were no above-market earnings on nonqualified deferred compensation accounts for Fiscal 2016. The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Mr. Gallagher has a vested annual benefit under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $37,100. Mr. Gallagher is not currently earning benefits under that plan. Messrs. Sheridan and Rosback and Ms. Gaudiosi are not eligible to participate in the UGI pension plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table - Fiscal 2016 and the Nonqualified Deferred Compensation Table - Fiscal 2016, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table - Fiscal 2016, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2016 was 3.13 percent, which is 120 percent of the federal long-term rate for December 2015. Earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds.

(5)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table - Fiscal 2016. None of the named executive officers received perquisites with an aggregate value of $10,000 or more during Fiscal 2016.

Name	Employer Contribution to 401(k) Savings Plan ($)	Employer Contribution to AmeriGas Supplemental Executive Retirement Plan/UGI Supplemental Savings Plan ($)	Relocation Expense Reimbursement ($)	Total ($)
J. E. Sheridan	$13,250	$40,858	$0	$54,108
H. J. Gallagher	$13,697	$19,089	$0	$32,786
J. L. Walsh	$5,887	$55,662	$0	$61,549
M. M. Gaudiosi	$8,617	$55,339	$0	$63,956
A. D. Rosback (a)	$9,011	$23,463	$20,533	$53,007

(a) Mr. Rosback received $20,533 during Fiscal 2016 as reimbursement for relocation expenses in connection with the commencement of his employment in March of 2015 in accordance with the General Partner’s relocation policy. During Fiscal 2015, Mr. Rosback received $9,115 for relocation expenses in addition to the $10,000 disclosed in the Partnership’s Annual Report on Form 10-K for the period ended September 30, 2015.

(6)
The compensation reported for Mr. Walsh and Ms. Gaudiosi is paid by UGI. For Fiscal 2016, UGI charged the Partnership 42 percent of the total compensation expense, other than the change in pension value, for Mr. Walsh and Ms. Gaudiosi.

Grants of Plan-Based Awards In Fiscal 2016
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2016.
Grants of Plan-Based Awards Table — Fiscal 2016

			Estimated Possible Payouts Under						All Other Stock Awards:	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value
		Board	Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Number of Shares of	Securities Underlying	Price of Option	of Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(a)	(a)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
J. E. Sheridan	10/1/2015	11/19/2015	223,976	433,222	866,444
	1/1/2016	11/19/2015								65,000	33.76	311,415
	1/1/2016	11/19/2015				3,000	6,700	13,400				288,234
	1/1/2016	11/19/2015				3,000	12,000	24,000				411,240
H. J. Gallagher	10/1/2015	11/19/2015	83,818	162,123	324,246
	1/1/2016	11/19/2015								17,500	33.76	83,843
	1/1/2016	11/19/2015				306	1,750	3,500				75,285
	1/1/2016	11/19/2015				700	2,800	5,600				95,956
J. L. Walsh	10/1/2015	11/20/2015	850,278	1,417,130	2,834,260
	1/1/2016	11/20/2015								330,000	33.76	1,581,030
	1/1/2016	11/20/2015				12,500	50,000	100,000				1,648,500
M. M. Gaudiosi	10/1/2015	11/19/2015	174,743	291,238	582,475
	1/1/2016	11/19/2015								70,000	33.76	335,370
	1/1/2016	11/19/2015				2,750	11,000	22,000				362,670
A. D. Rosback	10/1/2015	11/19/2015	104,457	202,045	404,090
	1/1/2016	11/19/2015								28,000	33.76	134,148
	1/1/2016	11/19/2015				481	2,750	5,500				118,305
	1/1/2016	11/19/2015				1,250	5,000	10,000				171,350

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2016. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2016. The threshold amount shown for Messrs. Sheridan, Gallagher, and Rosback is based on achievement of (i) 90 percent of the financial goal with the resulting amount modified to the extent provided for above or below target achievement of the safety goal, and (ii) 85 percent of the customer service goal. The threshold amount shown for Mr. Walsh and Ms. Gaudiosi is based on achievement of 80 percent of the UGI financial goal.

(2)
The awards shown for Messrs. Sheridan, Gallagher, and Rosback are performance units under the 2010 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will only be paid for a qualifying termination of employment and will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be payable if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee. The awards shown for Mr. Walsh and Ms. Gaudiosi are performance units under the 2013 UGI Plan, as described in “Compensation Discussion and Analysis.”

Terms of these awards with respect to forfeitures and change in control, as defined in the 2013 UGI Plan, are analogous to the terms of the performance units granted under the 2010 AmeriGas Long-Term Incentive Plan.

(3)
Options are granted under the 2013 UGI Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option and the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment, and the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, and the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock. In the event of a change in control, unvested options become exercisable only for a qualifying termination of employment.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2016 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2016

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Options (#)		Option Exercise Price	Option Expiration	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)
(a)	(b)		(c)		(e)	(f)	(i)		(j)
J. E. Sheridan			28,500	(2)	27.64	12/31/2023	9,500	(14)	867,540
	20,000	(1)	40,000	(1)	38.05	1/20/2025	8,000	(15)	547,920
			65,000	(3)	33.76	12/31/2025	6,950	(16)	317,337
							13,300	(17)	607,278
							6,700	(18)	305,922
							12,000	(19)	547,920

H. J. Gallagher	4,687	(4)			21.65	6/30/2021	2,200	(14)	200,904
	8,500	(5)			19.60	12/31/2021	2,000	(15)	136,980
	18,000	(6)			21.81	12/31/2022	1,600	(16)	73,056
	2,250	(7)			27.62	5/19/2023	2,600	(17)	118,716
	13,500	(2)	6,750	(2)	27.64	12/31/2023	1,750	(18)	79,905
	5,000	(1)	10,000	(1)	38.05	1/20/2025	2,800	(19)	127,848
			17,500	(3)	33.76	12/31/2025

J. L. Walsh	187,500	(8)			16.13	12/31/2019	63,000	(20)	5,643,540
	187,500	(9)			21.06	12/31/2020	45,000	(21)	2,035,800
	187,500	(5)			19.60	12/31/2021	50,000	(22)	2,262,000
	178,500	(6)			21.81	12/31/2022
	129,000	(10)			25.50	3/31/2023
	270,000	(2)	135,000	(2)	27.64	12/31/2023
	102,000	(11)	204,000	(11)	37.98	12/31/2024
			330,000	(3)	33.76	12/31/2025

M. M. Gaudiosi	75,000	(12)			17.75	4/22/2022	12,750	(20)	1,142,145
	75,000	(6)			21.81	12/31/2022	9,450	(21)	427,518
	50,000	(2)	25,000	(2)	27.64	12/31/2023	11,000	(22)	497,640
	21,000	(11)	42,000	(11)	37.98	12/31/2024
			70,000	(3)	33.76	12/31/2025

A. D. Rosback	7,000	(13)	14,000	(13)	33.48	3/22/2025	2,000	(23)	91,320
			28,000	(3)	33.76	12/31/2025	3,750	(24)	171,225
							2,750	(18)	125,565
							5,000	(19)	228,300

Note: Column (d) was intentionally omitted.

(1)	These options were granted effective January 21, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 21, 2018.

(2)	These options were granted effective January 1, 2014. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2017.

(3)	These options were granted effective January 1, 2016. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2019.

(4)	These options were granted effective July 1, 2011 and were fully vested on July 1, 2014.

(5)	These options were granted effective January 1, 2012 and were fully vested on January 1, 2015.

(6)	These options were granted effective January 1, 2013 and were fully vested on January 1, 2016.

(7)	These options were granted effective May 20, 2013 in connection with Mr. Gallagher’s promotion to Vice President - Finance and Chief Financial Officer and were fully vested on May 20, 2016.

(8)	These options were granted effective January 1, 2010 and were fully vested on January 1, 2013.

(9)	These options were granted effective January 1, 2011 and were fully vested on January 1, 2014.

(10)	These options were granted effective April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013 and were fully vested on April 1, 2016.

(11)	These options were granted effective January 1, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2018.

(12)	These options were granted effective April 23, 2012 in connection with the commencement of Ms. Gaudiosi’s employment and were fully vested on April 23, 2015.

(13)	These options were granted effective March 23, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 23, 2018.

(14)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2014. The performance measurement period for these restricted units is January 1, 2014 through December 31, 2016. The value of the number of units that may be earned at the end of the performance period is based on AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period. The actual number of restricted units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. The restricted units will be payable, if at all, on January 1, 2017. As of October 31, 2016, AmeriGas Partners’ TUR ranking (3rd out of 40 companies) qualified for 200% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2016 Equity Awards for more information on the TUR performance goal measurements.

(15)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2014. The performance measurement period for these performance units is January 1, 2014 through December 31, 2016. The value of the number of restricted units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the other two retail propane distribution companies included in the Alerian MLP Index as of the first day of the performance measurement period. No payout will occur unless AmeriGas Partners has the highest TUR for the performance period as compared to the other companies in the Propane MLP Group. The target and maximum award, equivalent to 150 percent of the number of performance units, will be payable if AmeriGas Partners has the highest TUR of the companies comprising the Propane MLP Group. The restricted units will be payable, if at all, on January 1, 2017. As of October 31, 2016, AmeriGas Partners’ TUR ranked first in the Propane MLP Group, qualifying for 150% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2016 Equity Awards for more information on the TUR performance goal measurements.

(16)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is January 1, 2015 through December 31, 2017. The value of the number of units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period, and then modified based on AmeriGas Partners’ three-year TUR relative to the TUR of the other companies in the Propane MLP Group. The actual number of units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. This number is then modified as follows: (i) if AmeriGas Partners’ TUR ranks first in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 130%; (ii) if AmeriGas Partners’ TUR ranks second in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 100%; and (iii) if AmeriGas Partners’ TUR ranks third in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 70%. The overall payout is capped at 200% of the target number of performance units awarded. The performance units will be payable, if at all, on January 1, 2018. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2016 Equity Awards for more information on the TUR performance goal measurements.

(17)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is October 1, 2014 through September 30, 2017, but payable, if at all, on January 1, 2018. The value of the number of units that may be earned at the end of the performance period is based on AmeriGas Partners’ customer gain/loss performance during the three-year performance period, but measured based on annual targets, each with a one-third weighting. The annual amounts are then subject to adjustment depending on the overall achievement of cumulative three-year performance goals. If the three-year cumulative customer gain/loss goal is exceeded, then each year’s individual result will be multiplied by 130%. If the three-year cumulative customer gain/loss goal is not met, then each year’s individual result will be multiplied by 70%. The overall payout is capped at 200% of the target number of performance units awarded. Based on customer gain/loss performance during Fiscal 2015 and Fiscal 2016, neither the year one nor year two targets were achieved. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2016 Equity Awards for more information on the performance goal measurements.

(18)
These performance units were awarded January 1, 2016. The measurement period for the performance goal is January 1, 2016 through December 31, 2018. The performance goal is the same as described in footnote 14, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2019.

(19)
The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2016. The performance measurement period for these performance units is October 1, 2015 through September 30, 2018, but will be payable, if at all, on January 1, 2019. The value of the number of performance units that may be earned at the end of the performance period is based on AmeriGas Partners’ customer gain/loss performance during the three-year performance period. The overall payout is capped at 200 percent of the target number of performance units awarded. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2016 Equity Awards for more information on the performance goal measurements.

(20)
The amount shown relates to a target award of performance units granted effective January 1, 2014. The performance measurement period for these performance units is January 1, 2014 through December 31, 2016. The value of the number of performance units that may be earned at the end of the performance period is based on the Company’s TSR relative to that of each of the companies in the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2017. As of October 31, 2016, the Company’s TSR ranking (4th out of 34 companies) qualified for 200% leverage of the target number of performance units originally granted. See COMPENSATION DISCUSSION AND ANALYSIS - Long-Term Compensation - Fiscal 2016 Equity Awards for more information on the TSR performance goal measurements.

(21)
These performance units were awarded January 1, 2015. The measurement period for the performance goal is January 1, 2015 through December 31, 2017. The performance goal is the same as described in footnote 20, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2018.

(22)
These performance units were awarded January 1, 2016. The measurement period for the performance goal is January 1, 2016 through December 31, 2018. The performance goal is the same as described in footnote 20, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2019.

(23)
These performance units were awarded March 23, 2015. The measurement period for the performance goal is January 1, 2015 through December 31, 2017. The performance goal is the same as described in footnote 16. The performance units will be payable, if at all, on January 1, 2018.

(24)
These performance units were awarded March 23, 2015. The performance measurement period for these units is October 1, 2015 through September 30, 2017. The performance goal is the same as described in footnote 17. The performance units will be payable, if at all, on January 1, 2018.

Option Exercises and Stock Vested Table — Fiscal 2016

The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2016 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Sheridan and Gallagher, the number of AmeriGas Partners performance units previously granted that vested in Fiscal 2016, and (4) for Mr. Walsh and Ms. Gaudiosi, the number of UGI performance units previously granted that vested in Fiscal 2016. For Messrs. Sheridan and Gallagher, the value realized was based on the closing price on the NYSE for AmeriGas Partners Common Units, and for Mr. Walsh and Ms. Gaudiosi, the value realized was based on the closing price on the NYSE for shares of UGI common stock, on the vesting date. For Mr. Gallagher, 6,775 UGI performance units, with a value of $228,724, vested in Fiscal 2016 and are included in the table below. These performance units were granted to Mr. Gallagher in Fiscal 2013 for his service as Treasurer of UGI Corporation.

	Option Awards		Stock/Unit Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan	64,125	1,069,983	23,156	793,556
H. J. Gallagher	0	0	8,562	289,964
J. L. Walsh	100,000	2,372,500	129,624	4,376,106
M. M. Gaudiosi	0	0	29,460	994,570
A. D. Rosback	0	0	0	0

Retirement Benefits

The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2016 and any payments made to the named executive officers in Fiscal 2016 under those plans.

Pension Benefits Table — Fiscal 2016

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan (1)	None	0	0	0
H. J. Gallagher (2)	UGI Utilities Retirement Income Plan	11	379,088	0
	UGI SERP	11	17,382	0
J. L. Walsh	UGI SERP	11	7,270,402	0
	UGI Utilities Retirement Income Plan	11	722,078	0
M. M. Gaudiosi (1)	None	0	0	0
A. D. Rosback (1)	None	0	0	0

(1)	Messrs. Sheridan and Rosback and Ms. Gaudiosi do not participate in any defined benefit pension plan.

(2)
Mr. Gallagher has a vested annual benefit amount under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $37,100. Mr.  Gallagher is not currently earning benefits under that plan.

Retirement Income Plan for Employees of UGI Utilities, Inc.

UGI participates in the UGI Utilities Retirement Plan, a qualified defined benefit retirement plan (“Pension Plan”), to provide retirement income to its employees hired prior to January 1, 2009. The Pension Plan pays benefits based upon final average earnings, consisting of base salary or wages and annual bonuses and years of credited service. Benefits vest after the participant completes five years of vesting service.

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

The Pension Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2016, the limit on the compensation that may be used is $265,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2016 is $210,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.

Mr. Walsh is currently eligible for early retirement benefits under the Pension Plan.

UGI Corporation Supplemental Executive Retirement Plan

The UGI Corporation Supplemental Executive Retirement Plan (“UGI SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the Pension Plan, but are prohibited from being paid from the Pension Plan by Code limits. The benefit paid by the UGI SERP is approximately equal to the difference between the benefits provided under the Pension Plan and benefits that would have been provided by the Pension Plan if not for the limitations of the Employee Retirement Income Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the UGI SERP are payable in the form of a lump sum payment or rolled over to the Company’s nonqualified deferred compensation plan. For participants who attained age 50 prior to January 1, 2004, the lump sum payment is calculated using two interest rates. One rate is for service prior to January 1, 2004 and the other is for service after January 1, 2004. The rate for pre-January 1, 2004 service is the daily average of Moody’s Aaa bond yields for the month in which the participant’s termination date occurs, plus 50 basis points, and tax-adjusted using the highest marginal federal tax rate. The interest rate for post-January 1, 2004 service is the daily average of ten-year Treasury Bond yields in effect for the month in which the participant’s termination date occurs. The latter rate is used for calculating the lump sum payment for participants attaining age 50 on or after January 1, 2004. Payment is due within 60 days after the termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

Actuarial assumptions used to determine values in the Pension Benefits Table

The amounts shown in the Pension Benefit Table above are actuarial present values of the benefits accumulated through September 30, 2016. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount that, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2016	September 30, 2015
Discount rate for Pension Plan for all purposes and for SERP, for pre-commencement calculations	3.80% (Pension Plan) 3.00% (SERP)	4.60% (Pension Plan and SERP)
SERP lump sum rate	2.40% for applicable pre-2004 service; 1.60% for other service	2.70% for applicable pre-2004 service; 2.10% for other service
Retirement age:	62	62
Postretirement mortality for Pension Plan	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

Nonqualified Deferred Compensation

The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the UGI Corporation Supplemental Savings Plan (“SSP”), and the 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (“2009 UGI SERP”).
Nonqualified Deferred Compensation Table — Fiscal 2016

		Executive Contributions in Last Fiscal Year	Employer Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Name		($)	($)		($)	($)	($)(4)
(a)	Plan Name	(b)	(c)		(d)	(e)	(f)
J. E. Sheridan	AmeriGas SERP	0	40,858	(1)	22,014	0	634,122
H. J. Gallagher	AmeriGas SERP	0	19,089	(1)	1,587	0	68,436
J. L. Walsh	SSP	0	55,662	(2)	3,866	0	427,703
M. M. Gaudiosi	2009 UGI SERP	0	55,339	(3)	10,396	0	235,134
A. D. Rosback	AmeriGas SERP	0	23,463	(1)	533	0	15,940
_________________

(1)
This amount represents the employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2016 in the “All Other Compensation” column.

(2)
This amount represents the employer contribution to the named executive officer under the SSP which is also reported in the Summary Compensation Table - Fiscal 2016 in the “All Other Compensation” column.

(3)
This amount represents the employer contribution to the named executive officer under the 2009 UGI SERP which is also reported in the Summary Compensation Table - Fiscal 2016 in the “All Other Compensation” column.

(4)	The aggregate balances do not include the Company contributions for Fiscal 2016 set forth in column (c) since the Company contributions occur after fiscal year-end.

The AmeriGas SERP is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($265,000 in 2016) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

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
The SSP is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limit for plan year 2016 was $265,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation and the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Lehman Brothers Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

The 2009 UGI SERP is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the Pension Plan, having been hired on or after January 1, 2009. Under the 2009 UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($265,000 in plan year 2016) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Utilities, Inc. 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Utilities, Inc. 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the 2009 UGI SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See Compensation Discussion and Analysis - UGI Corporation 2009 Deferral Plan.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Sheridan, Gallagher, and Rosback, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means dismissal of an executive due to (i) misappropriation of funds, (ii) conviction of a felony or crime involving moral turpitude, (iii) material breach of the General Partner’s code of conduct or other written employment policies, (iv) breach of a written restrictive covenant agreement, (v) gross misconduct in the performance of his or her duties, or (vi) the intentional refusal or failure to perform his or her material duties.
Except as provided herein, the AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Sheridan, the Continuation Period ranges from 12 months to 24 months, depending on length of service. In addition, a participant may receive an annual bonus for his year of termination, subject to the Committee’s discretion and not to exceed the amount of his or her bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination.  The levels of severance payments were established by the Compensation/Pension Committee based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
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
Named Executive Officers Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Plan (the “UGI Severance Plan”) provides for payment to certain senior level employees of UGI, including Mr. Walsh and Ms. Gaudiosi, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the UGI Severance Plan, “just cause” generally means dismissal of an executive due to (i) misappropriation of funds, (ii) conviction of a felony or crime involving moral turpitude, (iii) material breach of the General Partner’s code of conduct or other written employment policies, (iv) breach of a written restrictive covenant agreement, (v) gross misconduct in the performance of his or her duties, or (vi) the intentional refusal or failure to perform his or her material duties.
Except as provided herein, the UGI Severance Plan provides for cash payments equal to a participant’s compensation for a Continuation Period ranging from 6 months to 18 months. In the case of Mr. Walsh, the Continuation Period is 30 months. In addition, a participant may receive an annual bonus for his or her year of termination, subject to the Committee’s discretion and not to exceed the amount of his or her bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination. The levels of severance payment were established by the Compensation and Management Development Committee based on competitive practice and are reviewed by management and the Compensation and Management Development Committee from time to time.
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
Benefits under this arrangement would be equal to 3 times Mr. Sheridan’s base salary and annual bonus and 2 times the base salary and annual bonus of each of Messrs. Gallagher and Rosback. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Sheridan, Gallagher, and Rosback are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner's medical and dental plans for 3 years in the case of Mr. Sheridan and 2 years in the case of the other AmeriGas executives (in each case less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Sheridan, Gallagher, and Rosback would also receive their benefits under the AmeriGas SERP calculated as if he had continued in employment for 3 years as to Mr. Sheridan or 2 years, as to Messrs. Gallagher and Rosback. In addition, outstanding performance units, stock units and dividend equivalents will only be paid for a qualifying termination of employment and will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2016.”
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
Benefits under this arrangement would be equal to 3 times Mr. Walsh’s and Ms. Gaudiosi’s respective base salary and annual bonus. Each executive would also receive the cash equivalent of his or her target bonus, prorated for the number of months served in the fiscal year. In addition, Mr. Walsh and Ms. Gaudiosi are each entitled to receive a payment equal to the cost he or she would incur if he or she enrolled in UGI’s medical and dental plans for 3 years (less the amount he or she would be required to contribute for such coverage if he or she were an active employee). Mr. Walsh and Ms. Gaudiosi would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he or she had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will only be paid for a qualifying termination of employment and will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2016.”
The benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code. UGI will provide the tax gross-up if the aggregate parachute value of benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the benefits for Mr. Walsh will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.” UGI Corporation discontinued the use of a tax gross-up in July 2010 for executives (including Ms. Gaudiosi) who enter into change in control agreements subsequent thereto.
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
Potential Payments Upon Termination or Change in Control Table — Fiscal 2016
The amounts shown in the table below assume that each named executive officer's termination was effective as of September 30, 2016 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer's termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his or her termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2016” and the “Nonqualified Deferred Compensation Table - Fiscal 2016.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

Potential Payments Upon Termination or Change in Control Table - Fiscal 2016
Name & Triggering Event	Severance Pay($)(1)(2)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
J. E. Sheridan Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,910,343 3,357,472	3,235,474 0 5,349,973	0 0 252,675	0 71,522 95,977	3,235,474 1,981,865 9,056,097
H. J. Gallagher Death Involuntary Termination Without Cause Termination Following Change in Control	0 891,677 1,134,861	780,471 0 1,281,376	8,420 9,471 80,245	0 69,061 65,415	788,891 970,209 2,561,897
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 6,597,285 9,299,777	12,606,760 0 20,509,117	6,278,353 7,386,298 12,368,561	0 60,967 12,906,994	18,885,113 14,044,550 55,084,449
M. M. Gaudiosi Death Involuntary Termination Without Cause Termination Following Change in Control	0 814,432 2,643,497	2,576,222 0 4,251,474	0 0 210,662	0 27,156 30,307	2,576,222 841,588 7,135,940
A. D. Rosback Death Involuntary Termination Without Cause Termination Following Change in Control	0 528,355 1,340,843	779,065 0 1,319,375	0 0 87,416	0 32,473 43,383	779,065 560,828 2,791,017
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

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners’ distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2016; and (ii) performance at the greater of actual through September 30, 2016 and target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2016” and “Non-Qualified Deferred Compensation Table - Fiscal 2016.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $12,850,977 for Mr. Walsh in the event of a change in control.

COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2016. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2016

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(2)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
B. R. Ford	85,000	51,408	0	0	0	0	136,408
L. R. Greenberg	53,226	0	0	0	0	0	53,226
J. R. Hartmann	40,389	50,100	0	0	0	0	90,489
W. J. Marrazzo	90,000	51,408	0	0	0	0	141,408
A. Pol	72,500	51,408	0	0	1,079	0	124,987
P. A. Ramos	65,000	63,342	0	0	0	0	128,342
M. O. Schlanger	87,500	51,408	0	0	0	0	138,908
K. R. Turner	85,000	51,408	0	0	0	0	136,408
_________________

(1)
In Fiscal 2016, the General Partner paid its non-management directors, excluding Mr. Greenberg, an annual retainer of $65,000 for Board service. It paid an additional annual retainer of $20,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $25,000. The General Partner also paid an additional retainer of $7,500 for the chairperson of the Compensation/Pension and the Corporate Governance Committees and paid its Presiding Director a retainer of $15,000 in Fiscal 2016. The General Partner pays no meeting attendance fees to its directors. Mr. Greenberg retired as Non-Executive Chairman of the Company’s Board of Directors effective January 27, 2016. Mr. Greenberg received a pro-rated retainer fee for Fiscal 2016 and he received no equity compensation for his service as Non-Executive Chairman.

(2)
All non-employee Directors, with the exception of Messrs. Hartmann, Ramos and Greenberg, received 1,400 Phantom Units during Fiscal 2016 as part of their annual compensation. Mr. Hartmann received a pro-rated number of Phantom Units to reflect his Board election date of March 15, 2016. Mr. Ramos received an additional 325 Phantom Units in consideration of his Board service during 2015. Mr. Ramos did not receive an equity grant in Fiscal 2015. The Phantom Units were awarded under the 2010 Plan. Each Phantom Unit represents the right to receive an AmeriGas Partners Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service unless otherwise deferred. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2016. For the number of Phantom Units credited to each Director’s account as of September 30, 2016, see “Securities Ownership of certain beneficial owners and management and related security holder matters - Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.”

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
Ownership of Limited Partnership Units by Certain Beneficial Owners

The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of October 1, 2016. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

Title of Class	Name (1) and Address (2) of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Units	Percent of Class
Common Units	AmeriGas Propane, Inc.	23,756,882	26%

(1)
AmeriGas Propane, Inc. is a wholly-owned subsidiary of AmeriGas, Inc. and AmeriGas, Inc. is a wholly-owned subsidiary of UGI Corporation. By virtue of these relationships, AmeriGas, Inc. and UGI Corporation are also beneficial owners of the Partnership Common Units set forth in the above table.

(2)
The address of each of AmeriGas Propane, Inc. and UGI Corporation is 460 North Gulph Road, King of Prussia, PA 19406. The address of AmeriGas, Inc. is 2525 N. 12th Street, Suite 360, Reading, PA 19612.

Ownership of Partnership Common Units by the Directors and Named Executive Officers

The table below sets forth, as of October 1, 2016, the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Common Units (1)		Number of AmeriGas Partners Phantom Units (8)
J. E. Sheridan	51,327	(2)	0
H. J. Gallagher	9,294		0
M. M. Gaudiosi	0		0
A. D. Rosback	236		0
J. L. Walsh	12,000	(3)	0
B. R. Ford	1,550	(4)	4,380
J. R. Hartmann	0		1,200
W. J. Marrazzo	1,000	(5)	7,723
A. Pol	0		5,545
P. A. Ramos	0		1,725
M. O. Schlanger	1,000	(6)	7,723
K. R. Turner	6,500	(7)	6,307
Directors and executive officers as a group (14 persons)	85,588		34,603

_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Sheridan’s Units are held jointly with his spouse.

(3)	Mr. Walsh’s Units are held jointly with his spouse.

(4)
Mr. Ford’s Units are held in the following manner: (i) 1,200 Units are held jointly with his spouse; (ii) 50 Units are held jointly with Colleen Ford; (iii) 50 Units are held jointly with Kevin Ford; (iv) 50 Units are held jointly with Brandon Ford; and (v) 200 Units are held jointly with Brian Ford, Jr.

(5)	Mr. Marrazzo’s Units are held jointly with his spouse.

(6)	The Units shown are owned by Mr. Schlanger’s spouse. Mr. Schlanger disclaims beneficial ownership of his spouse’s Units.

(7)
The Turner Family Partnership holds 1,000 of Mr. Turner’s Units and Mr. Turner disclaims beneficial ownership of these Units, except to the extent of his interest as the general partner of the Turner Family Partnership.

(8)	The 2010 Plan provides that Phantom Units will be converted to AmeriGas Partners Common Units and paid out to Directors upon termination of service.
Equity Compensation Plan Information

The following table sets forth information as of the end of Fiscal 2016 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	210,549	0	2,348,046(1)
Equity compensation plans not approved by security holders
Total	210,549

(1)	Securities are issued under the 2010 Plan. The 2010 Plan was approved by security holders on July 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 13 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2016.

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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2016, these costs totaled approximately $557.0 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly-owned subsidiary of UGI provides the Partnership with stop loss medical coverage of $0.7 million per occurrence in excess of $0.3 million per employee per year. Another wholly-owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business. In connection with this transaction, AmeriGas OLP entered into a Shared Services Agreement whereby HVAC provides certain accounting and administrative services to the Partnership with respect to the business purchased. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2016, the Partnership incurred approximately $22.0 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, LLC and its subsidiaries (“Energy Services”), which are affiliates of UGI. There were no purchases of propane by AmeriGas OLP from Energy Services in Fiscal 2016.
The Partnership sold propane to certain affiliates of UGI which totaled approximately $339,383 in Fiscal 2016. The highest amounts due from affiliates of the Partnership during Fiscal 2016 and at November 1, 2016 were $3.6 million and $3.7 million, respectively.
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

The aggregate fees billed by Ernst & Young LLP, the Company’s independent registered public accounting firm in Fiscal 2016 and Fiscal 2015, were as follows:

	2016	2015
Audit Fees(1)	$2,236,133	$1,568,070
Audit-Related Fees(2)	60,000	0
Tax Fees	$—	0
All Other Fees	0	0
Total Fees for Services Provided	$2,296,133	$1,568,070
_________________

(1)
Audit Fees for Fiscal 2016 and Fiscal 2015 were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership, (ii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (iii) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements and documents issued in connection with securities offerings.

(2)	Audit-Related Fees for Fiscal 2016 were for audits of subsidiary financial statements and debt compliance letters.
In the course of its meetings, the Audit Committee considered whether the provision by Ernst & Young LLP of the professional services described under “Tax Fees” was compatible with Ernst & Young LLP’s independence. The Committee concluded that the independent auditor was independent from the Partnership and its management.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company’s independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving audit and permissible non-audit services provided by the independent accountants. The Audit Committee has also delegated approval authority to its Chair, such authority to be exercised in the intervals between meetings, in accordance with the Audit Committee’s pre-approval policy.

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

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting) - Ernst & Young LLP

Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedules) - Ernst & Young LLP

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of September 30, 2016 and 2015

Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014

Consolidated Statements of Partners’ Capital for the years ended September 30, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2016, 2015 and 2014

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

4.2	[Intentionally Omitted]
4.3	[Intentionally Omitted]
4.4	[Intentionally Omitted]
4.5	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.6	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.4**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.2
10.5**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.6**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
*10.7**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2016 - Terms and Conditions.
10.8**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.1
10.9**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.2
10.10**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9
10.11**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.12**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 28, 2016.	UGI	Form 10-Q (3/31/16)	10.3
10.13**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014 - Terms and Conditions for Non-Employee Directors effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.31
10.14**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3
10.15**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective July 26, 2016.	UGI	10-K (9/30/16)	10.29
10.16**	UGI Corporation 2009 Deferral Plan, as Amended and Restated, effective January 24, 2014.	UGI	Form 10-Q (3/31/14)	10.5
10.17**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2016.	UGI	Form 10-Q (3/31/16)	10.1
10.18**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 28, 2016.	UGI	Form 10-Q (3/31/16)	10.2
10.19**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2016.	UGI	Form 10-Q (3/31/16)	10.4
10.20**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2016.	AmeriGas Partners, L.P.	Form 10-Q (3/31/16)	10.1
10.21**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2016.	AmeriGas Partners, L.P.	Form 10-Q (3/31/16)	10.2
10.22**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 27, 2016.	AmeriGas Partners, L.P.	Form 10-Q (3/31/16)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.23**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
*10.24**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective July 25, 2016.
10.25**	Description of oral compensation arrangement for Mr. John L. Walsh.	UGI	Form 10-K (9/30/16)	10.10
*10.26**	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher and Anthony D. Rosback.
10.27**	Description of oral compensation arrangement for Ms. Monica M. Gaudiosi.	UGI	Form 10-K (9/30/16)	10.10
*10.28**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2016.
10.29**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3
10.30**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
10.31**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	UGI	Form 10-Q (6/30/12)	10.1
10.32**	Form of Change in Control Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-K (9/30/13)	10.39
10.33**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Messrs. Hugh J. Gallagher, Jerry E. Sheridan and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29
10.34	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.35	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.40
10.36	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.37	[Intentionally Omitted]
10.38	Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1
10.39	Amendment to Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation, dated as of March 20, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.1
10.40	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.41	Amended and Restated Credit Agreement dated as of June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/18/14)	10.1
10.42	Amendment to Contingent Residual Support Agreement dated June 20, 2016, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.1
10.43	Amendment No. 1 dated as of June 20, 2016 to Amended and Restated Credit Agreement dated June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.2
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant.
*23.1	Consent of Ernst & Young LLP.
*23.2	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.

		By:	AmeriGas Propane, Inc.,
Its General Partner

Date:	November 22, 2016	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 22, 2016, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jerry E. Sheridan	President and Chief Executive Officer
Jerry E. Sheridan	(Principal Executive Officer) and Director

/s/ Hugh J. Gallagher	Vice President - Finance and Chief Financial Officer (Principal Financial Officer)
Hugh J. Gallagher

/s/ Laurie A. Bergman	Controller and Chief Accounting Officer
Laurie A. Bergman	(Principal Accounting Officer)

/s/ John L. Walsh	Chairman and Director
John L. Walsh

/s/ Brian R. Ford	Director
Brian R. Ford

/s/ John R. Hartmann	Director
John R. Hartmann

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Anne Pol	Director
Anne Pol

/s/ Pedro A. Ramos	Director
Pedro A. Ramos

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ K. Richard Turner	Director
K. Richard Turner

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2016

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
The Audit Committee of the Board of Directors of the General Partner is composed of four members, each of whom is independent and a non-employee director of the General Partner. The Committee is responsible for monitoring and overseeing the financial reporting process, the adequacy of internal accounting controls, the independence and performance of the Partnership’s independent registered accounting firm and internal auditors. The Committee meets regularly, with and without management present, with the independent registered accounting firm and the internal auditors, both of which report directly to the Committee. In addition, the Committee provides regular reports to the Board of Directors.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).
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
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2016, based on the COSO 2013 Framework. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2016, as stated in their report, which appears herein.
/s/ Jerry E. Sheridan
Chief Executive Officer
/s/ Hugh J. Gallagher
Chief Financial Officer
/s/ Laurie A. Bergman
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

We have audited AmeriGas Partners, L.P. and subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AmeriGas Partners, L.P. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, AmeriGas Partners, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmeriGas Partners, L.P. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and partners’ capital for each of the two years in the period ended September 30, 2016 and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of AmeriGas Partners, L.P. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and partners’ capital for each of the two years in the period ended September 30, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriGas Partners, L.P. and subsidiaries at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriGas Partners, L.P. and subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

In our opinion, the consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows for the year ended September 30, 2014 present fairly, in all material respects, the results of operations and cash flows of AmeriGas Partners, L.P. and its subsidiaries for the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the Index as Item 15(a)(2)for the year ended September 30, 2014 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 26, 2014

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,827	$14,757
Accounts receivable (less allowances for doubtful accounts of $11,436 and $12,257, respectively)	182,665	199,067
Accounts receivable — related parties	2,643	2,360
Inventories	78,823	93,934
Derivative instruments	7,994	—
Prepaid expenses	22,757	21,519
Insurance indemnification receivable	16,818	18,958
Other current assets	16,921	15,766
Total current assets	344,448	366,361
Property, plant and equipment (less accumulated depreciation and amortization of $1,499,396 and $1,369,733, respectively)	1,274,557	1,324,327
Goodwill	1,978,981	1,956,688
Intangible assets	411,319	433,713
Derivative instruments	1,166	—
Other assets	47,299	39,063
Total assets	$4,057,770	$4,120,152
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$8,475	$9,679
Short-term borrowings	153,200	68,100
Accounts payable — trade	94,007	101,588
Accounts payable — related parties	2,759	445
Employee compensation and benefits accrued	40,793	57,961
Interest accrued	40,106	48,693
Customer deposits and advances	119,319	117,087
Derivative instruments	381	47,507
Other current liabilities	129,415	95,234
Total current liabilities	588,455	546,294
Long-term debt	2,325,334	2,252,257
Derivative instruments	36	7,670
Other noncurrent liabilities	124,736	113,558
Total liabilities	3,038,561	2,919,779
Commitments and contingencies (Note 12)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,923,410 and 92,889,980, respectively)	967,073	1,145,291
General partner	17,148	18,925
Total AmeriGas Partners, L.P. partners’ capital	984,221	1,164,216
Noncontrolling interest	34,988	36,157
Total partners’ capital	1,019,209	1,200,373
Total liabilities and partners’ capital	$4,057,770	$4,120,152

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended September 30,
	2016	2015	2014
Revenues:
Propane	$2,053,160	$2,612,401	$3,440,868
Other	258,657	272,921	272,067
	2,311,817	2,885,322	3,712,935
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	719,842	1,301,167	2,034,592
Cost of sales — other (excluding depreciation shown below)	78,857	86,638	81,982
Operating and administrative expenses	928,786	953,283	963,963
Depreciation	146,805	152,204	154,020
Amortization	43,175	42,676	43,195
Other operating income, net	(28,252)	(31,355)	(27,450)
	1,889,213	2,504,613	3,250,302
Operating income	422,604	380,709	462,633
Loss on extinguishments of debt	(48,889)	—	—
Interest expense	(164,095)	(162,842)	(165,581)
Income before income taxes	209,620	217,867	297,052
Income tax benefit (expense)	1,573	(2,898)	(2,611)
Net income including noncontrolling interest	211,193	214,969	294,441
Less: net income attributable to noncontrolling interest	(4,209)	(3,758)	(4,548)
Net income attributable to AmeriGas Partners, L.P.	$206,984	$211,211	$289,893
General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$40,227	$32,469	$26,749
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$166,757	$178,742	$263,144
Income per limited partner unit — basic (Note 2)	$1.77	$1.91	$2.82
Income per limited partner unit — diluted (Note 2)	$1.77	$1.91	$2.82
Average limited partner units outstanding (thousands):
Basic	92,949	92,910	92,876
Diluted	93,023	92,977	92,946

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2016	2015	2014
Net income including noncontrolling interest	$211,193	$214,969	$294,441
Other comprehensive income (loss):
Net gains on derivative instruments	—	—	44,203
Reclassifications of net gains on derivative instruments	—	(2,822)	(56,517)
Other comprehensive loss	—	(2,822)	(12,314)
Total comprehensive income including noncontrolling interest	211,193	212,147	282,127
Less: comprehensive income attributable to noncontrolling interest	(4,209)	(3,730)	(4,426)
Comprehensive income attributable to AmeriGas Partners, L.P.	$206,984	$208,417	$277,701

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$211,193	$214,969	$294,441
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	189,980	194,880	197,215
Provision for uncollectible accounts	11,215	15,800	26,403
Loss on extinguishments of debt	48,889	—	—
Unrealized (gains) losses on derivative instruments	(66,079)	47,841	9,495
Other, net	2,112	(14,754)	(6,265)
Net change in:
Accounts receivable	3,963	51,613	(15,246)
Inventories	15,478	86,198	(22,804)
Accounts payable	(5,267)	(52,975)	(16,643)
Other current assets	3,895	(10,889)	2,429
Other current liabilities	7,564	(8,825)	11,045
Net cash provided by operating activities	422,943	523,858	480,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(101,693)	(102,009)	(113,934)
Proceeds from disposals of assets	14,636	23,816	19,931
Acquisitions of businesses, net of cash acquired	(37,560)	(20,840)	(15,746)
Net cash used by investing activities	(124,617)	(99,033)	(109,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(387,659)	(368,426)	(346,744)
Noncontrolling interest activity	(5,378)	(5,949)	(5,084)
Increase (decrease) in short-term borrowings	85,100	(40,900)	(7,900)
Issuance of long-term debt, net of issuance costs	1,331,293	—	—
Repayment of long-term debt, including redemption premiums	(1,321,750)	(11,808)	(12,272)
Proceeds associated with equity based compensation plans, net of tax withheld	1,127	3,501	2,499
Capital contributions from General Partner	11	34	25
Net cash used by financing activities	(297,256)	(423,548)	(369,476)
Cash and cash equivalents increase	$1,070	$1,277	$845
CASH AND CASH EQUIVALENTS:
End of year	$15,827	$14,757	$13,480
Beginning of year	14,757	13,480	12,635
Increase	$1,070	$1,277	$845
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$167,460	$158,837	$161,518

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling Interest	Total partners’ capital
Balance September 30, 2013	92,824,539	$1,354,187	$15,930	$14,986	$1,385,103	$39,034	$1,424,137
Net income including noncontrolling interest		263,144	26,749		289,893	4,548	294,441
Net gains on derivative instruments				43,754	43,754	449	44,203
Reclassification of net gains on derivative instruments				(55,946)	(55,946)	(571)	(56,517)
Distributions		(319,427)	(27,317)		(346,744)	(5,084)	(351,828)
Unit-based compensation expense		2,299			2,299		2,299
Goodwill push-down adjustment associated with prior-year acquisition			5,073		5,073		5,073
Common Units issued in connection with employee and director plans, net of tax withheld	42,665	(943)	25		(918)		(918)
Balance September 30, 2014	92,867,204	1,299,260	20,460	2,794	1,322,514	38,376	1,360,890
Net income including noncontrolling interest		178,742	32,469		211,211	3,758	214,969
Reclassification of net gains on derivative instruments				(2,794)	(2,794)	(28)	(2,822)
Distributions		(334,387)	(34,039)		(368,426)	(5,305)	(373,731)
Unit-based compensation expense		2,228			2,228		2,228
Common Units issued in connection with employee plans, net of tax withheld	22,776	(552)	35		(517)		(517)
Distribution related to common control transaction (Note 13)					—	(644)	(644)
Balance September 30, 2015	92,889,980	1,145,291	18,925	—	1,164,216	36,157	1,200,373
Net income including noncontrolling interest		166,757	40,227		206,984	4,209	211,193
Distributions		(345,644)	(42,015)		(387,659)	(5,417)	(393,076)
Unit-based compensation expense		1,242			1,242		1,242
General Partner contribution to AmeriGas Propane, L.P.					—	39	39
Common Units issued in connection with employee and director plans, net of tax withheld	33,430	(573)	11		(562)		(562)
Balance September 30, 2016	92,923,410	$967,073	$17,148	$—	$984,221	$34,988	$1,019,209

See accompanying Notes to Consolidated Financial Statements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)
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
Note 13 — Related Party Transactions
Note 14 — Other Current Liabilities
Note 15 — Fair Value Measurements
Note 16 — Derivative Instruments and Hedging Activities
Note 17 — Other Operating Income, Net
Note 18 — Quarterly Data (Unaudited)

Note 1 — Nature of Operations
AmeriGas Partners, L.P. (“AmeriGas Partners”) is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, AmeriGas OLP and all of their subsidiaries are collectively referred to herein as “the Partnership” or “we.”
AmeriGas OLP is engaged in the distribution of propane and related equipment and supplies. AmeriGas OLP comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.
At September 30, 2016, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and its wholly owned subsidiary, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP. Effective October 1, 2016, Petrolane was merged with and into the General Partner.
AmeriGas Partners and AmeriGas OLP have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 13).

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
(Thousands of dollars, except per unit amounts and where indicated otherwise)

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
Fair Value Measurements. The Partnership applies fair value measurements on a recurring and, as otherwise required under GAAP, also on a nonrecurring basis. Fair value in GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements performed on a recurring basis principally relate to derivative instruments.
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
(Thousands of dollars, except per unit amounts and where indicated otherwise)

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
Accounts Receivable. Accounts receivable are reported on the Consolidated Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.
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
Income Taxes. AmeriGas Partners and AmeriGas OLP are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to their individual partners. AmeriGas OLP has corporate subsidiaries which are directly subject to federal and state income taxes. Accordingly, our consolidated financial statements reflect income taxes related to these corporate subsidiaries. Legislation in certain states allows for taxation of partnerships’ income and the accompanying financial statements reflect state income taxes resulting from such legislation. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders. This is a result of (1) differences between the tax basis and financial reporting basis of assets and liabilities and (2) the taxable income allocation requirements of the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”) and the Internal Revenue Code.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Prior to Fiscal 2016, other comprehensive income (loss) principally resulted from gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income.
Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.
Inventories. Our inventories are stated at the lower of cost or net realizable value. We determine cost using an average cost method for propane, specific identification for appliances and the first-in, first-out (“FIFO”) method for all other inventories.
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
Goodwill and Intangible Assets. In accordance with GAAP relating to intangible assets, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Estimated useful lives of definite-lived intangible assets, consisting of customer relationships and noncompete agreements, do not exceed 15 years. We review definite-lived intangible

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are not amortized but are tested annually for impairment (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) and written down to fair value, if impaired.

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. We are required to recognize an impairment charge under GAAP if the carrying amount of the reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. As permitted under GAAP, we assess qualitative factors to determine whether it is more likely than not that the fair value of the Partnership is less than its carrying amount. Among the significant factors considered in performing the qualitative assessment is the market price of AmeriGas Partners Common Units. Based upon this assessment, we determined that it is not more likely than not that the fair value of the Partnership is less than its carrying amount. During the fourth quarter of Fiscal 2016, the Partnership changed the measurement date for performing its annual goodwill impairment test from September 30 to July 31. This voluntary change in accounting principle, applied prospectively, is preferable as it aligns the annual goodwill impairment test date more closely with the Partnership’s internal budgeting process and did not delay, accelerate or avoid an impairment of the Partnership’s goodwill.

There were no accumulated impairment losses at September 30, 2016 and 2015 and no provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2016, Fiscal 2015 or Fiscal 2014. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Operations. For further information, see Note 10.
Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. If the undiscounted future cash flows indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values. Estimates of fair values are generally based on recent sales of similar assets and other market indicators (Level 2). No provisions for impairments were recorded during Fiscal 2016, Fiscal 2015 or Fiscal 2014.
Deferred Debt Issuance Costs. During the fourth quarter of Fiscal 2016, we adopted new accounting guidance regarding the classification of deferred debt issuance costs (see Note 3). Deferred debt issuance costs associated with long-term debt are now reflected as a direct deduction from the carrying amount of such debt rather than as a deferred charge. Deferred debt issuance costs associated with line of credit facilities remain classified as other assets on our Consolidated Balance Sheets. We are amortizing deferred debt issuance costs over the terms of the related debt. Total deferred debt issuance costs were $28,135 and $23,623 at September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, the Partnership has reflected $26,625 and $21,560, respectively, of such costs as a reduction to long-term debt on the Consolidated Balance Sheets.
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, in excess of associated billings, are classified as customer deposits and advances on the Consolidated Balance Sheets.
Equity-Based Compensation. The General Partner may grant Common Unit awards (as further described in Note 11) to employees and non-employee directors under its Common Unit plans, and employees of the General Partner may be granted stock options for UGI Common Stock. All of our equity-based compensation is measured at fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity on our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their estimated fair value at the date of grant and remeasured as of the end of each period. For a further description of our equity-based compensation plans and related disclosures, see Note 11.
Loss Contingencies Subject to Insurance. The Partnership is subject to risk of loss for general, automobile and product liability, and workers’ compensation claims for which it obtains insurance coverage under insurance policies that are subject to self-insured retentions or deductibles. In accordance with GAAP, the Partnership establishes reserves for pending legal actions, and for pending and incurred but not reported claims associated with general, automobile and workers’ compensation when it is probable that a

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

liability exists and the amount or range of amounts can be reasonably estimated. When there is a range of possible loss with equal likelihood, liabilities recorded are based upon the low end of the range. The Partnership maintains insurance coverage such that its net exposure for claims covered by insurance would be limited to the self-insured retentions or deductibles, claims above which would be paid by the insurance carrier. For such claims, the Partnership records a receivable related to the amount of the liability expected to be paid by insurance.
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
The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income (loss) per limited partner unit computations:

	2016	2015	2014
Net income attributable to AmeriGas Partners, L.P.	$206,984	$211,211	$289,893
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(42,024)	(33,845)	(27,895)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$164,960	$177,366	$261,998

Weighted average Common Units outstanding — basic (thousands)	92,949	92,910	92,876
Potentially dilutive Common Units (thousands)	74	67	70
Weighted average Common Units outstanding — diluted (thousands)	93,023	92,977	92,946

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2016, Fiscal 2015 and Fiscal 2014 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.02, $0.02, and $0.01, respectively.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Note 3 — Accounting Changes

Adoption of New Accounting Standards

Debt Issuance Costs. During the fourth quarter of Fiscal 2016, the Partnership adopted new accounting guidance regarding the classification of debt issuance costs. This new guidance amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. As required by the new guidance, prior period amounts have been reclassified. See Note 2 under “Deferred Debt Issuance Costs” for a description of the impact on the Consolidated Balance Sheets.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Accounting Standards Not Yet Adopted

Cash Flow Classification. In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU should generally be adopted on a retrospective basis. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

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

Consolidation. In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU provides new guidance regarding whether a reporting entity should consolidate certain types of legal entities including variable interest entities (“VIEs”). Among other things, the new guidance affects the consolidation analysis of reporting entities that are involved with VIEs and requires that, if a single decision maker and its related parties are under common control, the single decision maker consider indirect interests in the entity held through these related parties to be the equivalent of direct interests, in their entirety. In October 2016, the FASB issued ASU No. 2016-17, “Interests Held through Related Parties That Are under Common Control,” to amend this guidance to provide that such indirect interests be considered the equivalent of direct interests, on a proportionate basis.

The Partnership will adopt the consolidation guidance in ASU 2015-02, as amended by ASU 2016-17, beginning with the first quarter of Fiscal 2017 (the three months ending December 31, 2016). The Partnership is in the process of assessing whether ASU 2015-02, as amended, will preclude us from continuing to consolidate AmeriGas OLP. If we cannot continue to consolidate AmeriGas OLP, beginning with the financial statements for the first quarter of Fiscal 2017, AmeriGas Partners’ net investment in AmeriGas OLP will be presented in its financial statements on the equity method of accounting, and such presentation will be applied retrospectively. Under the equity method of accounting, our net investment in AmeriGas OLP will be presented as a single amount on our consolidated balance sheet, and our 98.99% share of AmeriGas OLP’s net income will be presented as a single amount on our consolidated statement of operations. In addition, our consolidated statement of cash flows will reflect the cash flows of AmeriGas Partners principally comprising cash distributions from AmeriGas OLP, cash receipts and payments associated with AmeriGas Partners’ debt, and distributions to Common Unitholders and the General Partner. We will also provide supplemental unaudited financial information of AmeriGas OLP in future Reports on Form 10-Q and supplemental audited financial statements of AmeriGas OLP in future Annual Reports on Form 10-K, and also include appropriate explanatory information regarding AmeriGas OLP’s results of operations and financial condition, and the impact of AmeriGas OLP on our results of operations and financial condition.

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

Note 4 — Acquisitions

During Fiscal 2016, Fiscal 2015 and Fiscal 2014, AmeriGas OLP acquired a number of domestic retail propane distribution businesses for total net cash consideration of $37,560, $20,840 and $15,746, respectively. In conjunction with these acquisitions, liabilities of $11,819 in Fiscal 2016, $4,160 in Fiscal 2015 and $4,491 in Fiscal 2014 were incurred. The operating results of these

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

businesses have been included in our operating results from their respective dates of acquisition. The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2016	2015	2014
Net current (liabilities) assets	$(162)	$1,609	$136
Property, plant and equipment	9,322	5,880	6,916
Goodwill	24,213	10,940	6,751
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	16,006	7,279	6,434
Other	—	(708)	—
Total	$49,379	$25,000	$20,237

The goodwill above results principally from anticipated synergies between the acquired businesses and our existing propane business. The pro forma effects of these transactions were not material.

Note 5 — Quarterly Distributions of Available Cash
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash (as defined in the Partnership Agreement) for such quarter. Available Cash generally means:
1.all cash on hand at the end of such quarter, plus
2.all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter, less
3.the amount of cash reserves established by the General Partner in its reasonable discretion.
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were as follows:

	2016	2015	2014
1st Quarter	$0.92	$0.88	$0.84
2nd Quarter	$0.92	$0.88	$0.84
3rd Quarter	$0.94	$0.92	$0.88
4th Quarter	$0.94	$0.92	$0.88

During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $47,432, $39,346 and $32,401, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2016, Fiscal 2015 and Fiscal 2014 of $38,157, $30,357 and $23,850, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 6 — Debt
Long-term debt comprises the following at September 30:

	2016	2015
AmeriGas Partners Senior Notes:
5.875% due August 2026	$675,000	$—
5.625% due May 2024	675,000	—
7.00%, due May 2022 (a)	980,844	980,844
6.75%, due May 2020	—	550,000
6.50%, due May 2021	—	270,001
6.25%, due August 2019	—	450,000
Heritage Operating, L.P. (“HOLP”) Senior Secured Notes	15,241	20,998
Other	14,349	11,653
Total long-term debt	2,360,434	2,283,496
Less: unamortized debt issuance costs (b)	(26,625)	(21,560)
Less: current maturities	(8,475)	(9,679)
Total long-term debt due after one year	$2,325,334	$2,252,257

(a)	AmeriGas Partners fully and unconditionally guarantees these senior notes co-issued by AmeriGas Finance Corp. and AmeriGas Finance LLC.

(b)	Prior-year amounts reflect the retrospective impact from the adoption of new accounting guidance regarding the classification of debt issuance costs (see Note 2 and Note 3).

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2017 — $8,475; Fiscal 2018 — $6,753; Fiscal 2019 — $6,390; Fiscal 2020 — $5,707; Fiscal 2021 — $1,558.
AmeriGas Partners Senior Notes
In June 2016, AmeriGas Partners and AmeriGas Finance Corp. issued in an underwritten offering $675,000 principal amount of 5.625% Senior Notes due May 2024 and $675,000 principal amount of 5.875% Senior Notes due August 2026 (collectively, the “AmeriGas 2016 Senior Notes”). The AmeriGas 2016 Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the AmeriGas 2016 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of the outstanding principal amount of AmeriGas Partners’ 6.50% Senior Notes, 6.75% Senior Notes and 6.25% Senior Notes, having an aggregate principal balance of $1,270,001 plus accrued and unpaid interest and early redemption premiums, and (2) for general corporate purposes. During Fiscal 2016, the Partnership recognized a loss of $48,889 associated with the early repayment of these senior notes, primarily comprising $38,906 of early redemption premiums and the write-off of $9,320 of debt issuance costs. The loss is reflected in “Loss on extinguishments of debt” on the Consolidated Statements of Operations.
HOLP Senior Secured Notes
The Partnership’s total long-term debt at September 30, 2016 and 2015, includes $15,241 and $20,998, respectively, of HOLP Senior Secured Notes including unamortized premium of $696 and $2,543, respectively. The effective interest rate on the HOLP Notes is 6.75%. The HOLP Senior Secured Notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.
AmeriGas OLP Credit Agreement
The AmeriGas Propane Credit Agreement provides for borrowings up to $525,000 (including a $125,000 sublimit for letters of credit) and permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, or one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. Under the Credit Agreement, the applicable margin on base rate borrowings ranges from 0.50% to 1.50%; the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.50%; and the facility fee ranges from 0.30% to 0.45%. The aforementioned margins and facility fees are dependent upon AmeriGas Partners’ ratio of debt

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the Credit Agreement). The AmeriGas Propane Credit Agreement expires in June 2019.
At September 30, 2016 and 2015, there were $153,200 and $68,100 of borrowings outstanding under the Credit Agreement, which amounts are reflected as short-term borrowings on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under these credit agreements at September 30, 2016 and 2015 were 2.79% and 2.20%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under these credit agreements, totaled $67,161 and $64,655 at September 30, 2016 and 2015, respectively.
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $75,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2016, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.
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
At September 30, 2016, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and AmeriGas OLP’s partnership agreement, totaled approximately $3,000,000.

Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%) basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $10,335 in Fiscal 2016, $11,435 in Fiscal 2015 and $11,237 in Fiscal 2014.
The General Partner also sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to Internal Revenue Code limits. Costs associated with these plans were not material in Fiscal 2016, Fiscal 2015 and Fiscal 2014.

Note 8 — Inventories
Inventories comprise the following at September 30:

	2016	2015
Propane gas	$61,849	$68,076
Materials, supplies and other	11,521	20,354
Appliances for sale	5,453	5,504
Total inventories	$78,823	$93,934

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2016	2015
Land	$136,728	$140,129
Buildings and improvements	193,300	190,625
Transportation equipment	262,645	257,454
Storage facilities	262,430	256,854
Equipment, primarily cylinders and tanks	1,682,493	1,636,502
Other, including work in progress	236,357	212,496
Gross property, plant and equipment	2,773,953	2,694,060
Less accumulated depreciation and amortization	(1,499,396)	(1,369,733)
Net property, plant and equipment	$1,274,557	$1,324,327

Note 10 — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2014	$1,945,748
Acquisitions	10,940
Balance September 30, 2015	1,956,688
Acquisitions	24,213
Purchase price adjustment	(1,920)
Balance September 30, 2016	$1,978,981
The Partnership’s intangible assets comprise the following at September 30:

	2016	2015
Customer relationships and noncompete agreements	$520,180	$514,333
Trademarks and tradenames (not subject to amortization)	82,944	82,944
Gross carrying amount	603,124	597,277
Accumulated amortization	(191,805)	(163,564)
Intangible assets, net	$411,319	$433,713

Amortization expense of intangible assets was $38,405, $37,905 and $38,428 in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2017 — $37,248; Fiscal 2018 — $35,889; Fiscal 2019 — $34,692; Fiscal 2020 — $33,510; Fiscal 2021 — $31,675.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 11 — Partners’ Capital and Incentive Compensation Plans
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units.
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $4,025, $5,635 and $4,286 in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. (“2010 Plan”), the General Partner may award to employees and non-employee directors grants of Common Units (comprising “AmeriGas Stock Units” and “AmeriGas Performance Units”), options, phantom units, unit appreciation rights and other Common Unit-based awards. The total aggregate number of Common Units that may be issued under the 2010 Plan is 2,800,000. The exercise price for options may not be less than the fair market value on the date of grant. Awards granted under the 2010 Plan may vest immediately or ratably over a period of years, and options can be exercised no later than ten years from the grant date. In addition, the 2010 Plan provides that Common Unit-based awards may also provide for the crediting of Common Unit distribution equivalents to participants’ accounts.
AmeriGas Stock Unit and AmeriGas Performance Unit awards entitle the grantee to AmeriGas Partners Common Units or cash once the service condition is met and, with respect to AmeriGas Performance Units, subject to market performance conditions, and for certain awards granted on or after January 1, 2015, actual net customer acquisition and retention performance. Recipients of AmeriGas Performance Units are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target number, or it may be zero. For that portion of Performance Unit awards whose ultimate payout is based upon market-based conditions (as further described below), the number of awards ultimately paid is based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a master limited partnership peer group (“Alerian MLP Group”) and, for certain AmeriGas Performance Awards granted beginning in January 2014, based upon AmeriGas Partners’ TUR relative to the two other publicly traded propane master limited partnerships in the Alerian MLP Group (“Propane MLP Group”). For Performance Unit awards granted on or after January 1, 2015, the number of AmeriGas Performance Units ultimately paid is based upon AmeriGas Partner’s TUR percentile rank relative to entities in the Alerian MLP Group as modified by AmeriGas Partners’ performance relative to the Propane MLP Group.
With respect to AmeriGas Performance Unit awards subject to measurement compared with the Alerian MLP Group, grantees may receive from 0% to 200% of the target award granted. For such grants issued on or after January 1, 2013, if AmeriGas Partners’ TUR is below the 25th percentile compared to the peer group, the grantee will not be paid. At the 25th percentile, the employee will be paid an award equal to 25% of the target award; at the 40th percentile, 70%; at the 50th percentile, 100%; at the 60th percentile, 125%; at the 75th percentile, 162.5%; and at the 90th percentile or above, 200%. The actual amount of the award is interpolated between these percentile rankings. For such grants issued on or after January 1, 2015, the amount ultimately paid shall be modified based upon AmeriGas Partners’ TUR ranking relative to the Propane MLP Group over the performance period (“MLP Modifier”). Such modification ranges from 70% to 130%, but in no event shall the amount ultimately paid, after such modification, exceed 200% of the target award grant.
With respect to AmeriGas Performance Unit awards granted in January 2014 subject to measurement compared with the Propane MLP Group, grantees will receive 150% of the target award if AmeriGas Partners’ TUR exceeds the TUR of all the other members of the Propane MLP Group. Otherwise there will be no payout of such AmeriGas Performance Units. If one of the other two members of the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“MLP Event”) and, depending upon the timing of such MLP Event, the ultimate amount of such AmeriGas Performance Unit awards to be issued pursuant to the January 2014 grant, and the amount of distribution equivalents to be paid, will depend upon AmeriGas Partners’ TUR rank relative to (1) the Alerian MLP Group for the entire performance period; (2) the Alerian MLP Group for the entire performance period and the Propane MLP Group (through the date of the MLP Event); or (3) the Propane MLP Group through the date of the MLP Event. For those performance awards granted on or after January 1, 2015 that are subject to the MLP Modifier, if an MLP Event were to occur during the performance period such MLP Modifier would be based upon AmeriGas Partners’ TUR rank as determined in (1),(2) or (3) above, as appropriate.

With respect to AmeriGas Performance Unit awards granted in January 2015 whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the annual actual

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

net customer gain and retention performance as adjusted for the net customer gain and retention performance over the three-year performance period. With respect to AmeriGas Performance Unit awards granted in January 2016 whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the actual net customer gain and retention performance over the entire three-year performance period.
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
Under GAAP, AmeriGas Performance Unit awards that are subject to market-based conditions are equity awards that, if settled in Common Units, result in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units subject to market-based conditions are estimated using a Monte Carlo valuation model. The fair value associated with the target award which will be paid in Common Units, is accounted for as equity, and the fair value of the award over the target, as well as all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability. For purposes of valuing AmeriGas Performance Unit awards that are subject to market-based conditions, expected volatility is based on the historical volatility of Common Units over a three-year period. The risk-free interest rate is based on the rates on U.S. Treasury bonds at the time of grant. Volatility for all entities in the peer group is based on historical volatility. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. AmeriGas Performance Unit awards whose ultimate payout is based upon net customer acquisition and retention performance measures are recorded as expense when it is probable all or a portion of the award will be paid. The fair value associated with the target award is the market price of the Common Units on the date of grant. The fair value of the award over the target, as well as all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards subject to market-based conditions and related compensation costs:

	Grants Awarded in Fiscal Year
	2016	2015	2014
Risk-free rate	1.3%	0.9%	0.8%
Expected life	3 years	3 years	3 years
Expected volatility	20.6%	19.2%	21.1%
Dividend Yield	10.7%	6.8%	7.5%

The General Partner granted awards under the 2010 Plan representing 73,080, 80,336 and 86,458 Common Units in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, having weighted-average grant date fair values per Common Unit subject to award of $37.93, $61.00 and $43.34, respectively. At September 30, 2016, 2,348,046 Common Units were available for future award grants under the 2010 Plan.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2016:

	Total		Vested		Non-Vested
	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2015	192,583	$49.70	46,900	$44.97	145,683	$51.22
AmeriGas Performance Units:
Granted	52,495	$37.65	1,267	$37.84	51,228	$37.65
Forfeited	(4,994)	$54.00	—	$—	(4,994)	$54.00
Vested	—	$—	30,050	$43.65	(30,050)	$43.65
Awards paid	(34,616)	$42.44	(34,616)	$42.44	—	$—
AmeriGas Stock Units:
Granted	20,585	$38.65	12,785	$36.69	7,800	$41.85
Forfeited	(800)	$42.33	—	$—	(800)	$42.33
Vested	—	$—	13,940	$49.94	(13,940)	$49.94
Awards paid	(14,704)	$49.94	(14,704)	$49.94	—	$—
September 30, 2016	210,549	$47.24	55,622	$45.67	154,927	$47.80

During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Partnership paid AmeriGas Performance Unit and AmeriGas Stock Unit awards in Common Units and cash as follows:

	2016	2015	2014
AmeriGas Performance Unit awards:
Number of Common Units subject to original Awards granted	44,800	55,750	41,251
Fiscal year granted	2013	2012	2011
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	23,017	—	—
Cash paid	$1,718	$—	$—
AmeriGas Stock Unit awards:
Number of Common Units subject to original Awards granted	20,336	42,532	72,023
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	9,272	21,509	40,842
Cash paid	$370	$789	$1,364

As of September 30, 2016, there was $1,024 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2016, there was a total of approximately $1,823 of unrecognized compensation cost associated with 210,549 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.5 years. The total fair values of Common Unit-based awards that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $1,968, $2,625 and $4,100, respectively. As of September 30, 2016 and 2015, total liabilities of $3,509 and $3,326 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 12 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $73,043 in Fiscal 2016, $67,304 in Fiscal 2015 and $63,055 in Fiscal 2014.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2017	$62,168
2018	54,792
2019	49,977
2020	45,846
2021	38,570
Thereafter	103,792
Total minimum operating lease payments	$355,145

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2016, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $42,100. The fair values of residual lease guarantees were not material at September 30, 2016.
The Partnership enters into fixed-price and variable-price contracts with suppliers to purchase a portion of its propane supply requirements. Obligations under these contracts existing at September 30, 2016, were not material.
The Partnership also enters into contracts to purchase propane to meet additional supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Contingencies

Purported Class Action Lawsuits. In connection with the Partnership’s 2012 acquisition of the subsidiaries of Energy Transfer Partners, L.P. (“ETP”) that operated ETP’s propane distribution business (“Heritage Propane”), the Partnership became party to a class action lawsuit that was filed against Heritage Operating, L.P. in 2005 by Alfred L. Williams, II, on behalf of himself and all others similarly situated. The class action lawsuit alleged, among other things, wrongful collection of tank rental payments from legacy customers of People’s Gas, which was acquired by Heritage Propane in 2000. In 2010, the Florida District Court certified the class and in January 2015, the Florida District Court awarded the class approximately $18,000. In April 2016, the Partnership appealed the verdict to the Florida Second District Court of Appeals (the “Second DCA”) and, in September 2016, the Second DCA affirmed the verdict without opinion. Prior to the Second DCA’s action in the case, we believed that the likelihood of the Second DCA affirming the Florida District Court’s decision was remote. As a result of the Second DCA’s actions, in September 2016, the Partnership recorded a $14,950 adjustment to its litigation accrual to reflect the full amount of the award plus associated interest. In October 2016, the Partnership filed a Motion for Written Opinion and for Rehearing En Banc with the Second DCA, which motions are still pending. We believe we have strong arguments to support the aforementioned motions.

Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade their common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) and in August 2016, the Eighth Circuit affirmed the District Court’s dismissal of the direct customer’s claims against the Partnership/UGI. The direct customers filed a petition requesting an en banc review of the Eighth Circuit decision, which is still pending. The indirect customers filed an amended complaint claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In September 2016, the District Court dismissed the amended complaint in its entirety. The indirect purchasers appealed this decision to the Eighth Circuit, and the appeal is still pending. On July 21, 2016, several new indirect purchaser plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect purchaser class action lawsuit was dismissed in September 2016 and certain indirect purchaser plaintiffs appealed this decision, consolidating their appeal with the indirect purchaser appeal that is pending in the Eighth Circuit. We are unable to reasonably estimate the impact, if any, arising from such litigation. We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

Note 13 — Related Party Transactions
Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $556,964 in Fiscal 2016, $576,135 in Fiscal 2015, and $555,401 in Fiscal 2014, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $18,680 in Fiscal 2016, $22,624 in Fiscal 2015 and $20,531 in Fiscal 2014. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $2,323 in Fiscal 2016, $2,985 in Fiscal 2015 and $3,989 in Fiscal 2014.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services were not material during Fiscal 2016, 2015 and 2014.
In addition, AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $339, $1,216 and $1,212 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business for $2,000 cash. Because the transaction was between entities under common control, the purchase price in excess of the carrying value of assets transferred was considered an equity transaction and has been recorded as a distribution in the Consolidated Statements of Partners’ Capital. In connection with this transaction, AmeriGas OLP entered into a Shared Services Agreement (“SSA”) whereby HVAC provides certain accounting and administrative services to the Partnership with respect to the business purchased. Expenses associated with the SSA totaled $1,025 and $991 for Fiscal 2016 and Fiscal 2015, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 14 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2016	2015
Litigation, property and casualty liabilities	$75,415	$40,216
Taxes other than income taxes	10,141	12,950
Deferred tank fee revenue	22,353	22,232
Other	21,506	19,836
Total other current liabilities	$129,415	$95,234

Note 15 — Fair Value Measurements
Derivative Instruments
The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2016 and 2015:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2016:
Derivative instruments:
Assets:
Commodity contracts	$—	$13,522	$—	$13,522
Liabilities:
Commodity contracts	$—	$(4,779)	$—	$(4,779)
September 30, 2015
Derivative instruments:
Assets:
Commodity contracts	$—	$1,242	$—	$1,242
Liabilities:
Commodity contracts	$—	$(58,579)	$—	$(58,579)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2016, the carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were $2,360,434 and $2,483,565, respectively. At September 30, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were $2,283,496 and $2,325,741, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).
Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets.

Note 16 — Derivative Instruments and Hedging Activities
The Partnership is exposed to certain market risks associated with its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are commodity price risk and interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits.
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At September 30, 2016 and 2015, total volumes associated with propane commodity derivatives totaled 245.4 million gallons and 345.9 million gallons, respectively. At September 30, 2016, the maximum period over which we are economically hedging propane market price risk is 36 months.
At September 30, 2016 and 2015, there were no amounts remaining in AOCI associated with commodity cash flow hedges.
Interest Rate Risk
Our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. At September 30, 2016 or 2015, we had no settled or unsettled IRPAs.
Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
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
(Thousands of dollars, except per unit amounts and where indicated otherwise)

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
Fair Value of Derivative Instruments
The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30, 2016 and 2015:

	2016	2015
Derivative assets:
Derivatives not designated as hedging instruments:
Propane contracts	$13,522	$1,242
Total derivative assets - gross	13,522	1,242
Gross amounts offset in the balance sheet	(4,362)	(1,242)
Total derivative assets - net	$9,160	$—
Derivative liabilities:
Derivatives not designated as hedging instruments:
Propane contracts	$(4,779)	$(58,579)
Total derivative liabilities - gross	(4,779)	(58,579)
Gross amounts offset in the balance sheet	4,362	1,242
Cash collateral pledged	—	2,160
Total derivative liabilities - net	$(417)	$(55,177)
Effect of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Gain Recognized in AOCI and Noncontrolling Interest			Gain Reclassified from AOCI and Noncontrolling Interest into Income			Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
	2016	2015	2014	2016	2015	2014
Cash Flow Hedges:
Propane contracts	$—	$—	$44,203	$—	$2,822	$56,517	Cost of sales - propane

	Gain (Loss)			Location of Gain (Loss) Recognized in Income
	Recognized in Income
	2016	2015	2014
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$2,567	$(209,351)	$(4,863)	Cost of sales - propane

For those derivative instruments accounted for as cash flow hedges during Fiscal 2014, the amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts that provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although certain of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sales exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

Note 17 — Other Operating Income, Net
Other operating income, net, comprises the following:

	2016	2015	2014
Gains on sales of fixed assets	$8,062	$14,260	$6,524
Finance charges	15,201	12,665	17,459
Other	4,989	4,430	3,467
Total other operating income, net	$28,252	$31,355	$27,450

Note 18 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our propane business and also reflect unrealized gains and losses on commodity derivative instruments used to economically hedge commodity price risk (see Note 16).

	December 31,		March 31,		June 30,		September 30,
	2016	2015	2016	2015	2016 (a)	2015	2016 (a) (b)	2015
Revenues	$644,098	$888,792	$827,487	$1,100,317	$446,684	$477,977	$393,548	$418,236
Operating income (loss)	$124,121	$2,340	$289,882	$371,681	$46,204	$15,635	$(37,603)	$(8,947)
Loss on extinguishments of debt	$—	$—	$—	$—	$(37,086)	$—	$(11,803)	$—
Net income (loss) including noncontrolling interest	$82,186	$(39,564)	$248,786	$329,779	$(32,627)	$(25,441)	$(87,152)	$(49,805)
Net income (loss) attributable to AmeriGas Partners, L.P.	$80,973	$(39,571)	$245,908	$326,055	$(33,069)	$(25,578)	$(86,828)	$(49,695)
Income (loss) per limited partner unit (c):
Basic	$0.77	$(0.49)	$1.74	$2.18	$(0.46)	$(0.37)	$(1.04)	$(0.62)
Diluted	$0.77	$(0.49)	$1.74	$2.17	$(0.46)	$(0.37)	$(1.04)	$(0.62)

(a)
Includes loss on extinguishments of debt which increased net loss including noncontrolling interest and net loss attributable to AmeriGas Partners, L.P. by $37,086 and $11,803 for the quarters ended June 30, 2016 and September 30, 2016, respectively (see Note 6).

(b)	Includes increase in litigation accrual which increased operating loss by $14,950 and net loss attributable to AmeriGas Partners, L.P. by $14,799 (see Note 12).

(c)
Theoretical distributions of net income (loss) attributable to AmeriGas Partners, L.P. in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share (see Note 2) resulted in a different allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner and the limited partners in the computation of income per limited partner unit which had the effect of decreasing quarterly earnings per limited partner unit for the quarter ended March 31 as follows:

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

	March 31,
Quarter ended:	2016	2015
Decrease in income per limited partner unit	$(0.79)	$(1.23)

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash	$11,662	$8,842
Accounts receivable — related party	—	499
Total current assets	11,662	9,341
Investment in AmeriGas Propane, L.P.	3,317,856	3,434,114
Other assets	56	56
Total assets	$3,329,574	$3,443,511
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other liabilities	$2,005	$604
Accrued interest (including related party accrued interest)	39,198	47,662
Total current liabilities	41,203	48,266
Long-term debt (a)	2,304,150	2,231,029
Commitments and contingencies
Partners’ capital:
Common unitholders	967,073	1,145,291
General partner	17,148	18,925
Total partners’ capital	984,221	1,164,216
Total liabilities and partners’ capital	$3,329,574	$3,443,511

(a)	Includes related-party long-term debt comprising $980,844 principal amount of 7.00% notes due May 2022.

Commitments and Contingencies
There are no scheduled principal repayments of long-term debt during the next five fiscal years. AmeriGas Partners fully and unconditionally guarantees $980,844 principal amount of 7.00% Senior Notes due May 2022 co-issued by AmeriGas Finance Corp. and AmeriGas Finance LLC.

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended September 30,
	2016	2015	2014
Operating expenses, net	$(255)	$(1,517)	$(258)
Loss on extinguishments of debt	(48,889)	—	—
Interest expense (including related party interest expense)	(156,350)	(155,510)	(155,510)
Loss before income taxes	(205,494)	(157,027)	(155,768)
Income tax (benefit) expense	—	(6)	6
Loss before equity in income of AmeriGas Propane, L.P.	(205,494)	(157,021)	(155,774)
Equity in income of AmeriGas Propane, L.P.	412,478	368,232	445,667
Net income attributable to AmeriGas Partners	206,984	211,211	289,893
Equity in other comprehensive loss of AmeriGas Propane, L.P.	—	(2,794)	(12,192)
Comprehensive income attributable to AmeriGas Partners	$206,984	$208,417	$277,701
General partner’s interest in net income attributable to AmeriGas Partners	$40,227	$32,469	$26,749
Limited partners’ interest in net income attributable to AmeriGas Partners	$166,757	$178,742	$263,144
Income per limited partner unit — basic and diluted	$1.77	$1.91	$2.82
Average limited partner units outstanding — basic (thousands)	92,949	92,910	92,876
Average limited partner units outstanding — diluted (thousands)	93,023	92,977	92,946

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2016	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$371,536	$368,987	$348,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to AmeriGas Propane, L.P.	(3,900)	—	—
Net cash used by investing activities	(3,900)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(387,659)	(368,426)	(346,744)
Issuance of long-term debt	1,331,293	—	—
Repayments of long-term debt	(1,309,588)	—	—
Proceeds associated with equity based compensation plans, net of tax withheld	1,127	3,501	2,499
Capital contribution from General Partner	11	34	25
Net cash used by financing activities	(364,816)	(364,891)	(344,220)
Increase in cash and cash equivalents	$2,820	$4,096	$4,484
CASH AND CASH EQUIVALENTS:
End of year	$11,662	$8,842	$4,746
Beginning of year	8,842	4,746	262
Increase	$2,820	$4,096	$4,484

(a)	Includes cash distributions received from AmeriGas Propane, L.P. of $530,912, $519,885 and $498,204 for the years ended September 30, 2016, 2015 and 2014, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2016
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$12,257	$11,215	$(12,036)	(1)	$11,436

Year Ended September 30, 2015
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,681	$15,800	$(21,224)	(1)	$12,257

Year Ended September 30, 2014
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$18,552	$26,403	$(27,274)	(1)	$17,681

(1)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description
10.7	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2016 - Terms and Conditions.

10.24	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective July 25, 2016.

10.26	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher, and Anthony D. Rosback.

10.28	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2016.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	UGI Corporation Equity-Based Compensation Information.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase