Form 10-Q
period 2016-12-31
AMERIGAS PARTNERS LP
filed 2017-02-03
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2017, there were 92,956,163 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

- i -

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2016	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,253	$15,827	$17,251
Accounts receivable (less allowances for doubtful accounts of $13,014, $11,436 and $12,712, respectively)	311,243	182,665	268,250
Accounts receivable — related parties	3,085	2,643	3,291
Inventories	98,931	78,823	99,006
Derivative instruments	27,084	7,994	—
Prepaid expenses and other current assets	55,979	56,496	60,110
Total current assets	505,575	344,448	447,908
Property, plant and equipment (less accumulated depreciation and amortization of $1,527,769, $1,499,396 and $1,404,118, respectively)	1,256,291	1,274,557	1,315,500
Goodwill	1,979,146	1,978,981	1,971,999
Intangible assets, net	402,188	411,319	433,755
Derivative instruments	7,390	1,166	—
Other assets	49,190	47,299	37,271
Total assets	$4,199,780	$4,057,770	$4,206,433
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$7,570	$8,475	$10,901
Short-term borrowings	77,500	153,200	182,000
Accounts payable — trade	157,160	94,007	128,443
Accounts payable — related parties	707	2,759	440
Customer deposits and advances	103,762	119,319	114,999
Derivative instruments	—	381	45,391
Other current liabilities	195,701	210,314	157,348
Total current liabilities	542,400	588,455	639,522
Long-term debt	2,519,950	2,325,334	2,254,488
Derivative instruments	—	36	13,099
Other noncurrent liabilities	123,319	124,736	113,153
Total liabilities	3,185,669	3,038,561	3,020,262
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,926,920, 92,923,410 and 92,893,723, respectively)	960,510	967,073	1,131,597
General partner	16,760	17,148	18,803
Total AmeriGas Partners, L.P. partners’ capital	977,270	984,221	1,150,400
Noncontrolling interest	36,841	34,988	35,771
Total partners’ capital	1,014,111	1,019,209	1,186,171
Total liabilities and partners’ capital	$4,199,780	$4,057,770	$4,206,433
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended December 31,
	2016	2015
Revenues:
Propane	$604,056	$573,904
Other	73,110	70,194
	677,166	644,098
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	214,405	227,922
Cost of sales — other (excluding depreciation shown below)	20,582	20,867
Operating and administrative expenses	226,802	230,889
Depreciation	33,989	38,606
Amortization	10,622	10,600
Other operating expense (income), net	3,135	(8,907)
	509,535	519,977
Operating income	167,631	124,121
Loss on extinguishment of debt	(33,151)	—
Interest expense	(40,028)	(41,025)
Income before income taxes	94,452	83,096
Income tax expense	(837)	(910)
Net income including noncontrolling interest	93,615	82,186
Deduct net income attributable to noncontrolling interest	(1,661)	(1,213)
Net income attributable to AmeriGas Partners, L.P.	$91,954	$80,973

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$11,352	$9,455
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$80,602	$71,518
Income per limited partner unit — basic and diluted:
Basic	$0.87	$0.77
Diluted	$0.87	$0.77
Weighted average limited partner units outstanding (thousands):
Basic	92,967	92,922
Diluted	93,019	93,004
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$93,615	$82,186
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	44,611	49,206
Provision for uncollectible accounts	3,308	3,155
Change in unrealized (gains) losses on derivative instruments	(25,730)	5,633
Loss on extinguishment of debt	33,151	—
Other, net	5,274	(627)
Net change in:
Accounts receivable	(132,293)	(72,661)
Inventories	(20,068)	(4,908)
Accounts payable	64,201	26,850
Collateral deposits	—	(2,320)
Other current assets	(4,291)	(3,867)
Other current liabilities	(28,735)	(46,666)
Net cash provided by operating activities	33,043	35,981
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(26,380)	(27,974)
Proceeds from disposals of assets	2,826	5,179
Acquisitions of businesses, net of cash acquired	(835)	(25,761)
Net cash used by investing activities	(24,389)	(48,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(99,091)	(95,038)
Noncontrolling interest activity	192	(1,599)
(Decrease) increase in short-term borrowings	(75,700)	113,900
Issuances of long-term debt, net of issuance costs	690,000	—
Repayments of long-term debt, including redemption premiums	(530,629)	(2,194)
Net cash (used) provided by financing activities	(15,228)	15,069
Cash and cash equivalents (decrease) increase	$(6,574)	$2,494
CASH AND CASH EQUIVALENTS
End of period	$9,253	$17,251
Beginning of period	15,827	14,757
(Decrease) increase	$(6,574)	$2,494
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2016:
Balance September 30, 2016	92,923,410	$967,073	$17,148	$984,221	$34,988	$1,019,209
Net income including noncontrolling interest		80,602	11,352	91,954	1,661	93,615
Distributions		(87,351)	(11,740)	(99,091)	(1,410)	(100,501)
Unit-based compensation expense		239		239		239
General Partner contribution to AmeriGas Propane, L.P.				—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	3,510	(53)		(53)		(53)
Balance December 31, 2016	92,926,920	$960,510	$16,760	$977,270	$36,841	$1,014,111

	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
For the three months ended December 31, 2015:
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$1,164,216	$36,157	$1,200,373
Net income including noncontrolling interest		71,518	9,455	80,973	1,213	82,186
Distributions		(85,461)	(9,577)	(95,038)	(1,599)	(96,637)
Unit-based compensation expense		307		307		307
Common Units issued in connection with employee and director plans, net of tax withheld	3,743	(58)		(58)		(58)
Balance December 31, 2015	92,893,723	$1,131,597	$18,803	$1,150,400	$35,771	$1,186,171
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
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

At December 31, 2016, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and, prior to its merger with and into the General Partner effective October 1, 2016, Petrolane Incorporated (“Petrolane,” a predecessor company of the Partnership), also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and AmeriGas OLP have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 9).

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. The September 30, 2016, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“the Partnership’s 2016 Annual Report”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Principles of Consolidation. The consolidated financial statements include the accounts of AmeriGas Partners, its majority-owned subsidiary AmeriGas OLP, and its 100%-owned finance subsidiaries AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., AP Eagle Finance Corp., and AmeriGas Finance LLC. AmeriGas Partners and AmeriGas OLP are under the common control of the General Partner. The General Partner of AmeriGas OLP, which is also the General Partner of AmeriGas Partners, makes all decisions for AmeriGas OLP; limited partners of AmeriGas OLP do not have the ability to remove the General Partner or participate in the decision-making for AmeriGas OLP. The accounts of AmeriGas OLP are included based upon the determination that AmeriGas Partners has a controlling financial interest in and is the primary beneficiary of AmeriGas OLP.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended December 31,
	2016	2015
Net income attributable to AmeriGas Partners, L.P.	$91,954	$80,973
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(11,352)	(9,455)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$80,602	$71,518
Weighted average Common Units outstanding — basic (thousands)	92,967	92,922
Potentially dilutive Common Units (thousands)	52	82
Weighted average Common Units outstanding — diluted (thousands)	93,019	93,004

There was no dilutive effect of theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2016 and 2015.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For the three months ended December 31, 2016 and 2015, none of our derivative instruments were designated as hedges under GAAP.

Changes in the fair values of commodity derivative instruments for all periods presented are reflected in “cost of sales — propane” on the Condensed Consolidated Statements of Operations. Cash flows from derivative instruments are included in cash flows from operating activities.

For additional information on the accounting for our derivative instruments, see Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s 2016 Annual Report.

Deferred Debt Issuance Costs. During the fourth quarter of Fiscal 2016, we adopted new accounting guidance regarding the classification of deferred debt issuance costs. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Deferred debt issuance costs associated with line of credit facilities continue to be classified as “other assets” on our Condensed Consolidated Balance Sheets. As a result of the retrospective application of the new accounting guidance, the Partnership has reflected $20,547 of such costs as a reduction to long-term debt, including current maturities, on the accompanying December 31, 2015 Condensed Consolidated Balance Sheet. Previously, these costs were presented within “other assets.”

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and costs. These estimates are based on

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

management’s knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may be different from these estimates and assumptions.

Correction of Prior Period Error. During the three months ended December 31, 2016, the Partnership determined that it had not properly recorded gains on sales of fixed assets relating to certain assets acquired in the acquisition of Heritage Propane in Fiscal 2012.  During the three months ended December 31, 2016, the Partnership evaluated the impact of the error on prior periods and determined that the effect was not material to the financial statements for the three months ended December 31, 2016, or any prior period financial statement, and recorded the cumulative effect of the error in accounting for certain property, plant and equipment disposals as of October 1, 2016. The correction of the error increased other operating expense, net by $8,847 and decreased depreciation expense by $1,162 for the three months ended December 31, 2016.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes

Adoption of New Accounting Standards

Consolidation. During the first quarter of Fiscal 2017, the Partnership adopted Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to Consolidation Analysis” and ASU No. 2016-17, “Interest Held through Related Parties That Are under Common Control”. These ASUs provide new accounting guidance regarding whether a reporting entity should consolidate certain types of legal entities including variable interest entities (“VIEs”). Among other things, the new guidance affects the consolidation analysis of reporting entities that are involved with VIEs and requires that, under ASU 2015-02, if a single decision maker and its related parties are under common control, the single decision maker consider indirect interests in the entity held through these related parties to be the equivalent of direct interests, in their entirety. ASU 2016-07 amended the guidance in ASU 2015-02 to provide that such indirect interests be considered the equivalent of direct interests, on a proportionate basis. The adoption of this new guidance did not impact our consolidated financial statements.

Accounting Standards Not Yet Adopted

Goodwill Impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” Under the new accounting guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but not to exceed the total amount of the goodwill of the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment, if applicable. The provisions of the new accounting guidance are required to be applied prospectively. The new accounting guidance is effective for the Partnership for goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (Fiscal 2021). Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

Cash Flow Classification. In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU should generally be adopted on a retrospective basis. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

the impact on its financial statements from the adoption of the new guidance but anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance provided under this ASU, as amended, supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Partnership for interim and annual periods beginning after December 15, 2017 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption. We have not yet selected a transition method and are currently evaluating the impact on our financial statements from the adoption of this guidance.

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	December 31, 2016	September 30, 2016	December 31, 2015
Goodwill (not subject to amortization)	$1,979,146	$1,978,981	$1,971,999
Intangible assets:
Customer relationships and noncompete agreements	$520,480	$520,180	$523,783
Accumulated amortization	(201,236)	(191,805)	(172,972)
Intangible assets, net (definite-lived)	319,244	328,375	350,811
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$402,188	$411,319	$433,755

Amortization expense of intangible assets was $9,431 and $9,408 for the three months ended December 31, 2016 and 2015, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2017 and the next four fiscal years is as follows: remainder of Fiscal 2017 — $27,854; Fiscal 2018 — $35,929; Fiscal 2019 — $34,732; Fiscal 2020 — $33,550; Fiscal 2021 — $31,700.

Note 5 — Debt

In December 2016, AmeriGas Partners and AmeriGas Finance Corp., a 100% wholly owned finance subsidiary of AmeriGas Partners, issued $700,000 of 5.50% Senior Notes due May 2025 (the “5.50% Senior Notes”). The 5.50% Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the 5.50% Senior Notes were used for (1) the early repayment, pursuant to a tender offer, of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $499,970 plus accrued and unpaid interest and early redemption premiums, (2) repayment of short-term borrowings and (3) general corporate purposes. During the three months ended December 31, 2016, the Partnership recognized a loss of $33,151 associated with the early repayment of a portion of the 7.00% Senior Notes, principally comprising $28,748 of early redemption premiums and the write-off of $4,403 of unamortized debt issuance costs. The loss is reflected in “Loss on extinguishment of debt” on the Condensed Consolidated Statements of Operations.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
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

Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade their common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”), and in August 2016, the Eighth Circuit affirmed the District Court’s dismissal of the direct customer’s claims against the Partnership/UGI. The direct customers filed a petition requesting an en banc review of the Eighth Circuit decision, which was granted. The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In September 2016, the District Court dismissed the amended complaint in its entirety. The indirect purchasers appealed this decision to the Eighth Circuit; this appeal has been stayed pending the en banc review of the direct purchasers’ claims. On July 21, 2016, several new indirect purchaser plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect purchaser class action lawsuit was dismissed in September 2016 and certain indirect purchaser plaintiffs appealed the decision, consolidating their appeal with the indirect purchaser appeal still pending in the Eighth Circuit. We are unable to reasonably estimate the impact, if any, arising from such litigation. We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 7 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of December 31, 2016, September 30, 2016 and December 31, 2015:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2016:
Assets:
Propane contracts	$—	$34,625	$—	$34,625
Liabilities:
Propane contracts	$—	$(151)	$—	$(151)
September 30, 2016:
Assets:
Propane contracts	$—	$13,522	$—	$13,522
Liabilities:
Propane contracts	$—	$(4,779)	$—	$(4,779)
December 31, 2015:
Assets:
Propane contracts	$—	$476	$—	$476
Liabilities:
Propane contracts	$—	$(63,446)	$—	$(63,446)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 31, 2016, the carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were $2,558,707 and $2,619,790, respectively. At September 30, 2016, the carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were $2,360,434 and $2,483,565, respectively. At December 31, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were $2,285,936 and $2,200,470, respectively. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2).

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 8 — Derivative Instruments and Hedging Activities

The Partnership is exposed to certain market risks associated with its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risk managed by derivative instruments is commodity price risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments the Partnership can use, counterparty credit limits and contract authorization limits. Although our commodity derivative instruments extend over a number of years, a significant portion of our commodity derivative instruments economically hedge commodity price risk during the next twelve months.

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At December 31, 2016, September 30, 2016 and December 31, 2015, total volumes associated with propane commodity derivatives totaled 228.5 million gallons, 245.4 million gallons and 357.4 million gallons, respectively. At December 31, 2016, the maximum period over which we are economically hedging propane market price risk is 33 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at December 31, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of December 31, 2016, September 30, 2016 and December 31, 2015:

	December 31, 2016	September 30, 2016	December 31, 2015
Derivative assets not designated as hedging instruments:
Propane contracts	$34,625	$13,522	$476
Total derivative assets — gross	34,625	13,522	476
Gross amounts offset in the balance sheet	(151)	(4,362)	(476)
Total derivative assets — net	$34,474	$9,160	$—

Derivative liabilities not designated as hedging instruments:
Propane contracts	$(151)	$(4,779)	$(63,446)
Total derivative liabilities — gross	(151)	(4,779)	(63,446)
Gross amounts offset in the balance sheet	151	4,362	476
Cash collateral pledged	—	—	4,480
Total derivative liabilities — net	$—	$(417)	$(58,490)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015:

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended December 31,	2016	2015
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$32,100	$(27,707)	Cost of sales — propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $147,591 and $150,054 for the three months ended December 31, 2016 and 2015, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,684 and $3,360 for the three months ended December 31, 2016 and 2015, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items during the three months ended December 31, 2016 and 2015 were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases are generally based on the market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three months ended December 31, 2016 and 2015.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during the three months ended December 31, 2016 and 2015 were not material.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; (17) the availability, timing, and success of our acquisitions and investments to grow our business; and (18) the interruption, disruption, failure, malfunction, or breach of our information technology systems, including due to cyber attack.

These factors, and those factors set forth in Item 1A. Risk Factors in the Partnership’s 2016 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2016 (“2016 three-month period”) with the three months ended December 31, 2015 (“2015 three-month period”).
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

AmeriGas Partners’ management presents the non-GAAP measures “Adjusted EBITDA,” “adjusted net income attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income” (in addition to “net income attributable to AmeriGas Partners” determined in accordance with GAAP) in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) changes in unrealized gains and losses, and certain realized gains and losses,

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

on commodity derivative instruments not associated with current-period transactions and (2) certain other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” including reconciliations of these non-GAAP measures to the most closely associated GAAP measures, see “Non-GAAP Financial Measures” below.

Executive Overview

Three Months Ended December 31, 2016

We recorded GAAP net income attributable to AmeriGas Partners for the 2016 three-month period of $92.0 million compared to GAAP net income attributable to AmeriGas Partners for the 2015 three-month period of $81.0 million. GAAP net income in the 2016 three-month period reflects the effects of (1) $25.7 million of unrealized gains on commodity derivative instruments not associated with current-period transactions and (2) a $33.2 million loss on an early extinguishment of debt. Net income attributable to AmeriGas Propane for the three months ended December 31, 2016 was also reduced by the impact of net adjustments of $7.7 million to correct previously recorded gains on sales of fixed assets ($8.8 million) and to decrease associated depreciation expense ($1.1 million) relating to certain assets acquired in the Heritage acquisition in 2012 (see Note 2 to condensed consolidated financial statements). GAAP net income in the 2015 three-month period reflects the effects of $5.6 million of unrealized losses on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for the 2016 three-month period was $99.6 million compared with adjusted net income attributable to AmeriGas Partners for the 2015 three-month period of $86.5 million. The $13.1 million increase principally reflects a $15.6 million increase in adjusted total margin and slightly lower operating and administrative expenses partially offset by the impact of the aforementioned $7.7 million of net adjustments to correct the previously recorded gains on sales of fixed assets and depreciation relating to certain fixed assets. The increase in adjusted total margin in the 2016 three-month period reflects higher retail volumes sold due to weather that was colder than in the prior-year three-month period.

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
Management believes earnings before interest, income taxes, depreciation and amortization (“EBITDA”), as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have (“Adjusted EBITDA”), is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of Adjusted EBITDA may be different from those used by other companies. Management uses Adjusted EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes, the effects of gains and losses on commodity derivative instruments not associated with current-period transactions or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization, gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have from Adjusted EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant periods. Management also uses Adjusted EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s Adjusted EBITDA to assess the profitability of the Partnership which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s Adjusted EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment.
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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Millions of dollars)	Three Months Ended December 31,
	2016	2015
Adjusted total margin:
Total revenues	$677.2	$644.1
Cost of sales — propane	(214.4)	(227.9)
Cost of sales — other	(20.6)	(20.9)
Total margin	442.2	395.3
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(25.7)	5.6
Adjusted total margin	$416.5	$400.9

Adjusted operating income:
Operating income	$167.6	$124.1
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(25.7)	5.6
Adjusted operating income	$141.9	$129.7

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$92.0	$81.0
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(25.7)	5.6
Loss on extinguishment of debt	33.2	—
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions (a)	0.1	(0.1)
Adjusted net income attributable to AmeriGas Partners	$99.6	$86.5

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$92.0	$81.0
Income tax expense	0.8	0.9
Interest expense	40.0	41.0
Depreciation	34.0	38.6
Amortization	10.6	10.6
EBITDA	177.4	172.1
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(25.7)	5.6
Loss on extinguishment of debt	33.2	—
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions (a)	0.2	—
Adjusted EBITDA	$185.1	$177.7

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

2016 three-month period compared with 2015 three-month period

Three Months Ended December 31,	2016	2015	Increase (Decrease)
(Dollars in millions)
Gallons sold (millions):
Retail	305.7	295.1	10.6	3.6%
Wholesale	13.6	14.9	(1.3)	(8.7)%
	319.3	310.0	9.3	3.0%
Revenues:
Retail propane	$593.6	$565.1	$28.5	5.0%
Wholesale propane	10.5	8.8	1.7	19.3%
Other	73.1	70.2	2.9	4.1%
	$677.2	$644.1	$33.1	5.1%
Total margin (a)(b)	$442.2	$395.3	$46.9	11.9%
Operating and administrative expenses	$226.8	$230.9	$(4.1)	(1.8)%
Operating income (b)(d)(e)	$167.6	$124.1	$43.5	35.1%
Net income attributable to AmeriGas Partners (b)(d)(e)	$92.0	$81.0	$11.0	13.6%
Non-GAAP financial measures (c):
Adjusted total margin	$416.5	$400.9	$15.6	3.9%
EBITDA (b)(d)	$177.4	$172.1	$5.3	3.1%
Adjusted EBITDA (d)	$185.1	$177.7	$7.4	4.2%
Adjusted operating income (d)	$141.9	$129.7	$12.2	9.4%
Adjusted net income attributable to AmeriGas Partners (d)	$99.6	$86.5	$13.1	15.1%
Heating degree days — % (warmer) than normal (f)	(13.9)%	(19.9)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2016 and 2015 three-month periods include the impact of net unrealized gains (losses) of $25.7 million and $(5.6) million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(d)
Amounts for the three months ended December 31, 2016 reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decrease depreciation expense ($1.1 million) relating to certain assets acquired in the Heritage acquisition in 2012, which reduced operating income, adjusted operating income, net income attributable to AmeriGas Partners and adjusted net income attributable to AmeriGas Partners by $7.7 million; and reduced EBITDA and Adjusted EBITDA by $8.8 million. See Note 2 to condensed consolidated financial statements.

(e)	The three months ended December 31, 2016 includes the impact of a $33.2 million loss on extinguishment of debt (see Note 5 to condensed consolidated financial statements).

(f)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2016 three-month period increased 3.6% compared with the prior-year period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 7.4% colder than the prior-year period although significantly warmer than normal.

Retail propane revenues increased $28.5 million during the 2016 three-month period reflecting the effects of the higher retail volumes sold ($20.3 million) and higher average retail selling prices ($8.2 million). Wholesale propane revenues increased $1.7 million during the 2016 three-month period reflecting the effects of higher average wholesale selling prices ($2.5 million) partially offset by lower wholesale volumes sold ($0.8 million). Average daily wholesale propane commodity prices during the 2016 three-

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 39% higher than such prices during the 2015 three-month period. Other revenues in the 2016 three-month period were slightly higher than in the prior-year period.

Total cost of sales during the 2016 three-month period decreased $13.8 million from the prior-year period. Cost of sales in the 2016 and 2015 three-month periods includes $25.7 million and $(5.6) million of gains (losses) on commodity derivative instruments not associated with current-period transactions. Excluding the effects on cost of sales of the net gains and (losses) on derivative commodity instruments, total cost of sales increased $17.5 million principally reflecting the effects of higher Partnership average propane product costs ($10.9 million) and the effects of the greater propane volumes sold ($7.0) partially offset by lower other cost of sales.

Total margin (which includes $25.7 million and $(5.6) million of gains (losses) on commodity derivative instruments not associated with current-period transactions in the 2016 and 2015 three-month periods, respectively) increased $46.9 million. Adjusted total margin increased $15.6 million in the 2016 three-month period principally reflecting higher retail propane total margin ($12.5 million). The increase in retail propane total margin principally reflects the increase in retail volumes sold.

EBITDA and operating income (including the effects of the previously mentioned unrealized gains and (losses) on commodity derivative instruments and, with respect to EBITDA in the 2016 three-month period, the $33.2 million loss on extinguishment of debt) increased $5.3 million and $43.5 million, respectively. Adjusted EBITDA increased $7.4 million in the 2016 three-month period principally reflecting the effects of the higher adjusted total margin ($15.6 million) and lower operating and administrative expenses ($4.1 million). These increases in Adjusted EBITDA were partially offset by the effects of lower other operating income ($12.0 million) which reflects, in large part, the impact of the $8.8 million adjustment to correct previously recorded gains on sales of fixed assets acquired with the Heritage acquisition in 2012. The decrease in operating and administrative expenses reflects, among other things, lower employee benefits expenses. Adjusted operating income increased $12.2 million in the 2016 three-month period reflecting the $7.4 million increase in Adjusted EBITDA and lower depreciation expense ($4.6 million), which decrease includes the previously mentioned $1.1 million adjustment to depreciation relating to certain assets acquired in the Heritage acquisition in 2012. The $13.1 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the $12.2 million increase in adjusted operating income and a $1.0 million decrease in interest expense. The lower interest expense principally reflects lower average interest rates on long-term debt as a result of debt refinancings that occurred during Fiscal 2016.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at December 31, 2016, were $9.3 million compared to cash and cash equivalents at September 30, 2016, of $15.8 million. The Partnership’s debt outstanding at December 31, 2016, totaled $2,605.0 million (including current maturities of long-term debt of $7.6 million and borrowings of $77.5 million under AmeriGas OLP’s Amended and Restated Credit Agreement (“Credit Agreement”)). The Partnership’s debt outstanding at September 30, 2016, totaled $2,487.0 million (including current maturities of long-term debt of $8.5 million and borrowings of $153.2 million under the Credit Agreement). Total long-term debt outstanding at December 31, 2016, including current maturities, comprises $2,530.9 million of AmeriGas Partners’ Senior Notes, $15.2 million of HOLP Senior Notes and $12.6 million of other long-term debt, and is net of $31.2 million of unamortized debt issuance costs.

In December 2016, AmeriGas Partners and AmeriGas Finance Corp., a 100% wholly owned finance subsidiary of AmeriGas Partners, issued $700.0 million of 5.50% Senior Notes due May 2025 (the “5.50%Senior Notes”). The net proceeds from the issuance of the 5.50% Senior Notes were used for (1) the early repayment, pursuant to a tender offer, of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500.0 million plus accrued and unpaid interest and early redemption premiums, (2) repayment of short-term borrowings and (3) general corporate purposes.

At December 31, 2016, there were $77.5 million of borrowings outstanding under the Credit Agreement, which are classified as “short-term borrowings” on the Condensed Consolidated Balance Sheets. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million at December 31, 2016. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2016 three-month period were $191.6 million and $292.5 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2015 three-month period were $133.0 million and $231.0 million, respectively. At December 31, 2016, the Partnership’s available borrowing capacity under the Credit Agreement was $380.3 million.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

During the three months ended December 31, 2016, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.94 per Common Unit for the quarter ended September 30, 2016. On January 23, 2017, the General Partner’s Board of Directors approved a quarterly distribution of $0.94 per limited partner unit for the quarter ended December 31, 2016. The distribution will be paid on February 17, 2017, to unitholders of record on February 10, 2017.

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

Cash flow provided by operating activities was $33.0 million in the 2016 three-month period compared to $36.0 million in the 2015 three-month period. Cash flow from operating activities before changes in operating working capital was $154.2 million in the 2016 three-month period compared with $139.6 million in the prior-year period. The slightly higher cash flow from operating activities before changes in operating working capital in the current-year period reflects, in large part, the effects on cash flow of the higher net income (after adjusting net income for the noncash effects on net income of unrealized gains and losses on derivative instruments and the loss on extinguishment of debt, which is reflected in cash flow from financing activities). Cash used to fund changes in operating working capital was $121.2 million in the 2016 three-month period compared to $103.6 million in the 2015 three-month period. The higher cash required to fund changes in accounts receivable and inventory partially offset by the higher cash provided from changes in accounts payable reflects, in large part, the impact of the higher volumes sold resulting from the colder weather and the effects of slightly higher propane product costs.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $24.4 million in the 2016 three-month period compared with $48.6 million in the prior-year period. The Partnership spent $26.4 million for property, plant and equipment (comprising $15.4 million of maintenance capital expenditures and $11.0 million of growth capital expenditures) in the 2016 three-month period compared with $28.0 million (comprising $12.9 million of maintenance capital expenditures and $15.1 million of growth capital expenditures) in the 2015 three-month period. Cash flow used in investing activities in the 2016 three-month period includes $0.8 million of net cash used for acquisitions compared to $25.8 million used in the prior-year period.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash used in financing activities was $15.2 million in the 2016 three-month period compared with cash provided of $15.1 million in the prior-year period. In December 2016, AmeriGas Partners and AmeriGas Finance Corp. issued $700.0 million of 5.50% Senior Notes due May 2025. The net proceeds from the issuance of the 5.50% Senior Notes were used for the early repayment of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500 million plus accrued and unpaid interest and early redemption premiums (see Note 5 to condensed consolidated financial statements). Distributions in the 2016 three-month period totaled $99.1 million compared with $95.0 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash used to repay short-term borrowings under the Credit Agreement in the 2016 three-month period totaled $75.7 million compared with cash provided by short-term borrowings of $113.9 million in the prior-year period.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2016, was a gain of $34.5 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $15.5 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2016. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1

10.1	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.

10.2	Amendment to Contingent Residual Support Agreement dated December 13, 2016, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (12/13/16)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	February 3, 2017	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	February 3, 2017	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase