Form 10-Q
period 2017-03-31
AMERIGAS PARTNERS LP
filed 2017-05-05
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2017, there were 92,958,063 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

- i -

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2017	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$94,535	$15,827	$15,740
Accounts receivable (less allowances for doubtful accounts of $13,777, $11,436 and $12,858, respectively)	299,203	182,665	257,110
Accounts receivable — related parties	4,083	2,643	3,475
Inventories	104,549	78,823	94,959
Derivative instruments	5,081	7,994	—
Prepaid expenses and other current assets	48,433	56,496	60,444
Total current assets	555,884	344,448	431,728
Property, plant and equipment (less accumulated depreciation and amortization of $1,552,790, $1,499,396 and $1,435,097, respectively)	1,245,390	1,274,557	1,303,281
Goodwill	1,981,842	1,978,981	1,971,999
Intangible assets, net	395,010	411,319	424,062
Derivative instruments	944	1,166	—
Other assets	49,189	47,299	37,116
Total assets	$4,228,259	$4,057,770	$4,168,186
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$109,512	$8,475	$7,441
Short-term borrowings	—	153,200	65,300
Accounts payable — trade	127,280	94,007	107,549
Accounts payable — related parties	603	2,759	381
Customer deposits and advances	66,136	119,319	74,145
Derivative instruments	16	381	16,920
Other current liabilities	188,180	210,314	186,687
Total current liabilities	491,727	588,455	458,423
Long-term debt	2,562,376	2,325,334	2,255,253
Derivative instruments	156	36	6,595
Other noncurrent liabilities	122,665	124,736	109,142
Total liabilities	3,176,924	3,038,561	2,829,413
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,958,063, 92,923,410 and 92,922,445, respectively)	996,264	967,073	1,280,915
General partner	17,445	17,148	20,324
Total AmeriGas Partners, L.P. partners’ capital	1,013,709	984,221	1,301,239
Noncontrolling interest	37,626	34,988	37,534
Total partners’ capital	1,051,335	1,019,209	1,338,773
Total liabilities and partners’ capital	$4,228,259	$4,057,770	$4,168,186
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues:
Propane	$795,806	$759,278	$1,399,862	$1,333,182
Other	67,854	68,209	140,964	138,403
	863,660	827,487	1,540,826	1,471,585
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	367,079	241,621	581,484	469,543
Cost of sales — other (excluding depreciation shown below)	17,327	17,161	37,909	38,028
Operating and administrative expenses	240,006	238,535	466,808	469,424
Depreciation	34,420	36,533	68,409	75,139
Amortization	10,592	10,886	21,214	21,486
Other operating income, net	(5,628)	(7,131)	(2,493)	(16,038)
	663,796	537,605	1,173,331	1,057,582
Operating income	199,864	289,882	367,495	414,003
Loss on extinguishments of debt	(22,144)	—	(55,295)	—
Interest expense	(39,991)	(40,806)	(80,019)	(81,831)
Income before income taxes	137,729	249,076	232,181	332,172
Income tax expense	(646)	(290)	(1,483)	(1,200)
Net income including noncontrolling interest	137,083	248,786	230,698	330,972
Deduct net income attributable to noncontrolling interest	(1,995)	(2,878)	(3,656)	(4,091)
Net income attributable to AmeriGas Partners, L.P.	$135,088	$245,908	$227,042	$326,881

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$11,786	$11,107	$23,138	$20,562
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$123,302	$234,801	$203,904	$306,319
Income per limited partner unit — basic and diluted:
Basic	$1.14	$1.74	$2.04	$2.58
Diluted	$1.14	$1.74	$2.04	$2.58
Weighted average limited partner units outstanding (thousands):
Basic	93,003	92,954	92,987	92,939
Diluted	93,045	93,020	93,039	93,014
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$230,698	$330,972
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	89,623	96,625
Provision for uncollectible accounts	7,464	7,207
Change in unrealized losses (gains) on derivative instruments	2,887	(33,821)
Loss on extinguishments of debt	55,295	—
Other, net	6,803	(1,078)
Net change in:
Accounts receivable	(127,268)	(67,457)
Inventories	(25,620)	(861)
Accounts payable	34,217	5,896
Other current assets	3,255	(4,201)
Other current liabilities	(75,166)	(59,195)
Net cash provided by operating activities	202,188	274,087
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(53,616)	(55,787)
Proceeds from disposals of assets	8,161	8,780
Acquisitions of businesses, net of cash acquired	(7,257)	(25,761)
Net cash used by investing activities	(52,712)	(72,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(197,587)	(190,123)
Noncontrolling interest activity	(1,018)	(2,714)
Decrease in short-term borrowings	(153,200)	(2,800)
Issuances of long-term debt, net of issuance costs	1,207,658	—
Repayments of long-term debt, including redemption premiums	(928,114)	(5,837)
Proceeds associated with equity-based compensation plans, net of tax withheld	1,478	1,127
Capital contributions from General Partner	15	11
Net cash used by financing activities	(70,768)	(200,336)
Cash and cash equivalents increase	$78,708	$983
CASH AND CASH EQUIVALENTS
End of period	$94,535	$15,740
Beginning of period	15,827	14,757
Increase	$78,708	$983
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the six months ended March 31, 2017:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2016	92,923,410	$967,073	$17,148	$984,221	$34,988	$1,019,209
Net income including noncontrolling interest		203,904	23,138	227,042	3,656	230,698
Distributions		(174,731)	(22,856)	(197,587)	(2,620)	(200,207)
Unit-based compensation expense		774		774		774
General Partner contribution to AmeriGas Propane, L.P.				—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	34,653	(756)	15	(741)		(741)
Balance March 31, 2017	92,958,063	$996,264	$17,445	$1,013,709	$37,626	$1,051,335

For the six months ended March 31, 2016:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$1,164,216	$36,157	$1,200,373
Net income including noncontrolling interest		306,319	20,562	326,881	4,091	330,972
Distributions		(170,949)	(19,174)	(190,123)	(2,714)	(192,837)
Unit-based compensation expense		827		827		827
Common Units issued in connection with employee and director plans, net of tax withheld	32,465	(573)	11	(562)		(562)
Balance March 31, 2016	92,922,445	$1,280,915	$20,324	$1,301,239	$37,534	$1,338,773
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

At March 31, 2017, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and, prior to its merger with and into the General Partner effective October 1, 2016, Petrolane Incorporated (a predecessor company of the Partnership), also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income attributable to AmeriGas Partners, L.P.	$135,088	$245,908	$227,042	$326,881
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(29,381)	(84,240)	(37,427)	(86,865)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$105,707	$161,668	$189,615	$240,016
Weighted average Common Units outstanding — basic (thousands)	93,003	92,954	92,987	92,939
Potentially dilutive Common Units (thousands)	42	66	52	75
Weighted average Common Units outstanding — diluted (thousands)	93,045	93,020	93,039	93,014

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2017 and 2016, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.19 and $0.79, respectively. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2017 and 2016, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.15 and $0.71, respectively.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For the six months ended March 31, 2017 and 2016, none of our derivative instruments were designated as hedges under GAAP.

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

Deferred Debt Issuance Costs. During the fourth quarter of Fiscal 2016, we adopted new accounting guidance regarding the classification of deferred debt issuance costs. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Deferred debt issuance costs associated with line of credit facilities continue to be classified as “Other assets” on our Condensed Consolidated Balance Sheets. As a result of the retrospective application of the new accounting guidance, the Partnership has reflected $19,535 of such costs as a reduction to long-term debt, including current

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

maturities, on the accompanying March 31, 2016, Condensed Consolidated Balance Sheet. Previously, these costs were presented within “Other assets.”

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

Correction of Prior Period Error. During the first quarter of Fiscal 2017, the Partnership determined that it had not properly recorded gains on sales of fixed assets relating to certain assets acquired in the acquisition of Heritage Propane in Fiscal 2012.  The Partnership evaluated the impact of the error on prior periods and determined that the effect was not material to the financial statements for the six months ended March 31, 2017, or any prior period financial statements, and recorded the cumulative effect of the error in accounting for certain property, plant and equipment disposals as of October 1, 2016. The correction of the error decreased “Other operating income, net” by $8,847 and decreased depreciation expense by $1,162 which is reflected in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2017.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes

Adoption of New Accounting Standards

Consolidation. Effective October 1, 2016, the Partnership adopted Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to Consolidation Analysis” and ASU No. 2016-17, “Interest Held through Related Parties That Are under Common Control.” These ASUs provide new accounting guidance regarding whether a reporting entity should consolidate certain types of legal entities including variable interest entities (“VIEs”). Among other things, the new guidance affects the consolidation analysis of reporting entities that are involved with VIEs and requires that, under ASU 2015-02, if a single decision maker and its related parties are under common control, the single decision maker consider indirect interests in the entity held through these related parties to be the equivalent of direct interests, in their entirety. ASU 2016-07 amended the guidance in ASU 2015-02 to provide that such indirect interests be considered the equivalent of direct interests, on a proportionate basis. The adoption of this new guidance did not impact our consolidated financial statements.

Accounting Standards Not Yet Adopted

Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” Under the new accounting guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but not to exceed the total amount of the goodwill of the reporting unit. The provisions of the new accounting guidance are required to be applied prospectively. The new accounting guidance is effective for the Partnership for goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (Fiscal 2021). Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Cash Flow Classification. In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU should generally be adopted on a retrospective basis. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted but anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance provided under this ASU, as amended, supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Partnership for interim and annual periods beginning after December 15, 2017 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption. The Partnership has not yet selected a transition method and is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2017	September 30, 2016	March 31, 2016
Goodwill (not subject to amortization)	$1,981,842	$1,978,981	$1,971,999
Intangible assets:
Customer relationships and noncompete agreements	$522,700	$520,180	$523,783
Accumulated amortization	(210,634)	(191,805)	(182,665)
Intangible assets, net (definite-lived)	312,066	328,375	341,118
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$395,010	$411,319	$424,062

Amortization expense of intangible assets was $9,398 and $9,693 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense of intangible assets was $18,829 and $19,101 for the six months ended March 31, 2017 and 2016, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2017 and the next four fiscal years is as follows: remainder of Fiscal 2017 — $18,604; Fiscal 2018 — $36,226; Fiscal 2019 — $35,029; Fiscal 2020 — $33,847; Fiscal 2021 — $32,012.

Note 5 — Debt

In December 2016, AmeriGas Partners and AmeriGas Finance Corp., a 100% wholly owned finance subsidiary of AmeriGas Partners, issued $700,000 of 5.50% Senior Notes due May 2025 (the “5.50% Senior Notes”). The 5.50% Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the 5.50% Senior Notes were used in December 2016 for (1) the early repayment, pursuant to a tender offer, of a portion of AmeriGas Partners’ 7.00% Senior Notes (the “7.00% Senior Notes”) having an aggregate principal balance of $499,970 plus accrued and unpaid interest and early redemption premiums; (2) the reduction of short-term borrowings; and (3) general corporate purposes.

In February 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525,000 of 5.75% Senior Notes due May 2027 (the “5.75% Senior Notes”). The 5.75% Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the 5.75% Senior Notes were used in February 2017 for (1) the early repayment, pursuant to a tender offer, of a portion of the 7.00% Senior Notes having an aggregate principal balance of $378,340 plus accrued and unpaid interest and early redemption premiums; (2) the repayment of short-term borrowings; and (3) general corporate purposes.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

In connection with these early repayments of the 7.00% Senior Notes, during the three and six months ended March 31, 2017, the Partnership recognized losses of $22,144 and $55,295, comprising $18,917 and $47,665 of early redemption premiums and the write-off of $3,227 and $7,630 of unamortized debt issuance costs, respectively. The losses are reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Operations.

In March 2017, AmeriGas Partners issued a notice of early redemption for the remaining 7.00% Senior Notes not previously tendered, having an aggregate principal balance of $102,512, plus early redemption premiums and accrued and unpaid interest. These 7.00% Senior Notes, which have a redemption date of May 20, 2017, are included in “Current maturities of long-term debt” on the March 31, 2017, Condensed Consolidated Balance Sheet. The Partnership expects to recognize a loss on extinguishment of debt of approximately $5,000 during the third quarter of Fiscal 2017 associated with this redemption.

Note 6 — Commitments and Contingencies

Contingencies

Class Action Judgment. In connection with the Partnership’s 2012 acquisition of the subsidiaries of Energy Transfer Partners, L.P. (“ETP”) that operated ETP’s propane distribution business (“Heritage Propane”), the Partnership became party to a class action lawsuit that was filed against Heritage Operating, L.P. in 2005 by Alfred L. Williams, II, on behalf of himself and all others similarly situated. The class action lawsuit alleged, among other things, wrongful collection of tank rental payments from legacy customers of People’s Gas, which was acquired by Heritage Propane in 2000. In 2010, the Florida District Court certified the class and in January 2015, the Florida District Court awarded the class approximately $18,000. In April 2016, the Partnership appealed the verdict to the Florida Second District Court of Appeals (the “Second DCA”) and, in September 2016, the Second DCA affirmed the verdict without opinion. Prior to the Second DCA’s action in the case, we believed that the likelihood of the Second DCA affirming the Florida District Court’s decision was remote. As a result of the Second DCA’s actions, in September 2016, the Partnership recorded a $14,950 adjustment to its litigation accrual to reflect the full amount of the judgment plus associated interest. In October 2016, the Partnership filed a Motion for Written Opinion and for Rehearing En Banc with the Second DCA. Following denial of such motion, the Partnership satisfied such judgment.

Purported Class Action Lawsuits. Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade their common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) and, in August 2016, the Eighth Circuit affirmed the District Court’s dismissal of the direct customer’s claims against the Partnership/UGI. The direct customers filed a petition requesting an en banc review of the Eighth Circuit decision, which was granted. The rehearing occurred in April 2017. The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In September 2016, the District Court dismissed the amended complaint in its entirety. The indirect customers appealed this decision to the Eighth Circuit; this appeal has been stayed pending the en banc review of the direct purchasers’ claims. On July 21, 2016, several new indirect customer plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect customer class action lawsuit was dismissed in September 2016 and certain indirect customer plaintiffs appealed the decision, consolidating their appeal with the indirect customer appeal still pending in the Eighth Circuit. We are unable to reasonably estimate the impact, if any, arising from such litigation. We believe we have strong defenses to the claims and intend to vigorously defend against them.

In addition to the matters described above, there are other pending claims and legal actions arising in the normal course of our businesses. Although we cannot predict the final results of these pending claims and legal actions, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 7 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of March 31, 2017, September 30, 2016 and March 31, 2016:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2017:
Assets:
Propane contracts	$—	$9,911	$—	$9,911
Liabilities:
Propane contracts	$—	$(4,058)	$—	$(4,058)
September 30, 2016:
Assets:
Propane contracts	$—	$13,522	$—	$13,522
Liabilities:
Propane contracts	$—	$(4,779)	$—	$(4,779)
March 31, 2016:
Assets:
Propane contracts	$—	$2,691	$—	$2,691
Liabilities:
Propane contracts	$—	$(26,206)	$—	$(26,206)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at March 31, 2017, September 30, 2016 and March 31, 2016 were as follows:

	March 31, 2017	September 30, 2016	March 31, 2016
Carrying amount	$2,705,277	$2,360,434	$2,282,229
Estimated fair value	$2,694,848	$2,483,565	$2,329,842

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At March 31, 2017, September 30, 2016 and March 31, 2016, total volumes associated with propane commodity derivatives totaled 199.8 million gallons, 245.4 million gallons and 267.8 million gallons, respectively. At March 31, 2017, the maximum period over which we are economically hedging propane market price risk is 30 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at March 31, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of March 31, 2017, September 30, 2016 and March 31, 2016:

	March 31, 2017	September 30, 2016	March 31, 2016
Derivative assets not designated as hedging instruments:
Propane contracts	$9,911	$13,522	$2,691
Total derivative assets — gross	9,911	13,522	2,691
Gross amounts offset in the balance sheet	(3,886)	(4,362)	(2,691)
Total derivative assets — net	$6,025	$9,160	$—

Derivative liabilities not designated as hedging instruments:
Propane contracts	$(4,058)	$(4,779)	$(26,206)
Total derivative liabilities — gross	(4,058)	(4,779)	(26,206)
Gross amounts offset in the balance sheet	3,886	4,362	2,691
Total derivative liabilities — net	$(172)	$(417)	$(23,515)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016:

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended March 31,	2017	2016
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(10,706)	$11,877	Cost of sales — propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Six Months Ended March 31,	2017	2016
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$21,394	$(15,380)	Cost of sales — propane

We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts that provide for the purchase and delivery of propane and service contracts that require the counterparty to provide commodity storage or transportation service to meet our normal sales commitments. Although certain of these contracts have the requisite elements of a derivative instrument, these contracts qualify for NPNS accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $149,827 and $151,487 for the three months ended March 31, 2017 and 2016, respectively, and $297,418 and $301,541 for the six months ended March 31, 2017 and 2016, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $5,697 and $6,032 for the three months ended March 31, 2017 and 2016, respectively, and $9,381 and $9,392 for the six months ended March 31, 2017 and 2016, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs incurred related to these items during the three and six months ended March 31, 2017 and 2016, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on the market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three and six months ended March 31, 2017 and 2016.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during the three and six months ended March 31, 2017 and 2016 were not material.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended March 31, 2017 (“2017 three-month period”) with the three months ended March 31, 2016 (“2016 three-month period”) and the six months ended March 31, 2017 (“2017 six-month period”) with the six months ended March 31, 2016 (“2016 six-month period”).
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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

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

Executive Overview

Three Months Ended March 31, 2017

We recorded GAAP net income attributable to AmeriGas Partners for the 2017 three-month period of $135.1 million compared to GAAP net income attributable to AmeriGas Partners for the 2016 three-month period of $245.9 million. GAAP net income in the 2017 three-month period reflects the effects of (1) $28.6 million of unrealized losses on commodity derivative instruments not associated with current-period transactions and (2) a $22.1 million loss on an early extinguishment of debt. GAAP net income in the 2016 three-month period reflects the effects of $39.5 million of unrealized gains on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for the 2017 three-month period was $185.6 million compared with adjusted net income attributable to AmeriGas Partners for the 2016 three-month period of $206.9 million. The $21.3 million decrease principally reflects a $21.3 million decrease in adjusted total margin reflecting 6% lower retail volumes sold due to temperatures based upon heating degree days that were 13.3% warmer than normal and nearly 3% warmer than in the prior-year three-month period. In particular, the critical heating season months of January and February were more than 9% warmer than in the same period of the prior year and, during the 2017 three-month period, average temperatures east of the Rocky Mountains, where the Partnership has a greater proportion of temperature-sensitive volumes, were substantially warmer than during the 2016 three-month period.

Six Months Ended March 31, 2017

We recorded GAAP net income attributable to AmeriGas Partners for the 2017 six-month period of $227.0 million compared to GAAP net income attributable to AmeriGas Partners for the 2016 six-month period of $326.9 million. GAAP net income in the 2017 six-month period reflects the effects of (1) $2.9 million of unrealized losses on commodity derivative instruments not associated with current-period transactions and (2) a $55.3 million loss on early extinguishments of debt. Net income attributable to AmeriGas Propane for the 2017 six-month period was also reduced by the impact of net adjustments of $7.7 million to correct previously recorded gains on sales of fixed assets ($8.8 million) and to decrease associated depreciation expense ($1.1 million) relating to certain assets acquired in the Heritage acquisition in 2012 (see Note 2 to condensed consolidated financial statements). GAAP net income in the 2016 six-month period reflects the effects of $33.8 million of unrealized gains on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for the 2017 six-month period was $285.2 million compared with adjusted net income attributable to AmeriGas Partners for the 2016 six-month period of $293.4 million. The $8.2 million decrease includes a $5.9 million decrease in adjusted total margin and the impact of $7.7 million of net adjustments to correct previously recorded gains on sales of fixed assets and depreciation relating to certain fixed assets acquired in the Heritage acquisition in 2012 (see Note 2 to condensed consolidated financial statements). The decrease in adjusted total margin in the 2017 six-month period reflects slightly lower retail volumes sold. Average temperatures across the United States based upon heating degree days were nearly 14% warmer than normal but slightly colder than the prior year. Although average temperatures during the 2017 six-month period were slightly colder than the prior year, the critical heating season months of January and February were more than 9% warmer than during the same period of the prior year. The negative effects of the slightly lower adjusted total margin and the adjustments to correct the previously recorded gains on sales of fixed assets were partially offset by lower depreciation expense and slightly lower operating and administrative expenses.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Dollars in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Adjusted total margin:
Total revenues	$863.7	$827.5	$1,540.8	$1,471.6
Cost of sales — propane	(367.1)	(241.6)	(581.5)	(469.5)
Cost of sales — other (a)	(17.3)	(17.2)	(37.9)	(38.1)
Total margin	479.3	568.7	921.4	964.0
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	28.6	(39.5)	2.9	(33.8)
Adjusted total margin	$507.9	$529.2	$924.3	$930.2

Adjusted operating income:
Operating income	$199.9	$289.9	$367.5	$414.0
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	28.6	(39.5)	2.9	(33.8)
Adjusted operating income	$228.5	$250.4	$370.4	$380.2

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$135.1	$245.9	$227.0	$326.9
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	28.6	(39.5)	2.9	(33.8)
Loss on extinguishments of debt	22.1	—	55.3	—
Noncontrolling interest in net (losses) gains on commodity derivative instruments not associated with current-period transactions (a)	(0.2)	0.5	—	0.3
Adjusted net income attributable to AmeriGas Partners	$185.6	$206.9	$285.2	$293.4

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$135.1	$245.9	$227.0	$326.9
Income tax expense (a)	0.6	0.3	1.6	1.2
Interest expense	40.0	40.8	80.0	81.8
Depreciation	34.4	36.5	68.4	75.1
Amortization	10.6	10.9	21.2	21.5
EBITDA	220.7	334.4	398.2	506.5
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	28.6	(39.5)	2.9	(33.8)
Loss on extinguishments of debt	22.1	—	55.3	—
Noncontrolling interest in net (losses) gains on commodity derivative instruments not associated with current-period transactions (a)	(0.2)	0.5	(0.1)	0.4
Adjusted EBITDA	$271.2	$295.4	$456.3	$473.1

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

2017 three-month period compared with 2016 three-month period

Three Months Ended March 31,	2017	2016	Increase (Decrease)
(Dollars in millions)
Gallons sold (millions):
Retail	362.7	385.8	(23.1)	(6.0)%
Wholesale	15.9	16.4	(0.5)	(3.0)%
	378.6	402.2	(23.6)	(5.9)%
Revenues:
Retail propane	$781.8	$750.0	$31.8	4.2%
Wholesale propane	14.1	9.3	4.8	51.6%
Other	67.8	68.2	(0.4)	(0.6)%
	$863.7	$827.5	$36.2	4.4%
Total margin (a)(b)	$479.3	$568.7	$(89.4)	(15.7)%
Operating and administrative expenses	$240.0	$238.5	$1.5	0.6%
Operating income (b)	$199.9	$289.9	$(90.0)	(31.0)%
Net income attributable to AmeriGas Partners (b)(d)	$135.1	$245.9	$(110.8)	(45.1)%
Non-GAAP financial measures (c):
Adjusted total margin	$507.9	$529.2	$(21.3)	(4.0)%
EBITDA (b)	$220.7	$334.4	$(113.7)	(34.0)%
Adjusted EBITDA	$271.2	$295.4	$(24.2)	(8.2)%
Adjusted operating income	$228.5	$250.4	$(21.9)	(8.7)%
Adjusted net income attributable to AmeriGas Partners	$185.6	$206.9	$(21.3)	(10.3)%
Heating degree days — % (warmer) than normal (e)	(13.3)%	(11.7)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2017 and 2016 three-month periods include the impact of net unrealized (losses) gains of $(28.6) million and $39.5 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(d)	The three months ended March 31, 2017 includes the impact of a $22.1 million loss on extinguishment of debt (see Note 5 to condensed consolidated financial statements).

(e)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2017 three-month period decreased 6.0% compared with the prior-year period. The decrease in retail gallons sold reflects average temperatures based upon heating degree days that were 13.3% warmer than normal and 2.9% warmer than the prior-year period. Temperatures during the critical heating season months of January and February were more than 9% warmer than in the same period of the prior year and, during the 2017 three-month period, average temperatures east of the Rocky Mountains, where the Partnership has a greater proportion of temperature-sensitive volumes, were substantially warmer than during the 2016 three-month period.

Retail propane revenues increased $31.8 million during the 2017 three-month period reflecting the effects of higher average retail selling prices ($76.7 million) partially offset by the lower retail volumes sold ($44.9 million). Wholesale propane revenues increased $4.8 million during the 2017 three-month period reflecting the effects of higher average wholesale selling prices ($5.1 million) partially offset by lower wholesale volumes sold ($0.3 million). Average daily wholesale propane commodity prices during the 2017 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 85% higher than such prices in the 2016 three-month period during which period prices were at recent historic lows. Other revenues in the 2017 three-month period were about equal to the prior-year period.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

Total cost of sales during the 2017 three-month period decreased $125.6 million from the prior-year period. Cost of sales in the 2017 and 2016 three-month periods includes $(28.6) million and $39.5 million of (losses) gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net gains and (losses) on derivative commodity instruments, total cost of sales increased $57.5 million principally reflecting the effects of higher Partnership average propane product costs ($74.1 million) partially offset by the effects of the lower volumes sold ($16.6 million).

Total margin (which includes $(28.6) million and $39.5 million of (losses) gains on commodity derivative instruments not associated with current-period transactions in the 2017 and 2016 three-month periods, respectively) decreased $89.4 million. Adjusted total margin decreased $21.3 million in the 2017 three-month period principally reflecting lower retail propane total margin ($20.7 million). The decrease in retail propane total margin principally reflects the lower retail volumes sold partially offset by slightly higher average retail unit margin.

EBITDA and operating income (including the effects of the previously mentioned unrealized (losses) and gains on commodity derivative instruments and, with respect to EBITDA in the 2017 three-month period, the $22.1 million loss on extinguishment of debt), decreased $113.7 million and $90.0 million, respectively. Adjusted EBITDA decreased $24.2 million in the 2017 three-month period principally reflecting the effects of the lower adjusted total margin ($21.3 million) and slightly higher operating and administrative expenses ($1.5 million). Operating and administrative expenses increased reflecting, among other things, higher vehicle expenses ($4.0 million) including higher vehicle fuel expenses, and higher general insurance and self-insured casualty and liability expenses ($2.3 million) partially offset by lower employee group insurance expenses ($4.3 million). Adjusted operating income decreased $21.9 million in the 2017 three-month period reflecting the $24.2 million decrease in Adjusted EBITDA partially offset by lower depreciation and amortization expense ($2.4 million). The $21.3 million decrease in adjusted net income attributable to AmeriGas Partners principally reflects the $21.9 million decrease in adjusted operating income and a $0.8 million decrease in interest expense. The lower interest expense principally reflects lower average interest rates on long-term debt as a result of debt refinancings that occurred during Fiscal 2016 and Fiscal 2017, and lower Credit Agreement borrowings.

2017 six-month period compared with the 2016 six-month period

Six Months Ended March 31,	2017	2016	Increase (Decrease)
(Dollars in millions)
Gallons sold (millions):
Retail	668.4	680.9	(12.5)	(1.8)%
Wholesale	29.5	31.3	(1.8)	(5.8)%
	697.9	712.2	(14.3)	(2.0)%
Revenues:
Retail propane	$1,375.4	$1,315.1	$60.3	4.6%
Wholesale propane	24.5	18.1	6.4	35.4%
Other	140.9	138.4	2.5	1.8%
	$1,540.8	$1,471.6	$69.2	4.7%
Total margin (a)(b)	$921.4	$964.0	$(42.6)	(4.4)%
Operating and administrative expenses	$466.8	$469.4	$(2.6)	(0.6)%
Operating income (b)(d)	$367.5	$414.0	$(46.5)	(11.2)%
Net income attributable to AmeriGas Partners (b)(d)(e)	$227.0	$326.9	$(99.9)	(30.6)%
Non-GAAP financial measures (c):
Adjusted total margin	$924.3	$930.2	$(5.9)	(0.6)%
EBITDA (b)(d)	$398.2	$506.5	$(108.3)	(21.4)%
Adjusted EBITDA (d)	$456.3	$473.1	$(16.8)	(3.6)%
Adjusted operating income (d)	$370.4	$380.2	$(9.8)	(2.6)%
Adjusted net income attributable to AmeriGas Partners (d)	$285.2	$293.4	$(8.2)	(2.8)%
Heating degree days — % (warmer) than normal (f)	(13.6)%	(15.2)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2017 and 2016 six-month periods include the impact of net unrealized (losses) gains of ($2.9) million and $33.8 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(d)
Amounts for the six months ended March 31, 2017 reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decrease depreciation expense ($1.1 million) relating to certain assets acquired in the Heritage acquisition in 2012, which reduced operating income, adjusted operating income, net income attributable to AmeriGas Partners and adjusted net income attributable to AmeriGas Partners by $7.7 million; and reduced EBITDA and Adjusted EBITDA by $8.8 million. See Note 2 to condensed consolidated financial statements.

(e)	The six months ended March 31, 2017 includes the impact of a $55.3 million loss on extinguishments of debt (see Note 5 to condensed consolidated financial statements).

(f)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2017 six-month period decreased 1.8% compared with the prior-year period. The Average temperatures based upon heating degree days during the 2017 six-month period were 1.3% colder than the prior-year period but significantly warmer than normal. Although average temperatures during the 2017 six-month period were slightly colder than the prior year, the critical heating season months of January and February averaged more than 9% warmer than during the same period of the prior year.

Retail propane revenues increased $60.3 million during the 2017 six-month period reflecting the effects of higher average retail selling prices ($84.4 million) partially offset by the lower retail volumes sold ($24.1 million). Wholesale propane revenues increased $6.4 million during the 2017 six-month period reflecting the effects of higher average wholesale selling prices ($7.4 million) partially offset by lower wholesale volumes sold ($1.0 million). Average daily wholesale propane commodity prices during the 2017 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 60% higher than such prices during the 2016 six-month period. Other revenues in the 2017 six-month period were slightly higher than in the prior-year period.

Total cost of sales during the 2017 six-month period increased $111.8 million from the prior-year period. Cost of sales in the 2017 and 2016 six-month periods includes $(2.9) million and $33.8 million of (losses) gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net (losses) and gains on derivative commodity instruments, total cost of sales increased $75.1 million principally reflecting the effects of higher Partnership average propane product costs ($85.2 million) reduced by the effects of the lower propane volumes sold ($9.9 million).

Total margin (which includes ($2.9) million and $33.8 million of (losses) gains on commodity derivative instruments not associated with current-period transactions in the 2017 and 2016 six-month periods, respectively) decreased $42.6 million. Adjusted total margin decreased $5.9 million in the 2017 six-month period principally reflecting lower retail propane total margin ($8.1 million) partially offset by higher non-propane total margin. The decrease in retail propane total margin principally reflects the decrease in retail volumes sold partially offset by slightly higher average retail unit margin.

EBITDA and operating income (including the effects of the previously mentioned unrealized (losses) and gains on commodity derivative instruments and, with respect to EBITDA in the 2017 six-month period, the $55.3 million loss on extinguishments of debt), decreased $108.3 million and $46.5 million, respectively. Adjusted EBITDA decreased $16.8 million in the 2017 six-month period principally reflecting the effects of the lower adjusted total margin ($5.9 million) and the impact of lower other operating income ($13.5 million) principally lower gains on assets sales including an $8.8 million adjustment recorded during the first quarter of Fiscal 2017 to correct previously recorded gains on sales of fixed assets acquired with the Heritage acquisition in 2012 (see Note 2 to condensed consolidated financial statements). Operating and administrative expenses decreased reflecting, among other things, lower employee group insurance expenses ($8.5 million) partially offset by higher general insurance and self-insured casualty and liability expenses ($4.0 million) and higher vehicle expenses ($4.0 million). Adjusted operating income decreased $9.8 million in the 2017 six-month period reflecting the $16.8 million decrease in adjusted EBITDA partially offset by a decrease in depreciation and amortization expense ($7.0 million), which includes the previously mentioned $1.1 million adjustment to depreciation relating to certain assets acquired in the Heritage acquisition in 2012. The $8.2 million decrease in adjusted net income attributable to AmeriGas Partners principally reflects the $9.8 million decrease in adjusted operating income and a $1.8 million decrease in interest expense. The lower interest expense principally reflects lower average interest rates on long-term debt as a result of debt refinancings that occurred during Fiscal 2016 and Fiscal 2017, and lower Credit Agreement borrowings.

FINANCIAL CONDITION AND LIQUIDITY

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

The Partnership’s cash and cash equivalents at March 31, 2017, were $94.5 million compared to cash and cash equivalents at September 30, 2016, of $15.8 million. The Partnership’s debt outstanding at March 31, 2017, totaled $2,671.9 million (including current maturities of long-term debt of $109.5 million). There were no borrowings under AmeriGas OLP’s Amended and Restated Credit Agreement (“Credit Agreement”) at March 31, 2017. The Partnership’s debt outstanding at September 30, 2016, totaled $2,487.0 million (including current maturities of long-term debt of $8.5 million and borrowings of $153.2 million under the Credit Agreement). Total long-term debt outstanding at March 31, 2017, including current maturities, comprises $2,677.5 million of AmeriGas Partners’ Senior Notes, $15.1 million of HOLP Senior Notes and $13.5 million of other long-term debt, and is net of $34.2 million of unamortized debt issuance costs.

In December 2016, AmeriGas Partners and AmeriGas Finance Corp., a 100% wholly owned finance subsidiary of AmeriGas Partners, issued $700.0 million of 5.50% Senior Notes due May 2025 (the “5.50% Senior Notes”). The net proceeds from the issuance of the 5.50% Senior Notes were used in December 2016 for (1) the early repayment, pursuant to a tender offer, of a portion of AmeriGas Partners’ 7.00% Senior Notes (the “7.00% Senior Notes”) having an aggregate principal balance of $500.0 million plus accrued and unpaid interest and early redemption premiums; (2) reduction of short-term borrowings; and (3) general corporate purposes.

In February 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525.0 million of 5.75% Senior Notes due May 2027 (the “5.75% Senior Notes”). The net proceeds from the issuance of the 5.75% Senior Notes were used in February 2017 for (1) the early repayment, pursuant to a tender offer, of a portion of the 7.00% Senior Notes having an aggregate principal balance of $378.3 million plus accrued and unpaid interest and early redemption premiums; (2) repayment of short-term borrowings; and (3) general corporate purposes.

In March 2017, AmeriGas Partners issued a notice of early redemption for the remaining 7.00% Senior Notes not previously tendered, having an aggregate principal balance of $102.5 million, plus early redemption premiums and accrued and unpaid interest. These 7.00% Senior Notes have a redemption date of May 20, 2017. The Partnership expects to repay these 7.00% Senior Notes and redemption premiums from cash on hand and borrowings under the Credit Agreement.

At March 31, 2017, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million at March 31, 2017. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2017 six-month period were $105.0 million and $292.5 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2016 six-month period were $131.5 million and $249.0 million, respectively. At March 31, 2017, the Partnership’s available borrowing capacity under the Credit Agreement was $457.8 million.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

On April 24, 2017, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit, equal to an annual rate of $3.80. The distribution reflects a 1.1% increase from the previous quarterly rate of $0.94 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2017, to unitholders of record on May 10, 2017. During the six months ended March 31, 2017, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.94 per Common Unit for each of the quarters ended December 31, 2016, and September 30, 2016.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

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

Cash flow provided by operating activities was $202.2 million in the 2017 six-month period compared to $274.1 million in the 2016 six-month period. Cash flow from operating activities before changes in operating working capital was $392.8 million in the 2017 six-month period compared with $399.9 million in the prior-year period. The slightly lower cash flow from operating activities before changes in operating working capital in the current-year period reflects, in large part, the effects on cash flow of the lower net income (after adjusting net income for the noncash effects on net income of unrealized gains and losses on derivative instruments and the loss on extinguishments of debt, which is reflected in cash flow from financing activities) and the impact of lower noncash charges for depreciation and amortization. Cash used to fund changes in operating working capital was $190.6 million in the 2017 six-month period compared to $125.8 million in the 2016 six-month period. The higher cash required to fund changes in accounts receivable and inventory partially offset by the higher cash provided from changes in accounts payable reflects, in large part, the impact of higher and rising LPG costs during the current-year period and the impact on these working capital accounts of colder weather late in the 2017 six-month period.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $52.7 million in the 2017 six-month period compared with $72.8 million in the prior-year period. The Partnership spent $53.6 million for property, plant and equipment (comprising $29.4 million of maintenance capital expenditures and $24.2 million of growth capital expenditures) in the 2017 six-month period compared with $55.8 million (comprising $26.3 million of maintenance capital expenditures and $29.5 million of growth capital expenditures) in the 2016 six-month period. Cash flow used in investing activities in the 2017 six-month period includes $7.3 million of net cash used for acquisitions compared to $25.8 million in the prior-year period.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash used in financing activities was $70.8 million in the 2017 six-month period compared with $200.3 million in the prior-year period. In February 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525 million of 5.75% Senior Notes due May 2027. The net proceeds from the issuance of the 5.75% Senior Notes were used for (1) the early repayment, pursuant to a tender offer, of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $378.3 million plus accrued and unpaid interest and early redemption premiums, (2) the repayment of short-term borrowings and (3) general corporate purposes. In December 2016, AmeriGas Partners and AmeriGas Finance Corp. issued $700.0 million of 5.50% Senior Notes due May 2025. The net proceeds from the issuance of the 5.50% Senior Notes were used for the early repayment of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500 million plus accrued and unpaid interest and early redemption premiums (see Note 5 to condensed consolidated financial statements). Distributions in the 2017 six-month period totaled $197.6 million compared with $190.1 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash used to repay short-term borrowings under the Credit Agreement in the 2017 six-month period totaled $153.2 million compared with $2.8 million in the prior-year period.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2017, was a gain of $5.9 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $12.0 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note)	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1

10.1	Amendment to Contingent Residual Support Agreement dated February 6, 2017, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (2/6/17)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	May 5, 2017	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	May 5, 2017	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase