Form 10-Q
period 2017-06-30
AMERIGAS PARTNERS LP
filed 2017-08-04
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2017, there were 92,958,586 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

- i -

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2017	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,710	$15,827	$307,657
Accounts receivable (less allowances for doubtful accounts of $12,801, $11,436 and $11,952, respectively)	205,039	182,665	187,551
Accounts receivable — related parties	3,236	2,643	3,108
Inventories	93,892	78,823	81,571
Derivative instruments	2,080	7,994	8,968
Prepaid expenses and other current assets	52,129	56,496	48,264
Total current assets	361,086	344,448	637,119
Property, plant and equipment (less accumulated depreciation and amortization of $1,584,416, $1,499,396 and $1,468,332, respectively)	1,231,653	1,274,557	1,285,518
Goodwill	2,002,046	1,978,981	1,978,894
Intangible assets, net	399,738	411,319	420,473
Derivative instruments	279	1,166	891
Other assets	43,172	47,299	43,864
Total assets	$4,037,974	$4,057,770	$4,366,759
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$11,332	$8,475	$358,605
Short-term borrowings	75,500	153,200	11,400
Accounts payable — trade	89,097	94,007	81,358
Accounts payable — related parties	869	2,759	684
Customer deposits and advances	69,024	119,319	79,174
Derivative instruments	2,457	381	4,562
Other current liabilities	182,198	210,314	178,173
Total current liabilities	430,477	588,455	713,956
Long-term debt	2,567,994	2,325,334	2,329,000
Derivative instruments	14	36	963
Other noncurrent liabilities	136,732	124,736	116,855
Total liabilities	3,135,217	3,038,561	3,160,774
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,958,063, 92,923,410 and 92,922,926, respectively)	850,578	967,073	1,150,641
General partner	15,973	17,148	19,004
Total AmeriGas Partners, L.P. partners’ capital	866,551	984,221	1,169,645
Noncontrolling interest	36,206	34,988	36,340
Total partners’ capital	902,757	1,019,209	1,205,985
Total liabilities and partners’ capital	$4,037,974	$4,057,770	$4,366,759
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Propane	$403,954	$385,566	$1,803,816	$1,718,748
Other	63,542	61,118	204,506	199,521
	467,496	446,684	2,008,322	1,918,269
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	181,047	121,812	762,531	591,355
Cost of sales — other (excluding depreciation shown below)	22,367	21,145	60,276	59,173
Operating and administrative expenses	227,372	217,154	694,180	686,578
Depreciation	35,482	35,668	103,891	110,807
Amortization	10,659	10,742	31,873	32,228
Other operating income, net	(8,294)	(6,041)	(10,787)	(22,079)
	468,633	400,480	1,641,964	1,458,062
Operating (loss) income	(1,137)	46,204	366,358	460,207
Loss on extinguishments of debt	(4,434)	(37,086)	(59,729)	(37,086)
Interest expense	(40,577)	(40,838)	(120,596)	(122,669)
(Loss) income before income taxes	(46,148)	(31,720)	186,033	300,452
Income tax expense	(646)	(907)	(2,129)	(2,107)
Net (loss) income including noncontrolling interest	(46,794)	(32,627)	183,904	298,345
Add net loss (deduct net income) attributable to noncontrolling interest	42	(442)	(3,614)	(4,533)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(46,752)	$(33,069)	$180,290	$293,812

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$10,862	$10,101	$34,000	$30,663
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(57,614)	$(43,170)	$146,290	$263,149
(Loss) income per limited partner unit — basic and diluted:
Basic	$(0.62)	$(0.46)	$1.56	$2.81
Diluted	$(0.62)	$(0.46)	$1.56	$2.80
Weighted average limited partner units outstanding (thousands):
Basic	93,009	92,960	92,993	92,945
Diluted	93,009	92,960	93,045	93,019
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$183,904	$298,345
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	135,764	143,035
Provision for uncollectible accounts	9,667	9,354
Change in unrealized losses (gains) on derivative instruments	8,853	(61,671)
Loss on extinguishments of debt	59,729	37,086
Other, net	16,534	649
Net change in:
Accounts receivable	(33,942)	427
Inventories	(14,648)	12,609
Accounts payable	(3,699)	(22,105)
Other current assets	(3,272)	10,610
Other current liabilities	(70,402)	(65,937)
Net cash provided by operating activities	288,488	362,402
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(74,482)	(74,472)
Proceeds from disposals of assets	16,252	11,230
Acquisitions of businesses, net of cash acquired	(36,824)	(36,678)
Net cash used by investing activities	(95,054)	(99,920)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(298,232)	(288,891)
Noncontrolling interest activity	(2,396)	(4,350)
Decrease in short-term borrowings	(77,700)	(56,700)
Issuances of long-term debt, net of issuance costs	1,207,727	1,333,407
Repayments of long-term debt, including redemption premiums	(1,035,430)	(954,186)
Proceeds associated with equity-based compensation plans, net of tax withheld	1,465	1,127
Capital contributions from General Partner	15	11
Net cash (used) provided by financing activities	(204,551)	30,418
Cash and cash equivalents (decrease) increase	$(11,117)	$292,900
CASH AND CASH EQUIVALENTS
End of period	$4,710	$307,657
Beginning of period	15,827	14,757
(Decrease) increase	$(11,117)	$292,900
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the nine months ended June 30, 2017:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2016	92,923,410	$967,073	$17,148	$984,221	$34,988	$1,019,209
Net income including noncontrolling interest		146,290	34,000	180,290	3,614	183,904
Distributions		(263,042)	(35,190)	(298,232)	(3,998)	(302,230)
Unit-based compensation expense		1,013		1,013		1,013
General Partner contribution to AmeriGas Propane, L.P.				—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	34,653	(756)	15	(741)		(741)
Balance June 30, 2017	92,958,063	$850,578	$15,973	$866,551	$36,206	$902,757

For the nine months ended June 30, 2016:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$1,164,216	$36,157	$1,200,373
Net income including noncontrolling interest		263,149	30,663	293,812	4,533	298,345
Distributions		(258,296)	(30,595)	(288,891)	(4,350)	(293,241)
Unit-based compensation expense		1,070		1,070		1,070
Common Units issued in connection with employee and director plans, net of tax withheld	32,946	(573)	11	(562)		(562)
Balance June 30, 2016	92,922,926	$1,150,641	$19,004	$1,169,645	$36,340	$1,205,985
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

At June 30, 2017, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner and, prior to its merger with and into the General Partner effective October 1, 2016, Petrolane Incorporated (a predecessor company of the Partnership), also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

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

Allocation of Net Income (Loss). Net income (loss) attributable to AmeriGas Partners, L.P. for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its incentive distribution rights (“IDRs”) under the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”).

Net Income (Loss) Per Unit. Income (loss) per limited partner unit is computed in accordance with GAAP regarding the application of the two-class method for determining income (loss) per unit for master limited partnerships (“MLPs”) when IDRs are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter- and year-to-date period. In periods when our net income attributable to

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Generally, in periods when our Available Cash in respect of the quarter- or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership).

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to AmeriGas Partners, L.P.	$(46,752)	$(33,069)	$180,290	$293,812
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(10,862)	(10,101)	(34,908)	(33,039)
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$(57,614)	$(43,170)	$145,382	$260,773
Weighted average Common Units outstanding — basic (thousands)	93,009	92,960	92,993	92,945
Potentially dilutive Common Units (thousands)	—	—	52	74
Weighted average Common Units outstanding — diluted (thousands)	93,009	92,960	93,045	93,019

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2017 and 2016, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01 and $0.03, respectively. There was no dilutive effect based on the computation of income (loss) per limited partner unit in accordance with the two-class method for the three months ended June 30, 2017 and 2016.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For the nine months ended June 30, 2017 and 2016, none of our derivative instruments were designated as hedges under GAAP.

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

Deferred Debt Issuance Costs. During the fourth quarter of Fiscal 2016, we adopted new accounting guidance regarding the classification of deferred debt issuance costs. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Deferred debt issuance costs associated with line of credit facilities continue to be classified as “Other assets” on our Condensed Consolidated Balance Sheets. As a result of the retrospective application of the new accounting guidance, the Partnership has reflected $30,480 of such costs as a reduction to long-term debt, including current maturities, on the June 30, 2016, Condensed Consolidated Balance Sheet. Previously, these costs were presented within “Prepaid expenses and other current assets” and “Other assets.”

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Environmental Matters. We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.

Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Condensed Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means.

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

Correction of Prior Period Error. During the first quarter of Fiscal 2017, the Partnership determined that it had not properly recorded gains on sales of fixed assets relating to certain assets acquired in the acquisition of Heritage Propane in Fiscal 2012.  The Partnership evaluated the impact of the error on prior periods and determined that the effect was not material to the financial statements for the nine months ended June 30, 2017, or any prior period financial statements, and recorded the cumulative effect of the error in accounting for certain property, plant and equipment disposals as of October 1, 2016. The correction of the error decreased “Other operating income, net” by $8,847 and decreased “Depreciation” by $1,162, which is reflected in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2017.

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

Accounting Standards Not Yet Adopted

Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” Under the new accounting guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but not to exceed the total amount of the goodwill of the reporting unit. The provisions of the new accounting guidance are required to be applied prospectively. The new accounting guidance is effective for the Partnership for goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (Fiscal 2021). Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Partnership expects to adopt the new guidance in the fourth quarter of Fiscal 2017.

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

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2017	September 30, 2016	June 30, 2016
Goodwill (not subject to amortization)	$2,002,046	$1,978,981	$1,978,894
Intangible assets:
Customer relationships and noncompete agreements	$536,894	$520,180	$529,739
Accumulated amortization	(220,100)	(191,805)	(192,210)
Intangible assets, net (definite-lived)	316,794	328,375	337,529
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$399,738	$411,319	$420,473

Amortization expense of intangible assets was $9,466 and $9,545 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense of intangible assets was $28,295 and $28,646 for the nine months ended June 30, 2017 and 2016, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2017 and the next four fiscal years is as follows: remainder of Fiscal 2017 — $9,642; Fiscal 2018 — $38,248; Fiscal 2019 — $37,024; Fiscal 2020 — $35,803; Fiscal 2021 — $33,968.

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

In May 2017, AmeriGas Partners repaid the remaining 7.00% Senior Notes not previously tendered, having an aggregate principal balance of $102,512, plus early redemption premiums and accrued and unpaid interest.

In connection with the early repayments of the Partnership’s Senior Notes, during the three and nine months ended June 30, 2017 and 2016, the Partnership recognized losses which are reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Operations and comprise the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Early redemption premiums	$3,588	$30,338	$51,253	$30,338
Write-off of unamortized debt issuance costs	846	6,748	8,476	6,748
Loss on extinguishments of debt	$4,434	$37,086	$59,729	$37,086

Note 6 — Commitments and Contingencies

Contingencies

Saranac Lake Environmental Matter. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by the DEC disclosed contamination related to a former manufactured gas plant (“MGP”). At that time, AmeriGas OLP reviewed the preliminary site characterization prepared by the DEC and researched the history of the site, including the extent of AmeriGas OLP’s ownership of the site. In its written response to the DEC in early 2009, AmeriGas OLP disputed DEC’s contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site. The DEC did not respond to the 2009 communication. In March 2017, the DEC communicated to AmeriGas OLP that the DEC had performed significant testing at the site and had drafted three Records of Decision (“RODs”) related to the site and requested additional information related to AmeriGas OLP’s purported ownership of the site.  The DEC has estimated that its selected remediation plan will cost approximately $27,000. AmeriGas OLP is in the process of responding to the DEC’s request for ownership information and continues to assert defenses based on the nature of its ownership and use of the site. AmeriGas believes it has identified other PRPs and is reviewing the appropriateness of the DEC’s remediation plan, which could affect the amount and allocation of financial responsibility. To AmeriGas OLP’s knowledge, the DEC has not commenced implementation of the remediation plan and has not indicated when such remediation will start.  Based upon currently available information, the Partnership is unable to estimate the ultimate outcome and timing with respect to the resolution of this matter.  The Partnership is working with outside counsel and its environmental consultants to determine the potential exposure and liability due to AmeriGas OLP’s purported ownership of the site.  Based on our preliminary evaluation of the available information, during the third quarter of Fiscal 2017, the Partnership accrued an environmental remediation liability of $7,545 related to the site, which amount is included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Operations. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court dismissed all claims brought by direct customers. In June 2017, the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) ruled en banc to reverse the dismissal by the District Court, which had previously been affirmed by a panel of the Eighth Circuit.  We are considering the filing of a Petition for a Writ of Certiorari to the U.S. Supreme Court appealing the decision of the Eighth Circuit.

In July 2015, the District Court also dismissed all claims brought by the indirect customers other than those for injunctive relief.  The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law.  In September 2016, the District Court dismissed the amended complaint in its entirety.  The indirect customers appealed this decision to the Eighth Circuit; such appeal was subject to a stay pending the en banc review of the direct purchasers’ claims.  In light of the Eighth Circuit decision with respect to the direct purchaser claims, the briefing schedule in respect of the indirect purchaser appeal will now resume.  On July 21, 2016, several new indirect customer plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect customer class action lawsuit was dismissed in September 2016 and certain indirect customer plaintiffs appealed the decision, consolidating their appeal with the indirect customer appeal still pending in the Eighth Circuit.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Note 7 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of June 30, 2017, September 30, 2016 and June 30, 2016:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2017:
Assets:
Propane contracts	$—	$6,369	$—	$6,369
Liabilities:
Propane contracts	$—	$(6,481)	$—	$(6,481)
September 30, 2016:
Assets:
Propane contracts	$—	$13,522	$—	$13,522
Liabilities:
Propane contracts	$—	$(4,779)	$—	$(4,779)
June 30, 2016:
Assets:
Propane contracts	$—	$14,063	$—	$14,063
Liabilities:
Propane contracts	$—	$(9,729)	$—	$(9,729)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at June 30, 2017, September 30, 2016 and June 30, 2016 were as follows:

	June 30, 2017	September 30, 2016	June 30, 2016
Carrying amount	$2,611,981	$2,360,434	$2,718,085
Estimated fair value	$2,667,681	$2,483,565	$2,774,520

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At June 30, 2017, September 30, 2016 and June 30, 2016, total volumes associated with propane commodity derivatives totaled 213.8 million gallons, 245.4 million gallons and 259.4 million gallons, respectively. At June 30, 2017, the maximum period over which we are economically hedging propane market price risk is 27 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at June 30, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

Offsetting Derivative Assets and Liabilities

Derivative assets and liabilities (and cash collateral received and pledged) are presented net by counterparty on the Condensed Consolidated Balance Sheets if the right of offset exists. Our derivative instruments comprise over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency or other conditions.

In general, most of our over-the-counter transactions are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on the Condensed Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of June 30, 2017, September 30, 2016 and June 30, 2016:

	June 30, 2017	September 30, 2016	June 30, 2016
Derivative assets not designated as hedging instruments:
Propane contracts	$6,369	$13,522	$14,063
Total derivative assets — gross	6,369	13,522	14,063
Gross amounts offset in the balance sheet	(4,010)	(4,362)	(4,204)
Total derivative assets — net	$2,359	$9,160	$9,859

Derivative liabilities not designated as hedging instruments:
Propane contracts	$(6,481)	$(4,779)	$(9,729)
Total derivative liabilities — gross	(6,481)	(4,779)	(9,729)
Gross amounts offset in the balance sheet	4,010	4,362	4,204
Total derivative liabilities — net	$(2,471)	$(417)	$(5,525)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016:

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended June 30,	2017	2016
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$(2,744)	$20,409	Cost of sales — propane

	Gain Recognized in Income		Location of Gain Recognized in Income
Nine Months Ended June 30,	2017	2016
Derivatives Not Designated as Hedging Instruments:
Propane contracts	$18,650	$4,579	Cost of sales — propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $131,501 and $129,773 for the three months ended June 30, 2017 and 2016, respectively, and $428,919 and $431,314 for the nine months ended June 30, 2017 and 2016, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts)

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $4,173 and $4,392 for the three months ended June 30, 2017 and 2016, respectively, and $13,554 and $13,784 for the nine months ended June 30, 2017 and 2016, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs incurred related to these items during the three and nine months ended June 30, 2017 and 2016, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on the market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three and nine months ended June 30, 2017 and 2016.

In addition, the Partnership sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during the three and nine months ended June 30, 2017 and 2016 were not material.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended June 30, 2017 (“2017 three-month period”) with the three months ended June 30, 2016 (“2016 three-month period”) and the nine months ended June 30, 2017 (“2017 nine-month period”) with the nine months ended June 30, 2016 (“2016 nine-month period”).
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

Executive Overview

Three Months Ended June 30, 2017

We recorded GAAP net loss attributable to AmeriGas Partners for the 2017 three-month period of $46.8 million compared to GAAP net loss attributable to AmeriGas Partners for the 2016 three-month period of $33.1 million. GAAP net loss in the 2017 three-month period reflects the effects of (1) $6.0 million of unrealized losses on commodity derivative instruments not associated with current-period transactions; (2) a $4.4 million loss on early extinguishments of debt and (3) a $7.5 million environmental accrual associated with the site of a former manufactured gas plant (“MGP”). GAAP net income in the 2016 three-month period reflects the effects of (1) $27.8 million of gains on commodity derivative instruments not associated with current-period transactions and (2) a $37.1 million loss on early extinguishments of debt.

Adjusted net loss attributable to AmeriGas Partners for the 2017 three-month period was $28.9 million compared with adjusted net loss attributable to AmeriGas Partners for the 2016 three-month period of $23.6 million. The $5.3 million increase in adjusted net loss principally reflects a $5.9 million decrease in adjusted total margin reflecting 3.8% lower retail volumes sold due to temperatures based upon heating degree days that were 11.7% warmer than normal and 4.6% warmer than in the prior-year three-month period.

Nine Months Ended June 30, 2017

We recorded GAAP net income attributable to AmeriGas Partners for the 2017 nine-month period of $180.3 million compared to GAAP net income attributable to AmeriGas Partners for the 2016 nine-month period of $293.8 million. GAAP net income in the 2017 nine-month period reflects the effects of (1) $8.9 million of unrealized losses on commodity derivative instruments not associated with current-period transactions; (2) a $59.7 million loss on early extinguishments of debt; and (3) the previously mentioned $7.5 million environmental accrual. Net income attributable to AmeriGas Propane for the 2017 nine-month period was also reduced by the impact of net adjustments of $7.7 million to correct previously recorded gains on sales of fixed assets ($8.8 million) and to decrease associated depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage acquisition in 2012 (see Note 2 to condensed consolidated financial statements). GAAP net income in the 2016 nine-month period reflects the effects of (1) $61.7 million of unrealized gains on commodity derivative instruments not associated with current-period transactions and (2) a $37.1 million loss on early extinguishments of debt.

Adjusted net income attributable to AmeriGas Partners for the 2017 nine-month period was $256.3 million compared with adjusted net income attributable to AmeriGas Partners for the 2016 nine-month period of $269.8 million. The $13.5 million decrease includes an $11.6 million decrease in adjusted total margin, and the impact of $7.7 million of net adjustments to correct previously recorded gains on sales of fixed assets and depreciation relating to certain fixed assets acquired with the Heritage acquisition in 2012 (see Note 2 to condensed consolidated financial statements) partially offset by lower depreciation and interest expense. The decrease in adjusted total margin in the 2017 nine-month period reflects slightly lower retail volumes sold. Average temperatures across the United States based upon heating degree days were 13.4% warmer than normal but approximately equal to the prior year. Although average temperatures during the 2017 nine-month period were approximately equal to the prior year, the critical heating season months of January and February were more than 9% warmer than the same period in the prior year.

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
Management believes earnings before interest, income taxes, depreciation and amortization (“EBITDA”), as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have (“Adjusted EBITDA”), is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

(2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of Adjusted EBITDA may be different from those used by other companies. Management uses Adjusted EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes, the effects of gains and losses on commodity derivative instruments not associated with current-period transactions or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization, gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have from Adjusted EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant periods. Management also uses Adjusted EBITDA to assess the Partnership’s profitability because its parent, UGI Corporation, uses the Partnership’s Adjusted EBITDA to assess the profitability of the Partnership, which is one of UGI Corporation’s reportable segments. UGI Corporation discloses the Partnership’s Adjusted EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment.
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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income (loss) attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Dollars in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Adjusted total margin:
Total revenues	$467.5	$446.7	$2,008.3	$1,918.3
Cost of sales — propane	(181.0)	(121.8)	(762.5)	(591.4)
Cost of sales — other (a)	(22.4)	(21.2)	(60.3)	(59.2)
Total margin	264.1	303.7	1,185.5	1,267.7
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions (a)	5.9	(27.8)	8.9	(61.7)
Adjusted total margin	$270.0	$275.9	$1,194.4	$1,206.0

Adjusted operating income:
Operating (loss) income	$(1.1)	$46.2	$366.4	$460.2
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	6.0	(27.8)	8.9	(61.7)
MGP environmental accrual	7.5	—	7.5	—
Adjusted operating income	$12.4	$18.4	$382.8	$398.5

Adjusted net income (loss) attributable to AmeriGas Partners:
Net (loss) income attributable to AmeriGas Partners	$(46.8)	$(33.1)	$180.3	$293.8
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	6.0	(27.8)	8.9	(61.7)
Loss on extinguishments of debt	4.4	37.1	59.7	37.1
MGP environmental accrual	7.5	—	7.5	—
Noncontrolling interest in net (losses) gains on commodity derivative instruments not associated with current-period transactions and MGP environmental accrual (a)	—	0.2	(0.1)	0.6
Adjusted net (loss) income attributable to AmeriGas Partners	$(28.9)	$(23.6)	$256.3	$269.8

EBITDA and Adjusted EBITDA:
Net (loss) income attributable to AmeriGas Partners	$(46.8)	$(33.1)	$180.3	$293.8
Income tax expense (a)	0.6	1.0	2.1	2.1
Interest expense	40.6	40.8	120.6	122.7
Depreciation	35.5	35.7	103.9	110.8
Amortization	10.7	10.7	31.9	32.2
EBITDA	40.6	55.1	438.8	561.6
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	6.0	(27.8)	8.9	(61.7)
Loss on extinguishments of debt	4.4	37.1	59.7	37.1
MGP environmental accrual	7.5	—	7.5	—
Noncontrolling interest in net (losses) gains on commodity derivative instruments not associated with current-period transactions and MGP environmental accrual	(0.1)	0.2	(0.2)	0.7
Adjusted EBITDA	$58.4	$64.6	$514.7	$537.7

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

2017 three-month period compared with 2016 three-month period

Three Months Ended June 30,	2017	2016	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	195.0	202.8	(7.8)	(3.8)%
Wholesale	9.0	8.7	0.3	3.4%
	204.0	211.5	(7.5)	(3.5)%
Revenues:
Retail propane	$396.9	$380.2	$16.7	4.4%
Wholesale propane	7.0	5.4	1.6	29.6%
Other	63.6	61.1	2.5	4.1%
	$467.5	$446.7	$20.8	4.7%
Total margin (a)(b)	$264.1	$303.7	$(39.6)	(13.0)%
Operating and administrative expenses (c)	$227.4	$217.2	$10.2	4.7%
Operating (loss) income (b)	$(1.1)	$46.2	$(47.3)	(102.4)%
Net loss attributable to AmeriGas Partners (b)(e)	$(46.8)	$(33.1)	$(13.7)	41.4%
Non-GAAP financial measures (d):
Adjusted total margin	$270.0	$275.9	$(5.9)	(2.1)%
EBITDA (b)	$40.6	$55.1	$(14.5)	(26.3)%
Adjusted EBITDA	$58.4	$64.6	$(6.2)	(9.6)%
Adjusted operating income	$12.4	$18.4	$(6.0)	(32.6)%
Adjusted net loss attributable to AmeriGas Partners	$(28.9)	$(23.6)	$(5.3)	22.5%
Heating degree days — % (warmer) than normal (f)	(11.7)%	(7.5)%	—	—

(a)	Total margin represents “total revenues” less “Cost of sales — propane” and “Cost of sales — other.”

(b)
Total margin, EBITDA, operating income (loss) and net loss attributable to AmeriGas Partners for the 2017 and 2016 three-month periods include the impact of net unrealized (losses) gains of $(6.0) million and $27.8 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
Operating and administrative expenses in the 2017 three-month period includes a $7.5 million environmental accrual associated with the site of a former MGP acquired in an acquisition (see Note 6 to condensed consolidated financial statements).

(d)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(e)	The three months ended June 30, 2017 and 2016 include losses on extinguishments of debt of $4.4 million and $37.1 million, respectively (see Note 5 to condensed consolidated financial statements).

(f)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2017 three-month period decreased 3.8% compared with the prior-year period. The decrease in retail gallons sold reflects average temperatures based upon heating degree days that were 11.7% warmer than normal and 4.6% warmer than the prior-year period. In particular, temperatures during the month of April 2017 were 17.1% warmer than normal and 10.6% warmer than the prior-year period.

Retail propane revenues increased $16.7 million during the 2017 three-month period reflecting the effects of higher average retail selling prices ($31.4 million) partially offset by the lower retail volumes sold ($14.7 million). Wholesale propane revenues increased $1.6 million during the 2017 three-month period reflecting the effects of higher average wholesale selling prices ($1.4 million) and slightly higher wholesale volumes sold ($0.2 million). Average daily wholesale propane commodity prices during the 2017 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 28% higher than such prices in the 2016 three-month period during which prior-year period propane prices were at recent historic lows. Other revenues in the 2017 three-month period were slightly higher than the prior-year period.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

Total cost of sales during the 2017 three-month period increased $60.4 million from the prior-year period. Cost of sales in the 2017 and 2016 three-month periods includes $(6.0) million and $27.8 million of (losses) gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net gains and (losses) on derivative commodity instruments, total cost of sales increased $26.6 million principally reflecting the effects of higher Partnership average propane product costs ($30.8 million) partially offset by the effects of the lower propane volumes sold ($5.4 million).

Total margin (which includes $(6.0) million and $27.8 million of (losses) gains on commodity derivative instruments not associated with current-period transactions in the 2017 and 2016 three-month periods, respectively) decreased $39.6 million. Adjusted total margin decreased $5.9 million in the 2017 three-month period principally reflecting lower retail propane total margin ($7.3 million). The decrease in retail propane total margin principally reflects the lower retail volumes sold partially offset by slightly higher average unit margin.

EBITDA and operating income during the 2017 three-month period (which include the effects of the previously mentioned unrealized (losses) and gains on commodity derivative instruments not associated with current-period transactions, a $7.5 million environmental accrual associated with the site of a former MGP and, with respect to EBITDA, losses on extinguishments of debt), decreased $14.5 million and $47.3 million, respectively. Adjusted EBITDA decreased $6.2 million in the 2017 three-month period principally reflecting the effects of the lower adjusted total margin ($5.9 million). Operating and administrative expenses were $10.2 million higher than the prior year reflecting, among other things, the $7.5 million environmental accrual and higher self-insured casualty and liability expense ($5.5 million), principally resulting from a settlement with an insurance carrier, offset in part by lower employee group insurance expense ($2.2 million). The $7.5 million environmental accrual is excluded from the calculation of Adjusted EBITDA. Adjusted operating income decreased $6.0 million in the 2017 three-month period principally reflecting the $6.2 million decrease in Adjusted EBITDA. The $5.3 million decrease in adjusted net income attributable to AmeriGas Partners principally reflects the $6.0 million decrease in adjusted operating income partially offset by slightly lower interest and income taxes.

2017 nine-month period compared with the 2016 nine-month period

Nine Months Ended June 30,	2017	2016	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	863.4	883.7	(20.3)	(2.3)%
Wholesale	38.5	40.0	(1.5)	(3.8)%
	901.9	923.7	(21.8)	(2.4)%
Revenues:
Retail propane	$1,772.3	$1,695.3	$77.0	4.5%
Wholesale propane	31.5	23.5	8.0	34.0%
Other	204.5	199.5	5.0	2.5%
	$2,008.3	$1,918.3	$90.0	4.7%
Total margin (a)(b)	$1,185.5	$1,267.7	$(82.2)	(6.5)%
Operating and administrative expenses (c)	$694.2	$686.6	$7.6	1.1%
Operating income (b)(e)	$366.4	$460.2	$(93.8)	(20.4)%
Net income attributable to AmeriGas Partners (b)(e)(f)	$180.3	$293.8	$(113.5)	(38.6)%
Non-GAAP financial measures (d):
Adjusted total margin	$1,194.4	$1,206.0	$(11.6)	(1.0)%
EBITDA (b)(e)	$438.8	$561.6	$(122.8)	(21.9)%
Adjusted EBITDA (e)	$514.7	$537.7	$(23.0)	(4.3)%
Adjusted operating income (e)	$382.8	$398.5	$(15.7)	(3.9)%
Adjusted net income attributable to AmeriGas Partners (e)	$256.3	$269.8	$(13.5)	(5.0)%
Heating degree days — % (warmer) than normal (g)	(13.4)%	(14.3)%	—	—

(a)	Total margin represents “total revenues” less “Cost of sales — propane” and “Cost of sales — other.”

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2017 and 2016 nine-month periods include the impact of net unrealized (losses) gains of $(8.9) million and $61.7 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
Operating and administrative expenses in the 2017 nine-month period includes a $7.5 million environmental accrual associated with the site of a former MGP acquired in an acquisition (see Note 6 to condensed consolidated financial statements).

(d)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(e)
Amounts for the nine months ended June 30, 2017, reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage acquisition in 2012, which reduced operating income, adjusted operating income, net income attributable to AmeriGas Partners and adjusted net income attributable to AmeriGas Partners by $7.7 million; and reduced EBITDA and Adjusted EBITDA by $8.8 million. See Note 2 to condensed consolidated financial statements.

(f)
The nine month periods ended June 30, 2017 and 2016, include losses on extinguishments of debt of $59.7 million and $37.1 million, respectively (see Note 5 to condensed consolidated financial statements).

(g)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2017 nine-month period decreased 2.3% compared with the prior-year period. The Average temperatures based upon heating degree days during the 2017 nine-month period were approximately equal to the prior-year period but significantly warmer than normal. Although average temperatures during the 2017 nine-month period were approximately equal to the prior year, the critical heating-season months of January and February averaged more than 9% warmer than during the same period of the prior year.

Retail propane revenues increased $77.0 million during the 2017 nine-month period reflecting the effects of higher average retail selling prices ($116.0 million) partially offset by the lower retail volumes sold ($39.0 million). Wholesale propane revenues increased $8.0 million during the 2017 nine-month period reflecting the effects of higher average wholesale selling prices ($8.9 million) partially offset by lower wholesale volumes sold ($0.9 million). Average daily wholesale propane commodity prices during the 2017 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 48% higher than such prices during the 2016 nine-month period during which commodity propane prices were at recent historic lows. Other revenues in the 2017 nine-month period were slightly higher than in the prior-year period.

Total cost of sales during the 2017 nine-month period increased $172.2 million from the prior-year period. Cost of sales in the 2017 and 2016 nine-month periods includes $(8.9) million and $61.7 million of (losses) gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net (losses) and gains on derivative commodity instruments, total cost of sales increased $101.6 million principally reflecting the effects of higher Partnership average propane product costs ($116.0 million) reduced by the effects of the lower propane volumes sold ($15.3 million).

Total margin (which includes ($8.9) million and $61.7 million of (losses) gains on commodity derivative instruments not associated with current-period transactions in the 2017 and 2016 nine-month periods, respectively) decreased $82.2 million. Adjusted total margin decreased $11.6 million in the 2017 nine-month period principally reflecting lower retail propane total margin ($15.5 million) partially offset by higher non-propane total margin. The decrease in retail propane total margin principally reflects the decrease in retail volumes sold partially offset by slightly higher average retail unit margin.

EBITDA and operating income during the 2017 nine-month period (which include the effects of the previously mentioned unrealized (losses) and gains on commodity derivative instruments not associated with current-period transactions, the $7.5 million environmental accrual, and, with respect to EBITDA , the losses on extinguishments of debt), decreased $122.8 million and $93.8 million, respectively. Adjusted EBITDA decreased $23.0 million in the 2017 nine-month period principally reflecting the effects of the lower adjusted total margin ($11.6 million) and the impact of lower other operating income ($11.3 million) principally lower gains on assets sales primarily resulting from the effects of an $8.8 million adjustment recorded during the first quarter of Fiscal 2017 to correct previously recorded gains on sales of fixed assets acquired with the Heritage acquisition in 2012 (see Note 2 to condensed consolidated financial statements). Partnership operating and administrative expenses were $7.6 million higher than the prior year principally reflecting the previously mentioned $7.5 million environmental accrual. The $7.5 million environmental accrual is excluded from the calculation of Adjusted EBITDA. Excluding the environmental accrual in the current-year period, operating and administrative expenses in the 2017 nine-month period were about equal to the prior year as higher general insurance and self-insured casualty and liability expense ($7.9 million), principally as a result of a settlement with an insurance carrier, and to a lesser extent higher vehicle lease expenses were largely offset by lower employee group insurance expense ($10.7 million). Adjusted operating income decreased $15.7 million in the 2017 nine-month period reflecting the $23.0 million decrease in adjusted

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

EBITDA partially offset by a decrease in depreciation and amortization expense ($7.2 million). The $13.5 million decrease in adjusted net income attributable to AmeriGas Partners principally reflects the $15.7 million decrease in adjusted operating income and a $2.1 million decrease in interest expense. The lower interest expense principally reflects lower average interest rates on long-term debt as a result of debt refinancings that occurred during Fiscal 2016 and Fiscal 2017.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at June 30, 2017, were $4.7 million compared to cash and cash equivalents at September 30, 2016, of $15.8 million and $307.7 million at June 30, 2016. The significantly higher Partnership cash and cash equivalents at June 30, 2016 reflects the issuance of $1.35 billion of AmeriGas Partners Senior Notes on June 27, 2016 and the subsequent timing of the use of the net proceeds to repay certain other AmeriGas Partners Senior Notes pursuant to tender offers. The Partnership’s debt outstanding at June 30, 2017, totaled $2,654.8 million (including current maturities of long-term debt of $11.3 million and short-term borrowings of $75.5 million under AmeriGas OLP’s Amended and Restated Credit Agreement (“Credit Agreement”)). The Partnership’s debt outstanding at September 30, 2016, totaled $2,487.0 million (including current maturities of long-term debt of $8.5 million and short-term borrowings of $153.2 million under the Credit Agreement). Total long-term debt outstanding at June 30, 2017, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $15.0 million of HOLP Senior Notes and $22.0 million of other long-term debt, and is net of $32.7 million of unamortized debt issuance costs.

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

In May 2017, AmeriGas Partners repaid the remaining 7.00% Senior Notes not previously tendered, having an aggregate principal balance of $102.5 million, plus early redemption premiums and accrued and unpaid interest.

At June 30, 2017, there were $75.5 million borrowings outstanding under the Credit Agreement. The Credit Agreement provides for borrowings up to $525 million (including a $125 million sublimit for letters of credit) and expires in June 2019. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million at June 30, 2017. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2017 nine-month period were $83.0 million and $292.5 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2016 nine-month period were $110.0 million and $249.0 million, respectively. At June 30, 2017, the Partnership’s available borrowing capacity under the Credit Agreement was $382.3 million.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

On July 24, 2017, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit payable on August 18, 2017, to unitholders of record on August 10, 2017. During the nine months ended June 30, 2017, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.95 per Common Unit for the quarter ended March 31, 2017, and $0.94 per Common Unit for each of the quarters ended December 31, 2016, and September 30, 2016.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

Cash Flows

Operating activities. Due to the seasonal nature of the Partnership’s business, cash flows from operating activities are generally greatest during the second and third fiscal quarters when customers pay for propane consumed during the heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Partnership’s investment in working capital, principally accounts receivable and inventories, is generally greatest. The Partnership may use its Credit Agreement to satisfy its seasonal operating cash flow needs.

Cash flow provided by operating activities was $288.5 million in the 2017 nine-month period compared to $362.4 million in the 2016 nine-month period. Cash flow from operating activities before changes in operating working capital was $414.5 million in the 2017 nine-month period compared with $426.8 million in the prior-year period. The slightly lower cash flow from operating activities before changes in operating working capital in the current-year period reflects, in large part, the effects on cash flow of the lower net income (after adjusting net income for the noncash effects on net income of unrealized gains and losses on derivative instruments and the loss on extinguishments of debt, which is reflected in cash flow from financing activities) and the impact of lower noncash charges for depreciation and amortization partially offset by higher noncash charges for the previously mentioned environmental accrual Cash used to fund changes in operating working capital was $126.0 million in the 2017 nine-month period compared to $64.4 million in the 2016 nine-month period. The higher cash required to fund changes in accounts receivable and inventory reflects, in large part, the impact of higher and rising LPG costs during the current-year period.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $95.1 million in the 2017 nine-month period compared with $99.9 million in the prior-year period. The Partnership spent $74.5 million for property, plant and equipment (comprising $39.9 million of maintenance capital expenditures and $34.6 million of growth capital expenditures) in the 2017 nine-month period compared with $74.5 million (comprising $36.3 million of maintenance capital expenditures and $38.2 million of growth capital expenditures) in the 2016 nine-month period. Cash flow used in investing activities in the 2017 nine-month period includes $36.8 million of net cash used for acquisitions compared to $36.7 million in the prior-year period.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash used in financing activities was $204.6 million in the 2017 nine-month period compared with cash provided of $30.4 million in the prior-year period. In December 2016, AmeriGas Partners and AmeriGas Finance Corp. issued $700.0 million of 5.50% Senior Notes the net proceeds of which were used in large part for the early repayment of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500.0 million plus accrued and unpaid interest and early redemption premiums. In February 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525 million of 5.75% Senior Notes the net proceeds of which were used primarily for the early repayments in February and May of the remaining outstanding AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $480.8 million plus accrued and unpaid interest and early redemption premiums. For additional information on these debt transactions, see Note 5 to condensed consolidated financial statements. Distributions in the 2017 nine-month period totaled $298.2 million compared with $288.9 million in the prior-year period principally reflecting the impact of higher quarterly per-unit distribution rates. Cash used to repay short-term borrowings under the Credit Agreement in the 2017 nine-month period totaled $77.7 million compared with $56.7 million in the prior-year period.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to economically hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2017, was a loss of $0.1 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $12.6 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	Bylaws of AmeriGas Propane, Inc., Amended and Restated as of July 24, 2017.	AmeriGas Partners	Form 8-K (7/24/17)	3.1

10.1	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.

10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees, dated January 1, 2017.*

10.3	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 23, 2017.

10.4	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended as of June 15, 2017.

10.5	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1

10.6	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.2

10.7	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.3

10.8	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 24, 2017.	UGI	Form 10-Q (6/30/17)	10.4

10.9	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 24, 2017.	UGI	Form 10-Q (6/30/17)	10.5

10.10	UGI Corporation 2009 Deferral Plan, as amended and restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6

10.11	UGI Corporation Senior Executive Employee Severance Plan, as amended as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.7

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 4, 2017	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	August 4, 2017	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.

10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees, dated January 1, 2017.*

10.3	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 23, 2017.

10.4	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended as of June 15, 2017.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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