Form 10-K
period 2017-09-30
AMERIGAS PARTNERS LP
filed 2017-11-21
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2017 was approximately $3,252,169,135. At November 14, 2017, there were outstanding 92,963,052 Common Units representing limited partner interests.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; (17) the availability, timing, and success of our acquisitions and investments to grow our business; and (18) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack.

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
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves over 1.8 million residential, commercial, industrial, agricultural, wholesale and motor fuel customers in all 50 states from approximately 1,900 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership. AmeriGas OLP is referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2017,” “Fiscal 2016,” and “Fiscal 2015” refer to the fiscal years ended September 30, 2017, September 30, 2016, and September 30, 2015, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 26% effective ownership interest in the Partnership.

Business Strategy

Our strategy is to grow by (i) developing internal sales and marketing programs to improve customer service and attract and retain customers, (ii) leveraging our scale and driving productivity, and (iii) pursuing opportunistic acquisitions. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional, and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2017, we completed the acquisition of five propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program, through which consumers can purchase propane cylinders or exchange propane cylinders at various retail locations, and our National Accounts program, through which we encourage multi-location propane users to enter into a supply agreement with us rather than with multiple suppliers. During Fiscal 2017, we continued to make significant investments in technology to reduce operational costs while improving our customers’ experience. For example, (i) we rolled out the AmeriMobile distribution platform to all district locations, increasing the use of technology to more efficiently deploy our drivers in making deliveries to customers and (ii) we continue to promote a customer service culture through the development of our on-line customer experience, which enables customers to transact with us after hours, to seek customer support through live on-line chat, and to receive delivery confirmations by text.

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
Products, Services and Marketing

The Partnership serves over 1.8 million customers in all 50 states from approximately 1,900 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems, and operates a residential heating, ventilation, air conditioning, plumbing, and related services business in certain counties of Pennsylvania, Delaware, and Maryland. Typically, the Partnership’s propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier throughout the continental U.S.

The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed approximately 1.1 billion gallons of propane in Fiscal 2017. Approximately 96% of the Partnership’s Fiscal 2017 sales (based on gallons sold) were to retail accounts and approximately 4% were to wholesale and supply customers. Sales to residential customers in Fiscal 2017 represented approximately 37% of retail gallons sold; commercial/industrial customers 38%; motor fuel customers 17%; and agricultural customers 4%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2017 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.

The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program. At September 30, 2017, ACE cylinders were available at over 50,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.

Residential and commercial customers use propane primarily for home heating, water heating and cooking purposes. Commercial users include hotels, restaurants, churches, warehouses, and retail stores. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power school buses and other over-the-road vehicles, forklifts, and stationary engines. Agricultural uses include tobacco curing, chicken brooding, crop drying, and orchard heating. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane in portable cylinders, including ACE and motor fuel cylinders. Some of these deliveries are made to the customer’s location, where cylinders are either picked up or replenished in place.
Propane Supply and Storage

The United States propane market has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. Volatility in the U.S. propane market stabilized in Fiscal 2017 and the propane industry experienced normal inventory levels, following record high levels reached in Fiscal 2015 and Fiscal 2016. The availability and pricing of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of exported supply and, to a much lesser extent, imported supply. In recent years, there has been an increase in overseas demand for U.S. propane exports as the U.S. continues to have low cost reliable sources of propane. We utilized our extensive distribution and logistics channels to minimize disruption to our customers due to supply chain interruptions resulting from the natural disasters in Fiscal 2017, including Hurricanes Harvey and Irma and the wildfires in California.

During Fiscal 2017, approximately 95% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2018. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Plains Marketing, L.P. and Targa Liquids Marketing & Trade LLC supplied approximately 28% of the Partnership’s Fiscal 2017 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2017. In certain geographic areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.

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
Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is generally more expensive than propane on a British thermal unit (“Btu”) equivalent basis, but the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane but is currently more expensive than propane as well as a less environmentally attractive energy source. Historically, however, fuel oil is less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.
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

In Fiscal 2017, the Partnership’s retail propane sales totaled more than 1.0 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2015 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 8.5 billion gallons. Based on LP-GAS magazine rankings, 2015 sales volume of the ten largest propane distribution companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales.
Trade Names, Trade and Service Marks
The Partnership markets propane and other services principally under the “AmeriGas®”, “America’s Propane Company®”, “Heritage Propane®”, “Relationships Matter®”, “Metro Lawn®” and “ServiceMark®” trade names and related service marks. The Partnership also markets propane under various other trade names throughout the United States. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (except its licenses with permitted transferees and on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership for cause. If the General Partner ceases to serve as the general partner of the Partnership other than for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to AmeriGas Propane, L.P. equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to AmeriGas Propane, L.P. UGI and the General Partner each also have the right to terminate its respective license agreement in order to settle any claim of infringement, unfair competition or similar claim or if the agreement has been materially breached without appropriate cure.
Seasonality

Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2017, approximately 64% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

All states in which the Partnership operates have adopted fire safety codes that regulate the storage, distribution, and use of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, the Partnership is subject in all jurisdictions in which it operates to rules and procedures governing the safe handling of propane, including those established by National Fire Protection Association Pamphlets No. 54 and No. 58 and various state, local and international codes (including international fire, building and fuel gas codes). Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution, and use of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2017, the General Partner had approximately 8,100 employees, including over 350 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

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
During Fiscal 2017, AmeriGas Propane purchased over 88% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographical areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as propane for use by consumers. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result, we are often a defendant in legal proceedings and litigation arising in the ordinary course of business. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.
Increased regulation of Greenhouse Gas (GHG) emissions, such as propane and methane, could impose significant additional costs on us, our suppliers and our customers. Some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane companies, to purchase allowances to compensate for the GHG emissions created by their business operations. In September 2009, the EPA issued a final rule establishing a system for mandatory reporting of GHG emissions. However, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. Although Congress has not enacted federal climate change legislation, the EPA adopted and implemented regulations to restrict emissions of GHGs from motor vehicles and certain large stationary sources, and to require reporting of GHG emissions by certain regulated facilities on an annual basis. The Partnership’s facilities are not currently subject to these regulations, but the potential increased costs of regulatory compliance and mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition.
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
Electricity is a major competitor of propane but is generally more expensive than propane on a Btu equivalent basis for space heating, water heating, and cooking. Notwithstanding cost, the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane but is currently more expensive than propane as well as a less environmentally attractive energy source. Historically, however, fuel oil is less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a significantly less expensive source of energy than propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region into which natural gas distribution systems are expanded. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.
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

As of September 30, 2017, the Partnership owned approximately 84% of its nearly 675 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2017, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
940	Trailers	78%	22%
350	Tractors	7%	93%
510	Railroad tank cars	0%	100%
3,100	Bobtail trucks	32%	68%
400	Rack trucks	34%	66%
3,800	Service and delivery trucks	38%	62%

Other assets owned at September 30, 2017 included approximately 1.7 million stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.7 million portable propane cylinders with typical capacities of 1 to 120 gallons, 21 terminals, and 10 transflow units.

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

	Price Range		Cash
2017 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.50	$42.00	$0.950
Third Quarter	$47.92	$42.52	$0.950
Second Quarter	$50.00	$44.25	$0.940
First Quarter	$48.24	$43.50	$0.940

	Price Range		Cash
2016 Fiscal Year	High	Low	Distribution
Fourth Quarter	$50.11	$43.88	$0.940
Third Quarter	$47.02	$40.81	$0.940
Second Quarter	$44.16	$32.36	$0.920
First Quarter	$44.96	$30.80	$0.920

As of November 14, 2017, there were 646 record holders of the Partnership’s Common Units.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Dollars in thousands, except per unit amounts)	2017	2016	2015	2014	2013
FOR THE PERIOD:
Income statement data:
Revenues	$2,453,495	$2,311,817	$2,885,322	$3,712,935	$3,166,543
Net income including noncontrolling interest	$165,869	$211,193	$214,969	$294,441	$225,091
Less: net income attributable to noncontrolling interest	(3,810)	(4,209)	(3,758)	(4,548)	(3,869)
Net income attributable to AmeriGas Partners, L.P.	$162,059	$206,984	$211,211	$289,893	$221,222
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$116,913	$166,757	$178,742	$263,144	$199,724
Income per limited partner unit — basic and diluted (a)	$1.25	$1.77	$1.91	$2.82	$2.14
Cash distributions declared per limited partner unit	$3.78	$3.72	$3.60	$3.44	$3.28
AT PERIOD END:
Balance sheet data:
Current assets	$413,774	$344,448	$366,361	$505,908	$504,994
Total assets	$4,059,261	$4,057,770	$4,120,152	$4,338,456	$4,408,018
Current liabilities (excluding debt)	$433,085	$426,780	$468,515	$496,925	$492,362
Total debt	$2,712,279	$2,487,009	$2,330,036	$2,375,132	$2,387,358
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	$747,899	$984,221	$1,164,216	$1,322,514	$1,385,103
Noncontrolling interest	35,172	34,988	36,157	38,376	39,034
Total partners’ capital	$783,071	$1,019,209	$1,200,373	$1,360,890	$1,424,137
OTHER DATA:
Capital expenditures (including capital leases)	$98,164	$101,693	$102,009	$113,934	$111,058
Retail propane gallons sold (millions)	1,046.9	1,065.5	1,184.3	1,275.6	1,245.2
Degree days — % (warmer) colder than normal (b)	(13.5)%	(15.0)%	(2.9)%	6.2%	(1.8)%
Distributable Cash Flow (“DCF”) (c):
DCF	$333,007	$331,879	$399,875	$430,864	$403,014
DCF after growth capital expenditures	$286,877	$282,290	$355,681	$387,217	$363,818
Total distributions paid	$398,877	$387,659	$368,426	$346,744	$327,000
Ratio of DCF to total distributions paid	0.8	0.9	1.1	1.2	1.2
Ratio of DCF after growth capital expenditures to total distributions paid	0.7	0.7	1.0	1.1	1.1

(a)
Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships. See Note 2 to Consolidated Financial Statements.

(b)
Deviation from average heating degree days for the 30-year period of 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

(c)	The following table reconciles net cash provided by operating activities to (1) DCF and (2) DCF after growth capital expenditures:

	Year Ended September 30,
(Thousands of dollars)	2017	2016	2015	2014	2013
Net cash provided by operating activities	$356,782	$422,943	$523,858	$480,070	$355,603
Add: Heritage Propane transition expenses (i)	—	—	—	—	26,539
Exclude the impact of changes in operating working capital:
Accounts receivable	35,132	(3,963)	(51,613)	15,246	43,378
Inventories	37,398	(15,478)	(86,198)	22,804	(5,403)
Accounts payable	(26,325)	5,267	52,975	16,643	661
Other current assets	8,661	(3,895)	10,889	(2,429)	2,305
Other current liabilities	14,436	(7,564)	8,825	(11,045)	42,795
Provision for uncollectible accounts	(17,693)	(11,215)	(15,800)	(26,403)	(16,477)
Other cash flows from operating activities, net	(23,350)	(2,112)	14,754	6,265	5,100
	385,041	383,983	457,690	501,151	454,501
Maintenance capital expenditures (ii)	(52,034)	(52,104)	(57,815)	(70,287)	(51,487)
DCF (iii) (A)	333,007	331,879	399,875	430,864	403,014
Growth capital expenditures (ii)	(46,130)	(49,589)	(44,194)	(43,647)	(39,196)
DCF after growth capital expenditures (iii) (B)	$286,877	$282,290	$355,681	$387,217	$363,818

Distributions:
Distributions to Common Unitholders	$351,363	$345,644	$334,387	$319,427	$304,444
Distributions to the General Partner	47,514	42,015	34,039	27,317	22,556
Total distributions paid (C)	$398,877	$387,659	$368,426	$346,744	$327,000

Ratio of DCF to total distributions paid (A)/(C)	0.8	0.9	1.1	1.2	1.2
Ratio of DCF after growth capital expenditures to total distributions paid (B)/(C)	0.7	0.7	1.0	1.1	1.1

(i)
Heritage Propane transition expenses and transition capital expenditures are excluded from the determination of the distribution coverage ratios above because these expenditures are associated with integration activities of Heritage Propane acquired in January 2012 and their exclusion from the amounts above provides a more meaningful indication of ongoing DCF.

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
Executive Overview
The Partnership’s geographic diversity typically reduces the risk of extreme weather variations across the United States. However Fiscal 2017, much like Fiscal 2016, was unusual in that a substantial portion of the U.S. experienced temperatures based upon heating degree days that were significantly warmer than normal. Average temperatures during Fiscal 2017 based upon heating degree days were approximately 13.5% warmer than normal but slightly colder than in the prior year. Although Fiscal 2017 temperatures based upon heating degree days were slightly colder than in Fiscal 2016, temperatures in the critical heating season months of January and February 2017 were approximately 9% warmer than the prior year. Retail propane volumes in Fiscal 2017 were slightly lower than in the prior year. The effects of slightly lower retail volumes sold were partially offset through operating expense and propane unit margin management notwithstanding higher and increasing wholesale prices for propane during Fiscal 2017 compared with Fiscal 2016. Growth in the AmeriGas Cylinder Exchange (“ACE”) and National Accounts programs also helped to offset the effects of the lower retail volumes sold.
We recorded GAAP net income attributable to AmeriGas Partners for Fiscal 2017 of $162.1million compared to GAAP net income attributable to AmeriGas Partners for Fiscal 2016 of $207.0 million. The GAAP net income attributable to AmeriGas Partners in Fiscal 2017 reflects the effects of $31.1 million of gains on commodity derivative instruments not associated with current-period transactions, the impact of a $59.7 million loss on early extinguishments of debt, and a $7.5 million environmental accrual associated with the site of a former MGP obtained in a prior year acquisition. GAAP net income attributable to AmeriGas Partners in Fiscal 2016 includes the effects of $66.1 million of gains on commodity derivative instruments not associated with current-period transactions and the impact of a $48.9 million loss on early extinguishments of debt.

Adjusted net income attributable to AmeriGas Partners for Fiscal 2017 was $198.5 million compared with adjusted net income attributable to AmeriGas Partners for Fiscal 2016 of $190.5 million. Adjusted total margin in Fiscal 2017 was about equal to the prior year as the impact of slightly lower retail propane volumes was offset by slightly higher retail unit margins and other total margin. Adjusted EBITDA and adjusted operating income increased $8.3 million and $7.8 million, respectively, principally reflecting lower operating and administrative expenses (as adjusted for the $7.5 million accrual for the MGP site).

AmeriGas Partners continued to expand its National Accounts and AmeriGas Cylinder Exchange programs in Fiscal 2017. The Partnership also acquired five retail propane distribution businesses and continued to make meaningful progress in deploying technology to improve the customer experience.

During Fiscal 2017, AmeriGas Partners completed the refinancing of its long-term debt which began in Fiscal 2016. These transactions reduced AmeriGas Partners’ cost of long-term debt and extended the maturities. We believe we have sufficient liquidity from our revolving credit facility and cash flow from operations to fund business operations in Fiscal 2018. For further information on our refinancing transactions and our liquidity see “Financial Condition and Liquidity” below.
As more fully described below under “Financial Condition and Liquidity” and in Note 11 to Consolidated Financial Statements, on November 7, 2017, we entered into a Standby Equity Commitment Agreement with the General Partner and UGI pursuant to which UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019, for consideration comprising new Class B Common Units representing limited partner interests in the Partnership. Although the Partnership does not intend to call on this facility at the present time, this capital commitment provides balance sheet flexibility to continue our strategic initiatives following two historically warm years and underscores the Partnership's commitment to providing long-term value to its investors while maintaining a strong balance sheet. For additional information, see Note 11 to Consolidated Financial Statements.
Looking ahead, our results in Fiscal 2018 will be influenced by a number of factors including, among others, temperatures and the severity of weather in our service territories during the peak heating-season, the level of volatility of commodity prices for propane, the level of customer conservation and the strength of economic activity.
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

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the years presented:

(Millions of dollars)	Year Ended September 30,
	2017	2016	2015
Adjusted total margin:
Total revenues	$2,453.5	$2,311.8	$2,885.3
Cost of sales - propane	(891.3)	(719.8)	(1,301.2)
Cost of sales - other (a)	(80.5)	(78.9)	(86.6)
Total margin	1,481.7	1,513.1	1,497.5
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(31.1)	(66.1)	47.8
Adjusted total margin	$1,450.6	$1,447.0	$1,545.3

Adjusted operating income:
Operating income	$387.9	$422.6	$380.7
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(31.1)	(66.1)	47.8
MGP environmental accrual	7.5	—	—
Adjusted operating income	$364.3	$356.5	$428.5

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$162.1	$207.0	$211.2
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(31.1)	(66.1)	47.8
Loss on extinguishments of debt	59.7	48.9	—
MGP environmental accrual	7.5	—	—
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions and MGP environmental accrual	0.3	0.7	(0.4)
Adjusted net income attributable to AmeriGas Partners	$198.5	$190.5	$258.6

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$162.1	$207.0	$211.2
Income tax expense (benefit)	2.0	(1.6)	2.9
Interest expense	160.2	164.1	162.8
Depreciation	147.7	146.8	152.2
Amortization	42.8	43.2	42.7
EBITDA	514.8	559.5	571.8
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(31.1)	(66.1)	47.8
Loss on extinguishments of debt	59.7	48.9	—
MGP environmental accrual	7.5	—	—
Noncontrolling interest in net gains (losses) on commodity derivative instruments not associated with current-period transactions and MGP environmental accrual (a)	0.4	0.7	(0.4)
Adjusted EBITDA	$551.3	$543.0	$619.2

(a)	Includes the impact of rounding.

Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2017 with Fiscal 2016 and (2) Fiscal 2016 with the year ended September 30, 2015 (“Fiscal 2015”).
Fiscal 2017 Compared with Fiscal 2016

(Dollars in millions)	2017	2016	Increase (Decrease)

Gallons sold (millions):
Retail	1,046.9	1,065.5	(18.6)	(1.7)%
Wholesale	49.1	49.7	(0.6)	(1.2)%
	1,096.0	1,115.2	(19.2)	(1.7)%
Revenues:
Retail propane	$2,142.8	$2,023.8	$119.0	5.9%
Wholesale propane	40.7	29.3	11.4	38.9%
Other	270.0	258.7	11.3	4.4%
	$2,453.5	$2,311.8	$141.7	6.1%
Total margin (a)(b)	$1,481.7	$1,513.1	$(31.4)	(2.1)%
Operating and administrative expenses (c)	$915.1	$928.8	$(13.7)	(1.5)%
Operating income (b)(c)(e)(f)	$387.9	$422.6	$(34.7)	(8.2)%
Net income attributable to AmeriGas Partners (b)(e)(f)(g)	$162.1	$207.0	$(44.9)	(21.7)%
Non-GAAP financial measures (d):
Adjusted total margin	$1,450.6	$1,447.0	$3.6	0.2%
EBITDA (b)(e)	$514.8	$559.5	$(44.7)	(8.0)%
Adjusted EBITDA (e)	$551.3	$543.0	$8.3	1.5%
Adjusted operating income (e)(f)	$364.3	$356.5	$7.8	2.2%
Adjusted net income attributable to AmeriGas Partners (e)(f)	$198.5	$190.5	$8.0	4.2%
Heating degree days — % (warmer) than normal (h)	(13.5)%	(15.0)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for Fiscal 2017 and Fiscal 2016 include the impact of net unrealized gains of $31.1 million and $66.1 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
Operating and administrative expenses in Fiscal 2017 include a $7.5 million environmental accrual associated with the site of a former MGP obtained in a prior year acquisition (see Note 12 to Consolidated Financial Statements).

(d)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(e)
Amounts for Fiscal 2017 reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012, which reduced operating income, adjusted operating income, net income attributable to AmeriGas Partners and adjusted net income attributable to AmeriGas Partners by $7.7 million; and reduced EBITDA and Adjusted EBITDA by $8.8 million (see Note 2 to Consolidated Financial Statements).

(f)
Amounts for Fiscal 2017 reflect an adjustment to correct depreciation expense associated with prior periods which reduced operating income and adjusted operating income by $7.5 million, and net income attributable to AmeriGas Partners and adjusted net income attributable to AmeriGas Partners by $7.4 million (see Note 2 to Consolidated Financial Statements).

(g)	Fiscal 2017 and Fiscal 2016 include losses on extinguishments of debt of $59.7 million and $48.9 million, respectively, (see Note 6 to Consolidated Financial Statements).

(h)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo regions in the United States, excluding Alaska and Hawaii.

AmeriGas Propane’s retail gallons sold during Fiscal 2017 decreased 1.7% compared with Fiscal 2016. Average temperatures based upon heating degree days during Fiscal 2017 were significantly warmer than normal but slightly colder than Fiscal 2016. Although average temperatures during Fiscal 2017 were slightly colder than the prior year, the critical heating season months of January and February were approximately 9% warmer than during the same period of Fiscal 2016.
AmeriGas Propane’s retail propane revenues increased $119.0 million during Fiscal 2017 reflecting the effects of higher average retail selling prices ($154.3 million) partially offset by the lower retail volumes sold ($35.3 million). Wholesale propane revenues increased $11.4 million during Fiscal 2017 reflecting the effects of higher average wholesale selling prices ($11.8 million) partially offset by lower wholesale volumes sold ($0.4 million). Average daily wholesale propane commodity prices during Fiscal 2017 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 50% higher than such prices during Fiscal 2016 when commodity propane prices were at recent historic lows. Other revenues in Fiscal 2017 were slightly higher than in Fiscal 2016. Total cost of sales during Fiscal 2017 increased $173.2 million from Fiscal 2016. Cost of sales in Fiscal 2017 and Fiscal 2016 are net of $31.1 million and $66.1 million of gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects of the net gains on derivative commodity instruments, total cost of sales increased $138.2 million principally reflecting the effects on propane cost of sales of higher Partnership average propane product costs ($150.1 million) reduced by the effects of the lower propane volumes sold ($13.6 million).
Total margin (which includes $31.1 million and $66.1 million of net unrealized gains on commodity derivative instruments in Fiscal 2017 and Fiscal 2016, respectively), decreased $31.4 million in Fiscal 2017. Adjusted total margin increased $3.6 million in Fiscal 2017 as slightly lower retail propane total margin ($5.7 million) was more than offset by higher non-propane total margin. The slight decrease in retail propane total margin principally reflects the decrease in retail gallons sold partially offset by slightly higher average retail unit margin.
Fiscal 2017 EBITDA and operating income (including the effects of the previously mentioned unrealized gains on commodity derivative instruments, the MGP environmental accrual and, with respect to EBITDA, losses on extinguishments of debt) decreased $44.7 million and $34.7 million, respectively, from amounts in Fiscal 2016. Adjusted EBITDA in Fiscal 2017 increased $8.3 million principally reflecting lower Fiscal 2017 operating and administrative expenses ($21.2 million), as adjusted for the effects of the $7.5 million MGP accrual in Fiscal 2017, and the slightly higher total margin ($3.6 million). These increases were offset, in part, by a decrease in other operating income ($16.4 million). Partnership operating and administrative expenses in Fiscal 2017, as adjusted for the $7.5 million MGP accrual, reflect lower uninsured litigation and general insurance expenses ($26.8 million), resulting in large part from the absence of a $15.0 million accrual for a class action lawsuit recorded during the fourth quarter of Fiscal 2016, and lower group medical insurance expenses ($9.8 million). These operating and administrative expense decreases were partially offset by higher vehicle expenses ($7.8 million) and higher bad debt expense ($6.5 million). The lower other operating income in Fiscal 2017 reflects, among other things, lower gains on asset sales ($10.3 million), primarily resulting from an $8.8 million adjustment recorded during the first quarter of Fiscal 2017 to correct previously recorded gains on sales of fixed assets (see Note 2 to Consolidated Financial Statements), and lower fuel tax credits ($2.8 million). Adjusted operating income increased $7.8 million in Fiscal 2017 principally reflecting the higher Adjusted EBITDA ($8.3 million).
During Fiscal 2017, AmeriGas Partners recognized a loss of $59.7 million associated with early extinguishments of debt. During Fiscal 2016, AmeriGas Partners recognized a loss of $48.9 million associated with early extinguishments of debt.

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
Total margin (which includes $66.1 million and $(47.8) million of net unrealized gains (losses) on commodity derivative instruments in Fiscal 2016 and Fiscal 2015, respectively) increased $15.6 million in Fiscal 2016. Adjusted total margin decreased $98.3 million principally reflecting lower retail propane total margin ($91.9 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin principally resulting from the benefits of declining wholesale propane commodity prices.
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
Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2017, totaled $2,712.3 million (including current maturities of long-term debt of $8.4 million and short-term borrowings of $140.0 million). The Partnership’s debt outstanding at September 30, 2016, totaled $2,487.0 million (including current maturities of long-term debt of $8.5 million and short-term borrowings of $153.2 million). Total long-term debt outstanding at September 30, 2017, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $11.3 million of HOLP Senior Notes and $17.3 million of other long-term debt, and is net of $31.3 million of unamortized debt issuance costs.
During Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued, in underwritten offerings, $700 million principal amount of 5.50% Senior Notes due May 2025 and $525 million principal amount of 5.75% Senior Notes due May 2027 (collectively, the “AmeriGas 2017 Senior Notes”). The net proceeds from the issuance of the AmeriGas 2017 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of AmeriGas Partners’ 7.00% Senior Notes, having an aggregate principal balance of $980.8 million plus accrued and unpaid interest and early redemption premiums and (2) for general corporate purposes.
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
At September 30, 2017 and 2016, there were $140.0 million and $153.2 million of borrowings outstanding under the Credit Agreement, respectively. The weighted average interest rates on Credit Agreement borrowings at September 30, 2017 and 2016, were 3.74% and 2.79%, respectively. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million at September 30, 2017 and 2016. The average daily and peak short-term borrowings outstanding under the Credit Agreement during Fiscal 2017 were $89.3 million and $292.5 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during Fiscal 2016 were $99.0 million and $249.0 million, respectively. At September 30, 2017, the Partnership’s available borrowing capacity under the Credit Agreement was $317.8 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2018. For a more detailed discussion of the Credit Agreement, see Note 6 to Consolidated Financial Statements.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement (the “Commitment Agreement”) with the General Partner and UGI. Under the terms of the Commitment Agreement, UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019 (the “Commitment Period”). UGI’s capital contributions may be made from time to time during the Commitment Period upon request of the Partnership.
In consideration for any capital contributions pursuant to the Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in the Partnership (“Class B Units”).

The Class B Units will be issued at a price per unit equal to the 20-day volume-weighted average price of the Partnership’s Common Units prior to the date of the Partnership’s related capital call. The Class B Units will be entitled to cumulative quarterly distributions at a rate equal to the annualized Common Unit yield at the time of the applicable capital call, plus 130 basis points. The Partnership may choose to make the distributions in cash or in kind in the form of additional Class B Units. While outstanding, the Class B Units will not be subject to any incentive distributions from the Partnership.

Generally, at any time after five years from the initial issuance of the Class B Units, holders may elect to convert all or any portion of the Class B Units they own into Common Units on a one-for-one basis, and at any time after six years from the initial issuance of the Class B Units, subject to certain conditions, the Partnership may elect to convert all or any portion of the Class B Units into Common Units.
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows:

	2017	2016	2015
1st Quarter	$0.94	$0.92	$0.88
2nd Quarter	$0.94	$0.92	$0.88
3rd Quarter	$0.95	$0.94	$0.92
4th Quarter	$0.95	$0.94	$0.92

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $52.7 million in Fiscal 2017, $47.4 million in Fiscal 2016 and $39.3 million in Fiscal 2015. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2017, Fiscal 2016 and Fiscal 2015 of $43.5 million, $38.2 million and $30.4 million, respectively.
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

Comparisons of year-over-year cash flow from operating activities is affected by the impact on operating cash flow from changes in operating working capital of changes in commodity prices for propane. Cash flow from operating activities in Fiscal 2017 was lower than in Fiscal 2016 primarily reflecting the impact of higher cash needed to fund changes in operating working capital. Cash flow from operating activities before changes in operating working capital was $426.1 million in Fiscal 2017, $397.3 million in Fiscal 2016 and $458.7 million in Fiscal 2015. The year-over-year changes in cash flow from operating activities before changes in working capital (after adjusting for the effects of unrealized gains and losses on derivative instruments and loss on extinguishments of debt) principally reflects the year-over-year impact of changes in operating results. Changes in operating working capital (used) provided operating cash flow of $(69.3) million in Fiscal 2017, $25.6 million in Fiscal 2016 and $65.1 million in Fiscal 2015. Cash flow from changes in operating working capital primarily reflects the impact of propane prices on cash receipts from customers as reflected in changes in accounts receivable, and cash paid for propane purchased as reflected in changes in inventories and accounts payable. The significantly higher cash flow from changes in operating working capital in Fiscal 2015 reflects, in large part, the impact from a significant decline in propane commodity costs which occurred during Fiscal 2015. The greater use of cash from changes in operating working capital in Fiscal 2017 reflects, among other things, the increase in propane commodity prices during most of Fiscal 2017.

Investing Activities:

Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. We spent $98.2 million for property, plant and equipment in Fiscal 2017; $101.7 million in Fiscal 2016; and $102.0 million in Fiscal 2015.

Financing Activities:

Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Distributions on Common Units and the General Partner interest totaled $398.9 million, $387.7 million and $368.4 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. The year-over-year increases in distributions principally reflect the effects of increases in the Common Unit distribution rate over the three-year period. During Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $700.0 million of Senior Notes the net proceeds of which were used in large part for the early repayment of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500.0 million. Also during Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525 million of Senior Notes the net proceeds of which were used primarily for the early repayments in February and May of the remaining outstanding AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $480.8 million. In Fiscal 2016, AmeriGas Partners issued $1.35 billion face amount of AmeriGas Partners Senior Notes and used substantially all of the net proceeds to repay $1.27 billion principal amount of existing AmeriGas Partners Senior Notes subject to tender offers and notices of redemption.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2017, Fiscal 2016 and Fiscal 2015. We also provide amounts we expect to spend in Fiscal 2018. We expect to finance Fiscal 2018 capital expenditures principally from cash generated by operations and borrowings under our Credit Agreement.

Year Ended September 30,	2018	2017	2016	2015
(millions of dollars)	(estimate)
Maintenance capital expenditures	$57.0	$52.0	$52.1	$57.8
Growth capital expenditures	55.0	46.1	49.6	44.2
Total capital expenditures	$112.0	$98.1	$101.7	$102.0
The Partnership considers a number of factors in determining whether its capital expenditures are growth capital expenditures or maintenance capital expenditures. The Partnership considers growth capital to include those expenditures that increase the operating capacity of the Partnership. Examples of growth expenditures include, but are not limited to, expenditures to build new plants, expenditures related to the growth of our base business, such as new customer tanks and equipment, expansion of our National Accounts or ACE programs and expenditures in technology that enable us to leverage our scale to generate efficiencies or expand our operations. Maintenance capital expenditures are generally considered to be any capital expenditure that maintains the Partnership’s operating capacity and include capital repairs to buildings, bulk storage plants, vehicles, company-owned tanks and any expenditure related to the maintenance of our existing infrastructure.

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2017 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt and lease obligations. The following table presents significant contractual cash obligations as of September 30, 2017:

	Payments Due by Period
(millions of dollars)	Total	Fiscal 2018	Fiscal 2019 - 2020	Fiscal 2021 - 2022	Fiscal 2023 and thereafter
Long-term debt (a)	$2,603.6	$8.6	$15.7	$4.3	$2,575.0
Interest on long-term fixed-rate debt (b)	1,199.5	147.3	293.5	292.6	466.1
Operating leases	398.6	72.1	122.4	93.8	110.3
Propane supply contracts	7.4	7.4	—	—	—
Total	$4,209.1	$235.4	$431.6	$390.7	$3,151.4

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2017, principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2017, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $47 million.
Related Party Transactions
Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $561.6 million in Fiscal 2017, $557.0 million in Fiscal 2016, and $576.1 million in Fiscal 2015, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $16.9 million in Fiscal 2017, $18.7 million in Fiscal 2016 and $22.6 million in Fiscal 2015. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3.3 million in Fiscal 2017, $2.3 million in Fiscal 2016 and $3.0 million in Fiscal 2015.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during Fiscal 2017, Fiscal 2016 and Fiscal 2015.
In addition, AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $0.5 million, $0.3 million and $1.2 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement with the General Partner and UGI pursuant to which UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019, for consideration comprising new Class B Common Units representing limited partner interests in the Partnership.  See Note 11 to Consolidated Financial Statements for additional information.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2017, was a net gain of $31.8 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of $9.3 million.
Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
At September 30, 2017, our variable-rate debt includes borrowings under the Credit Agreement. Credit Agreement borrowings have interest rates that are generally indexed to short-term market interest rates. At September 30, 2017, there were $140.0 million of borrowings outstanding under the Credit Agreement. Based upon the average level of borrowings outstanding under the Credit Agreement during Fiscal 2017, an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2017 annual interest expense by approximately $1 million.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $166.0 million at September 30, 2017. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of approximately $173.0 million at September 30, 2017.
Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt.
Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means.
Accounting For Derivative Instruments At Fair Value. The Partnership enters into derivative instruments to economically hedge the risks associated with changes in commodity prices for propane.  These derivatives are recognized as assets and liabilities at fair value on the Consolidated Balance Sheets.  Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. The fair values of our commodity derivative instruments are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values of derivatives. At September 30, 2017, the net fair value of our derivative assets totaled $31.8 million and we had no net derivative liabilities.
Depreciation and Amortization of Long-Lived Assets. We compute depreciation on property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 3 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2017, our net property, plant and equipment totaled $1,206.7 million and we recorded depreciation expense of $147.7 million during Fiscal 2017. As of September 30, 2017, our net intangible assets subject to amortization totaled $307.1 million and we recorded amortization expense on intangible assets subject to amortization of $38.0 million during Fiscal 2017.
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
Indefinite-Lived Intangible Asset Evaluation. In accordance with GAAP, intangible assets with indefinite lives are not amortized but are tested annually for impairment (and more frequently if indicators of impairment are present) and written down to fair value, if impaired.  We test our indefinite-lived intangible assets comprising trademarks and tradenames obtained through acquisitions by comparing their carrying values to their estimated fair values. The estimated fair values of the Partnership’s trademarks and tradenames are determined using the “relief from royalty” method. This method requires the Partnership to forecast future revenues derived from the use of these trademarks and tradenames, and to determine a fair royalty rate for their use. These future estimated royalties are then discounted to present value using a discount rate based upon a weighted-average cost of capital adjusted for the risks inherent in the forecasted financial information and risks specific to the asset itself. The estimated revenues used in the fair value calculation reflect our current business plans including our plans to continue to support the use of these trademarks and tradenames. Changes in the judgments, assumptions and estimates that are used in our impairment testing of trademarks and tradenames, including discount rates and future cash flow projections and the effects of our business plans and continued support of these trademarks and tradenames, could result in different fair value estimates. For example, increasing the discount rate by 10% would have resulted in an estimated fair value that is approximately 5% below the carrying amount of trademarks and tradenames at September 30, 2017. At September 30, 2017, our trademarks and tradenames totaled $82.9 million. We did not record any impairments of trademarks or tradenames in Fiscal 2017, Fiscal 2016 or Fiscal 2015.
The Partnership intends to conduct a formal business review during Fiscal 2018 that could result in a change to our business plans involving the use and support of trademarks and tradenames primarily those associated with the January 2012 acquisition of Heritage Propane.  The completion of this review could result in (1) no change to the planned use and support of these trademarks and tradenames;  (2) a determination that certain or all Heritage Propane trademarks and tradenames no longer have an indefinite life, which would result in the amortization of such tradenames over their estimated remaining period of benefit; or (3) the discontinuance of the use of certain or all Heritage Propane trademarks and tradenames, which would result in a non-cash impairment charge equal to their carrying amount.

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

(a)
The General Partner’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of September 30, 2017, were effective at the reasonable assurance level.

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
Compensation/Pension Committee: The Compensation/Pension Committee members are Mrs. Pol (Chair) and Messrs. Marrazzo and Schlanger. The Committee establishes executive compensation policies and programs, confirms that executive compensation plans do not encourage unnecessary risk-taking; recommends to the independent Board members the base salary, annual bonus target levels and long-term compensation awards for the Chief Executive Officer, approves base salary, annual bonus target levels and long-term compensation awards for senior executives (other than the Chief Executive Officer), approves corporate goals and objectives relating to the Chief Executive Officer’s compensation, assists the Board in establishing a succession plan for the Chief Executive Officer, and reviews the General Partner’s plans for senior management succession and management development.
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

Name	Age	Position with the General Partner
John L. Walsh	62	Chairman and Director
Jerry E. Sheridan	52	President, Chief Executive Officer and Director
Marvin O. Schlanger	69	Presiding Director
Brian R. Ford	68	Director
John R. Hartmann	54	Director
William J. Marrazzo	68	Director
Anne Pol	70	Director
Pedro A. Ramos	52	Director
K. Richard Turner	59	Director
Laurie A. Bergman	40	Controller and Chief Accounting Officer
Troy E. Fee	49	Vice President - Human Resources and Strategic Initiatives
Hugh J. Gallagher	54	Vice President - Finance and Chief Financial Officer
Monica M. Gaudiosi	54	Vice President, General Counsel and Secretary
Anthony D. Rosback	54	Vice President and Chief Operating Officer

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

John L. Walsh is a Director (since 2005) and Chairman (since 2016) of the General Partner. He was Vice Chairman from 2005 until his election as Chairman in 2016. He also serves as a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation, the General Partner’s parent company. In addition, Mr. Walsh is a Director and Vice Chairman (since 2005) of UGI Utilities, Inc., an affiliate of the General Partner. He served as Chief Operating Officer (2005 to 2013) of UGI Corporation and as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President - Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as Director at Main Line Health, Inc., the United Way of Southeastern Pennsylvania and Southern New Jersey, the World Affairs Council of Philadelphia, and the Philadelphia Zoo, and as Trustee at the Saint Columbkille Partnership School.

Mr. Walsh’s qualifications to serve as a director include his in-depth knowledge of the Partnership’s business, competition, risks, and health, environmental and safety issues. Additionally, Mr. Walsh’s extensive strategic planning, logistics and distribution, and operational experience, as well as his executive leadership experience and educational background enables him to provide valuable strategic, operational, management development and business leadership as the Partnership’s Chairman.

Jerry E. Sheridan is President, Chief Executive Officer and a Director of the General Partner (since 2012). Previously, he served as Vice President - Operations and Chief Operating Officer (2011 to 2012) and as Vice President - Finance and Chief Financial Officer (2005 to 2011) of the General Partner. Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation, a global producer of inorganic specialty chemicals. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation. Mr. Sheridan also serves on the Management Board of CP Kelco (since 2013), a privately held company that provides innovative products and solutions through the use of nature-based chemistry.

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

Brian R. Ford was elected a Director of the General Partner on November 1, 2013. Mr. Ford served as the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company (2008 to 2010). Prior to that, Mr. Ford was a partner of Ernst & Young LLP, a multinational professional services firm offering assurance, tax, consulting, and advisory services, where he served in various roles of increasing responsibility from 1971 until his retirement in 2008. Mr. Ford currently serves as a director of NRG Yield, Inc., the primary vehicle through which NRG Energy, Inc. owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets, and FSIC BDC, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies. Mr. Ford previously served as a member of the board of GulfMark Offshore, Inc. (2009 to 2017).

Mr. Ford’s qualifications to serve as a director include his extensive financial, audit, accounting, and retail experience as a partner of a large public accounting firm. The Board also considered Mr. Ford’s experience as a director and committee member of other public and private companies.

John R. Hartmann was elected a Director of the General Partner on March 15, 2016. Mr. Hartmann is Chief Executive Officer and President of True Value Company, a private hardware cooperative with independent retail locations worldwide (since May 2013). Mr. Hartmann previously served as the Chief Executive Officer of Mitre 10 (New Zealand) Limited, a chain of home improvement stores (2010 to 2013). From 2006 to 2010, Mr. Hartmann held a number of senior executive leadership positions at HD Supply, an industrial distributor in North America, including Chief Operating Officer - Electrical & Plumbing/HVAC Divisions, Vice President - Operations and Sourcing, and Director - Strategic Business Development. From 2002 to 2006, he held a number of positions with The Home Depot, including Director of Strategic Business Development, Senior Director of Long-Range Planning & Strategy and Senior Director of Risk Management. Mr. Hartmann also previously served as Vice President, Corporate Services at Cardinal Health, a worldwide healthcare services and products company (1998 to 2002) and was a Supervisory Special Agent and FBI Academy Instructor with the Federal Bureau of Investigation (1988 to 1998).

Mr. Hartmann’s qualifications to serve as a director include his extensive experience and expertise, including as Chief Executive Officer, as well as his valuable management and leadership skills, in the retail and marketing sectors. The Board also considered his strong leadership, strategic planning, business development and risk management expertise.

William J. Marrazzo was elected a Director of the General Partner on April 23, 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation’s fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc., a publicly traded corporation (1988 to 1997), served as Water Commissioner for the Philadelphia Water Department (1971 to 1988) and was Managing Director for the City of Philadelphia (1983 to 1984). Mr. Marrazzo previously served as a member of the board of American Water Works Company, Inc. (2003 to 2016).

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

Mrs. Pol’s qualifications to serve as a director include her strategic planning, business development and technology experience as a senior-level executive with a diversified high-technology company. Mrs. Pol also possesses an important understanding of, and extensive experience in the areas of executive compensation, human resource management, corporate governance and government regulation.

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

Marvin O. Schlanger was elected a Director of the General Partner on January 26, 2009 and currently holds the position of Presiding Director. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C., a management services and capital firm for chemical and allied industries (since 1998). Mr. Schlanger previously served as Chief Executive Officer of CEVA Holdings BV and CEVA Holdings, LLC, an international logistics supplier (2012 to 2013). Mr. Schlanger is currently Chairman of the Board (since January 2016) of UGI Corporation, the General Partner’s parent company, where he has been a director since 1998. He also serves as a director of UGI Utilities, Inc. (since 1998), an affiliate of the General Partner. He serves as a director of the following private companies: CEVA Holdings, LLC, where he serves as non-executive chairman, CEVA Group, plc, where he serves as non-executive chairman, Hexion, Inc., Momentive Performance Materials, Inc. and VECTRA Company. Mr. Schlanger previously served as a member of the board of LyondellBassell Industries (until 2013).

Mr. Schlanger’s qualifications to serve as a director include his senior management, strategic planning, business development, risk management, and general operational experience. Additionally, by virtue of his experience as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Arco Chemical Company, a large public company and his experience serving as chairman, director and committee member on the boards of directors of large public and private international companies, Mr. Schlanger also possesses in-depth knowledge in the areas of executive compensation, corporate governance and international operations. The Board also considered Mr. Schlanger’s intimate knowledge and understanding of the Company’s businesses by virtue of his years of serving as a director of the General Partner

K. Richard Turner was elected a Director of the General Partner on March 21, 2012. Mr. Turner is currently Managing Director, Altos Energy Partners, a private equity firm (since 2012), after having retired as Senior Managing Director from the Stephens Group, LLC, a private, family-owned investment firm (1983 to 2011). He also serves as a board member for the general partner of Energy Transfer Equity, L.P. (since 2002) and Sunoco LP (since 2014). Mr. Turner previously served as a member of the board of Energy Transfer Partners, L.P. (2004 to 2011) and as a member of the board of North American Energy Partners, Inc. (2003 to 2016).

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
Section 16(a) — Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that, during Fiscal 2017, all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them.

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

REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2017.

Compensation/Pension Committee
Anne Pol, Chair
William J. Marrazzo
Marvin O. Schlanger

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Jerry E. Sheridan, our President and Chief Executive Officer; Hugh J. Gallagher, our Vice President - Finance and Chief Financial Officer; John L. Walsh, our Chairman; Anthony D. Rosback, our Vice President and Chief Operating Officer; and Monica M. Gaudiosi, our Vice President, General Counsel and Secretary. We refer to these executive officers as our “named executive officers” (“NEOs”) for Fiscal 2017. Messrs. Sheridan, Gallagher and Rosback are referred to collectively as the “AmeriGas NEOs.”

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

Fiscal 2017 Components

The following chart summarizes the principal elements of our Fiscal 2017 executive compensation program. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Component	Principal Objectives	Fiscal 2017 Compensation Actions
Base Components
Salary	Compensate executives as appropriate for his or her position, experience and responsibilities based on market data.	Merit salary increases ranged from 2.0% to 5.0%.
Annual Bonus Awards	Motivate executives to focus on achievement of our annual business objectives.
Target incentives ranged from 50% to 125% of salary. Actual bonus payouts to our named executive officers ranged from no payout for the AmeriGas NEOs to 89% of target for Mr. Walsh and Ms. Gaudiosi, primarily based on achievement of financial goals.

Cash Bonus (Discretionary bonus to Messrs. Sheridan, Gallagher and Rosback)
Recognize progress made on key operational and organizational initiatives during Fiscal 2017 in spite of a second consecutive winter with weather that was significantly warmer-than-normal throughout the United States, reward the Partnership’s exemplary response to the natural disasters of Fiscal 2017, including Hurricanes Harvey and Irma and the California wildfires and motivate and retain Messrs. Sheridan, Gallagher and Rosback.

Messrs. Sheridan, Gallagher and Rosback received $31,250, $16,250 and $15,000, respectively.
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

The number of performance units awarded in Fiscal 2017 ranged from 3,700 to 38,000. A portion of the AmeriGas NEOs’ performance units (payable in AmeriGas Partners common units, other than for Mr. Walsh and Ms. Gaudiosi) will be earned based on total unitholder return (“TUR”) relative to master limited partnerships in the Alerian MLP Index, modified by AmeriGas Partners’ TUR performance as compared to the other two propane distribution companies in the Alerian MLP Index, over a three-year period. The remaining portion of performance units awarded in Fiscal 2017 to the AmeriGas NEOs will be payable in AmeriGas Partners common units provided a customer gain/loss metric is met. For Mr. Walsh and Ms. Gaudiosi, performance units will be payable in UGI Corporation common stock based on total shareholder return of UGI stock relative to entities in an industry index over a three-year period.

UGI Stock Options
Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performance goals, as the value of stock options is a function of the price of UGI stock.

The number of shares underlying option awards ranged from 14,000 shares to 270,000 shares.
Restricted Units (Discretionary award to Messrs. Sheridan, Gallagher and Rosback)
Recognize progress made on key operational and organizational initiatives during Fiscal 2017 in spite of a second consecutive winter with weather that was significantly warmer-than-normal throughout the United States, reward the Partnership’s exemplary response to the natural disasters of Fiscal 2017, including Hurricanes Harvey and Irma and the California wildfires and motivate and retain Messrs. Sheridan, Gallagher and Rosback.

Messrs. Sheridan, Gallagher and Rosback will receive 2,106, 1,095 and 1,106 AmeriGas Partners restricted units, respectively, with a grant date of November 24, 2017 and a vesting date one year from date of grant, provided each executive is an employee as of the vesting date.

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

•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2017, 75 percent of the principal compensation components, in the case of Mr. Sheridan, and 56 percent to 81 percent of the principal compensation components, in the case of all other named executive officers, were variable and tied to financial performance or total shareholder return.

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

•
We require termination of employment for payment under our change in control agreements (referred to as a “double trigger”). In addition, we require a double trigger for the accelerated vesting of equity awards in the event of a change in control. We also have not entered into change in control agreements providing for tax gross-up payments under Section 280G of the Internal Revenue Code since 2010. See “Potential Payments Upon Termination of Employment or Change in Control - Change in Control Agreements.”

•	We have meaningful equity ownership guidelines. See “Equity Ownership Policy” in this Compensation Discussion and Analysis for information on equity ownership.

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

The Compensation Committee believes that, during Fiscal 2017, there was no conflict of interest between Pay Governance and the Compensation Committee. Additionally, the Compensation Committee believes that Pay Governance was independent. In reaching the foregoing conclusions, the Compensation Committee considered the factors set forth by the New York Stock Exchange regarding compensation committee advisor independence.

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

In Fiscal 2017, the components of our compensation program included salary, annual bonus awards, discretionary cash bonus awards, long-term incentive compensation (performance unit awards, restricted unit awards and UGI Corporation stock option grants), perquisites, retirement benefits and other benefits, all as described in greater detail in this Compensation Discussion and

Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation

In determining Fiscal 2017 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:

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

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2016 by Pay Governance. Pay Governance provided us with two reports: the “2016 Executive Cash Compensation Review” and the “2016 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance’s analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity (both within and among our business units) and sustained individual and company performance, when setting our executives’ compensation.

For the AmeriGas NEOs, the executive compensation analysis is based on general industry data in Willis Towers Watson’s 2016 General Industry Executive Compensation Database (“General Industry Database”). For Mr. Walsh and Ms. Gaudiosi, the analysis was based on the General Industry Database and Willis Towers Watson’s 2016 Energy Services Executive Compensation Database (“Energy Services Database”). Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position (($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500)). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of our nonutility and utility businesses. Willis Towers Watson’s 2016 General Industry Database is comprised of approximately 480 companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Willis Towers Watson Energy Services Database is comprised of approximately 110 companies, primarily utilities.

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

As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2016, we increased the range of salary in each salary grade for Fiscal 2017 for each named executive officer, other than Mr. Walsh, by 2 percent. The Committee established Mr. Walsh’s Fiscal 2017 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Walsh, this resulted in an increase of the range of salary in his salary grade from the prior year of less than 1 percent.

For Fiscal 2017, the merit increases were targeted at 3 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual’s contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Sheridan and Walsh, in their capacities as chief executive officers of the General Partner and UGI Corporation, respectively, had additional goals and objectives for Fiscal 2017, as established during the first quarter of Fiscal 2017. Mr. Sheridan’s annual goals and objectives for Fiscal 2017 included achievement of annual financial goals, execution of key technology initiatives, enhancement of AmeriGas Propane’s safety culture, and implementation of AmeriGas Propane’s growth strategies, including with respect to customer growth and retention and customer service initiatives. Mr. Walsh’s annual goals and objectives included the development of a senior executive succession plan, enterprise-wide alignment of the Company’s critical processes, the recruitment of experienced individuals to fill key roles within the organization, achievement of annual financial and strategic goals, and leadership in identifying investment opportunities for the Company and its subsidiaries. All named executive officers received a salary in Fiscal 2017 that was within 90 percent to 112 percent of the midpoint for his or her salary range.

The following table sets forth each named executive officer’s Fiscal 2017 salary.

Name	Salary	Percentage Increase over Fiscal 2016 Salary
Jerry E. Sheridan	$552,360	2.0%
Hugh J. Gallagher	$337,220	4.0%
John L. Walsh	$1,173,380	3.5%
Monica M. Gaudiosi	$459,264	2.5%
Anthony D. Rosback	$385,723	5.0%

Annual Bonus Awards

Our annual bonus plans provide our named executive officers with the opportunity to earn an annual cash incentive, provided that certain performance goals are satisfied. Our annual cash incentive is intended to motivate our executives to focus on the achievement of our annual business objectives by providing competitive incentive opportunities to those executives who have the ability to significantly impact our financial performance. We believe that basing a meaningful portion of an executive’s compensation on financial performance emphasizes our pay for performance philosophy and will result in the enhancement of unitholder or shareholder value. We also believe that annual bonus payments to our most senior executives should reflect our overall financial results for the fiscal year and that the Partnership’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted, and UGI’s diluted earnings per share (“EPS”), as adjusted, provide straightforward, “bottom line” measures of performance.
The Partnership’s Fiscal 2017 EBITDA is adjusted to exclude changes in unrealized gains or losses on commodity derivative instruments, a loss on extinguishments of debt and an environmental accrual (“Adjusted EBITDA”) and UGI Corporation’s Fiscal 2017 EPS is adjusted to exclude (i) the after-tax impact of changes in unrealized gains and losses on commodity and certain foreign currency derivative instruments, (ii) integration expenses associated with the Finagaz acquisition in France, (iii) losses from extinguishments of debt, and (iv) the positive impact on net deferred tax liabilities from a change in French corporate income tax rate (“Adjusted EPS”).

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

As noted above, the 90 percent component of the bonus award opportunity for each of the AmeriGas NEOs was based on Adjusted EBITDA of AmeriGas Partners and structured so that no amount would be paid unless AmeriGas Partners’ Adjusted EBITDA was at least 90 percent of the target amount, while 200 percent of the target bonus could be payable if Adjusted EBITDA equaled or exceeded 110 percent of the target amount. The percentage of target bonus payable based on the level of achievement of Adjusted EBITDA is referred to as the “Adjusted EBITDA Leverage Factor.” The Adjusted EBITDA Leverage Factor is then modified to reflect the degree of achievement of a predetermined safety performance objective tied to AmeriGas Propane’s Fiscal 2017 Occupational Safety and Health Administration (“OSHA”) recordables (“Safety Leverage Factor”). For Fiscal 2017, the percentage representing the Safety Leverage Factor ranged from 80 percent if the performance target was not achieved, to a maximum of 120 percent if performance exceeded the target. We believe the Safety Leverage Factor for Fiscal 2017 represented an achievable but challenging performance target. Once the Adjusted EBITDA Leverage Factor and Safety Leverage Factor are determined, the Adjusted EBITDA Leverage Factor is multiplied by the Safety Leverage Factor to obtain a total adjusted leverage factor (the “Total Adjusted Leverage Factor”). The Total Adjusted Leverage Factor is then multiplied by the target bonus opportunity to arrive at the 90 percent portion of the bonus award payable for the fiscal year. The actual Adjusted EBITDA achieved for Fiscal 2017 was $551 million. The applicable range for targeted Adjusted EBITDA for bonus purposes for Fiscal 2017 was $660 million to $700 million. The remaining 10 percent component of the bonus award opportunity was based on customer service goals. For Fiscal 2017, AmeriGas Propane engaged a third party company to conduct surveys of the Partnership’s customers in order to better understand customer satisfaction with services provided by the Partnership. Each individual survey is given an overall satisfaction score and the scores are then aggregated by the third party company to calculate a total score known as a net promoter score. The award opportunity for the customer service component for each of the AmeriGas NEOs was structured so that no amount would be paid unless the net promoter score was at least 85 percent of the net promoter score target, with the target bonus award being paid out if the net promoter score was 100 percent of the targeted goal. The maximum award, equal to 150 percent of the targeted award, would be payable if the net promoter score exceeded the net promoter score target. Because the threshold Adjusted EBITDA target was not attained, the AmeriGas NEOs did not receive bonus payouts for Fiscal 2017.

The bonus award opportunity for Mr. Walsh and Ms. Gaudiosi was structured so that no amount would be paid unless UGI’s Adjusted EPS was at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s Adjusted EPS was 100 percent of the targeted Adjusted EPS. The maximum award, equal to 200 percent of the target award, would be payable if Adjusted EPS equaled or exceeded 120 percent of the Adjusted EPS target. The targeted Adjusted EPS for bonus purposes for Fiscal 2017 was established to be in the range of $2.30 to $2.45 per UGI common share, and Adjusted EPS achieved for Fiscal

2017 was $2.25. As a result, Mr. Walsh and Ms. Gaudiosi each received a bonus payout equal to 89.2 percent of his or her target award for Fiscal 2017.

Long-Term Compensation - Fiscal 2017 Equity Awards
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
Our long-term compensation for Fiscal 2017 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. AmeriGas Partners performance units were awarded under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”). UGI Corporation stock options and performance units were awarded under the UGI Corporation 2013 Omnibus Incentive Compensation Plan (the “2013 UGI Plan”). UGI Corporation stock options generally have a term of ten years and become exercisable in three equal annual installments beginning on the first anniversary of the grant date. The AmeriGas NEOs were awarded AmeriGas Partners performance units tied to (i) a relative TUR metric based on the Alerian MLP Index, as modified by AmeriGas Partners’ TUR performance compared to the other two retail propane distribution companies in the Alerian Index, and (ii) a customer gain/loss metric. Mr. Walsh and Ms. Gaudiosi were awarded UGI Corporation performance units tied to the three-year total shareholder return performance of UGI common stock relative to that of the companies in the Adjusted Russell MidCap Utilities Index. Each performance unit represents the right of the recipient to receive a common unit or share of common stock if specified performance goals and other conditions are met.

As is the case with cash compensation and annual bonus awards, we referenced Pay Governance’s analysis of executive compensation database information in establishing equity compensation for the named executive officers. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2017, we initially referenced (i) median salary information, and (ii) competitive market-based long-term incentive compensation information, both as calculated by Pay Governance.

For the AmeriGas NEOs, we initially applied approximately 30 percent of the amount of the long-term incentive opportunity to UGI Corporation stock options, and approximately 70 percent to AmeriGas performance units (30 percent is applied to AmeriGas Partners performance compared to the Alerian MLP Index, as modified by AmeriGas Partners’ TUR performance compared to the other two publicly traded retail propane distribution companies, Ferrellgas Partners, L.P. and Suburban Propane Partners, L.P. (the “Propane MLP Group”), and 40 percent is tied to a customer gain/loss performance metric). For Mr. Walsh and Ms. Gaudiosi, we initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We believe this bifurcation provides a good balance between two important goals. Because the value of stock options is a function of the appreciation or depreciation of stock price, stock options are designed to align the executive’s interests with shareholder interests. As explained in more detail below, the performance units are designed to encourage increased total unitholder or shareholder return over a period of time.

For Fiscal 2017 equity awards, Pay Governance provided the competitive market incentive levels based on its assessment of accounting values. Pay Governance then provided data for our long-term incentive values by utilizing accounting values. Accounting values are reported directly by companies to the survey databases and are determined in accordance with GAAP.

While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI Corporation stock options and AmeriGas Partners and UGI performance units calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under the 2013 UGI Plan for the fiscal years 2015 through 2017, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock is deemed to equal 4.67 shares. The adjustments generally resulted in (i) with the exception of Messrs. Gallagher and Rosback, a decrease in the number of shares underlying options, (ii) with the exception of Mr. Walsh and Ms. Gaudiosi, an amount approximately equal to the number of performance units awarded to each named executive officer, (iii) a slight increase in the number of performance units awarded to Ms. Gaudiosi, and (iv) a decrease in the number of performance units awarded to Mr. Walsh, in each case as compared to amounts calculated by Pay Governance using accounting values.

As a result of the Committee’s acceptance of management’s recommendations, the named executive officers received between approximately 81 percent and 103 percent of the total dollar value of long-term compensation opportunity recommended by Pay Governance using accounting values. The actual grant amounts based on the foregoing analysis are as follows:

Name	Shares Underlying Stock Options # Granted	Performance Units Alerian MLP Index (as modified) # Granted	Performance Units Customer Gain/Loss # Granted
Jerry E. Sheridan	53,000	5,500	11,000
Hugh J. Gallagher	14,000	1,400	2,300
John L. Walsh	270,000	(1)	N/A
Monica M. Gaudiosi	60,000	(1)	N/A
Anthony D. Rosback	23,000	2,400	4,200

(1) Mr. Walsh and Ms. Gaudiosi were awarded 38,000 and 9,000 UGI performance units, respectively, during Fiscal 2017.

Peer Groups and Performance Metrics

The AmeriGas NEOs were awarded performance unit awards for the period from January 1, 2017 to December 31, 2019 tied to two different metrics: (i) the three-year TUR performance of AmeriGas Partners common units relative to that of the entities in the Alerian MLP Index, as modified based on the three-year TUR performance of AmeriGas Partners common units relative to that of the other companies in the Propane MLP Group, and (ii) a customer gain/loss metric. The Committee determined that a metric directly tied to customer gains and losses would strengthen the link between pay and performance and advance AmeriGas Partners’ long-term strategic goals and objectives.

With respect to AmeriGas Partners performance units tied to the Alerian MLP Index, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Alerian MLP Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. The result is then modified based on AmeriGas Partners’ TUR performance compared to the Propane MLP Group. If AmeriGas Partners’ Alerian TUR performance qualifies for a payout at the conclusion of the three-year period ending December 31, 2019, then that payout would be modified as follows: (i) if AmeriGas Partners’ TUR during the three-year period ranks first compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 130 percent; (ii) if AmeriGas Partners’ TUR during the three-year period ranks second compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 100 percent; and (iii) if AmeriGas Partners’ TUR during the three-year period ranks third compared to the other Propane MLP Group companies, then the performance unit payout would be leveraged at 70 percent. The overall payout is capped at 200 percent of the target number of performance units awarded. In calculating the TUR for purposes of the modification, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Propane MLP Group using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TUR, we will use the average price for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. If one of the other two companies in the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“Adjustment Event”) during the first year of the performance period, then the performance units tied to the Propane MLP Group will become payable at the end of the three-year performance period based on AmeriGas Partners’ TUR performance compared to the Alerian MLP Index and no modification will be made. If an Adjustment Event occurs during the second year of the performance period, then one-half of the modifier would be applied to the payout calculated under the Alerian MLP Index. If an Adjustment Event occurs during the third year of the performance period, then the full Propane MLP Group modifier would be calculated using the TUR as of the day immediately preceding the first public announcement of the Adjustment Event. The entities comprising the Alerian MLP Index as of January 1, 2017 were as follows:

Alliance Resource Partners, L.P.	Enterprise Products Partners, L.P.	Shell Midstream Partners L.P.
AmeriGas Partners, L.P.	EQT Midstream Partners, L.P.	Spectra Energy Partners, LP
Antero Midstream Partners, L.P.	Genesis Energy, L.P.	Suburban Propane Partners, L.P.
Boardwalk Pipeline Partners L.P.	Golar LNG Partners, L.P.	Summit Midstream Partners L.P.
Buckeye Partners, L.P.	Holly Energy Partners, L.P.	Sunoco L.P.
Cheniere Energy Partners, L.P.	Magellan Midstream Partners, L.P.	Sunoco Logistics Partners L.P.
Columbia Pipeline Partners L.P.	Martin Midstream Partners L.P.	Tallgrass Energy Partners L.P.
Crestwood Equity Partners L.P.	MPLX, L.P.	TC Pipelines, L.P.
DCP Midstream Partners, LP	NGL Energy Partners, L.P.	Teekay LNG Partners L.P.
Dominion Midstream Partners, L.P.	NuStar Energy L.P.	Teekay Offshore Partners L.P.
Enable Midstream Partners, L.P.	ONEOK Partners, L.P.	Terra Nitrogen Co LP
Enbridge Energy Partners, L. P.	Phillips 66 Partners, L.P.	Tesoro Logistics, L.P.
Energy Transfer Partners, L.P.	Plains All American Pipeline, L.P.	Valero Energy Partners, L.P.
EnLink Midstream Partners, L.P.	Rice Midstream Partners, L.P.	Western Gas Partners, LP
Williams Partners L.P.

The Fiscal 2017 performance units awarded to the AmeriGas NEOs and tied to customer gain and loss performance will be paid at the conclusion of the three-year performance period ending September 30, 2019 (assuming continued employment through December 31, 2019). The overall payout is capped at 200 percent of the target number of performance units awarded. The Committee believes that challenging goals and targets have been established with respect to the customer gain/loss metric for the described performance units. For illustrative purposes, there would have been no payout during at least the last five fiscal years had this metric been in place.

With respect to UGI performance units, we will compare the TSR of UGI’s common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TSR, the Company uses the average of the daily closing prices for its common stock and the common stock of each company in the Adjusted Russell MidCap Utilities Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. We will only remove a company that was included in the Adjusted Russell MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2017 were as follows:

AES Corporation	DTE Energy Company	OGE Energy Corp.
Alliant Energy	Edison International	Pinnacle West Capital Corp.
Ameren Corporation	Entergy Corporation	PPL Corporation
American Water Works Company, Inc.	Eversource Energy	Public Service Enterprise Group
Aqua America, Inc.	FirstEnergy Corp.	SCANA Corporation
Atmos Energy Corporation	Great Plains Energy	Sempra Energy
Avangrid	Hawaiian Electric Industries, Inc.	UGI Corporation
Calpine Corporation	MDU Resources Group, Inc.	Vectren Corporation
Centerpoint Energy, Inc.	National Fuel Gas Company	WEC Energy
CMS Energy Corporation	NiSource Inc.	Westar Energy, Inc.
Consolidated Edison, Inc.	NRG Energy, Inc.	Xcel Energy Inc.

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

Discretionary Bonus Awards

On November 16, 2017, the General Partner’s Committee and the independent members of the General Partner’s Board of Directors approved discretionary bonus awards (part in cash and part in AmeriGas Partners restricted units) to Messrs. Sheridan, Gallagher and Rosback. The Committee granted the cash and restricted unit awards (i) in recognition of the substantial progress made on key operational and organizational initiatives during Fiscal 2017 in spite of a second consecutive winter with weather that was significantly warmer-than-normal throughout the United States, (ii) to reward the Partnership’s exemplary response to the natural disasters of Fiscal 2017, including Hurricanes Harvey and Irma and the California wildfires and (iii) to motivate and retain Messrs. Sheridan, Gallagher and Rosback.
Mr. Sheridan was granted a total discretionary award valued at approximately $125,000 ($31,250 in cash and 2,106 AmeriGas Partners time-restricted common units). Mr. Gallagher was granted a total discretionary award valued at approximately $65,000 ($16,250 in cash and 1,095 AmeriGas Partners time-restricted common units). Mr. Rosback was granted a total discretionary award valued at approximately $60,000 ($15,000 in cash and 1,106 AmeriGas Partners time-restricted common units). The restricted units have a grant date of November 24, 2017 and represent time-restricted AmeriGas Partners common units that will vest upon the earlier of (i) November 24, 2018, provided the executive officer continues to be employed by the General Partner on the vesting date, and (ii) retirement, death or disability.
Long-Term Compensation - Payout of Performance Units for 2014-2016 Period

During Fiscal 2017, we paid out awards to those executives who received AmeriGas Partners’ performance units and UGI performance units covering the period from January 1, 2014 to December 31, 2016. For that period, Messrs. Sheridan and Gallagher received AmeriGas performance units tied to two different relative return metrics: (i) the Alerian Index and (ii) the Propane MLP Group. AmeriGas Partners’ TUR ranked 3rd relative to the other companies in the Alerian Index, placing AmeriGas Partners at the 95th percentile ranking and resulting in a 200 percent payout of the target award. AmeriGas Partners’ TUR ranked 1st relative to the other companies in the Propane MLP Group, resulting in a 150 percent payout of the target award. Because the payout exceeded 100 percent, the AmeriGas 2010 Plan provides that cash will be paid in lieu of units for any amount in excess of the 100 percent target. During Fiscal 2017, we paid out awards to those executives who received UGI performance units covering the period from January 1, 2014 to December 31, 2016. For that period, UGI’s TSR ranked 4th relative to the other companies in the Russell Midcap Utilities Index, placing UGI at the 100th percentile ranking, resulting in a 200 percent payout of the target award. Because the payout exceeded 100 percent, the 2013 UGI Plan provides that cash will be paid in lieu of units for any amount in excess of the 100 percent target. The performance unit payouts for Fiscal 2017 were as follows:

Name	Performance Unit Payout (#) (1)	Performance Unit Payout Value ($) (2)	Cash Payout ($) (3)
Jerry E. Sheridan (4)	$10,590	838,600	983,580
Hugh J. Gallagher (4)	$2,844	201,264	233,708
John L. Walsh (5)	$36,055	2,903,040	3,238,200
Monica M. Gaudiosi (5)	$8,446	587,520	655,350

(1)	Number of units/shares paid out after withholding taxes.

(2)	Payout value based on performance units awarded before withholding taxes.

(3)	Includes award in excess of 100 percent and dividend or distribution equivalent payout.

(4)	Messrs. Sheridan and Gallagher received AmeriGas Partners performance units.

(5)	Mr. Walsh and Ms. Gaudiosi received UGI performance units.

Perquisites and Other Compensation

We provide limited perquisite opportunities to our named executive officers. We provide reimbursement for tax preparation services (discontinued in Fiscal 2011 for newly hired executives), airline membership reimbursement, and limited spousal travel. Our named executive officers may also occasionally use UGI’s tickets for sporting events for personal rather than business purposes. The aggregate cost of perquisites for all named executive officers in Fiscal 2017 was less than $10,000.

During Fiscal 2017, Mr. Gallagher received compensation of $25,000 and Mr. Rosback received 334 AmeriGas Partners common units in connection with their entry into new non-competition agreements with the General Partner.
Other Benefits
Our named executive officers participate in various retirement, pension, deferred compensation and severance plans, which are described in greater detail in the Ongoing Plans and Post-Employment Agreements section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although the General Partner provided certain enhanced disability and life insurance benefits to its senior executives, which for the AmeriGas NEOs had a total aggregate cost in Fiscal 2017 of less than $10,000.
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
UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)

This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Internal Revenue Code (the “Code”) limitations, up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009 who are not eligible to participate in the UGI Utilities Retirement Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including the Company’s stock fund. Mr. Walsh and Ms. Gaudiosi are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Utilities Retirement Plan”)

This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries. The UGI Utilities Retirement Plan was closed to new participants as of January 1, 2009. The UGI Utilities Retirement Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Mr. Walsh participates in the UGI Utilities Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2017 and accompanying narrative for additional information.

UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan
UGI Corporation Supplemental Executive Retirement Plan

This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Utilities Retirement Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Utilities Retirement Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh participates in the UGI Corporation Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2017 and accompanying narrative for additional information.
UGI Corporation Supplemental Savings Plan

This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the Company matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh is eligible to participate in the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2017 and accompanying narrative for additional information.
2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees

The 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (the “UGI SERP”) is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Utilities Retirement Plan, having commenced employment with UGI on or after January 1, 2009. Under the UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($270,000 in 2017) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Savings Plan, other than the UGI stock fund. Ms. Gaudiosi is eligible to participate in the UGI SERP. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2017 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan

The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. The AmeriGas NEOs participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2017 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan

The General Partner maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. The AmeriGas NEOs are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2017 and accompanying narrative for additional information.

UGI Corporation 2009 Deferral Plan, As Amended and Restated Effective June 1, 2010

This plan provides deferral options that comply with the requirements of Section 409A of the Code related to (i) all phantom units and stock units granted to the General Partner’s and UGI’s non-employee Directors, (ii) benefits payable under the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, (iii) benefits payable under the UGI Corporation Supplemental Executive Retirement Plan, and (iv) the UGI SERP. If an eligible participant elects to defer payment under the plan, the participant may receive future benefits after separation from service as (x) a lump sum payment, (y) annual installment payments over a period between two and ten years, or (z) one to five retirement distribution amounts to be paid in a lump sum in the year specified by the individual. Deferred benefits, other than stock units and phantom units, will be deemed to be invested in investment funds selected by the participant from among a list of available funds. The plan was closed to new participants in Fiscal 2017.
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
Equity Ownership Guidelines

We seek to align executives’ interests with unitholder and shareholder interests through our Equity Ownership and Retention Policy (the “Policy”). We believe that by encouraging our executives to maintain a meaningful equity interest in AmeriGas Partners and/or UGI we will enhance the link between our executives and unitholders or shareholders. The Board of Directors approved a new Policy during Fiscal 2017. Under this Policy, an executive must meet 25 percent of the ownership requirement within three years from the date of his or her employment or promotion. For an executive hired or promoted on or after January 24, 2017 and not previously subject to this Policy, the executive must satisfy his or her respective equity ownership requirement in full within six years and will also be subject to the ongoing compliance requirements. Executives subject to the Company’s prior stock ownership policy prior to January 24, 2017 are not required to fully satisfy their equity ownership requirement by the end of a six-year achievement period, but will continue to be subject to the Policy’s ongoing compliance requirements.

The AmeriGas Bonus Plan and UGI Bonus Plan each provides that, unless the Committee determines otherwise, all executive officers who have not fulfilled their equity ownership requirement receive up to 10 percent of their gross annual bonus in fully vested AmeriGas Partners common units or UGI Corporation common stock. In addition, the Policy requires that 50 percent of the net proceeds from a “cashless exercise” of stock options be used to purchase stock until the ownership requirement is met. The Policy also requires that, until the share ownership requirement is met, the executive retain all common units or shares received in connection with the payout of performance units. Executives may not use unexercised stock options, unvested (unearned) performance units, or unvested (unearned) restricted shares, stock units or phantom units to satisfy their equity ownership requirements.

As of September 30, 2017, the equity ownership requirements for the named executive officers were as follows:

Name	Equity Ownership Requirement (UGI common stock or AmeriGas Partners common units)
Jerry E. Sheridan	50,000
Hugh J. Gallagher	12,000
John L. Walsh	225,000
Monica M. Gaudiosi	30,000
Anthony D. Rosback	20,000

Executives are permitted to satisfy their requirements through ownership of AmeriGas Partners common units, UGI common stock, or a combination of AmeriGas Partners common units and UGI common stock, with each AmeriGas Partners common unit equivalent to 1.0 share of UGI common stock. Although not all named executive officers have met their respective ownership requirements due to the amount of time they have served in their current positions, all named executive officers were in compliance at September 30, 2017 with the Company’s Policy requiring the accumulation of equity over time. See Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters - Ownership of Partnership Common Units by the Directors and Named Executive Officers.
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
Role of Executive Officers in Determining Executive Compensation

In connection with Fiscal 2017 compensation, Mr. Walsh, aided by our corporate human resources department, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Mr. Walsh did not make recommendations as to his own compensation and was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized information provided by Mr. Walsh, and valued Mr. Walsh’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the Committee for all named executive officers, except Messrs. Sheridan and Walsh, for whom executive compensation decisions were made by the independent members of the applicable Board of Directors following Committee recommendations.
Tax Considerations

In Fiscal 2017, we paid salary and annual bonus compensation to named executive officers that were not fully deductible under U.S. federal tax law because it did not meet the statutory performance criteria. Section 162(m) of the Code precludes us from deducting certain forms of compensation in excess of $1,000,000 paid to the named executive officers in any one year. Our policy generally is to preserve the federal income tax deductibility of equity compensation paid to our executives by making it performance-based. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.
RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2017. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.

SUMMARY COMPENSATION TABLE

The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and our 3 other most highly compensated executive officers in Fiscal 2017.
Summary Compensation Table — Fiscal 2017

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (1)(c)	Bonus ($) (2) (d)	Stock Awards ($) (3)(e)	Option Awards ($) (3) (f)	Non-Equity Incentive Plan Compensation ($) (4) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5) (h)	All Other Compensation ($) (6) (i)	Total ($) (7) (j)
J. E. Sheridan	2017	551,943	31,250	888,140	400,680	0	0	67,742	1,939,755
President and	2016	541,082	0	699,474	311,415	0	0	54,108	1,606,079
Chief Executive Officer	2015	526,474	0	601,384	319,920	352,471	0	88,145	1,888,394
H. J. Gallagher	2017	336,721	16,250	202,112	105,840	0	16,212	65,420	742,555
Vice President - Finance	2016	323,389	0	171,241	83,843	0	56,243	32,786	667,502
Chief Financial Officer	2015	296,093	0	138,448	79,980	123,895	21,058	42,437	701,911
J. L. Walsh	2017	1,171,854	0	1,953,960	2,041,200	1,308,319	1,334,584	51,795	7,861,712
Chairman	2016	1,132,043	0	1,648,500	1,581,030	1,159,212	2,439,939	61,549	8,022,273
	2015	1,078,342	0	1,741,050	1,705,338	1,604,746	1,920,003	67,810	8,117,289
M. M. Gaudiosi	2017	458,833	0	462,780	453,600	266,281	0	67,472	1,708,966
Vice President, General	2016	447,655	0	362,670	335,370	238,232	0	63,956	1,447,883
Counsel and Secretary	2015	434,611	0	365,621	351,099	336,194	0	72,447	1,559,972
A. D. Rosback	2017	385,017	15,000	358,800	173,880	0	0	69,525	1,002,222
Vice President and	2016	367,128	0	289,655	134,148	0	0	53,007	843,938
Chief Operating Officer	2015	180,003	0	146,900	97,293	96,558	0	24,656	545,410

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year. Mr. Rosback’s Fiscal 2015 salary reflects his employment date of March 23, 2015 with the General Partner.

(2)
The amounts shown in column (d) represent discretionary cash bonus awards to Messrs. Sheridan, Gallagher and Rosback. In addition, Messrs. Sheridan, Gallagher and Rosback were granted 2,106 units, 1,095 units and 1,011 units, respectively, representing time-based AmeriGas Partners restricted units with a grant date of November 24, 2017. For additional information on the discretionary awards, see Compensation Discussion and Analysis - Discretionary Bonus Awards.

(3)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2017 and in Exhibit No. 99 to this Report.

(4)
The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan. Messrs. Gallagher and Rosback each received 10% of their respective Fiscal 2015 payouts in AmeriGas Partners Common Units and Ms. Gaudiosi received 7.4% of her Fiscal 2015 payout in UGI Common Stock in compliance with the Company’s ongoing equity ownership compliance requirements.

(5)
The amounts shown in column (h) of the Summary Compensation Table - Fiscal 2017 reflect (i) for Messrs. Walsh, Sheridan, Gallagher and Rosback and Ms. Gaudiosi, the change in the actuarial present value from September 30, 2016 to September 30 2017 of the named executive officer’s accumulated benefit under UGI’s defined benefit pension plans, including, with respect to Messrs. Walsh and Gallagher, the UGI Corporation Supplemental Executive Retirement Plan, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts.  The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that a named executive officer will actually accrue under the UGI pension plans during any given year. Mr. Gallagher has a vested annual benefit under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $37,100. Mr. Gallagher is not currently earning benefits under that plan. Messrs. Sheridan and Rosback and Ms. Gaudiosi are not eligible to participate in the UGI Utilities Retirement Income Plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table - Fiscal 2017 and the Nonqualified Deferred Compensation Table - Fiscal 2017, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table - Fiscal 2017, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2017 was 2.70 percent, which is 120 percent of the federal long-term rate for December 2016. Earnings on deferred compensation are market-based, calculated by reference to externally managed mutual funds.

(6)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table - Fiscal 2017. None of the named executive officers received perquisites with an aggregate value of $10,000 or more during Fiscal 2017.

Name	Employer Contribution to 401(k) Savings Plan ($)	Employer Contribution to AmeriGas Supplemental Executive Retirement Plan/UGI Supplemental Savings Plan ($)	Non-Compete Payment ($)	Total ($)
J. E. Sheridan (a)	13,500	54,242		67,742
H. J. Gallagher (a)(b)	13,724	26,696	25,000	65,420
J. L. Walsh	5,961	45,834		51,795
M. M. Gaudiosi	8,461	59,011		67,472
A. D. Rosback (a)(c)	13,500	31,025	25,000	69,525

(a) The employer contribution under the AmeriGas SERP to Messrs. Sheridan, Gallagher and Rosback is an estimate. The General Partner’s Committee approved a discretionary bonus for Fiscal 2017, a portion of which was a restricted unit award with a grant date of November 24, 2017. As a result, the amount is an estimate of the value of the restricted units based on the closing unit price on November 17, 2017.

(b) Mr. Gallagher received $25,000 in Fiscal 2017 as consideration for entering into a new Confidentiality, Non-Competition and Non-Solicitation Agreement with the General Partner.

(c) Mr. Rosback received 334 AmeriGas Partners common units in Fiscal 2017 with a value of approximately $25,000 as consideration for entering into a new Confidentiality, Non-Competition and Non-Solicitation Agreement with the General Partner.

(7)
The compensation reported for Mr. Walsh and Ms. Gaudiosi is paid by UGI. For Fiscal 2017, UGI charged the Partnership 41 percent of the total compensation expense, other than the change in pension value, for Mr. Walsh and Ms. Gaudiosi.

Grants of Plan-Based Awards In Fiscal 2017
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2017.
Grants of Plan-Based Awards Table — Fiscal 2017

			Estimated Possible Payouts Under						All Other Stock Awards:	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value
		Board	Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Number of Shares of	Securities Underlying	Price of Option	of Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(3)	($/Sh)	Awards
(a)	(a)	(a)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
J. E. Sheridan	10/1/2016	11/17/2016	228,456	441,888	883,776
	1/1/2017	11/17/2016								53,000	46.08	400,680
	1/1/2017	11/17/2016				963	5,500	11,000				361,020
	1/1/2017	11/17/2016				2,750	11,000	22,000				527,120
H. J. Gallagher	10/1/2016	11/17/2016	87,171	168,610	337,220
	1/1/2017	11/17/2016								14,000	46.08	105,840
	1/1/2017	11/17/2016				245	1,400	2,800				91,896
	1/1/2017	11/17/2016				575	2,300	4,600				110,216
J. L. Walsh	10/1/2016	11/17/2016	880,035	1,466,725	2,933,450
	1/1/2017	11/17/2016								270,000	46.08	2,041,200
	1/1/2017	11/17/2016				9,500	38,000	76,000				1,953,960
M. M. Gaudiosi	10/1/2016	11/17/2016	179,113	298,522	597,043
	1/1/2017	11/17/2016								60,000	46.08	453,600
	1/1/2017	11/17/2016				2,250	9,000	18,000				462,780
A. D. Rosback	10/1/2016	11/17/2016	109,680	212,148	424,295
	1/1/2017	11/17/2016								23,000	46.08	173,880
	1/1/2017	11/17/2016				420	2,400	4,800				157,536
	1/1/2017	11/17/2016				1,050	4,200	8,400				201,264

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2017. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2017. The threshold amount shown for Messrs. Sheridan, Gallagher, and Rosback is based on achievement of (i) 90 percent of the financial goal with the resulting amount modified to the extent provided for above or below target achievement of the safety goal, and (ii) 85 percent of the customer service goal. The threshold amount shown for Mr. Walsh and Ms. Gaudiosi is based on achievement of 80 percent of the UGI financial goal.

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

(3)
Options are granted under the 2013 UGI Plan. Under this Plan, the option exercise price is not less than 100 percent of the fair market value of UGI’s Common Stock on the effective date of the grant, which is either the date of the grant or a specified future date. The term of each option is generally 10 years, which is the maximum allowable term. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are nontransferable and generally exercisable only while the optionee is employed by the General Partner, UGI or an affiliate, with exceptions for exercise following termination without cause, retirement, disability and death. In the case of termination without cause, the option will be exercisable only to the extent that it has vested as of the date of termination of employment and the option will terminate upon the earlier of the expiration date of the option and the expiration of the 13-month period commencing on the date of termination of employment. If termination of employment occurs due to retirement, the option will thereafter become exercisable as if the optionee had continued to be employed by, or continued to provide service to, the Company, and the option will terminate upon the original expiration date of the option. If termination of employment occurs due to disability, the option term is shortened to the earlier of the third anniversary of the date of such termination of employment and the original expiration date, and vesting continues in accordance with the original vesting schedule. In the event of death of the optionee while an employee, the option will become fully vested and the option term will be shortened to the earlier of the expiration of the 12-month period following the optionee’s death, and the original expiration date. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI’s common stock. In the event of a change in control, unvested options become exercisable only for a qualifying termination of employment.

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2017 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2017

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Options (#)		Option Exercise Price	Option Expiration	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)
(a)	(b)		(c)		(e)	(f)	(i)		(j)
J. E. Sheridan	40,000	(1)	20,000	(1)	38.05	1/20/2025	6,950	(13)	624,666
	21,666	(2)	43,334	(2)	33.76	12/31/2025	13,300	(14)	597,702
			53,000	(3)	46.08	12/31/2026	6,700	(15)	301,098
							12,000	(16)	539,280
							5,500	(17)	247,170
							11,000	(18)	494,340

H. J. Gallagher	8,000	(4)			21.81	12/31/2022	1,600	(13)	143,808
	20,250	(5)			27.64	12/31/2023	2,600	(14)	116,844
	10,000	(1)	5,000	(1)	38.05	1/20/2025	1,750	(15)	78,645
	5,833	(2)	11,667	(2)	33.76	12/31/2025	2,800	(16)	125,832
			14,000	(3)	46.08	12/31/2026	1,400	(17)	62,916
							2,300	(18)	103,362

J. L. Walsh	50,000	(6)			16.13	12/31/2019	45,000	(19)	2,273,400
	187,500	(7)			21.06	12/31/2020	50,000	(20)	2,343,000
	187,500	(8)			19.60	12/31/2021	38,000	(21)	1,780,680
	178,500	(4)			21.81	12/31/2022
	129,000	(9)			25.50	3/31/2023
	405,000	(5)			27.64	12/31/2023
	204,000	(10)	102,000	(10)	37.98	12/31/2024
	110,000	(2)	220,000	(2)	33.76	12/31/2025
			270,000	(3)	46.08	12/31/2026

M. M. Gaudiosi	75,000	(11)			17.75	4/22/2022	9,450	(19)	477,414
	75,000	(4)			21.81	12/31/2022	11,000	(20)	515,460
	75,000	(5)			27.64	12/31/2023	9,000	(21)	421,740
	42,000	(10)	21,000	(10)	37.98	12/31/2024
	23,333	(2)	46,667	(2)	33.76	12/31/2025
			60,000	(3)	46.08	12/31/2026

A. D. Rosback	14,000	(12)	7,000		33.48	3/22/2025	2,000	(22)	179,760
	9,333	(2)	18,667	(2)	33.76	12/31/2025	3,750	(23)	168,525
			23,000	(3)	46.08	12/31/2026	2,750	(15)	123,585
							5,000	(16)	224,700
							2,400	(17)	107,856
							4,200	(18)	188,748

Note: Column (d) was intentionally omitted.
(1) These options were granted effective January 21, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 21, 2018.
(2) These options were granted effective January 1, 2016. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2019.
(3) These options were granted effective January 1, 2017. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2020.
(4) These options were granted effective January 1, 2013 and were fully vested on January 1, 2016.
(5) These options were granted effective January 1, 2014 and were fully vested on January 1, 2017.
(6) These options were granted effective January 1, 2010 and were fully vested on January 1, 2013.
(7) These options were granted effective January 1, 2011 and were fully vested on January 1, 2014.
(8) These options were granted effective January 1, 2012 and were fully vested on January 1, 2015.
(9) These options were granted effective April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013 and were fully vested on April 1, 2016.
(10) These options were granted effective January 1, 2015. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2018.
(11) These options were granted effective April 23, 2012 in connection with the commencement of Ms. Gaudiosi’s employment and were fully vested on April 23, 2015.
(12) These options were granted effective March 23, 2015 in connection with the commencement of Mr. Rosback’s employment. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on March 23, 2018.
(13) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is January 1, 2015 through December 31, 2017. The value of the number of units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period, and then modified based on AmeriGas Partners’ three-year TUR relative to the TUR of the other companies in the Propane MLP Group. The actual number of units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. This number is then modified as follows: (i) if AmeriGas Partners’ TUR ranks first in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 130%; (ii) if AmeriGas Partners’ TUR ranks second in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 100%; and (iii) if AmeriGas Partners’ TUR ranks third in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 70%. The overall payout is capped at 200% of the target number of performance units awarded. The performance units will be payable, if at all, on January 1, 2018. As of October 31, 2017, AmeriGas Partners’ TUR ranking (1 out of 38 companies) would qualify for 200% leverage of the target number of performance units originally granted. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2017 Equity Awards for more information on the TUR performance goal measurements.
(14) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 21, 2015. The performance measurement period for these units is October 1, 2014 through September 30, 2017, but payable, if at all, on January 1, 2018. The value of the number of units that may be earned at the end of the performance period is based on AmeriGas Partners’ customer gain/loss performance during the three-year performance period, but measured based on annual targets, each with a one-third weighting. The annual amounts are then subject to adjustment depending on the overall achievement of cumulative three-year performance goals. If the three-year cumulative customer gain/loss goal is exceeded, then each year’s individual result will be multiplied by 130%. If the three-year cumulative customer gain/loss goal is not met, then each year’s individual result will be multiplied by 70%. The overall payout is capped at 200% of the target number of performance units awarded. Based on customer gain/loss performance during Fiscal 2015, Fiscal 2016 and Fiscal 2017, none of the targets were achieved and no payout is expected under this grant. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2017 Equity Awards for more information on the performance goal measurements.

(15) These performance units were awarded January 1, 2016. The measurement period for the performance goal is January 1, 2016 through December 31, 2018. The performance goal is the same as described in footnote 13, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2019.
(16) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2016. The performance measurement period for these performance units is October 1, 2015 through September 30, 2018, but will be payable, if at all, on January 1, 2019. The value of the number of performance units that may be earned at the end of the performance period is based on AmeriGas Partners’ customer gain/loss performance during the three-year performance period. The overall payout is capped at 200 percent of the target number of performance units awarded. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2017 Equity Awards for more information on the performance goal measurements.
(17) These performance units were awarded January 1, 2017. The measurement period for the performance goal is January 1, 2017 through December 31, 2019. The performance goal is the same as described in footnote 13, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2020.
(18) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2017. The performance goal is the same as described in footnote 16, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2020.
(19) The amount shown relates to a target award of performance units granted effective January 1, 2015. The performance measurement period for these performance units is January 1, 2015 through December 31, 2017. The value of the number of performance units that may be earned at the end of the performance period is based on the Company’s TSR relative to that of each of the companies in the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2018. As of October 31, 2017, the Company’s TSR ranking (16 out of 33 companies) would qualify for 107% leverage of the target number of performance units originally granted. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2017 Equity Awards for more information on the TSR performance goal measurements.
(20) These performance units were awarded January 1, 2016. The measurement period for the performance goal is January 1, 2016 through December 31, 2018. The performance goal is the same as described in footnote 19, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2019.
(21) These performance units were awarded January 1, 2017. The measurement period for the performance goal is January 1, 2017 through December 31, 2019. The performance goal is the same as described in footnote 19, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2020.
(22) These performance units were awarded March 23, 2015. The measurement period for the performance goal is January 1, 2015 through December 31, 2017. The performance goal is the same as described in footnote 13. The performance units will be payable, if at all, on January 1, 2018.
(23) These performance units were awarded March 23, 2015. The performance measurement period for these units is October 1, 2015 through September 30, 2017. The performance goal is the same as described in footnote 14. The performance units will be payable, if at all, on January 1, 2018.
Option Exercises and Stock Vested Table — Fiscal 2017

The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2017 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Sheridan and Gallagher, the number of AmeriGas Partners performance units previously granted that vested in Fiscal 2017, and (4) for Mr. Walsh and Ms. Gaudiosi, the number of UGI performance units previously granted that vested in Fiscal 2017. For Messrs. Sheridan and Gallagher, the value realized was based on the closing price on the NYSE for AmeriGas Partners Common Units, and for Mr. Walsh and Ms. Gaudiosi, the value realized was based on the closing price on the NYSE for shares of UGI common stock, on the vesting date.

	Option Awards		Stock/Unit Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan	28,500	553,048	31,000	1,485,520
H. J. Gallagher	25,437	624,086	7,400	354,608
J. L. Walsh	137,500	4,408,353	126,000	5,806,080
M. M. Gaudiosi	0	0	25,500	1,175,040
A. D. Rosback	0	0	0	0

Retirement Benefits

The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2017 and any payments made to the named executive officers in Fiscal 2017 under those plans.
Pension Benefits Table — Fiscal 2017

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
J. E. Sheridan (1)	None	0	0	0
H. J. Gallagher (2)	UGI Utilities Retirement Plan	11	395,621	0
	UGI SERP	11	17,061	0
J. L. Walsh	UGI SERP	12	8,518,623	0
	UGI Utilities Retirement Plan	12	808,441	0
M. M. Gaudiosi (1)	None	0	0	0
A. D. Rosback (1)	None	0	0	0

(1)	Messrs. Sheridan and Rosback and Ms. Gaudiosi do not participate in any defined benefit pension plan.

(2)
Mr. Gallagher has a vested annual benefit amount under the UGI Utilities, Inc. Retirement Plan based on prior credited service of approximately $37,100. Mr.  Gallagher is not currently earning benefits under that plan.

Retirement Income Plan for Employees of UGI Utilities, Inc.

UGI participates in the UGI Utilities Retirement Plan, a qualified defined benefit retirement plan, to provide retirement income to its employees hired prior to January 1, 2009. The UGI Utilities Retirement Plan pays benefits based upon final average earnings, consisting of base salary or wages and annual bonuses and years of credited service. Benefits vest after the participant completes five years of vesting service.

The UGI Utilities Retirement Plan provides normal annual retirement benefits at age 65, unreduced early retirement benefits at age 62 with ten years of service and reduced, but subsidized, early retirement benefits at age 55 with ten years of service. Employees terminating prior to early retirement eligibility are eligible to receive a benefit under the plan formula commencing at age 65 or an unsubsidized benefit as early as age 55, provided they had 10 years of service at termination. Employees who have attained age 50 with 15 years of service and are involuntarily terminated by UGI prior to age 55 are also eligible for subsidized early retirement benefits, beginning at age 55.

The UGI Utilities Retirement Plan’s normal retirement benefit formula is (A) - (B) and is shown below:

A = The minimum of (1) and (2), where
(1)= 1.9% of five-year final average earnings (as defined in the UGI Utilities Retirement Plan) multiplied by years of service;
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

The normal form of benefit under the UGI Utilities Retirement Plan for a married employee is a 50 percent joint and survivor lifetime annuity. Regardless of marital status, a participant may choose from a number of lifetime annuity payments.

The UGI Utilities Retirement Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2017, the limit on the compensation that may be used is $270,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2017 is $215,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.

Mr. Walsh is currently eligible for early retirement benefits under the UGI Utilities Retirement Plan.
UGI Corporation Supplemental Executive Retirement Plan

The UGI Corporation Supplemental Executive Retirement Plan (“UGI SERP”) is a non-qualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Utilities Retirement Plan, but are prohibited from being paid from the UGI Utilities Retirement Plan by Code limits. The benefit paid by the UGI SERP is approximately equal to the difference between the benefits provided under the UGI Utilities Retirement Plan and benefits that would have been provided by the UGI Utilities Retirement Plan if not for the limitations of the Employee Retirement Income Security Act of 1974, as amended, and the Code. Benefits vest after the participant completes 5 years of vesting service. The benefits earned under the UGI SERP are payable in the form of a lump sum payment or rolled over to the Company’s nonqualified deferred compensation plan. For participants who attained age 50 prior to January 1, 2004, the lump sum payment is calculated using two interest rates. One rate is for service prior to January 1, 2004 and the other is for service after January 1, 2004. The rate for pre-January 1, 2004 service is the daily average of Moody’s Aaa bond yields for the month in which the participant’s termination date occurs, plus 50 basis points, and tax-adjusted using the highest marginal federal tax rate. The interest rate for post-January 1, 2004 service is the daily average of ten-year Treasury Bond yields in effect for the month in which the participant’s termination date occurs. The latter rate is used for calculating the lump sum payment for participants attaining age 50 on or after January 1, 2004. Payment is due within 60 days after the termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

Actuarial assumptions used to determine values in the Pension Benefits Table

The amounts shown in the Pension Benefit Table above are actuarial present values of the benefits accumulated through September 30, 2017. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount that, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2017	September 30, 2016
Discount rate for UGI Utilities Retirement Plan for all purposes and for SERP, for pre-commencement calculations	4.00% (UGI Utilities Retirement Plan) 3.40% (SERP)	3.80% (UGI Utilities Retirement Plan) 3.00% (SERP)
SERP lump sum rate	2.50% for applicable pre-2004 service; 2.30% for other service	2.40% for applicable pre-2004 service; 1.60% for other service
Retirement age:	62	62
Postretirement mortality for UGI Utilities Retirement Plan	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

Nonqualified Deferred Compensation

The following table shows the contributions, earnings, withdrawals and account balances for each of the named executive officers in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”), the UGI Corporation Supplemental Savings Plan (“SSP”), and the 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (“UGI SERP”).
Nonqualified Deferred Compensation Table — Fiscal 2017

		Executive Contributions in Last Fiscal Year	Employer Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Name		($)	($)		($)	($)	($)(4)
(a)	Plan Name	(b)	(c)		(d)	(e)	(f)
J. E. Sheridan	AmeriGas SERP	0	54,242	(1)	27,760	0	797,421
H. J. Gallagher	AmeriGas SERP	0	26,696	(1)	2,145	0	101,495
J. L. Walsh	SSP	0	45,834	(2)	35,200	0	508,736
M. M. Gaudiosi	UGI SERP	0	59,011	(3)	7,579	0	324,403
A. D. Rosback	AmeriGas SERP	0	31,025	(1)	917	0	44,430
_________________

(1)
This amount represents the estimated employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2017 in the “All Other Compensation” column. The General Partner’s Committee approved a discretionary bonus for Fiscal 2017, a portion of which was a restricted unit award with a grant date of November 24, 2017. As a result, the amount in column c is an estimate of the value of the restricted units based on the closing unit price on November 16, 2017.

(2)
This amount represents the employer contribution to the named executive officer under the SSP which is also reported in the Summary Compensation Table - Fiscal 2017 in the “All Other Compensation” column.

(3)
This amount represents the employer contribution to the named executive officer under the UGI SERP which is also reported in the Summary Compensation Table - Fiscal 2017 in the “All Other Compensation” column.

(4)	The aggregate balances do not include the Company contributions for Fiscal 2017 set forth in column (c) since the Company contributions occur after fiscal year-end.

The AmeriGas SERP is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($270,000 in 2017) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

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
The SSP is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limit for plan year 2017 was $270,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation and the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Bloomberg Barclays US Aggregate Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

The UGI SERP is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Utilities Retirement Plan, having been hired on or after January 1, 2009. Under the UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($270,000 in plan year 2017) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Utilities, Inc. 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Utilities, Inc. 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the UGI SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See Compensation Discussion and Analysis - UGI Corporation 2009 Deferral Plan.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Sheridan, Gallagher, and Rosback, in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means dismissal of an executive due to (i) misappropriation of funds, (ii) conviction of a felony or crime involving moral turpitude, (iii) material breach of UGI’s code of conduct or other written employment policies, (iv) breach of a written restrictive covenant agreement, (v) gross misconduct in the performance of his or her duties, or (vi) the intentional refusal or failure to perform his or her material duties.
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

•
the General Partner, Partnership or AmeriGas Propane, L.P. is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another entity in a transaction with respect to which all of the individuals and entities who were owners of the General Partner’s voting securities or of the outstanding units of the Partnership immediately prior to such transaction do not, following such transaction, own more than 50 percent of, respectively, the outstanding common stock and the combined voting power of the then outstanding voting securities of the surviving or acquiring corporation, or if the resulting entity is a partnership, the former unitholders do not own more than 50 percent of the outstanding Common Units in substantially the same proportion as their ownership immediately prior to the transaction;

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
Benefits under this arrangement would be equal to 3 times Mr. Walsh’s and Ms. Gaudiosi’s respective base salary and annual bonus. Each executive would also receive the cash equivalent of his or her target bonus, prorated for the number of months served in the fiscal year. In addition, Mr. Walsh and Ms. Gaudiosi are each entitled to receive a payment equal to the cost he or she would incur if he or she enrolled in UGI’s medical and dental plans for 3 years (less the amount he or she would be required to contribute for such coverage if he or she were an active employee). Mr. Walsh and Ms. Gaudiosi would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he or she had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will only be paid for a qualifying termination of employment and will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2017.”
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
Potential Payments Upon Termination or Change in Control Table — Fiscal 2017
The amounts shown in the table below assume that each named executive officer's termination was effective as of September 30, 2017 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer's termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his or her termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2017” and the “Nonqualified Deferred Compensation Table - Fiscal 2017.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

Potential Payments Upon Termination or Change in Control Table - Fiscal 2017
Name & Triggering Event	Severance Pay($)(1)(2)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
J. E. Sheridan Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,994,444 2,691,888	2,502,664 0 3,954,331	0 0 257,774	0 77,513 104,944	2,502,664 2,071,957 7,008,937
H. J. Gallagher Death Involuntary Termination Without Cause Termination Following Change in Control	0 927,355 768,210	588,287 0 934,078	7,480 8,462 82,628	0 73,235 70,980	595,767 1,009,052 1,855,896
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 6,950,021 9,725,158	8,262,620 0 11,128,578	7,192,064 8,531,511 12,438,585	0 63,152 8,594,947	15,454,684 15,544,684 41,887,268
M. M. Gaudiosi Death Involuntary Termination Without Cause Termination Following Change in Control	0 869,776 1,830,522	1,771,649 0 2,420,515	0 0 186,836	0 28,062 31,895	1,771,649 897,838 4,469,768
A. D. Rosback Death Involuntary Termination Without Cause Termination Following Change in Control	0 582,368 1,407,889	945,593 0 1,500,710	0 0 92,574	0 34,684 46,987	945,593 617,052 3,048,161
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

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners’ distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2017; and (ii) performance at the greater of actual through September 30, 2017 and target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2017” and “Non-Qualified Deferred Compensation Table - Fiscal 2017.”

(5)
Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, (iii) tax preparation services, and (iv) an estimated Code Section 280G tax gross up payment of $8,536,896 for Mr. Walsh in the event of a change in control.

COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2017. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2017

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(2)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
B. R. Ford	91,000	67,354	0	0	0	0	158,354
J. R. Hartmann	91,000	67,354	0	0	0	0	158,354
W. J. Marrazzo	96,000	67,354	0	0	0	0	163,354
A. Pol	82,500	67,354	0	0	1,559	0	151,413
P. A. Ramos	75,000	67,354	0	0	0	0	142,354
M. O. Schlanger	97,500	67,354	0	0	0	0	164,854
K. R. Turner	91,000	67,354	0	0	0	0	158,354
_________________

(1)
In Fiscal 2017, the General Partner paid its non-management directors an annual retainer of $75,000 for Board service. It paid an additional annual retainer of $10,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $15,000. The General Partner also paid an additional retainer of $7,500 for the chairperson of the Compensation/Pension and the Corporate Governance Committees and paid its Presiding Director a retainer of $15,000 in Fiscal 2017. The General Partner does not typically pay meeting attendance fees to its directors. During Fiscal 2017, pursuant to the Partnership Agreement, the General Partner’s Audit Committee served as a conflicts committee in evaluating a related party transaction with UGI Corporation. In connection with their service on this conflicts committee, the compensation reflected for Messrs. Ford, Hartmann, Marrazzo and Turner, includes additional fees of $6,000 during Fiscal 2017 ($1,500 per meeting).

(2)
All non-employee Directors received 1,400 Phantom Units during Fiscal 2017 as part of their annual compensation. The Phantom Units were awarded under the 2010 Plan. Each Phantom Unit represents the right to receive an AmeriGas Partners Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last date of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service unless otherwise deferred. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2017. For the number of Phantom Units credited to each Director’s account as of September 30, 2017, see “Securities Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters - Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.”

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
Ownership of Limited Partnership Units by Certain Beneficial Owners

The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of October 1, 2017. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

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

Ownership of Partnership Common Units by the Directors and Named Executive Officers

The table below sets forth, as of October 1, 2017, the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Common Units (1)		Number of AmeriGas Partners Phantom Units (8)
J. E. Sheridan	51,327	(2)	0
H. J. Gallagher	12,402		0
M. M. Gaudiosi	0		0
A. D. Rosback	570		0
J. L. Walsh	12,000	(3)	0
B. R. Ford	1,550	(4)	6,122
J. R. Hartmann	0		2,693
W. J. Marrazzo	1,000	(5)	9,726
A. Pol	0		7,378
P. A. Ramos	0		3,259
M. O. Schlanger	1,000	(6)	9,726
K. R. Turner	6,500	(7)	8,200
Directors and executive officers as a group (14 persons)	91,237		47,104
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Sheridan’s Units are held jointly with his spouse.

(3)	Mr. Walsh’s Units are held jointly with his spouse.

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
Equity Compensation Plan Information

The following table sets forth information as of the end of Fiscal 2017 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	218,224		2,287,879 (1)
Equity compensation plans not approved by security holders
Total	218,224

(1)	Securities are issued under the 2010 Plan. The 2010 Plan was approved by security holders on July 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 13 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2017.

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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2017, these costs totaled approximately $561.6 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly-owned subsidiary of UGI provides the Partnership with stop loss medical coverage of $0.7 million per occurrence in excess of $0.3 million per employee per year. Another wholly-owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business. In connection with this transaction, AmeriGas OLP entered into a Shared Services Agreement whereby HVAC provides certain accounting and administrative services to the Partnership with respect to the business purchased. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2017, the Partnership incurred approximately $20.1 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, LLC and its subsidiaries (“Energy Services”), which are affiliates of UGI. There were no purchases of propane by AmeriGas OLP from Energy Services in Fiscal 2017.

The Partnership sold propane to certain affiliates of UGI which totaled approximately $0.5 million in Fiscal 2017. The highest amounts due from affiliates of the Partnership during Fiscal 2017 and at November 1, 2017 were $5.5 million and $3.0 million, respectively.

On November 7, 2017, the Partnership entered into a Standby Equity Commitment Agreement with UGI and the General Partner pursuant to which UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019, for consideration comprising new Class B Common Units representing limited partner interests in the Partnership. See Note 11 to Consolidated Financial Statements for additional information.
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

The aggregate fees billed by Ernst & Young LLP, the Company’s independent registered public accounting firm in Fiscal 2017 and Fiscal 2016, were as follows:

	2017	2016
Audit Fees (1)	$1,646,133	$2,232,501
Audit-Related Fees (2)	179,090	60,000
Tax Fees (3)	$1,931	0
All Other Fees (4)	107,472	0
Total Fees for Services Provided	$1,934,626	$2,292,501
_________________

(1)
Audit Fees for Fiscal 2017 and Fiscal 2016 were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership, (ii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (iii) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements and documents issued in connection with securities offerings.

(2)	Audit-Related Fees for Fiscal 2017 and Fiscal 2016 relate to audits of subsidiary financial statements, debt compliance letters, and pre-system implementation reviews.

(3)	Tax Fees for Fiscal 2017 were for tax compliance or advisory services at the Partnership.

(4)	All Other Fees for Fiscal 2017 were for services provided for the implementation of ASC 606.
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

Included under Item 8 are the following financial statements and supplementary data:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting) - Ernst & Young LLP

Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedules) - Ernst & Young LLP

Consolidated Balance Sheets as of September 30, 2017 and 2016

Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015

Consolidated Statements of Partners’ Capital for the years ended September 30, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2017, 2016 and 2015

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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21
2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22
3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009.	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2015.	AmeriGas Partners, L.P.	Form 8-K (7/27/15)	3.1
3.4	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004.	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1(a)
3.5	Bylaws of AmeriGas Propane, Inc., Amended and Restated as of July 24, 2017.	AmeriGas Partners, L.P.	Form 8-K (7/24/17)	3.1
4.1
Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).

4.2	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.3	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
4.4	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.5	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2
4.6	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.7	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.7
*10.4**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of June 15, 2017.
10.5**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.6**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.7**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2016 - Terms and Conditions.	AmeriGas Partners, L.P.	Form 10-K (9/30/16)	10.7
10.8**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.4

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.9**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of June 15, 2017.
10.10**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9
10.11**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.12**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 24, 2017.	UGI	Form 10-Q (6/30/17)	10.5
10.13**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014 - Terms and Conditions for Non-Employee Directors effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.31
*10.14**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.
10.15**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.16**	UGI Corporation 2009 Deferral Plan, as Amended and Restated, effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.17**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.3
10.18**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 24, 2017.	UGI	Form 10-Q (6/30/17)	10.4
10.19**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.2
10.20**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2017.***	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.2
10.21**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 18, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.3
10.22**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.23**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/2017)	10.1
*10.24**	Description of oral compensation arrangement for Mr. John L. Walsh and Ms. Monica M. Gaudiosi.
*10.25**	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher and Anthony D. Rosback.
*10.26**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2017.
10.27**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.28**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
10.29**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	UGI	Form 10-Q (6/30/12)	10.1
10.30**	Form of Change in Control Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-K (9/30/13)	10.39
10.31**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-Q (12/31/16)	10.1
10.32	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.33	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.40
10.34	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.35	Amended and Restated Credit Agreement dated as of June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/18/14)	10.1
10.36	Amendment No. 1 dated as of June 20, 2016 to Amended and Restated Credit Agreement dated June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.2
10.37	Standby Equity Commitment Agreement, dated November 7, 2017, by and among AmeriGas Partners, L.P., AmeriGas Propane, Inc. and UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (11/7/17)	10.1
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	UGI Corporation Equity-Based Compensation Information.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*101.INS	XBRL Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

***
Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
10.4	UGI Corporation Executive Employee Severance Plan, as amended and restated as of June 15, 2017.

10.9	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended as of June 15, 2017.

10.14	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.

10.24	Description of oral compensation arrangement for Mr. John L. Walsh and Ms. Monica M. Gaudiosi.

10.25	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher and Anthony D. Rosback.

10.26	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2017.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	UGI Corporation Equity-Based Compensation Information.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

		By:	AmeriGas Propane, Inc.,
Its General Partner

Date:	November 21, 2017	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 21, 2017, by the following persons on behalf of the Registrant in the capacities indicated.

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
YEAR ENDED SEPTEMBER 30, 2017

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).
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
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2017, based on the COSO 2013 Framework. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2017, as stated in their report, which appears herein.
/s/ Jerry E. Sheridan
Chief Executive Officer
/s/ Hugh J. Gallagher
Chief Financial Officer
/s/ Laurie A. Bergman
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

We have audited AmeriGas Partners, L.P. and subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AmeriGas Partners, L.P. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, AmeriGas Partners, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmeriGas Partners, L.P. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended September 30, 2017 and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of AmeriGas Partners, L.P. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriGas Partners, L.P. and subsidiaries at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriGas Partners, L.P. and subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 21, 2017

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,316	$15,827
Accounts receivable (less allowances for doubtful accounts of $11,820 and $11,436, respectively)	197,776	182,665
Accounts receivable — related parties	3,665	2,643
Inventories	116,679	78,823
Derivative instruments	30,483	7,994
Prepaid expenses	25,605	22,757
Other current assets	32,250	33,739
Total current assets	413,774	344,448
Property, plant and equipment (less accumulated depreciation and amortization of $1,511,890 and $1,499,396, respectively)	1,206,710	1,274,557
Goodwill	2,002,010	1,978,981
Intangible assets	390,040	411,319
Derivative instruments	1,320	1,166
Other assets	45,407	47,299
Total assets	$4,059,261	$4,057,770
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$8,447	$8,475
Short-term borrowings	140,000	153,200
Accounts payable — trade	119,686	94,007
Accounts payable — related parties	304	2,759
Employee compensation and benefits accrued	45,926	40,793
Interest accrued	44,135	40,106
Customer deposits and advances	109,453	119,319
Other current liabilities	113,581	129,796
Total current liabilities	581,532	588,455
Long-term debt	2,563,832	2,325,334
Other noncurrent liabilities	130,826	124,772
Total liabilities	3,276,190	3,038,561
Commitments and contingencies (Note 12)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,958,586 and 92,923,410, respectively)	733,104	967,073
General partner	14,795	17,148
Total AmeriGas Partners, L.P. partners’ capital	747,899	984,221
Noncontrolling interest	35,172	34,988
Total partners’ capital	783,071	1,019,209
Total liabilities and partners’ capital	$4,059,261	$4,057,770

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended September 30,
	2017	2016	2015
Revenues:
Propane	$2,183,538	$2,053,160	$2,612,401
Other	269,957	258,657	272,921
	2,453,495	2,311,817	2,885,322
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	891,261	719,842	1,301,167
Cost of sales — other (excluding depreciation shown below)	80,611	78,857	86,638
Operating and administrative expenses	915,133	928,786	953,283
Depreciation	147,741	146,805	152,204
Amortization	42,764	43,175	42,676
Other operating income, net	(11,873)	(28,252)	(31,355)
	2,065,637	1,889,213	2,504,613
Operating income	387,858	422,604	380,709
Loss on extinguishments of debt	(59,729)	(48,889)	—
Interest expense	(160,226)	(164,095)	(162,842)
Income before income taxes	167,903	209,620	217,867
Income tax (expense) benefit	(2,034)	1,573	(2,898)
Net income including noncontrolling interest	165,869	211,193	214,969
Deduct net income attributable to noncontrolling interest	(3,810)	(4,209)	(3,758)
Net income attributable to AmeriGas Partners, L.P.	$162,059	$206,984	$211,211
General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$45,146	$40,227	$32,469
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$116,913	$166,757	$178,742
Income per limited partner unit (Note 2):
Basic	$1.25	$1.77	$1.91
Diluted	$1.25	$1.77	$1.91
Weighted-average limited partner units outstanding (thousands):
Basic	92,996	92,949	92,910
Diluted	93,050	93,023	92,977

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2017	2016	2015
Net income including noncontrolling interest	$165,869	$211,193	$214,969
Other comprehensive loss:
Reclassifications of net gains on derivative instruments	—	—	(2,822)
Other comprehensive loss	—	—	(2,822)
Total comprehensive income including noncontrolling interest	165,869	211,193	212,147
Deduct comprehensive income attributable to noncontrolling interest	(3,810)	(4,209)	(3,730)
Comprehensive income attributable to AmeriGas Partners, L.P.	$162,059	$206,984	$208,417

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$165,869	$211,193	$214,969
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	190,505	189,980	194,880
Provision for uncollectible accounts	17,693	11,215	15,800
Loss on extinguishments of debt	59,729	48,889	—
Change in unrealized (gains) losses on derivative instruments	(31,062)	(66,079)	47,841
Other, net	23,350	2,112	(14,754)
Net change in:
Accounts receivable	(35,132)	3,963	51,613
Inventories	(37,398)	15,478	86,198
Accounts payable	26,325	(5,267)	(52,975)
Other current assets	(8,661)	3,895	(10,889)
Other current liabilities	(14,436)	7,564	(8,825)
Net cash provided by operating activities	356,782	422,943	523,858
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(98,164)	(101,693)	(102,009)
Proceeds from disposals of assets	19,935	14,636	23,816
Acquisitions of businesses, net of cash acquired	(36,824)	(37,560)	(20,840)
Net cash used by investing activities	(115,053)	(124,617)	(99,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(398,877)	(387,659)	(368,426)
Noncontrolling interest activity	(3,626)	(5,378)	(5,949)
(Decrease) increase in short-term borrowings	(13,200)	85,100	(40,900)
Issuance of long-term debt, net of issuance costs	1,207,727	1,331,293	—
Repayment of long-term debt, including redemption premiums	(1,043,744)	(1,321,750)	(11,808)
Proceeds associated with equity based compensation plans, net of tax withheld	1,465	1,127	3,501
Capital contributions from General Partner	15	11	34
Net cash used by financing activities	(250,240)	(297,256)	(423,548)
Cash and cash equivalents (decrease) increase	$(8,511)	$1,070	$1,277
CASH AND CASH EQUIVALENTS
End of year	$7,316	$15,827	$14,757
Beginning of year	15,827	14,757	13,480
(Decrease) increase	$(8,511)	$1,070	$1,277
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$152,165	$167,460	$158,837

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Accumulated other comprehensive income (loss)	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling Interest	Total partners’ capital
Balance September 30, 2014	92,867,204	$1,299,260	$20,460	$2,794	$1,322,514	$38,376	$1,360,890
Net income including noncontrolling interest		178,742	32,469		211,211	3,758	214,969
Reclassification of net gains on derivative instruments				(2,794)	(2,794)	(28)	(2,822)
Distributions		(334,387)	(34,039)		(368,426)	(5,305)	(373,731)
Unit-based compensation expense		2,228			2,228		2,228
Common Units issued in connection with employee and director plans, net of tax withheld	22,776	(552)	35		(517)		(517)
Distribution related to common control transaction					—	(644)	(644)
Balance September 30, 2015	92,889,980	1,145,291	18,925	—	1,164,216	36,157	1,200,373
Net income including noncontrolling interest		166,757	40,227		206,984	4,209	211,193
Distributions		(345,644)	(42,015)		(387,659)	(5,417)	(393,076)
Unit-based compensation expense		1,242			1,242		1,242
General Partner contribution to AmeriGas Propane, L.P.					—	39	39
Common Units issued in connection with employee and director plans, net of tax withheld	33,430	(573)	11		(562)		(562)
Balance September 30, 2016	92,923,410	967,073	17,148	—	984,221	34,988	1,019,209
Net income including noncontrolling interest		116,913	45,146		162,059	3,810	165,869
Distributions		(351,363)	(47,514)		(398,877)	(5,228)	(404,105)
Unit-based compensation expense		1,237			1,237		1,237
General Partner contribution to AmeriGas Propane, L.P.					—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	35,176	(756)	15		(741)		(741)
Balance September 30, 2017	92,958,586	$733,104	$14,795	$—	$747,899	$35,172	$783,071

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
Note 11 — Partners’ Capital and Equity Compensation Plans
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
At September 30, 2017, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.
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
Finance Corps. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are 100%-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners.
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
Revenue Recognition. Revenues from the sale of propane are recognized principally upon delivery. Revenues from the sale of appliances and equipment are recognized at the later of sale or installation. Revenues from repair or maintenance services are recognized upon completion of services. Revenues from annually billed fees are generally recorded on a straight-line basis over one year. We present revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, on a net basis.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Delivery Expenses. Expenses associated with the delivery of propane to customers (including vehicle expenses, expenses of delivery personnel, vehicle repair and maintenance and general liability expenses) are classified as “Operating and administrative expenses” on the Consolidated Statements of Operations. Depreciation expense associated with delivery vehicles is classified in “Depreciation” on the Consolidated Statements of Operations.
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
Cash and Cash Equivalents. For cash flow purposes, cash and cash equivalents include cash on hand, cash in banks and highly liquid investments with maturities of three months or less when purchased.
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
We record depreciation expense on plant and equipment using the straight-line method over estimated service lives. At September 30, 2017, estimated useful lives by type were as follows:

Asset Type	Minimum Estimated Useful Life (in years)	Maximum Estimated Useful Life (in years)
Buildings and improvements	15	40
Storage, customer tanks and cylinders and related assets	6	30
Vehicles, equipment and office furniture and fixtures	3	10
Computer software	3	10
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
Intangible assets with indefinite lives are not amortized but are tested annually for impairment (and more frequently if indicators of impairment are present) and written down to fair value, if impaired.  We test our indefinite-lived intangible assets comprising trademarks and tradenames by comparing their book values to their estimated fair values. The estimated fair values of the Partnership’s trademarks and tradenames are determined using the “relief from royalty” method. This method requires the Partnership to, among other things, forecast future revenues expected to be derived from the use of these trademarks and tradenames and to determine a fair royalty rate from their use. These future estimated royalties are then discounted to present value using a

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

discount rate based upon a weighted average cost of capital adjusted for the risks inherent in the forecasted financial information and those specific to the asset itself.
We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. A reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. During the fourth quarter of Fiscal 2017, the Partnership adopted new accounting guidance simplifying the test for goodwill impairment. The adoption of the new guidance did not impact the consolidated financial statements (see Note 3).

We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value. From time to time, we may assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. Among the significant factors considered in performing the qualitative assessment is the market price of AmeriGas Partners Common Units. We may bypass the qualitative assessment and perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. We determine fair value generally based on a weighting of income and market approaches. For purposes of the income approach, fair value is determined based upon the present value of the estimated future cash flows, including an estimate of the terminal value based upon these cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent long-term outlook. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting unit. The market approach requires judgment to determine the appropriate valuation multiple. If the carrying amount of our reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess but not to exceed the total amount of the goodwill.

There were no accumulated impairment losses at September 30, 2017 and 2016 and no provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2017, Fiscal 2016 or Fiscal 2015. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Operations.
Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. If the undiscounted future cash flows indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values. No provisions for impairments were recorded during Fiscal 2017, Fiscal 2016 or Fiscal 2015.
Deferred Debt Issuance Costs. We defer and amortize debt issuance costs and debt premiums and discounts over the expected lives of the respective debt issues considering maturity dates. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Amortization of the issuance costs is reported as interest expense. Unamortized costs associated with redemptions of debt prior to their stated maturity are generally recognized and included in “Loss on extinguishments of debt” on the Consolidated Statements of Operations.
Customer Deposits. We offer certain of our customers prepayment programs which require customers to pay a fixed periodic amount or to otherwise prepay a portion of their anticipated propane purchases. Customer prepayments, in excess of associated billings, are classified as “Customer deposits and advances” on the Consolidated Balance Sheets.
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
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means.
Loss Contingencies Subject to Insurance. The Partnership is subject to risk of loss for general, automobile and product liability, and workers’ compensation claims for which it obtains insurance coverage under insurance policies that are subject to self-insured retentions or deductibles. In accordance with GAAP, the Partnership establishes reserves for pending legal actions, and for pending and incurred but not reported claims associated with general, automobile and workers’ compensation when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. When there is a range of possible loss with equal likelihood, liabilities recorded are based upon the low end of the range. The Partnership maintains insurance coverage such that its net exposure for claims covered by insurance would be limited to the self-insured retentions or deductibles, claims above which would be paid by the insurance carrier. For such claims, the Partnership records a receivable related to the amount of the liability expected to be paid by insurance.
Correction of Prior Period Errors. During the first quarter of Fiscal 2017, the Partnership determined that it had not properly recorded gains on sales of property, plant and equipment relating to certain assets acquired in the acquisition of Heritage Propane in Fiscal 2012.  Also, during the fourth quarter of Fiscal 2017, the Partnership determined that it had not properly recorded depreciation expense on certain assets acquired in the acquisition of Heritage Propane in Fiscal 2012.
The Partnership evaluated the impact of these errors on prior periods and determined that the effects were not material to the financial statements for Fiscal 2017, or any prior period financial statements, and recorded the cumulative effect of the error in accounting for certain disposals as of October 1, 2016, and recorded the cumulative effect of the error in accounting for depreciation expense relating to certain assets acquired in the Heritage Propane acquisition as of July 1, 2017. The correction of the error related to gains on sales of certain property, plant and equipment obtained in the Heritage Propane acquisition decreased Fiscal 2017 other operating income, net by $8,847 and decreased Fiscal 2017 depreciation by $1,162. The correction of the error related to the error in accounting for depreciation expense relating to certain assets acquired in the Heritage Propane acquisition increased Fiscal 2017 depreciation by $7,350.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	2017	2016	2015
Net income attributable to AmeriGas Partners, L.P.	$162,059	$206,984	$211,211
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(46,054)	(42,024)	(33,845)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$116,005	$164,960	$177,366

Weighted average Common Units outstanding — basic (thousands)	92,996	92,949	92,910
Potentially dilutive Common Units (thousands)	54	74	67
Weighted average Common Units outstanding — diluted (thousands)	93,050	93,023	92,977

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2017, Fiscal 2016 and Fiscal 2015 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01, $0.02, and $0.02, respectively.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Note 3 — Accounting Changes

Adoption of New Accounting Standards

Definition of a Business. During the fourth quarter of Fiscal 2017, the Partnership adopted new accounting guidance which clarifies the definition of a business. The new guidance is intended to assist entities with evaluating whether a set of transferred assets and activities comprises a business. The guidance is required to be applied prospectively. The adoption of the new guidance did not impact our consolidated financial statements.

Cash Flow Classification. During the fourth quarter of Fiscal 2017, the Partnership adopted new accounting guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is generally required to be applied retrospectively. The adoption of the new guidance did not impact the consolidated financial statements.

Goodwill Impairment. During the fourth quarter of Fiscal 2017, the Partnership adopted new accounting guidance regarding the test for goodwill impairment. Under the new accounting guidance, an entity will perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but not to exceed the total amount of the goodwill of the reporting unit. The guidance is required to be applied prospectively. The adoption of the new guidance did not impact the consolidated financial statements.

Consolidation. Effective October 1, 2016, the Partnership adopted Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to Consolidation Analysis” and ASU No. 2016-17, “Interest Held through Related Parties That Are under Common Control.” These ASUs provide new accounting guidance regarding whether a reporting entity should consolidate certain types of legal entities including variable interest entities (“VIEs”). Among other things, the new guidance affects the consolidation analysis of reporting entities that are involved with VIEs and requires that, under ASU 2015-02, if a single decision maker and its related parties are under common control, the single decision maker consider indirect interests in the entity held through these related parties to be the equivalent of direct interests, in their entirety. ASU 2016-07 amended the guidance in ASU 2015-02 to provide that such indirect interests be considered the equivalent of direct interests, on a proportionate basis. The adoption of this new guidance did not impact the consolidated financial statements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Accounting Standards Not Yet Adopted

Derivatives and Hedging. In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The guidance provided under ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC No. 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Partnership for interim and annual periods beginning after December 15, 2017 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption.

The Partnership is in the process of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems and design of internal controls. The Partnership has completed the assessment of a significant number of its contracts with customers under the new guidance to determine the effect of the adoption of the new guidance. Although the Partnership has not completed its assessment of the impact of the new guidance, the Partnership does not expect its adoption will have a material impact on its consolidated financial statements.

The Partnership currently anticipates that it will adopt the new standard using the modified retrospective transition method effective October 1, 2018. The ultimate decision with respect to the transition method that it will use will depend upon the completion of the Partnership’s analysis including confirming its preliminary conclusion that the adoption of the new guidance will not have a material impact on its consolidated financial statements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 4 — Acquisitions

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, AmeriGas OLP acquired a number of domestic retail propane distribution businesses for total net cash consideration of $36,824, $37,560 and $20,840, respectively. In conjunction with these acquisitions, liabilities of $10,848 in Fiscal 2017, $11,819 in Fiscal 2016 and $4,160 in Fiscal 2015 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2017	2016	2015
Net current assets (liabilities)	$1,176	$(162)	$1,609
Property, plant and equipment	6,712	9,322	5,880
Goodwill	23,029	24,213	10,940
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	16,714	16,006	7,279
Other assets (liabilities)	41	—	(708)
Total	$47,672	$49,379	$25,000

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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows:

	2017	2016	2015
1st Quarter	$0.94	$0.92	$0.88
2nd Quarter	$0.94	$0.92	$0.88
3rd Quarter	$0.95	$0.94	$0.92
4th Quarter	$0.95	$0.94	$0.92

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $52,742, $47,432 and $39,346, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2017, Fiscal 2016 and Fiscal 2015 of $43,525, $38,157 and $30,357, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 6 — Debt
Long-term debt comprises the following at September 30:

	2017	2016
AmeriGas Partners Senior Notes:
5.50% due May 2025 (a)	$700,000	$—
5.875% due August 2026 (a)	675,000	675,000
5.75% due May 2027 (a)	525,000	—
5.625% due May 2024 (a)	675,000	675,000
7.00%, due May 2022 (b)	—	980,844
Heritage Operating, L.P. (“HOLP”) Senior Secured Notes	11,348	15,241
Other	17,262	14,349
Total long-term debt	2,603,610	2,360,434
Less: unamortized debt issuance costs	(31,331)	(26,625)
Less: current maturities	(8,447)	(8,475)
Total long-term debt due after one year	$2,563,832	$2,325,334

(a)	AmeriGas Partners and AmeriGas Finance Corp. co-issued these senior notes.

(b)	AmeriGas Partners fully and unconditionally guaranteed these senior notes co-issued by AmeriGas Finance Corp. and AmeriGas Finance LLC.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2018 — $8,593; Fiscal 2019 — $8,202; Fiscal 2020 — $7,453; Fiscal 2021 — $3,158; Fiscal 2022 — $1,204.
AmeriGas Partners Senior Notes
During Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued, in underwritten offerings, $700,000 principal amount of 5.50% Senior Notes due May 2025 and $525,000 principal amount of 5.75% Senior Notes due May 2027 (collectively, the “AmeriGas 2017 Senior Notes”). The AmeriGas 2017 Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the AmeriGas 2017 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of AmeriGas Partners’ 7.00% Senior Notes, having an aggregate principal balance of $980,844 plus accrued and unpaid interest and early redemption premiums, and (2) for general corporate purposes.
During Fiscal 2016, AmeriGas Partners and AmeriGas Finance Corp. issued in an underwritten offering $675,000 principal amount of 5.625% Senior Notes due May 2024 and $675,000 principal amount of 5.875% Senior Notes due August 2026 (collectively, the “AmeriGas 2016 Senior Notes”). The AmeriGas 2016 Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the AmeriGas 2016 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of AmeriGas Partners’ previously issued 6.50% Senior Notes, 6.75% Senior Notes and 6.25% Senior Notes, having an aggregate principal balance of $1,270,001 plus accrued and unpaid interest and early redemption premiums and (2) for general corporate purposes.
In connection with the early repayments of the Partnership’s Senior Notes, during Fiscal 2017 and Fiscal 2016, the Partnership recognized losses which are reflected in “Loss on extinguishments of debt” on the Consolidated Statements of Operations and comprise the following:

	2017	2016
Early redemption premiums	$51,253	$39,569
Write-off of unamortized debt issuance costs	8,476	9,320
Loss on extinguishments of debt	$59,729	$48,889
HOLP Senior Secured Notes
The Partnership’s total long-term debt at September 30, 2017 and 2016, includes $11,348 and $15,241, respectively, of HOLP Senior Secured Notes including unamortized premium of $439 and $696, respectively. The effective interest rate on the HOLP

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Notes is 6.75% at September 30, 2017 and 2016. The HOLP Senior Secured Notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.
AmeriGas OLP Credit Agreement
The AmeriGas OLP Credit Agreement (“Credit Agreement”) provides for borrowings up to $525,000 (including a $125,000 sublimit for letters of credit) and permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, or one-, two-, three-, or six-month Eurodollar Rate, as defined in the Credit Agreement, plus a margin. Under the Credit Agreement, the applicable margin on base rate borrowings ranges from 0.50% to 1.50%; the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.50%; and the facility fee ranges from 0.30% to 0.45%. The aforementioned margins and facility fees are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the Credit Agreement). The Credit Agreement expires in June 2019.
At September 30, 2017 and 2016, there were $140,000 and $153,200 of borrowings outstanding under the Credit Agreement, which amounts are reflected as “Short-term borrowings” on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under the Credit Agreement at September 30, 2017 and 2016 were 3.74% and 2.79%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the Credit Agreement, totaled $67,211 and $67,161 at September 30, 2017 and 2016, respectively.
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $300,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2017, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.
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
At September 30, 2017, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and AmeriGas OLP’s partnership agreement, totaled approximately $3,000,000.

Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%)

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $10,775 in Fiscal 2017, $10,335 in Fiscal 2016 and $11,435 in Fiscal 2015.
The General Partner also sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to Internal Revenue Code limits. Costs associated with these plans were not material in Fiscal 2017, Fiscal 2016 and Fiscal 2015.

Note 8 — Inventories
Inventories comprise the following at September 30:

	2017	2016
Propane gas	$99,035	$61,849
Materials, supplies and other	11,899	11,521
Appliances for sale	5,745	5,453
Total inventories	$116,679	$78,823

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2017	2016
Land	$135,965	$136,728
Buildings and improvements	196,798	193,300
Transportation equipment	250,493	262,645
Storage facilities	268,415	262,430
Equipment, primarily cylinders and tanks	1,612,375	1,682,493
Work in process	19,517	24,740
Other	235,037	211,617
Gross property, plant and equipment	2,718,600	2,773,953
Less accumulated depreciation and amortization	(1,511,890)	(1,499,396)
Net property, plant and equipment	$1,206,710	$1,274,557

Note 10 — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2015	$1,956,688
Acquisitions	24,213
Purchase accounting adjustments	(1,920)
Balance September 30, 2016	1,978,981
Acquisitions	23,029
Balance September 30, 2017	$2,002,010

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The Partnership’s intangible assets comprise the following at September 30:

	2017	2016
Customer relationships and noncompete agreements	$497,385	$520,180
Trademarks and tradenames (not subject to amortization)	82,944	82,944
Gross carrying amount	580,329	603,124
Accumulated amortization	(190,289)	(191,805)
Intangible assets, net	$390,040	$411,319

Amortization expense of intangible assets was $37,994, $38,405 and $37,905 in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2018 — $38,249; Fiscal 2019 — $37,024; Fiscal 2020 — $35,803; Fiscal 2021 — $33,968; Fiscal 2022 — $32,361.

Note 11 — Partners’ Capital and Equity Compensation Plans
Partners’ Capital
In accordance with the Partnership Agreement, the General Partner may, in its sole discretion, cause the Partnership to issue an unlimited number of additional Common Units and other equity securities of the Partnership ranking on a parity with the Common Units.
On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement (the “Commitment Agreement”) with the General Partner and UGI. Under the terms of the Commitment Agreement, UGI has committed to make up to $225,000 of capital contributions to the Partnership through July 1, 2019 (the “Commitment Period”). UGI’s capital contributions may be made from time to time during the Commitment Period upon request of the Partnership.
In consideration for any capital contributions pursuant to the Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in the Partnership (“Class B Units”). The Class B Units will be issued at a price per unit equal to the 20-day volume-weighted average price of the Partnership’s Common Units prior to the date of the Partnership’s related capital call. The Class B Units will be entitled to cumulative quarterly distributions at a rate equal to the annualized Common Unit yield at the time of the applicable capital call, plus 130 basis points. The Partnership may choose to make the distributions in cash or in kind in the form of additional Class B Units. While outstanding, the Class B Units will not be subject to any incentive distributions from the Partnership.
At any time after five years from the initial issuance of the Class B Units, holders may elect to convert all or any portion of the Class B Units they own into Common Units on a one-for-one basis. At any time after six years from the initial issuance of the Class B Units, the Partnership may elect to convert all or any portion of the Class B Units into Common Units if (i) the closing trading price of the Common Units is greater than 110% of the applicable purchase price for the Class B Units and (ii) the Common Units are listed or admitted for trading on a National Securities Exchange. Upon certain events involving a change of control, and immediately prior to a liquidation or winding up of the Partnership, the Class B Units will automatically convert into Common Units on a one-for-one basis.
Equity Compensation Plans
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $3,920, $4,025 and $5,635 in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

AmeriGas Stock Unit and AmeriGas Performance Unit awards entitle the grantee to AmeriGas Partners Common Units or cash once the service condition is met and, with respect to AmeriGas Performance Units, subject to market performance conditions, and for certain awards granted on or after January 1, 2015, actual net customer acquisition and retention performance. Recipients of AmeriGas Performance Units are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target number, or it may be zero. For that portion of Performance Unit awards whose ultimate payout is based upon market-based conditions (as further described below), the number of awards ultimately paid is based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a master limited partnership peer group (“Alerian MLP Group”) and, for certain AmeriGas Performance Awards granted in January 2014, based upon AmeriGas Partners’ TUR relative to the two other publicly traded propane master limited partnerships in the Alerian MLP Group (“Propane MLP Group”). For Performance Unit awards granted on or after January 1, 2015, the number of AmeriGas Performance Units ultimately paid is based upon AmeriGas Partner’s TUR percentile rank relative to entities in the Alerian MLP Group as modified by AmeriGas Partners’ performance relative to the Propane MLP Group.
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
With respect to AmeriGas Performance Unit awards granted in January 2014 subject to measurement compared with the Propane MLP Group, grantees were eligible to receive 150% of the target award if AmeriGas Partners’ TUR exceeded the TUR of all the other members of the Propane MLP Group. Otherwise there would be no payout of such AmeriGas Performance Units. If one of the other two members of the Propane MLP Group ceased to exist as a publicly traded company or declares bankruptcy (“MLP Event”) and, depending upon the timing of such MLP Event, the ultimate amount of such AmeriGas Performance Unit awards to be issued pursuant to the January 2014 grant, and the amount of distribution equivalents to be paid, would depend upon AmeriGas Partners’ TUR rank relative to (1) the Alerian MLP Group for the entire performance period; (2) the Alerian MLP Group for the entire performance period and the Propane MLP Group (through the date of the MLP Event); or (3) the Propane MLP Group through the date of the MLP Event. For those performance awards granted on or after January 1, 2015 that are subject to the MLP Modifier, if an MLP Event were to occur during the performance period such MLP Modifier would be based upon AmeriGas Partners’ TUR rank as determined in (1), (2) or (3) above, as appropriate.

With respect to AmeriGas Performance Unit awards granted in January 2015 whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the annual actual net customer gain and retention performance as adjusted for the net customer gain and retention performance over the three-year performance period. With respect to AmeriGas Performance Unit awards granted in January 2016 and 2017 whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the actual net customer gain and retention performance over the entire three-year performance period.
Common Unit distribution equivalents are paid in cash only on AmeriGas Performance Units that eventually vest. Generally, except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
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
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards subject to market-based conditions and related compensation costs:

	Grants Awarded in Fiscal Year
	2017	2016	2015
Risk-free rate	1.5%	1.3%	0.9%
Expected life	3 years	3 years	3 years
Expected volatility	21.7%	20.6%	19.2%
Dividend Yield	7.8%	10.7%	6.8%

The General Partner granted awards under the 2010 Plan representing 67,563, 73,080 and 80,336 Common Units in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, having weighted-average grant date fair values per Common Unit subject to award of $52.37, $37.93 and $61.00, respectively. At September 30, 2017, 2,287,879 Common Units were available for future award grants under the 2010 Plan.
The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2017:

	Total		Vested		Non-Vested
	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2016	210,549	$47.24	55,622	$45.67	154,927	$47.80
AmeriGas Performance Units:
Granted	49,225	$54.24	633	$54.45	48,592	$54.24
Forfeited	(9,151)	$48.76	—	$—	(9,151)	$48.76
Vested	—	$—	40,933	$42.55	(40,933)	$42.55
Awards paid	(44,732)	$41.53	(44,732)	$41.53	—	$—
AmeriGas Stock Units:
Granted	18,338	$47.33	12,738	$48.06	5,600	$45.66
Vested	—	$—	6,800	$46.13	(6,800)	$46.13
Awards paid	(6,005)	$43.64	(6,005)	$43.64	—	$—
September 30, 2017	218,224	$50.03	65,989	$47.31	152,235	$51.21

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Partnership paid AmeriGas Performance Unit and AmeriGas Stock Unit awards in Common Units and cash as follows:

	2017	2016	2015
AmeriGas Performance Unit awards:
Number of Common Units subject to original Awards granted	53,800	44,800	55,750
Fiscal year granted	2014	2013	2012
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	29,489	23,017	—
Cash paid	$2,928	$1,718	$—
AmeriGas Stock Unit awards:
Number of Common Units subject to original Awards granted	32,658	20,336	42,532
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	3,932	9,272	21,509
Cash paid	$95	$370	$789

As of September 30, 2017, there was $1,195 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2017, there was a total of approximately $1,718 of unrecognized compensation cost associated with 218,224 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.7 years. The total fair values of Common Unit-based awards that vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 were $2,056, $1,968 and $2,625, respectively. As of September 30, 2017 and 2016, total liabilities of $2,501 and $3,509 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

Note 12 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $78,880 in Fiscal 2017, $73,043 in Fiscal 2016 and $67,304 in Fiscal 2015.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2018	$72,083
2019	63,762
2020	58,595
2021	51,024
2022	42,741
Thereafter	110,346
Total minimum operating lease payments	$398,551

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2017, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $47,000. The fair values of residual lease guarantees were not material at September 30, 2017.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Contingencies

Saranac Lake Environmental Matter. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that the DEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by the DEC disclosed contamination related to a former manufactured gas plant (“MGP”). At that time, AmeriGas OLP reviewed the study and researched the history of the site, including the extent of AmeriGas OLP’s ownership. In its written response to the DEC in early 2009, AmeriGas OLP disputed DEC’s contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site. The DEC did not respond to the 2009 communication. In March 2017, the DEC communicated to AmeriGas OLP that the DEC had previously issued three Records of Decision (“RODs”) related to the site and requested additional information regarding AmeriGas OLP’s purported ownership.  The selected remedies identified in the RODs total approximately $27,700. To AmeriGas OLP’s knowledge, the DEC has not yet commenced implementation of the remediation plan but remediation is currently expected to commence in 2018.  AmeriGas OLP responded to the DEC’s March 2017 request for ownership information, renewing its challenge to designation as a PRP and identifying potential defenses. In October 2017, the DEC identified a third party PRP with respect to the site. Based on our evaluation of the available information, during Fiscal 2017, the Partnership accrued an environmental remediation liability of $7,545 related to the site, which amount is included in “Operating and administrative expenses” on the Consolidated Statements of Operations. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court dismissed all claims brought by direct customers. In June 2017, the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) ruled en banc to reverse the dismissal by the District Court, which had previously been affirmed by a panel of the Eighth Circuit.  In September 2017, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court appealing the decision of the Eighth Circuit.

In July 2015, the District Court also dismissed all claims brought by the indirect customers other than those for injunctive relief.  The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law.  In September 2016, the District Court dismissed the amended complaint in its entirety.  The indirect customers appealed this decision to the Eighth Circuit; such appeal was subject to a stay pending the en banc review of the direct purchasers’ claims.  In light of the Eighth Circuit decision with respect to the direct purchaser claims, the briefing schedule in respect of the indirect purchaser appeal will now resume.  On July 21, 2016, several new indirect customer plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect customer class action lawsuit was dismissed in September 2016 and certain indirect customer plaintiffs appealed the decision, consolidating their appeal with the indirect customer appeal still pending in the Eighth Circuit. Now that the Eighth Circuit ruled on the direct purchasers’ claims, the stay has been lifted for the indirect claims and the parties submitted briefs in October 2017 to the Eighth Circuit and are waiting the court’s ruling.

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

Note 13 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $561,574 in Fiscal 2017, $556,964 in Fiscal 2016, and $576,135 in Fiscal 2015, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $16,862 in Fiscal 2017, $18,680 in Fiscal 2016 and $22,624 in Fiscal 2015. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3,283 in Fiscal 2017, $2,323 in Fiscal 2016 and $2,985 in Fiscal 2015.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during Fiscal 2017, Fiscal 2016 and Fiscal 2015.

In addition, AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI totaled $543, $339 and $1,216 during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

On November 7, 2017, AmeriGas Partners entered into the Commitment Agreement with the General Partner and UGI pursuant to which UGI has committed to make up to $225,000 of capital contributions to the Partnership through July 1, 2019, for consideration comprising new Class B Common Units representing limited partner interests in the Partnership.  See Note 11 for additional information.

Note 14 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2017	2016
Litigation, property and casualty liabilities	$65,071	$75,415
Taxes other than income taxes	12,207	10,141
Deferred tank rent revenue	16,533	22,353
Other	19,770	21,887
Total other current liabilities	$113,581	$129,796

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 15 — Fair Value Measurements
Derivative Instruments
The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2017 and 2016:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2017:
Derivative instruments:
Assets:
Commodity contracts	$—	$40,714	$—	$40,714
Liabilities:
Commodity contracts	$—	$(920)	$—	$(920)
September 30, 2016:
Derivative instruments:
Assets:
Commodity contracts	$—	$13,522	$—	$13,522
Liabilities:
Commodity contracts	$—	$(4,779)	$—	$(4,779)

The fair values of our non-exchange traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black-Scholes option pricing model that considers time value and volatility of the underlying commodity.
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at September 30, 2017 and September 30, 2016 were as follows:

	2017	2016
Carrying amount	$2,603,610	$2,360,434
Estimated fair value	$2,699,428	$2,483,565
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At September 30, 2017 and 2016, total volumes associated with propane commodity derivatives totaled 213.6 million gallons and 245.4 million gallons, respectively. At September 30, 2017, the maximum period over which we are economically hedging propane market price risk is 24 months.
Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Fair Value of Derivative Instruments
The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30, 2017 and 2016:

	2017	2016
Derivative assets:
Derivatives not designated as hedging instruments:
Commodity contracts	$40,714	$13,522
Total derivative assets — gross	40,714	13,522
Gross amounts offset in the balance sheet	(920)	(4,362)
Cash collateral received	(7,991)	—
Total derivative assets — net	$31,803	$9,160
Derivative liabilities:
Derivatives not designated as hedging instruments:
Commodity contracts	$(920)	$(4,779)
Total derivative liabilities — gross	(920)	(4,779)
Gross amounts offset in the balance sheet	920	4,362
Total derivative liabilities — net (a)	$—	$(417)

(a)	Derivative liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations and changes in AOCI and noncontrolling interest for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Gain Reclassified from AOCI and Noncontrolling Interest into Income			Location of Gain Reclassified from AOCI and Noncontrolling Interest into Income
	2017	2016	2015
Cash Flow Hedges:
Commodity contracts	$—	$—	$2,822	Cost of sales — propane

	Gain (Loss)			Location of Gain (Loss) Recognized in Income
	Recognized in Income
	2017	2016	2015
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$65,644	$2,567	$(209,351)	Cost of sales — propane

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

Note 17 — Other Operating Income, Net
Other operating income, net, comprises the following:

	2017	2016	2015
Finance charges	11,805	15,201	12,665
(Losses) gains on sales of fixed assets (a)	$(2,197)	$8,062	$14,260
Other	2,265	4,989	4,430
Total other operating income, net	$11,873	$28,252	$31,355

(a)	Fiscal 2017 amount includes a loss of $8,847 from correction of error (see Note 2).

Note 18 — Quarterly Data (Unaudited)
The following unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate primarily because of the seasonal nature of our propane business and the effects of unrealized gains and losses on commodity derivative instruments used to economically hedge commodity price risk (see Note 16).

	December 31,		March 31,		June 30,		September 30,
	2016 (a)	2015	2017 (a)	2016	2017 (a) (b)	2016 (a)	2017	2016 (a) (c)
Revenues	$677,166	$644,098	$863,660	$827,487	$467,496	$446,684	$445,173	$393,548
Operating income (loss)	$167,631	$124,121	$199,864	$289,882	$(1,137)	$46,204	$21,500	$(37,603)
Loss on extinguishments of debt	$(33,151)	$—	$(22,144)	$—	$(4,434)	$(37,086)	$—	$(11,803)
Net income (loss) including noncontrolling interest	$93,615	$82,186	$137,083	$248,786	$(46,794)	$(32,627)	$(18,035)	$(87,152)
Net income (loss) attributable to AmeriGas Partners, L.P.	$91,954	$80,973	$135,088	$245,908	$(46,752)	$(33,069)	$(18,231)	$(86,828)
Income (loss) per limited partner unit (d):
Basic	$0.87	$0.77	$1.14	$1.74	$(0.62)	$(0.46)	$(0.32)	$(1.04)
Diluted	$0.87	$0.77	$1.14	$1.74	$(0.62)	$(0.46)	$(0.32)	$(1.04)

(a)
The quarter ended December 31, 2016 includes loss on extinguishments of debt which decreased net income including noncontrolling interest and net income attributable to AmeriGas Partners, L.P. by $33,151. The quarter ended March 31, 2017 includes loss on extinguishments of debt which decreased net income including noncontrolling interest and net income attributable to AmeriGas Partners, L.P. by $22,144. The quarter ended June 30, 2017 includes loss on extinguishments of debt which increased net loss including noncontrolling interest and net loss attributable to AmeriGas Partners, L.P. by $4,434. The quarter ended June 30, 2016 includes loss on extinguishments of debt which increased net loss including noncontrolling interest and net loss attributable to AmeriGas Partners, L.P. by $37,086. The quarter ended September 30, 2016 includes loss on extinguishments of debt which increased net loss including noncontrolling interest and net loss attributable to AmeriGas Partners, L.P. by $11,803 (see Note 6).

(b)
Includes an environmental accrual associated with the site of a former MGP obtained in a prior year acquisition which increased operating loss and net loss including noncontrolling interest by $7,545, and net loss attributable to AmeriGas Partners, L.P. by $7,469 (See Note 12).

(c)
Includes increase in litigation accrual which increased operating loss and net loss including noncontrolling interest by $14,950 and net loss attributable to AmeriGas Partners, L.P. by $14,799 (see Note 12).

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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

	March 31,
Quarter ended:	2017	2016
Decrease in income per limited partner unit	$(0.19)	$(0.79)

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash	$1,529	$11,662
Total current assets	1,529	11,662
Investment in AmeriGas Propane, L.P.	3,335,902	3,317,856
Other assets	56	56
Total assets	$3,337,487	$3,329,574
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other liabilities	$2,820	$2,005
Accrued interest (including related party accrued interest)	42,921	39,198
Total current liabilities	45,741	41,203
Long-term debt (a)	2,543,847	2,304,150
Commitments and contingencies
Partners’ capital:
Common unitholders	733,104	967,073
General partner	14,795	17,148
Total partners’ capital	747,899	984,221
Total liabilities and partners’ capital	$3,337,487	$3,329,574

(a)	September 30, 2016 includes related-party long-term debt comprising $980,844 principal amount of 7.00% notes due May 2022, which were paid during Fiscal 2017.

Commitments and Contingencies
There are no scheduled principal repayments of long-term debt during the next five fiscal years.

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended September 30,
	2017	2016	2015
Operating expenses, net	$(300)	$(255)	$(1,517)
Loss on extinguishments of debt	(59,729)	(48,889)	—
Interest expense (including related party interest expense)	(151,294)	(156,350)	(155,510)
Loss before income taxes	(211,323)	(205,494)	(157,027)
Income tax benefit	—	—	(6)
Loss before equity in income of AmeriGas Propane, L.P.	(211,323)	(205,494)	(157,021)
Equity in income of AmeriGas Propane, L.P.	373,382	412,478	368,232
Net income attributable to AmeriGas Partners	162,059	206,984	211,211
Equity in other comprehensive loss of AmeriGas Propane, L.P.	—	—	(2,794)
Comprehensive income attributable to AmeriGas Partners	$162,059	$206,984	$208,417
General partner’s interest in net income attributable to AmeriGas Partners	$45,146	$40,227	$32,469
Limited partners’ interest in net income attributable to AmeriGas Partners	$116,913	$166,757	$178,742
Income per limited partner unit — basic and diluted	$1.25	$1.77	$1.91
Weighted average limited partner units outstanding — basic (thousands)	92,996	92,949	92,910
Weighted average limited partner units outstanding — diluted (thousands)	93,050	93,023	92,977

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2017	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$368,634	$371,536	$368,987

CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to AmeriGas Propane, L.P.	(157,000)	(3,900)	—
Net cash used by investing activities	(157,000)	(3,900)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(398,877)	(387,659)	(368,426)
Issuance of long-term debt, net of issuance costs	1,207,727	1,331,293	—
Repayment of long-term debt, including redemption premiums	(1,032,097)	(1,309,588)	—
Proceeds associated with equity based compensation plans, net of tax withheld	1,465	1,127	3,501
Capital contribution from General Partner	15	11	34
Net cash used by financing activities	(221,767)	(364,816)	(364,891)
(Decrease) increase in cash and cash equivalents	$(10,133)	$2,820	$4,096
CASH AND CASH EQUIVALENTS:
End of year	$1,529	$11,662	$8,842
Beginning of year	11,662	8,842	4,746
(Decrease) increase	$(10,133)	$2,820	$4,096

(a)	Includes cash distributions received from AmeriGas Propane, L.P. of $512,326, $530,912 and $519,885 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2017
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$11,436	$17,693	$(17,309)	(1)	$11,820

Year Ended September 30, 2016
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$12,257	$11,215	$(12,036)	(1)	$11,436

Year Ended September 30, 2015
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$17,681	$15,800	$(21,224)	(1)	$12,257

(1)	Uncollectible accounts written off, net of recoveries.

S-4