Form 10-Q
period 2017-12-31
AMERIGAS PARTNERS LP
filed 2018-02-06
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2018, there were 92,975,954 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

- i -

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2017	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,197	$7,316	$9,253
Accounts receivable (less allowances for doubtful accounts of $14,953, $11,820 and $13,014, respectively)	334,820	197,776	311,243
Accounts receivable — related parties	3,041	3,665	3,085
Inventories	135,849	116,679	98,931
Derivative instruments	30,925	30,483	27,084
Prepaid expenses and other current assets	69,409	57,855	55,979
Total current assets	581,241	413,774	505,575
Property, plant and equipment (less accumulated depreciation and amortization of $1,524,282, $1,511,890 and $1,527,769, respectively)	1,189,397	1,206,710	1,256,291
Goodwill	2,002,010	2,002,010	1,979,146
Intangible assets, net	380,433	390,040	402,188
Derivative instruments	1,453	1,320	7,390
Other assets	37,570	45,407	49,190
Total assets	$4,192,104	$4,059,261	$4,199,780
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$8,447	$8,447	$7,570
Short-term borrowings	263,500	140,000	77,500
Accounts payable — trade	183,983	119,686	157,160
Accounts payable — related parties	108	304	707
Customer deposits and advances	89,544	109,453	103,762
Other current liabilities	173,592	203,642	195,701
Total current liabilities	719,174	581,532	542,400
Long-term debt	2,563,441	2,563,832	2,519,950
Other noncurrent liabilities	122,641	130,826	123,319
Total liabilities	3,405,256	3,276,190	3,185,669
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,963,340, 92,958,586 and 92,926,920, respectively)	736,966	733,104	960,510
General partner	14,832	14,795	16,760
Total AmeriGas Partners, L.P. partners’ capital	751,798	747,899	977,270
Noncontrolling interest	35,050	35,172	36,841
Total partners’ capital	786,848	783,071	1,014,111
Total liabilities and partners’ capital	$4,192,104	$4,059,261	$4,199,780
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended December 31,
	2017	2016
Revenues:
Propane	$711,464	$604,056
Other	75,832	73,110
	787,296	677,166
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	344,351	214,405
Cost of sales — other (excluding depreciation shown below)	20,994	20,582
Operating and administrative expenses	230,339	226,802
Depreciation	37,817	33,989
Amortization	9,607	10,622
Other operating (income) expense, net	(4,637)	3,135
	638,471	509,535
Operating income	148,825	167,631
Loss on extinguishments of debt	—	(33,151)
Interest expense	(40,577)	(40,028)
Income before income taxes	108,248	94,452
Income tax expense	(2,378)	(837)
Net income including noncontrolling interest	105,870	93,615
Deduct net income attributable to noncontrolling interest	(1,449)	(1,661)
Net income attributable to AmeriGas Partners, L.P.	$104,421	$91,954

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$12,372	$11,352
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$92,049	$80,602
Income per limited partner unit:
Basic	$0.97	$0.87
Diluted	$0.97	$0.87
Weighted average limited partner units outstanding (thousands):
Basic	93,016	92,967
Diluted	93,080	93,019
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$105,870	$93,615
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	47,424	44,611
Provision for uncollectible accounts	4,878	3,308
Changes in unrealized losses (gains) on derivative instruments	(751)	(25,730)
Loss on extinguishments of debt	—	33,151
Other, net	2,026	5,274
Net change in:
Accounts receivable	(141,299)	(132,293)
Inventories	(19,170)	(20,068)
Accounts payable	64,101	64,201
Other current assets	(11,553)	(4,291)
Other current liabilities	(49,705)	(28,735)
Net cash provided by operating activities	1,821	33,043
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(23,586)	(26,380)
Proceeds from disposals of assets	3,661	2,826
Acquisitions of businesses, net of cash acquired	—	(835)
Net cash used by investing activities	(19,925)	(24,389)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(100,650)	(99,091)
Noncontrolling interest activity	(1,571)	192
Increase (decrease) in short-term borrowings	123,500	(75,700)
Issuances of long-term debt, net of issuance costs	—	690,000
Repayments of long-term debt, including redemption premiums	(1,255)	(530,629)
Other	(2,039)	—
Net cash provided (used) by financing activities	17,985	(15,228)
Cash and cash equivalents decrease	$(119)	$(6,574)
CASH AND CASH EQUIVALENTS
End of period	$7,197	$9,253
Beginning of period	7,316	15,827
Decrease	$(119)	$(6,574)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the three months ended December 31, 2017:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2017	92,958,586	$733,104	$14,795	$747,899	$35,172	$783,071
Net income including noncontrolling interest		92,049	12,372	104,421	1,449	105,870
Distributions		(88,315)	(12,335)	(100,650)	(1,571)	(102,221)
Unit-based compensation expense		190		190		190
Common Units issued in connection with employee and director plans, net of tax withheld	4,754	(62)		(62)		(62)
Balance December 31, 2017	92,963,340	$736,966	$14,832	$751,798	$35,050	$786,848

For the three months ended December 31, 2016:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2016	92,923,410	$967,073	$17,148	$984,221	$34,988	$1,019,209
Net income including noncontrolling interest		80,602	11,352	91,954	1,661	93,615
Distributions		(87,351)	(11,740)	(99,091)	(1,410)	(100,501)
Unit-based compensation expense		239		239		239
General Partner contribution to AmeriGas Propane, L.P.				—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	3,510	(53)		(53)		(53)
Balance December 31, 2016	92,926,920	$960,510	$16,760	$977,270	$36,841	$1,014,111
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

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

At December 31, 2017, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and AmeriGas OLP have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 9).

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. The September 30, 2017, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“the Partnership’s 2017 Annual Report”). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended December 31,
	2017	2016
Net income attributable to AmeriGas Partners, L.P.	$104,421	$91,954
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(14,202)	(11,352)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$90,219	$80,602

Weighted average Common Units outstanding — basic (thousands)	93,016	92,967
Potentially dilutive Common Units (thousands)	64	52
Weighted average Common Units outstanding — diluted (thousands)	93,080	93,019

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2017, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.02. There was no dilutive effect of theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2016.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Derivative instruments are reported in the condensed consolidated balance sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. Changes in the fair values of these derivative instruments are reflected in “Cost of sales — propane” on the Condensed Consolidated Statements of Operations. Cash flows from derivative instruments are included in cash flows from operating activities.

For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 8.

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

Reclassifications. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Derivatives and Hedging. In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	December 31, 2017	September 30, 2017	December 31, 2016
Goodwill (not subject to amortization)	$2,002,010	$2,002,010	$1,979,146
Intangible assets:
Customer relationships and noncompete agreements	$496,905	$497,385	$520,480
Accumulated amortization	(199,416)	(190,289)	(201,236)
Intangible assets, net (definite-lived)	297,489	307,096	319,244
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$380,433	$390,040	$402,188

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Amortization expense of intangible assets was $9,607 and $9,431 for the three months ended December 31, 2017 and 2016, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2018 and the next four fiscal years is as follows: remainder of Fiscal 2018 — $28,642; Fiscal 2019 — $37,024; Fiscal 2020 — $35,803; Fiscal 2021 — $33,968; Fiscal 2022 — $32,361.

Note 5 — Debt

In December 2017, AmeriGas OLP entered into the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a group of banks. The Second Amended Credit Agreement amends and restates a previous credit agreement. The Second Amended Credit Agreement provides for borrowings up to $600,000 (including a $150,000 sublimit for letters of credit) and expires in December 2022. The Second Amended Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Second Amended Credit Agreement, plus a margin. Under the Second Amended Credit Agreement, the applicable margin on base rate borrowings ranges from 0.50% to 1.75%; the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.75%; and the facility fee ranges from 0.30% to 0.50%. The aforementioned margins and facility fees are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the Second Amended Credit Agreement).

In December 2016, the Partnership recognized a loss of $33,151 in connection with the early repayment of a portion of its 7.00% Senior Notes. This loss is reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Income for the three months ended December 31, 2016.

Note 6 — Commitments and Contingencies

Contingencies

Saranac Lake Environmental Matter. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that the DEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by the DEC disclosed contamination related to a former manufactured gas plant (“MGP”). At that time, AmeriGas OLP reviewed the study and researched the history of the site, including the extent of AmeriGas OLP’s ownership. In its written response to the DEC in early 2009, AmeriGas OLP disputed DEC’s contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site. The DEC did not respond to the 2009 communication. In March 2017, the DEC communicated to AmeriGas OLP that the DEC had previously issued three Records of Decision (“RODs”) related to the site and requested additional information regarding AmeriGas OLP’s purported ownership.  The selected remedies identified in the RODs total approximately $27,700. To AmeriGas OLP’s knowledge, the DEC has not yet commenced implementation of the remediation plan but remediation is currently expected to commence in 2018. AmeriGas OLP responded to the DEC’s March 2017 request for ownership information, renewing its challenge to designation as a PRP and identifying potential defenses. In October 2017, the DEC identified a third party PRP with respect to the site.  Based on our evaluation of the available information, during the third quarter of Fiscal 2017, the Partnership accrued an environmental remediation liability of $7,545 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court dismissed all claims brought by direct customers. In June 2017, the United States Court of Appeals for

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

the Eighth Circuit (“Eighth Circuit”) ruled en banc to reverse the dismissal by the District Court, which had previously been affirmed by a panel of the Eighth Circuit.  In September 2017, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court appealing the decision of the Eighth Circuit. The petition was denied in January 2018 and, as a result, the case was transferred back to the District Court for further proceedings.

In July 2015, the District Court also dismissed all claims brought by the indirect customers other than those for injunctive relief.  The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law.  In September 2016, the District Court dismissed the amended complaint in its entirety.  The indirect customers appealed this decision to the Eighth Circuit; such appeal was subject to a stay pending the en banc review of the direct purchasers’ claims.  In light of the Eighth Circuit decision with respect to the direct purchaser claims, the briefing schedule in respect of the indirect purchaser appeal will now resume.  On July 21, 2016, several new indirect customer plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect customer class action lawsuit was dismissed in September 2016 and certain indirect customer plaintiffs appealed the decision, consolidating their appeal with the indirect customer appeal still pending in the Eighth Circuit. Now that the Eighth Circuit has ruled on the direct purchasers’ claims, the stay has been lifted for the indirect claims and the parties submitted briefs in October 2017 to the Eighth Circuit and are awaiting the court’s ruling.

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

Note 7 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of December 31, 2017, September 30, 2017 and December 31, 2016:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Assets:
Commodity contracts	$—	$41,187	$—	$41,187
Liabilities:
Commodity contracts	$—	$(633)	$—	$(633)
September 30, 2017:
Assets:
Commodity contracts	$—	$40,714	$—	$40,714
Liabilities:
Commodity contracts	$—	$(920)	$—	$(920)
December 31, 2016:
Assets:
Commodity contracts	$—	$34,625	$—	$34,625
Liabilities:
Commodity contracts	$—	$(151)	$—	$(151)

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at December 31, 2017, September 30, 2017 and December 31, 2016 were as follows:

	December 31, 2017	September 30, 2017	December 31, 2016
Carrying amount	$2,602,304	$2,603,610	$2,558,707
Estimated fair value	$2,660,194	$2,699,428	$2,619,790

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. The Partnership, from time to time, enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At December 31, 2017, September 30, 2017 and December 31, 2016, total volumes associated with propane commodity derivatives totaled 180.6 million gallons, 213.6 million gallons and 228.5 million gallons, respectively. At December 31, 2017, the maximum period over which we are economically hedging propane market price risk is 24 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

Offsetting Derivative Assets and Liabilities

Derivative assets and liabilities are presented net by counterparty on the condensed consolidated balance sheets if the right of offset exists. Our derivative instruments comprise over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency or other conditions.

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

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of December 31, 2017, September 30, 2017 and December 31, 2016:

	December 31, 2017	September 30, 2017	December 31, 2016
Derivative assets not designated as hedging instruments:
Commodity contracts	$41,187	$40,714	$34,625
Total derivative assets — gross	41,187	40,714	34,625
Gross amounts offset in the balance sheet	(633)	(920)	(151)
Cash collateral received	(8,176)	(7,991)	—
Total derivative assets — net	$32,378	$31,803	$34,474

Derivative liabilities not designated as hedging instruments:
Commodity contracts	$(633)	$(920)	$(151)
Total derivative liabilities — gross	(633)	(920)	(151)
Gross amounts offset in the balance sheet	633	920	151
Total derivative liabilities — net	$—	$—	$—

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the condensed consolidated statements of operations for the three months ended December 31, 2017 and 2016:

	Gain Recognized in Income		Location of Gain Recognized in Income
Three Months Ended December 31,	2017	2016
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$19,614	$32,100	Cost of sales — propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $147,287 and $147,591 for the three months ended December 31, 2017 and 2016, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,713 and $3,684 for the three months ended December 31, 2017 and 2016, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs incurred related to these items during the three months ended December 31, 2017 and 2016, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on the market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three months ended December 31, 2017 and 2016.

In addition, the AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during the three months ended December 31, 2017 and 2016 were not material.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement (the “Commitment Agreement”) with the General Partner and UGI. Under the terms of the Commitment Agreement, UGI has committed to make up to $225,000 of capital contributions to the Partnership through July 1, 2019 (the “Commitment Period”). UGI’s capital contributions may be made from time to time during the Commitment Period upon request of the Partnership. There have been no capital contributions made to the Partnership under the Commitment Agreement.
In consideration for any capital contributions pursuant to the Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in the Partnership (“Class B Units”). The Class B Units will be issued at a price per unit equal to the 20-day volume-weighted average price of AmeriGas Partners Common

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Units prior to the date of the Partnership’s related capital call. The Class B Units will be entitled to cumulative quarterly distributions at a rate equal to the annualized Common Unit yield at the time of the applicable capital call, plus 130 basis points. The Partnership may choose to make the distributions in cash or in kind in the form of additional Class B Units. While outstanding, the Class B Units will not be subject to any incentive distributions from the Partnership.
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

These factors, and those factors set forth in Item 1A. Risk Factors in the Partnership’s 2017 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended December 31, 2017 (“2017 three-month period”) with the three months ended December 31, 2016 (“2016 three-month period”).
Our results are significantly influenced by temperatures in our service territories particularly during the heating season months of October through March. As a result, our operating results, after adjusting for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.

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

Executive Overview

Three Months Ended December 31, 2017

We recorded GAAP net income attributable to AmeriGas Partners for the 2017 three-month period of $104.4 million compared to GAAP net income attributable to AmeriGas Partners for the 2016 three-month period of $92.0 million. GAAP net income in the 2017 three-month period reflects the effects of $0.8 million of unrealized gains on commodity derivative instruments not associated with current-period transactions. GAAP net income in the 2016 three-month period reflects the effects of (1) $25.7 million of unrealized gains on commodity derivative instruments not associated with current-period transactions and (2) a $33.2 million loss on early extinguishments of debt. Net income attributable to AmeriGas Propane for the 2016 three-month period was also reduced by the impact of net adjustments of $7.7 million to correct previously recorded gains on sales of fixed assets ($8.8 million) and to decrease depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012.

Adjusted net income attributable to AmeriGas Partners for the 2017 three-month period was $103.7 million compared with adjusted net income attributable to AmeriGas Partners for the 2016 three-month period of $99.6 million. The $4.1 million increase in adjusted net income attributable to AmeriGas Partners includes a $4.7 million increase in adjusted total margin and the absence of the aforementioned $7.7 million of net adjustments recorded in the prior-year period to correct previously recorded gains on sales of fixed assets and depreciation relating to certain fixed assets, partially offset by slightly higher operating and administrative expenses. The increase in adjusted total margin in the 2017 three-month period reflects slightly higher retail unit margins. Average temperatures across the United States based upon heating degree days were 1.4% warmer than normal but 9.9% colder than the prior year. Average temperatures in the 2017 three-month period reflect the impact of much colder temperatures that occurred late in the period.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

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

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Dollars in millions)	Three Months Ended December 31,
	2017	2016
Adjusted total margin:
Total revenues	$787.3	$677.2
Cost of sales — propane	(344.4)	(214.4)
Cost of sales — other (a)	(20.9)	(20.6)
Total margin	422.0	442.2
Subtract net gains on commodity derivative instruments not associated with current-period transactions	(0.8)	(25.7)
Adjusted total margin	$421.2	$416.5

Adjusted operating income:
Operating income	$148.8	$167.6
Subtract net gains on commodity derivative instruments not associated with current-period transactions	(0.8)	(25.7)
Adjusted operating income	$148.0	$141.9

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$104.4	$92.0
Subtract net gains on commodity derivative instruments not associated with current-period transactions (a)	(0.7)	(25.7)
Loss on extinguishments of debt	—	33.2
Noncontrolling interest in net gains on commodity derivative instruments not associated with current-period transactions (a)	—	0.1
Adjusted net income attributable to AmeriGas Partners	$103.7	$99.6

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$104.4	$92.0
Income tax expense	2.4	0.8
Interest expense	40.6	40.0
Depreciation	37.8	34.0
Amortization	9.6	10.6
EBITDA	194.8	177.4
Subtract net gains on commodity derivative instruments not associated with current-period transactions (a)	(0.7)	(25.7)
Loss on extinguishments of debt	—	33.2
Noncontrolling interest in net gains on commodity derivative instruments not associated with current-period transactions	—	0.2
Adjusted EBITDA	$194.1	$185.1

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

2017 three-month period compared with the 2016 three-month period

Three Months Ended December 31,	2017	2016	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	305.0	305.7	(0.7)	(0.2)%
Wholesale	17.0	13.6	3.4	25.0%
	322.0	319.3	2.7	0.8%
Revenues:
Retail propane	$692.8	$593.6	$99.2	16.7%
Wholesale propane	18.7	10.5	8.2	78.1%
Other	75.8	73.1	2.7	3.7%
	$787.3	$677.2	$110.1	16.3%
Total margin (a)(b)	$422.0	$442.2	$(20.2)	(4.6)%
Operating and administrative expenses	$230.3	$226.8	$3.5	1.5%
Operating income (b)(d)	$148.8	$167.6	$(18.8)	(11.2)%
Net income attributable to AmeriGas Partners (b)(d)(e)	$104.4	$92.0	$12.4	13.5%
Non-GAAP financial measures (c):
Adjusted total margin	$421.2	$416.5	$4.7	1.1%
EBITDA (b)(d)(e)	$194.8	$177.4	$17.4	9.8%
Adjusted EBITDA (d)	$194.1	$185.1	$9.0	4.9%
Adjusted operating income (d)	$148.0	$141.9	$6.1	4.3%
Adjusted net income attributable to AmeriGas Partners (d)	$103.7	$99.6	$4.1	4.1%
Heating degree days — % colder (warmer) than normal (f)	(1.4)%	(10.3)%	—	—

(a)	Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.”

(b)
Total margin, operating income, net income attributable to AmeriGas Partners and EBITDA for the 2017 and 2016 three-month periods include the impact of net unrealized gains of $0.8 million and $25.7 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(d)
Amounts for the three months ended December 31, 2016, reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012, which reduced operating income, adjusted operating income, net income attributable to AmeriGas Partners and adjusted net income attributable to AmeriGas Partners by $7.7 million; and reduced EBITDA and Adjusted EBITDA by $8.8 million.

(e)	The three months ended December 31, 2016 include losses on extinguishments of debt of $33.2 million.

(f)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by National Oceanic and Atmospheric Administration for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2017 three-month period were approximately equal to the prior-year period. Average temperatures based upon heating degree days during the 2017 three-month period were 1.4% warmer than normal but 9.9% colder than the prior-year period. Average temperatures during the 2017 three-month period were significantly influenced by much colder than normal temperatures that occurred during the last week of December which was nearly 60% colder than the prior year. Excluding the last week of December 2017, average temperatures during the 2017 three-month period were approximately 6.6% warmer than normal and 3.8% colder than the prior-year period.

Retail propane revenues increased $99.2 million during the 2017 three-month period reflecting the effects of higher average retail selling prices ($100.6 million) partially offset by the lower retail volumes sold ($1.4 million). Wholesale propane revenues increased $8.2 million during the 2017 three-month period reflecting the effects of higher average wholesale selling prices ($5.6 million) and higher wholesale volumes sold ($2.6 million). Average daily wholesale propane commodity prices during the 2017 three-

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 64% higher than such prices during the 2016 three-month period. Other revenues in the 2017 three-month period were slightly higher than in the prior-year period.

Total cost of sales during the 2017 three-month period increased $130.3 million from the prior-year period. Cost of sales in the 2017 and 2016 three-month periods include $0.8 million and $25.7 million of gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net gains on derivative commodity instruments, total cost of sales increased $105.4 million principally reflecting the effects of higher average propane product costs ($103.0 million) and, to a much lesser extent, the effects of the higher wholesale propane volumes sold.

Total margin (which includes $0.8 million and $25.7 million of gains on commodity derivative instruments not associated with current-period transactions in the 2017 and 2016 three-month periods, respectively) decreased $20.2 million during the three-months ended December 31, 2017. Adjusted total margin increased $4.7 million principally reflecting slightly higher retail propane total margin ($2.6 million) and slightly higher non-propane total margin ($2.1 million). The increase in retail propane total margin reflects slightly higher average retail unit margin.

EBITDA and operating income during the 2017 three-month period (which include the effects of the previously mentioned unrealized gains on commodity derivative instruments not associated with current-period transactions and, with respect to EBITDA during the 2016 three-month period, the loss on extinguishments of debt), increased $17.4 million and decreased $18.8 million, respectively. Adjusted EBITDA increased $9.0 million in the 2017 three-month period principally reflecting the effects of the higher adjusted total margin ($4.7 million) and higher other operating income ($7.8 million) partially offset by slightly higher operating and administrative expenses ($3.5 million). The increase in other operating income reflects the absence of an $8.8 million adjustment recorded in the prior-year period to correct previously recorded gains on sales of fixed assets acquired with the Heritage Propane acquisition in 2012. The increase in operating and administrative expenses principally reflects higher vehicle ($2.9 million), outside services ($2.0 million) and compensation and benefits ($1.9 million) expenses partially offset by lower general insurance and self-insured casualty and liability expense. Adjusted operating income increased $6.1 million in the 2017 three-month period reflecting the $9.0 million increase in adjusted EBITDA partially offset by an increase in depreciation and amortization expense ($2.8 million). The $4.1 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the $6.2 million increase in adjusted operating income partially offset by a $1.5 million increase in income tax expense principally reflecting adjustments to existing deferred income tax assets of our corporate subsidiary resulting from the Tax Cuts and Jobs Act (the “TCJA”) which was signed into law on December 22, 2017 and, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other than this one-time adjustment to the deferred income tax assets of our corporate subsidiary, we do not expect the TCJA to have a material impact on our results.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at December 31, 2017, were $7.2 million compared to cash and cash equivalents at September 30, 2017, of $7.3 million. The Partnership’s debt outstanding at December 31, 2017, totaled $2,835.4 million (including current maturities of long-term debt of $8.4 million and short-term borrowings of $263.5 million under its revolving credit agreement). The Partnership’s debt outstanding at September 30, 2017, totaled $2,712.3 million (including current maturities of long-term debt of $8.4 million and short-term borrowings of $140.0 million under its revolving credit agreement). Total long-term debt outstanding at December 31, 2017, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $11.3 million of HOLP Senior Notes and $16.0 million of other long-term debt, and is net of $30.4 million of unamortized debt issuance costs.

In December 2017, AmeriGas OLP entered into the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a group of banks. The Second Amended Credit Agreement amends and restates a previous credit agreement. The Second Amended Credit Agreement provides for borrowings up to $600 million (including a $150 million sublimit for letters of credit) and expires in December 2022. The Second Amended Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Second Amended Credit Agreement, plus a margin.

At December 31, 2017, there were $263.5 million borrowings outstanding under the Second Amended Credit Agreement. Issued and outstanding letters of credit under the Second Amended Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million at December 31, 2017. At December 31, 2017, the Partnership’s available borrowing capacity under the Second Amended Credit Agreement was $269.3 million. The average daily and peak short-term borrowings outstanding under the Second Amended Credit Agreement during the 2017 three-month period were $199.0 million and $286.0 million, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

The average daily and peak short-term borrowings outstanding under the previous credit agreement during the 2016 three-month period were $191.6 million and $292.5 million, respectively.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Second Amended Credit Agreement to meet its anticipated contractual and projected cash commitments.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement (the “Commitment Agreement”) with the General Partner and UGI. Under the terms of the Commitment Agreement, UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019 (the “Commitment Period”). UGI’s capital contributions may be made from time to time during the Commitment Period upon request of the Partnership. There have been no capital contributions made to the Partnership under the Commitment Agreement.
In consideration for any capital contributions pursuant to the Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in the Partnership (“Class B Units”). The Class B Units will be issued at a price per unit equal to the 20-day volume-weighted average price of AmeriGas Partners Common Units prior to the date of the Partnership’s related capital call. The Class B Units will be entitled to cumulative quarterly distributions at a rate equal to the annualized Common Unit yield at the time of the applicable capital call, plus 130 basis points. The Partnership may choose to make the distributions in cash or in kind in the form of additional Class B Units. While outstanding, the Class B Units will not be subject to any incentive distributions from the Partnership.

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
Partnership Distributions

During the three months ended December 31, 2017, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.95 per Common Unit for the quarter ended September 30, 2017. On January 24, 2018, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per limited partner unit for the quarter ended December 31, 2017. The distribution will be paid on February 20, 2018, to unitholders of record on February 9, 2018.

The ability of the Partnership to declare and pay the quarterly distribution on its Common Units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership’s ability to borrow under its Second Amended Credit Agreement, refinance maturing debt, and increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.

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

Cash flow provided by operating activities was $1.8 million in the 2017 three-month period compared to $33.0 million in the 2016 three-month period. Cash flow from operating activities before changes in operating working capital was $159.4 million in the 2017 three-month period compared with $154.2 million in the prior-year period. The slightly higher cash flow from operating activities before changes in operating working capital in the current-year period reflects, in large part, the slightly higher net income (after adjusting net income for the noncash effects of unrealized gains and losses on derivative instruments and the loss on extinguishments of debt, which is reflected in cash flow from financing activities) and the impact of higher noncash charges for depreciation and amortization. Cash used to fund changes in operating working capital was $157.6 million in the 2017 three-month period compared to $121.2 million in the 2016 three-month period. The higher cash required to fund changes in accounts

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

receivable and other current liabilities, reflects in large part, the impact of the higher propane costs on trade accounts receivable and customer deposit balances.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $19.9 million in the 2017 three-month period compared with $24.4 million in the prior-year period. The Partnership spent $23.6 million for property, plant and equipment (comprising $10.1 million of maintenance capital expenditures and $13.5 million of growth capital expenditures) in the 2017 three-month period compared with $26.4 million (comprising $15.4 million of maintenance capital expenditures and $11.0 million of growth capital expenditures) in the 2016 three-month period. Cash flow used in investing activities in the 2016 three-month period includes $0.8 million for acquisitions.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash provided by financing activities was $18.0 million in the 2017 three-month period compared with cash used of $15.2 million in the prior-year period. Distributions in the 2017 three-month period totaled $100.7 million compared with $99.1 million in the prior-year period principally reflecting the impact of slightly higher quarterly per-unit distribution rates. Cash from credit agreement borrowings in the 2017 three-month period totaled $123.5 million compared with cash used for credit agreement repayments of $75.7 million in the prior-year period. The prior-year period credit agreement repayments reflect the use of cash proceeds from the issuance of long-term debt at AmeriGas Partners.
Evaluation of Tradenames and Trademarks

At December 31, 2017, the Partnership’s tradenames and trademarks, primarily associated with its January 2012 acquisition of Heritage Propane, have a carrying amount of $82.9 million. These tradenames and trademarks are currently deemed to have indefinite lives and are not amortized but tested for impairment annually, or more frequently if indicators of impairment are present, and written down to fair value in accordance with GAAP.

The Partnership expects to complete a formal business review of its tradenames and trademarks during the second quarter of Fiscal 2018. The completion of this review could result in (1) the discontinuance of the use of certain or all Heritage Propane tradenames and trademarks, which would result in a non-cash impairment charge equal to their carrying amount; (2) a determination that certain or all Heritage Propane tradenames and trademarks no longer have an indefinite life, which would result in the amortization of such tradenames and trademarks over their estimated remaining periods of benefit; or (3) no change to planned use and support of these tradenames and trademarks during Fiscal 2018.

For more information on our accounting for indefinite-lived intangible assets, see “Critical Accounting Policies and Estimates - Indefinite-Lived Intangible Asset Evaluation” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s 2017 Annual Report.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2017, was a net gain of $40.6 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $16.0 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2017. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Second Amended and Restated Credit Agreement dated as of December 15, 2017 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (12/15/2017)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	February 6, 2018	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	February 6, 2018	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer