Form 10-Q
period 2018-03-31
AMERIGAS PARTNERS LP
filed 2018-05-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2018, there were 92,976,504 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

- i -

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2018	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,736	$7,316	$94,535
Accounts receivable (less allowances for doubtful accounts of $16,283, $11,820 and $13,777, respectively)	342,226	197,776	299,203
Accounts receivable — related parties	4,599	3,665	4,083
Inventories	119,873	116,679	104,549
Derivative instruments	10,903	30,483	5,081
Prepaid expenses and other current assets	69,152	57,855	48,433
Total current assets	551,489	413,774	555,884
Property, plant and equipment (less accumulated depreciation and amortization of $1,209,985, $1,511,890 and $1,552,790, respectively)	1,174,529	1,206,710	1,245,390
Goodwill	2,001,960	2,002,010	1,981,842
Intangible assets, net	370,859	390,040	395,010
Derivative instruments	266	1,320	944
Other assets	41,867	45,407	49,189
Total assets	$4,140,970	$4,059,261	$4,228,259
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$8,417	$8,447	$109,512
Short-term borrowings	154,500	140,000	—
Accounts payable — trade	148,247	119,686	127,280
Accounts payable — related parties	155	304	603
Customer deposits and advances	49,979	109,453	66,136
Other current liabilities	207,768	203,642	188,196
Total current liabilities	569,066	581,532	491,727
Long-term debt	2,563,942	2,563,832	2,562,376
Other noncurrent liabilities	128,566	130,826	122,821
Total liabilities	3,261,574	3,276,190	3,176,924
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,976,504, 92,958,586 and 92,958,063, respectively)	827,473	733,104	996,264
General partner	15,751	14,795	17,445
Total AmeriGas Partners, L.P. partners’ capital	843,224	747,899	1,013,709
Noncontrolling interest	36,172	35,172	37,626
Total partners’ capital	879,396	783,071	1,051,335
Total liabilities and partners’ capital	$4,140,970	$4,059,261	$4,228,259
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Propane	$967,789	$795,806	$1,679,253	$1,399,862
Other	72,543	67,854	148,375	140,964
	1,040,332	863,660	1,827,628	1,540,826
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	495,644	367,079	839,995	581,484
Cost of sales — other (excluding depreciation shown below)	19,284	17,327	40,278	37,909
Operating and administrative expenses	251,449	240,006	481,788	466,808
Depreciation	35,578	34,420	73,395	68,409
Amortization	9,573	10,592	19,180	21,214
Other operating income, net	(7,013)	(5,628)	(11,650)	(2,493)
	804,515	663,796	1,442,986	1,173,331
Operating income	235,817	199,864	384,642	367,495
Loss on extinguishments of debt	—	(22,144)	—	(55,295)
Interest expense	(40,995)	(39,991)	(81,572)	(80,019)
Income before income taxes	194,822	137,729	303,070	232,181
Income tax expense	(656)	(646)	(3,034)	(1,483)
Net income including noncontrolling interest	194,166	137,083	300,036	230,698
Deduct net income attributable to noncontrolling interest	(2,342)	(1,995)	(3,791)	(3,656)
Net income attributable to AmeriGas Partners, L.P.	$191,824	$135,088	$296,245	$227,042

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$13,249	$11,786	$25,621	$23,138
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$178,575	$123,302	$270,624	$203,904
Income per limited partner unit:
Basic	$1.44	$1.14	$2.41	$2.04
Diluted	$1.44	$1.14	$2.41	$2.04
Weighted average limited partner units outstanding (thousands):
Basic	93,035	93,003	93,027	92,987
Diluted	93,074	93,045	93,079	93,039
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$300,036	$230,698
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	92,575	89,623
Provision for uncollectible accounts	10,228	7,464
Changes in unrealized losses (gains) on derivative instruments	30,437	2,887
Loss on extinguishments of debt	—	55,295
Other, net	(6,606)	6,803
Net change in:
Accounts receivable	(155,604)	(127,268)
Inventories	(3,195)	(25,620)
Accounts payable	28,462	34,217
Other current assets	(11,297)	3,255
Other current liabilities	(54,616)	(75,166)
Net cash provided by operating activities	230,420	202,188
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(47,196)	(53,616)
Proceeds from disposals of assets	7,497	8,161
Acquisitions of businesses, net of cash acquired	—	(7,257)
Net cash used by investing activities	(39,699)	(52,712)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(201,315)	(197,587)
Noncontrolling interest activity	(2,791)	(1,018)
Increase (decrease) in short-term borrowings	14,500	(153,200)
Issuances of long-term debt, net of issuance costs	—	1,207,658
Repayments of long-term debt, including redemption premiums	(1,656)	(928,114)
Proceeds associated with equity-based compensation plans, net of tax withheld	—	1,478
Capital contributions from General Partner	—	15
Other	(2,039)	—
Net cash used by financing activities	(193,301)	(70,768)
Cash and cash equivalents (decrease) increase	$(2,580)	$78,708
CASH AND CASH EQUIVALENTS
End of period	$4,736	$94,535
Beginning of period	7,316	15,827
(Decrease) increase	$(2,580)	$78,708
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the six months ended March 31, 2018:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2017	92,958,586	$733,104	$14,795	$747,899	$35,172	$783,071
Net income including noncontrolling interest		270,624	25,621	296,245	3,791	300,036
Distributions		(176,642)	(24,673)	(201,315)	(2,791)	(204,106)
Unit-based compensation expense		770		770		770
Common Units issued in connection with employee and director plans, net of tax withheld	17,918	(383)	8	(375)		(375)
Balance March 31, 2018	92,976,504	$827,473	$15,751	$843,224	$36,172	$879,396

For the six months ended March 31, 2017:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2016	92,923,410	$967,073	$17,148	$984,221	$34,988	$1,019,209
Net income including noncontrolling interest		203,904	23,138	227,042	3,656	230,698
Distributions		(174,731)	(22,856)	(197,587)	(2,620)	(200,207)
Unit-based compensation expense		774		774		774
General Partner contribution to AmeriGas Propane, L.P.				—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	34,653	(756)	15	(741)		(741)
Balance March 31, 2017	92,958,063	$996,264	$17,445	$1,013,709	$37,626	$1,051,335
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

At March 31, 2018, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income attributable to AmeriGas Partners, L.P.	$191,824	$135,088	$296,245	$227,042
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(57,451)	(29,381)	(71,653)	(37,427)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$134,373	$105,707	$224,592	$189,615

Weighted average Common Units outstanding — basic (thousands)	93,035	93,003	93,027	92,987
Potentially dilutive Common Units (thousands)	39	42	52	52
Weighted average Common Units outstanding — diluted (thousands)	93,074	93,045	93,079	93,039

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended March 31, 2018, and 2017 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.48 and $0.19, respectively. Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the six months ended March 31, 2018 and 2017, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.49 and $0.15, respectively.

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

The Partnership anticipates that it will adopt the new standard using the modified retrospective transition method effective October 1, 2018.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2018	September 30, 2017	March 31, 2017
Goodwill (not subject to amortization)	$2,001,960	$2,002,010	$1,981,842
Intangible assets:
Customer relationships and noncompete agreements	$496,739	$497,385	$522,700
Accumulated amortization	(208,824)	(190,289)	(210,634)
Intangible assets, net (definite-lived)	287,915	307,096	312,066
Trademarks and tradenames (indefinite-lived)	82,944	82,944	82,944
Total intangible assets, net	$370,859	$390,040	$395,010

Amortization expense of intangible assets was $9,573 and $9,398 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense of intangible assets was $19,180 and $18,829 for the six months ended March 31, 2018 and 2017, respectively. No amortization expense is included in cost of sales on the condensed consolidated statements of operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2018 and the next four fiscal years is as follows: remainder of Fiscal 2018 — $19,069; Fiscal 2019 — $37,024; Fiscal 2020 — $35,803; Fiscal 2021 — $33,968; Fiscal 2022 — $32,361.

During the quarter ended March 31, 2018, the Partnership performed a formal business review of the current and planned use of its indefinite-lived tradenames and trademarks, primarily associated with its January 2012 acquisition of Heritage Propane. This review included obtaining an understanding of the costs and benefits of continuing to utilize these tradenames and trademarks in the operations of the Partnership’s business. The results from this business review formed the basis for a plan and recommendations to be presented to the Partnership’s senior management for approval and the General Partner’s Board of Directors for endorsement.

In April 2018, a plan to discontinue the use of these tradenames and trademarks was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved, and the General Partner’s Board of Directors endorsed, a plan to discontinue the use of these tradenames and trademarks expected to occur over a period of approximately four years. As a result, in April 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, the Partnership will adjust the carrying amounts of these tradenames and trademarks to their fair values. During the quarter ending June 30, 2018, we estimate that the Partnership will record a non-cash impairment charge of approximately $70,000 related to these tradenames and trademarks. In addition, the Partnership will reclassify the remaining fair value of these tradenames and trademarks of approximately $13,000 from indefinite-lived intangible assets to definite-lived intangible assets, and will begin amortizing this fair value over the remaining estimated period of benefit of approximately four years.

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

During the three and six months ended March 31, 2017, the Partnership recognized losses of $22,144 and $55,295, respectively, in connection with the early repayments of a portion of its 7.00% Senior Notes. These losses are reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2017.

Note 6 — Commitments and Contingencies

Contingencies

Saranac Lake Environmental Matter. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that the DEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by the DEC disclosed contamination related to a former manufactured gas plant (“MGP”). At that time, AmeriGas OLP reviewed the study and researched the history of the site, including the extent of AmeriGas OLP’s ownership. In its written response to the DEC in early 2009, AmeriGas OLP disputed DEC’s contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site. The DEC did not respond to the 2009 communication. In March 2017, the DEC communicated to AmeriGas OLP that the DEC had previously issued three Records of Decision (“RODs”) related to the site and requested additional information regarding AmeriGas OLP’s purported ownership.  The selected remedies identified in the RODs total approximately $27,700. Based on public reports, the DEC has commenced implementation of the remediation

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

plan. AmeriGas OLP responded to the DEC’s March 2017 request for ownership information, renewing its challenge to designation as a PRP and identifying potential defenses. In October 2017, the DEC identified a third party PRP with respect to the site.  Based on our evaluation of the available information, during the third quarter of Fiscal 2017, the Partnership accrued an environmental remediation liability of $7,545 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

In July 2015, the District Court also dismissed all claims brought by the indirect customers other than those for injunctive relief.  The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law.  In September 2016, the District Court dismissed the amended complaint in its entirety.  The indirect customers appealed this decision to the Eighth Circuit.  On July 21, 2016, several new indirect customer plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect customer class action lawsuit was dismissed in September 2016 and certain indirect customer plaintiffs appealed the decision, consolidating their appeal with the indirect customer appeal still pending in the Eighth Circuit. The parties submitted briefs in October 2017 to the Eighth Circuit and held oral argument in February 2018. The parties are now awaiting the court’s ruling.

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

Note 7 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of March 31, 2018, September 30, 2017 and March 31, 2017:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2018:
Assets:
Commodity contracts	$—	$12,414	$—	$12,414
Liabilities:
Commodity contracts	$—	$(3,048)	$—	$(3,048)
September 30, 2017:
Assets:
Commodity contracts	$—	$40,714	$—	$40,714
Liabilities:
Commodity contracts	$—	$(920)	$—	$(920)
March 31, 2017:
Assets:
Commodity contracts	$—	$9,911	$—	$9,911
Liabilities:
Commodity contracts	$—	$(4,058)	$—	$(4,058)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at March 31, 2018, September 30, 2017 and March 31, 2017 were as follows:

	March 31, 2018	September 30, 2017	March 31, 2017
Carrying amount	$2,601,802	$2,603,610	$2,705,277
Estimated fair value	$2,535,839	$2,699,428	$2,694,848

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. The Partnership, from time to time, enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At March 31, 2018, September 30, 2017 and March 31, 2017, total volumes associated with propane commodity derivatives totaled 151.4 million gallons, 213.6 million gallons and 199.8 million gallons, respectively. At March 31, 2018, the maximum period over which we are economically hedging propane market price risk is 21 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2018. Certain of our derivative contracts have

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of March 31, 2018, September 30, 2017 and March 31, 2017:

	March 31, 2018	September 30, 2017	March 31, 2017
Derivative assets not designated as hedging instruments:
Commodity contracts	$12,414	$40,714	$9,911
Total derivative assets — gross	12,414	40,714	9,911
Gross amounts offset in the balance sheet	(1,245)	(920)	(3,886)
Cash collateral received	—	(7,991)	—
Total derivative assets — net	$11,169	$31,803	$6,025

Derivative liabilities not designated as hedging instruments:
Commodity contracts	$(3,048)	$(920)	$(4,058)
Total derivative liabilities — gross	(3,048)	(920)	(4,058)
Gross amounts offset in the balance sheet	1,245	920	3,886
Total derivative liabilities — net (a)	$(1,803)	$—	$(172)

(a)	Derivative liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 31, 2018 and 2017:

	Loss Recognized in Income		Location of Loss Recognized in Income
Three Months Ended March 31,	2018	2017
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(17,615)	$(10,706)	Cost of sales — propane

	Gain Recognized in Income		Location of Gain Recognized in Income
Six Months Ended March 31,	2018	2017
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$1,999	$21,394	Cost of sales — propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $157,113 and $149,827 for the three months ended March 31, 2018 and 2017, respectively, and $304,400 and $297,418 for the six months ended March 31, 2018 and 2017, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $4,305 and $5,697 for the three months ended March 31, 2018 and 2017, respectively, and $8,018 and $9,381 for the six months ended March 31, 2018 and 2017, respectively. In addition, UGI and certain of its subsidiaries provide office space and stop loss medical coverage to the Partnership. The costs incurred related to these items during the three and six months ended March 31, 2018 and 2017, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on the market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services during the three and six months ended March 31, 2018 and 2017, were not material.

In addition, the AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during the three and six months ended March 31, 2018 and 2017 were not material.
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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended March 31, 2018 (“2018 three-month period”) with the three months ended March 31, 2017 (“2017 three-month period”) and the six months ended March 31, 2018 (“2018 six-month period”) with the six months ended March 31, 2017 (“2017 six-month period”).
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

Executive Overview

Three Months Ended March 31, 2018

We recorded GAAP net income attributable to AmeriGas Partners for the 2018 three-month period of $191.8 million compared to GAAP net income attributable to AmeriGas Partners for the 2017 three-month period of $135.1 million. GAAP net income in the 2018 three-month period reflects the effects of $31.2 million of unrealized losses on commodity derivative instruments not associated with current-period transactions. GAAP net income in the 2017 three-month period reflects the effects of (1) $28.6 million of unrealized losses on commodity derivative instruments not associated with current-period transactions and (2) a $22.1 million loss on an early extinguishment of debt.

Adjusted net income attributable to AmeriGas Partners for the 2018 three-month period was $222.7 million compared with adjusted net income attributable to AmeriGas Partners for the 2017 three-month period of $185.6 million. The $37.1 million increase in adjusted net income principally reflects a $48.7 million increase in adjusted total margin on a 9.9% increase in retail volumes sold due to temperatures based upon heating degree days that were 14.2% colder than in the prior-year three-month period partially offset by higher operating expenses resulting from the higher level of operating activity.

Six Months Ended March 31, 2018

We recorded GAAP net income attributable to AmeriGas Partners for the 2018 six-month period of $296.2 million compared to GAAP net income attributable to AmeriGas Partners for the 2017 six-month period of $227.0 million. GAAP net income in the 2018 six-month period reflects the effects of $30.4 million of unrealized losses on commodity derivative instruments not associated with current-period transactions. GAAP net income in the 2017 six-month period reflects the effects of (1) $2.9 million of unrealized losses on commodity derivative instruments not associated with current-period transactions and (2) $55.3 million of losses on early extinguishments of debt. Net income attributable to AmeriGas Propane for the 2017 six-month period was also reduced by the impact of net adjustments of $7.7 million to correct previously recorded gains on sales of fixed assets ($8.8 million) and to decrease depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012.

Adjusted net income attributable to AmeriGas Partners for the 2018 six-month period was $326.4 million compared with adjusted net income attributable to AmeriGas Partners for the 2017 six-month period of $285.2 million. The $41.2 million increase in adjusted net income attributable to AmeriGas Partners reflecting a $53.5 million increase in adjusted total margin on higher retail volumes sold and the absence of the aforementioned $7.7 million of net adjustments recorded in the prior-year period to correct previously recorded gains on sales of fixed assets and depreciation relating to certain fixed assets, partially offset by higher operating and administrative expenses. Average temperatures across the United States based upon heating degree days were 0.9% warmer than normal but 12.3% colder than the prior year.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

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

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

(Dollars in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Adjusted total margin:
Total revenues	$1,040.3	$863.7	$1,827.6	$1,540.8
Cost of sales — propane	(495.6)	(367.1)	(840.0)	(581.5)
Cost of sales — other (a)	(19.3)	(17.3)	(40.2)	(37.9)
Total margin	525.4	479.3	947.4	921.4
Add net losses on commodity derivative instruments not associated with current-period transactions	31.2	28.6	30.4	2.9
Adjusted total margin	$556.6	$507.9	$977.8	$924.3

Adjusted operating income:
Operating income	$235.8	$199.9	$384.6	$367.5
Add net losses on commodity derivative instruments not associated with current-period transactions (a)	31.2	28.6	30.5	2.9
Adjusted operating income	$267.0	$228.5	$415.1	$370.4

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$191.8	$135.1	$296.2	$227.0
Add net losses on commodity derivative instruments not associated with current-period transactions	31.2	28.6	30.4	2.9
Loss on extinguishments of debt	—	22.1	—	55.3
Noncontrolling interest in net losses on commodity derivative instruments not associated with current-period transactions (a)	(0.3)	(0.2)	(0.2)	—
Adjusted net income attributable to AmeriGas Partners	$222.7	$185.6	$326.4	$285.2

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$191.8	$135.1	$296.2	$227.0
Income tax expense (a)	0.6	0.6	3.0	1.6
Interest expense	41.0	40.0	81.6	80.0
Depreciation	35.6	34.4	73.4	68.4
Amortization	9.6	10.6	19.2	21.2
EBITDA	278.6	220.7	473.4	398.2
Add net losses on commodity derivative instruments not associated with current-period transactions	31.2	28.6	30.4	2.9
Loss on extinguishments of debt	—	22.1	—	55.3
Noncontrolling interest in net losses on commodity derivative instruments not associated with current-period transactions (a)	(0.3)	(0.2)	(0.2)	(0.1)
Adjusted EBITDA	$309.5	$271.2	$503.6	$456.3

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

2018 three-month period compared with 2017 three-month period

Three Months Ended March 31,	2018	2017	Increase
(Dollars in millions)
Gallons sold (millions):
Retail	398.5	362.7	35.8	9.9%
Wholesale	20.0	15.9	4.1	25.8%
	418.5	378.6	39.9	10.5%
Revenues:
Retail propane	$946.4	$781.8	164.6	21.1%
Wholesale propane	21.4	14.1	7.3	51.8%
Other	72.5	67.8	4.7	6.9%
	$1,040.3	$863.7	$176.6	20.4%
Total margin (a)(b)	$525.4	$479.3	$46.1	9.6%
Operating and administrative expenses	$251.4	$240.0	$11.4	4.8%
Operating income (b)	$235.8	$199.9	$35.9	18.0%
Net income attributable to AmeriGas Partners (b)(d)	$191.8	$135.1	$56.7	42.0%
Non-GAAP financial measures (c):
Adjusted total margin	$556.6	$507.9	$48.7	9.6%
EBITDA (b)	$278.6	$220.7	$57.9	26.2%
Adjusted EBITDA	$309.5	$271.2	$38.3	14.1%
Adjusted operating income	$267.0	$228.5	$38.5	16.8%
Adjusted net income attributable to AmeriGas Partners	$222.7	$185.6	$37.1	20.0%
Heating degree days — % (warmer) than normal (e)	(0.5)%	(12.9)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

(b)
Total margin, EBITDA, operating income and net income attributable to AmeriGas Partners for the 2018 and 2017 three-month periods include the impact of net unrealized losses of $31.2 million and $28.6 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(d)	The three months ended March 31, 2017, includes the impact of a $22.1 million loss on extinguishment of debt (see Note 5 to condensed consolidated financial statements).

(e)
Deviation from average heating degree days for the 15-year period 2002 - 2016 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2018 three-month period increased 9.9% compared with the prior-year period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 0.5% warmer than normal but 14.2% colder than the prior-year period.

Retail propane revenues increased $164.6 million during the 2018 three-month period reflecting the effects of higher average retail selling prices ($87.6 million) and the higher retail volumes sold ($77.0 million). Wholesale propane revenues increased $7.3 million reflecting higher wholesale volumes sold ($3.8 million) and the effects of higher average wholesale selling prices ($3.5 million). Average daily wholesale propane commodity prices during the 2018 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 18% higher than such prices in the 2017 three-month period. Other revenues in the 2018 three-month period were $4.7 million higher than in the prior-year period principally reflecting higher fee revenues on increased retail volumes sold.

Total cost of sales during the 2018 three-month period increased $130.5 million from the prior-year period. Cost of sales in the 2018 and 2017 three-month periods includes $31.2 million and $28.6 million of losses on commodity derivative instruments not

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net losses on derivative commodity instruments, total cost of sales increased $127.9 million principally reflecting the effects of higher Partnership average propane product costs ($90.4 million) and the effects of the higher volumes sold ($35.6 million).

Total margin (which includes $31.2 million and $28.6 million of losses on commodity derivative instruments not associated with current-period transactions in the 2018 and 2017 three-month periods, respectively) increased $46.1 million. Adjusted total margin increased $48.7 million in the 2018 three-month period principally reflecting higher retail propane total margin ($45.8 million) and slightly higher other margin. The increase in retail propane total margin principally reflects the higher retail volumes sold.

EBITDA and operating income (including the effects of the previously mentioned unrealized losses on commodity derivative instruments and, with respect to EBITDA in the 2017 three-month period, the $22.1 million loss on extinguishment of debt), increased $57.9 and $35.9 million, respectively. Adjusted EBITDA increased $38.3 million in the 2018 three-month period principally reflecting the effects of the higher adjusted total margin ($48.7 million) partially offset by higher operating and administrative expenses ($11.4 million). Operating and administrative expenses increased reflecting, among other things, higher total compensation costs ($9.1 million) principally higher labor and incentive compensation costs associated with the increased activity and improved performance, and higher vehicle expenses ($2.3 million) including higher vehicle fuel and lease expenses. Adjusted operating income increased $38.5 million in the 2018 three-month period principally reflecting the $38.3 million increase in Adjusted EBITDA.

The $37.1 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the $38.5 million increase in adjusted operating income partially offset by a $1.0 million increase in interest expense. The higher interest expense principally reflects higher average short-term borrowings during the 2018 three-month period and higher short-term interest rates.

2018 six-month period compared with the 2017 six-month period

Six Months Ended March 31,	2018	2017	Increase
(Dollars and gallons in millions)
Gallons sold:
Retail	703.5	668.4	35.1	5.3%
Wholesale	37.0	29.5	7.5	25.4%
	740.5	697.9	42.6	6.1%
Revenues:
Retail propane	$1,639.2	$1,375.4	$263.8	19.2%
Wholesale propane	40.1	24.5	15.6	63.7%
Other	148.3	140.9	7.4	5.3%
	$1,827.6	$1,540.8	$286.8	18.6%
Total margin (a)(b)	$947.4	$921.4	$26.0	2.8%
Operating and administrative expenses	$481.8	$466.8	$15.0	3.2%
Operating income (b)(d)	$384.6	$367.5	$17.1	4.7%
Net income attributable to AmeriGas Partners (b)(d)(e)	$296.2	$227.0	$69.2	30.5%
Non-GAAP financial measures (c):
Adjusted total margin	$977.8	$924.3	$53.5	5.8%
EBITDA (b)(d)(e)	$473.4	$398.2	$75.2	18.9%
Adjusted EBITDA (d)	$503.6	$456.3	$47.3	10.4%
Adjusted operating income (d)	$415.1	$370.4	$44.7	12.1%
Adjusted net income attributable to AmeriGas Partners (d)	$326.4	$285.2	$41.2	14.4%
Heating degree days — % (warmer) than normal (f)	(0.9)%	(11.7)%	—	—

(a)	Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.”

(b)
Total margin, operating income, net income attributable to AmeriGas Partners and EBITDA for the 2018 and 2017 six-month periods include the impact of net unrealized losses of $30.4 million and $2.9 million, respectively, on commodity derivative instruments not associated with current-period transactions.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

(c)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(d)
Amounts for the six months ended March 31, 2017, reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012, which reduced operating income, adjusted operating income, net income attributable to AmeriGas Partners and adjusted net income attributable to AmeriGas Partners by $7.7 million; and reduced EBITDA and Adjusted EBITDA by $8.8 million.

(e)	The six months ended March 31, 2017, include losses on extinguishments of debt of $55.3 million.

(f)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2018 six-month period were 5.3% higher than in the prior-year period. Average temperatures based upon heating degree days during the 2018 six-month period were 0.9% warmer than normal but 12.3% colder than the prior-year period.

Retail propane revenues increased $263.8 million during the 2018 six-month period reflecting the effects of higher average retail selling prices ($191.6 million) and higher retail volumes sold ($72.2 million). Wholesale propane revenues increased $15.6 million reflecting the effects of higher average wholesale selling prices ($9.4 million) and higher wholesale volumes sold ($6.2 million). Average daily wholesale propane commodity prices during the 2018 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 39% higher than such prices during the 2017 six-month period. Other revenues in the 2018 six-month period were slightly higher than in the prior-year period principally reflecting higher fee income on the incremental retail volumes sold.

Total cost of sales during the 2018 six-month period increased $260.9 million from the prior-year period. Cost of sales in the 2018 and 2017 six-month periods include $30.4 million and $2.9 million of losses on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net losses on derivative commodity instruments, total cost of sales increased $233.4 million principally reflecting the effects of higher average propane product costs ($195.8 million) and, to a much lesser extent, the effects of the higher retail and wholesale propane volumes sold ($35.1 million).

Total margin (which includes $30.4 million and $2.9 million of losses on commodity derivative instruments not associated with current-period transactions in the 2018 and 2017 six-month periods, respectively) increased $26.0 million during the six-months ended March 31, 2018. Adjusted total margin increased $53.5 million principally reflecting slightly higher retail propane total margin ($48.4 million) and slightly higher non-propane total margin ($5.0 million). The increase in retail propane total margin reflects the higher retail volumes sold and, to a much lesser extent, slightly higher average retail propane unit margins.

EBITDA and operating income during the 2018 six-month period (which include the effects of the previously mentioned unrealized losses on commodity derivative instruments not associated with current-period transactions and, with respect to EBITDA during the 2017 six-month period, the $55.3 million loss on extinguishments of debt), increased $75.2 million and $17.1 million, respectively. Adjusted EBITDA increased $47.3 million in the 2018 six-month period principally reflecting the effects of the higher adjusted total margin ($53.5 million) and higher other operating income ($9.2 million) partially offset by higher operating and administrative expenses ($15.0 million). The increase in other operating income reflects the absence of an $8.8 million adjustment recorded in the prior-year period to correct previously recorded gains on sales of fixed assets acquired with the Heritage Propane acquisition in 2012. The increase in operating and administrative expenses reflects, among other things, higher total compensation costs ($10.8 million) principally higher labor and incentive compensation costs associated with the increased activity and improved performance, higher vehicle expenses ($5.2 million) and, to a lesser extent, slightly higher bad debt expense partially offset by lower general insurance and self-insured casualty and liability expense. Adjusted operating income increased $44.7 million in the 2018 six-month period reflecting the $47.3 million increase in Adjusted EBITDA partially offset by an increase in depreciation and amortization expense ($3.0 million).

The $41.2 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the $44.7 million increase in adjusted operating income partially offset by a $1.6 million increase in interest expense on higher short-term borrowings, and a $1.6 million increase in income tax expense principally reflecting adjustments to existing deferred income tax assets of our corporate subsidiary resulting from the Tax Cuts and Jobs Act (the “TCJA”) signed into law on December 22, 2017 which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other than this one-time adjustment to the deferred income tax assets of our corporate subsidiary, we do not expect the TCJA to have a material impact on our results.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at March 31, 2018, were $4.7 million compared to cash and cash equivalents at September 30, 2017, of $7.3 million. The Partnership’s debt outstanding at March 31, 2018, totaled $2,726.9 million (including current maturities of long-term debt of $8.4 million and short-term borrowings of $154.5 million under its revolving credit agreement). The Partnership’s debt outstanding at September 30, 2017, totaled $2,712.3 million (including current maturities of long-term debt of $8.4 million and short-term borrowings of $140.0 million under its revolving credit agreement). Total long-term debt outstanding at March 31, 2018, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $11.2 million of HOLP Senior Notes and $15.6 million of other long-term debt, and is net of $29.4 million of unamortized debt issuance costs.

In December 2017, AmeriGas OLP entered into the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a group of banks. The Second Amended Credit Agreement amends and restates a previous credit agreement. The Second Amended Credit Agreement provides for borrowings up to $600 million (including a $150 million sublimit for letters of credit) and expires in December 2022. The Second Amended Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Second Amended Credit Agreement, plus a margin. For additional information regarding the Second Amended Credit Agreement, see Note 5 to the condensed consolidated financial statements.

At March 31, 2018, there were $154.5 million borrowings outstanding under the Second Amended Credit Agreement. Issued and outstanding letters of credit under the Second Amended Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million at March 31, 2018. At March 31, 2018, the Partnership’s available borrowing capacity under the Second Amended Credit Agreement was $378.3 million. The average daily and peak short-term borrowings outstanding under the Second Amended Credit Agreement during the 2018 six-month period were $206.3 million and $349.0 million, respectively. The average daily and peak short-term borrowings outstanding under the previous credit agreement during the 2017 six-month period were $105.0 million and $292.5 million, respectively.

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
Partnership Distributions

On April 23, 2018, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit, equal to an annual rate of $3.80. The distribution is payable on May 18, 2018, to unitholders of record on May 10, 2018. During the six months ended March 31, 2018, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

on all limited partner units at a rate of $0.95 per Common Unit for the quarters ended December 31, 2017, and September 30, 2017, respectively.

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

Cash flow provided by operating activities was $230.4 million in the 2018 six-month period compared to $202.2 million in the 2017 six-month period. Cash flow from operating activities before changes in operating working capital was $426.7 million in the 2018 six-month period compared with $392.8 million in the prior-year period. The higher cash flow from operating activities before changes in operating working capital in the current-year period reflects, in large part, the slightly higher net income (after adjusting net income for the noncash effects of unrealized gains and losses on derivative instruments and the loss on extinguishments of debt in the 2017 six-month period, which is reflected in cash flow from financing activities) and, to a lesser extent, the impact of slightly higher noncash charges for depreciation and amortization. Cash used to fund changes in operating working capital was $196.3 million in the 2018 six-month period compared to $190.6 million in the 2017 six-month period. Higher cash required to fund changes in accounts receivable was partially offset by lower cash required to fund changes in inventory. The greater cash required to fund changes in accounts receivable reflects the impact of the higher propane costs on trade accounts receivable as well as the effects on volumes sold of colder weather late in the 2018 six-month period compared with the prior-year period.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $39.7 million in the 2018 six-month period compared with $52.7 million in the prior-year period. The Partnership spent $47.2 million for property, plant and equipment (comprising $21.6 million of maintenance capital expenditures and $25.6 million of growth capital expenditures) in the 2018 six-month period compared with $53.6 million (comprising $29.4 million of maintenance capital expenditures and $24.2 million of growth capital expenditures) in the 2017 six-month period. Cash flow used in investing activities in the 2017 six-month period reflects $7.3 million compared to no acquisitions during the 2018 six-month period.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash used by financing activities was $193.3 million in the 2018 six-month period compared with cash used of $70.8 million in the prior-year period. Distributions in the 2018 six-month period totaled $201.3 million compared with $197.6 million in the prior-year period principally reflecting the impact of slightly higher quarterly per-unit distribution rates. Cash provided by credit agreement borrowings in the 2018 six-month period totaled $14.5 million compared with cash used for credit agreement repayments of $153.2 million in the prior-year period. The prior-year period credit agreement repayments reflect the use of cash proceeds from the issuance of long-term debt at AmeriGas Partners.
Evaluation of Tradenames and Trademarks

At March 31, 2018, the Partnership’s indefinite-lived tradenames and trademarks, primarily associated with its January 2012 acquisition of Heritage Propane, had a carrying amount of $82.9 million.

During the quarter ended March 31, 2018, the Partnership performed the formal business review of the current and planned use of these indefinite-lived tradenames and trademarks that had been previously disclosed in the Partnership’s Form 10-Q for the quarter ended December 31, 2017. This review included obtaining an understanding of the costs and benefits of continuing to utilize these tradenames and trademarks in the operations of the Partnership’s business. The results from this business review formed the basis for a plan and recommendations to be presented to the Partnership’s senior management for approval and the General Partner’s Board of Directors for endorsement.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

In April 2018, a plan to discontinue the use of these tradenames and trademarks was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved, and the General Partner’s Board of Directors endorsed, a plan to discontinue the use of these tradenames and trademarks expected to occur over a period of approximately four years. As a result, in April 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, the Partnership will adjust the carrying amounts of these tradenames and trademarks to their fair values. During the quarter ending June 30, 2018, we estimate that the Partnership will record a non-cash impairment charge of approximately $70 million related to these tradenames and trademarks. In addition, the Partnership will reclassify the remaining fair value of these tradenames and trademarks of approximately $13 million from indefinite-lived intangible assets to definite-lived intangible assets, and will begin amortizing this fair value over the remaining estimated period of benefit of approximately four years.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2018, was a net gain of $9.4 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $11.1 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2018. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 24, 2018.

10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2018.**

10.3	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2018 - Terms and Conditions.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2018.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2018.

10.6	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 25, 2018.

10.7	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 25, 2018.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 24, 2018.

10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2018.**

10.3	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2018 - Terms and Conditions.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2018.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2018.

10.6	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 25, 2018.

10.7	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 25, 2018.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	May 8, 2018	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	May 8, 2018	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer