Form 10-Q
period 2018-06-30
AMERIGAS PARTNERS LP
filed 2018-08-07
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2018, there were 92,977,072 Common Units of AmeriGas Partners, L.P. outstanding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

- i -

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2018	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,082	$7,316	$4,710
Accounts receivable (less allowances for doubtful accounts of $15,127, $11,820 and $12,801, respectively)	215,424	197,776	205,039
Accounts receivable — related parties	4,036	3,665	3,236
Inventories	116,133	116,679	93,892
Derivative instruments	26,821	30,483	2,080
Prepaid expenses and other current assets	59,725	57,855	52,129
Total current assets	427,221	413,774	361,086
Property, plant and equipment (less accumulated depreciation and amortization of $1,162,119, $1,511,890 and $1,584,416, respectively)	1,158,045	1,206,710	1,231,653
Goodwill	2,006,139	2,002,010	2,002,046
Intangible assets, net	290,023	390,040	399,738
Derivative instruments	2,845	1,320	279
Other assets	42,068	45,407	43,172
Total assets	$3,926,341	$4,059,261	$4,037,974
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$9,176	$8,447	$11,332
Short-term borrowings	177,000	140,000	75,500
Accounts payable — trade	101,182	119,686	89,097
Accounts payable — related parties	241	304	869
Customer deposits and advances	52,191	109,453	69,024
Other current liabilities	189,782	203,642	184,655
Total current liabilities	529,572	581,532	430,477
Long-term debt	2,565,181	2,563,832	2,567,994
Other noncurrent liabilities	128,943	130,826	136,746
Total liabilities	3,223,696	3,276,190	3,135,217
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,977,072, 92,958,586 and 92,958,063, respectively)	654,418	733,104	850,578
General partner	14,001	14,795	15,973
Total AmeriGas Partners, L.P. partners’ capital	668,419	747,899	866,551
Noncontrolling interest	34,226	35,172	36,206
Total partners’ capital	702,645	783,071	902,757
Total liabilities and partners’ capital	$3,926,341	$4,059,261	$4,037,974
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Propane	$461,875	$403,954	$2,141,128	$1,803,816
Other	66,528	63,542	214,903	204,506
	528,403	467,496	2,356,031	2,008,322
Costs and expenses:
Cost of sales — propane (excluding depreciation shown below)	199,652	181,047	1,039,647	762,531
Cost of sales — other (excluding depreciation shown below)	24,492	22,367	64,770	60,276
Operating and administrative expenses	222,358	227,372	704,146	694,180
Impairment of tradenames and trademarks	75,000	—	75,000	—
Depreciation	36,005	35,482	109,400	103,891
Amortization	10,388	10,659	29,568	31,873
Other operating income, net	(5,793)	(8,294)	(17,443)	(10,787)
	562,102	468,633	2,005,088	1,641,964
Operating (loss) income	(33,699)	(1,137)	350,943	366,358
Loss on extinguishments of debt	—	(4,434)	—	(59,729)
Interest expense	(40,449)	(40,577)	(122,021)	(120,596)
(Loss) income before income taxes	(74,148)	(46,148)	228,922	186,033
Income tax expense	(624)	(646)	(3,658)	(2,129)
Net (loss) income including noncontrolling interest	(74,772)	(46,794)	225,264	183,904
Add net loss (deduct net income) attributable to noncontrolling interest	376	42	(3,415)	(3,614)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(74,396)	$(46,752)	$221,849	$180,290

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$10,587	$10,862	$36,208	$34,000
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(84,983)	$(57,614)	$185,641	$146,290
(Loss) income per limited partner unit:
Basic	$(0.91)	$(0.62)	$2.00	$1.56
Diluted	$(0.91)	$(0.62)	$1.99	$1.56
Weighted average limited partner units outstanding (thousands):
Basic	93,042	93,009	93,031	92,993
Diluted	93,042	93,009	93,082	93,045
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$225,264	$183,904
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	138,968	135,764
Provision for uncollectible accounts	11,769	9,667
Changes in unrealized losses gains and losses on derivative instruments	10,138	8,853
Impairment of tradenames and trademarks	75,000	—
Loss on extinguishments of debt	—	59,729
Other, net	(1,846)	16,534
Net change in:
Accounts receivable	(28,987)	(33,942)
Inventories	598	(14,648)
Accounts payable	(18,538)	(3,699)
Other current assets	3,361	(3,272)
Other current liabilities	(71,400)	(70,402)
Net cash provided by operating activities	344,327	288,488
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(72,893)	(74,482)
Proceeds from disposals of assets	10,260	16,252
Acquisitions of businesses, net of cash acquired	(9,382)	(36,824)
Net cash used by investing activities	(72,015)	(95,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(301,980)	(298,232)
Noncontrolling interest activity	(4,361)	(2,396)
Increase (decrease) in short-term borrowings	37,000	(77,700)
Issuances of long-term debt, net of issuance costs	—	1,207,727
Repayments of long-term debt, including redemption premiums	(3,174)	(1,035,430)
Proceeds associated with equity-based compensation plans, net of tax withheld	—	1,465
Capital contributions from General Partner	8	15
Other	(2,039)	—
Net cash used by financing activities	(274,546)	(204,551)
Cash and cash equivalents decrease	$(2,234)	$(11,117)
CASH AND CASH EQUIVALENTS
End of period	$5,082	$4,710
Beginning of period	7,316	15,827
Decrease	$(2,234)	$(11,117)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the nine months ended June 30, 2018:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2017	92,958,586	$733,104	$14,795	$747,899	$35,172	$783,071
Net income including noncontrolling interest		185,641	36,208	221,849	3,415	225,264
Distributions		(264,970)	(37,010)	(301,980)	(4,361)	(306,341)
Unit-based compensation expense		983		983		983
Common Units issued in connection with employee and director plans, net of tax withheld	18,486	(340)	8	(332)		(332)
Balance June 30, 2018	92,977,072	$654,418	$14,001	$668,419	$34,226	$702,645

For the nine months ended June 30, 2017:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2016	92,923,410	$967,073	$17,148	$984,221	$34,988	$1,019,209
Net income including noncontrolling interest		146,290	34,000	180,290	3,614	183,904
Distributions		(263,042)	(35,190)	(298,232)	(3,998)	(302,230)
Unit-based compensation expense		1,013		1,013		1,013
General Partner contribution to AmeriGas Propane, L.P.				—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	34,653	(756)	15	(741)		(741)
Balance June 30, 2017	92,958,063	$850,578	$15,973	$866,551	$36,206	$902,757
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

At June 30, 2018, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represent publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income attributable to AmeriGas Partners, L.P.	$(74,396)	$(46,752)	$221,849	$180,290
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(10,587)	(10,862)	(36,215)	(34,908)
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$(84,983)	$(57,614)	$185,634	$145,382

Weighted average Common Units outstanding — basic (thousands)	93,042	93,009	93,031	92,993
Potentially dilutive Common Units (thousands)	—	—	51	52
Weighted average Common Units outstanding — diluted (thousands)	93,042	93,009	93,082	93,045

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the nine months ended June 30, 2017, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01. There was no dilutive effect based upon the computation of income (loss) per limited partner unit in accordance with the two-class method for the three and nine months ended June 30, 2018 and for the three months ended June 30, 2017.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the normal purchase and normal sale (“NPNS”) exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it qualifies and is designated as a hedge for accounting purposes. Changes in the fair values of these derivative instruments are reflected in “Cost of sales — propane” on the Condensed Consolidated Statements of Operations. Cash flows from derivative instruments are included in cash flows from operating activities.

For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 8.

Intangible Assets. Intangible assets with indefinite lives are not amortized but are tested annually for impairment (and more frequently if indicators of impairment are present) and written down to fair value, if impaired. In April 2018, the Partnership’s senior management approved a plan to discontinue the use of tradenames and trademarks, primarily associated with its January 2012 acquisition of Heritage Propane, over a period of approximately three years. As a result, during the three months ended June 30, 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values. For further information, see Notes 4 and 7.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU, as subsequently updated, amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements.” Among other things, this ASU provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption rather than the earliest period presented in the financial statements. The Partnership currently expects to adopt ASU No. 2016-02, as updated, effective October 1, 2019. The Partnership has not yet selected a transition method and is currently in the process of assessing the impact on its financial statements from the adoption of ASU No. 2016-02 but anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The guidance provided under ASU 2014-09, as amended, supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Partnership for interim and annual periods beginning after December 15, 2017 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 4 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2018	September 30, 2017	June 30, 2017
Goodwill (not subject to amortization)	$2,006,139	$2,002,010	$2,002,046
Intangible assets:
Customer relationships and noncompete agreements	$499,579	$497,385	$536,894
Trademarks and tradenames	7,944	—	—
Accumulated amortization	(217,500)	(190,289)	(220,100)
Intangible assets, net (definite-lived)	290,023	307,096	316,794
Trademarks and tradenames (indefinite-lived)	—	82,944	82,944
Total intangible assets, net	$290,023	$390,040	$399,738

Amortization expense of intangible assets was $10,388 and $9,466 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense of intangible assets was $29,568 and $28,295 for the nine months ended June 30, 2018 and 2017, respectively. No amortization expense is included in cost of sales on the condensed consolidated statements of operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2018 and the next four fiscal years is as follows: remainder of Fiscal 2018 — $10,360; Fiscal 2019 — $40,379; Fiscal 2020 — $39,133; Fiscal 2021 — $35,940; Fiscal 2022 — $32,984.

In April 2018, a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily those associated with the Partnership’s January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. As a result, during the three months ended June 30, 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values of approximately $7,944. During the three months ended June 30, 2018, the Partnership recorded a non-cash impairment charge of $75,000 which amount is reflected in “Impairment of tradenames and trademarks” on the Condensed Consolidated Statements of Operations, and is amortizing the remaining fair value of these tradenames and trademarks of $7,944 over their estimated period of benefit of three years. See Note 7 for further information on the determination of fair values for the affected tradenames and trademarks.

Note 5 — Debt

In December 2017, AmeriGas OLP entered into the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a group of banks. The Second Amended Credit Agreement amends and restates a previous credit agreement. The Second Amended Credit Agreement provides for borrowings up to $600,000 (including a $150,000 sublimit for letters of credit) and expires in December 2022. The Second Amended Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Second Amended Credit Agreement, plus a margin. The applicable margin on base rate borrowings ranges from 0.50% to 1.75%, and the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.75%. The aforementioned margins on borrowings are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the Second Amended Credit Agreement).

During the three and nine months ended June 30, 2017, the Partnership recognized losses of $4,434 and $59,729, respectively, in connection with early repayments of its 7.00% Senior Notes. These losses are reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Operations.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 6 — Commitments and Contingencies

Contingencies

Saranac Lake Environmental Matter. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that the DEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by the DEC disclosed contamination related to a former manufactured gas plant (“MGP”). At that time, AmeriGas OLP reviewed the study and researched the history of the site, including the extent of AmeriGas OLP’s ownership. In its written response to the DEC in early 2009, AmeriGas OLP disputed DEC’s contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site. The DEC did not respond to the 2009 communication. In March 2017, the DEC communicated to AmeriGas OLP that the DEC had previously issued three Records of Decision (“RODs”) related to remediation of the site and requested additional information regarding AmeriGas OLP’s purported ownership.  The selected remedies identified in the RODs total approximately $27,700. AmeriGas OLP responded to the DEC’s March 2017 request for ownership information, renewing its challenge to designation as a PRP and identifying potential defenses. In October 2017, the DEC identified a third party PRP with respect to the site.  The DEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information, the Partnership accrued an environmental remediation liability of $7,545 related to the site during the third quarter of Fiscal 2017. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

Purported Class Action Lawsuits. Between May and October of 2014, purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade their common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.

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

In July 2015, the District Court also dismissed all claims brought by the indirect customers other than claims for injunctive relief.  The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law.  In September 2016, the District Court dismissed the amended complaint in its entirety.  The indirect customers appealed this decision to the Eighth Circuit.  On July 21, 2016, several new indirect customer plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect customer class action lawsuit was dismissed in September 2016 and certain indirect customer plaintiffs appealed the decision, consolidating their appeal with the indirect customer appeal then pending in the Eighth Circuit. In June 2018, the Eighth Circuit issued its decision affirming the District Court’s decision dismissing the federal antitrust claims, and remanded the case back to the District Court for further proceedings related to the state law claims.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements - Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of June 30, 2018, September 30, 2017 and June 30, 2017:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2018:
Assets:
Commodity contracts	$—	$30,086	$—	$30,086
Liabilities:
Commodity contracts	$—	$(420)	$—	$(420)
September 30, 2017:
Assets:
Commodity contracts	$—	$40,714	$—	$40,714
Liabilities:
Commodity contracts	$—	$(920)	$—	$(920)
June 30, 2017:
Assets:
Commodity contracts	$—	$6,369	$—	$6,369
Liabilities:
Commodity contracts	$—	$(6,481)	$—	$(6,481)

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

Nonrecurring Fair Value Measurements

As discussed in Note 4, in April 2018, the Partnership’s senior management approved a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily those associated with the Partnership’s January 2012 acquisition of Heritage Propane. This action required the Partnership to remeasure the fair values of these tradenames and trademarks based upon their remaining period of benefit. The Partnership used the relief from royalty method to estimate the fair values of the tradenames and trademarks, which method estimates our theoretical royalty savings from ownership of the tradenames and trademarks. Key assumptions used in this method include discount rates, royalty rates, growth rates and sales projections. These assumptions reflect current economic conditions, management expectations and projected future cash flows expected to be generated from these tradenames and trademarks. The Partnership has determined that the lowest level of the input that is significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy. As of the April 2018 measurement date, these tradenames and trademarks had an estimated fair value of $7,944.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at June 30, 2018, September 30, 2017 and June 30, 2017 were as follows:

	June 30, 2018	September 30, 2017	June 30, 2017
Carrying amount	$2,602,827	$2,603,610	$2,611,981
Estimated fair value	$2,519,411	$2,699,428	$2,667,681

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership uses over-the-counter price swap and option contracts to reduce propane price volatility associated with a portion of forecasted propane purchases. The Partnership, from time to time, enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At June 30, 2018, September 30, 2017 and June 30, 2017, total volumes associated with propane commodity derivatives totaled 226.6 million gallons, 213.6 million gallons and 213.8 million gallons, respectively. At June 30, 2018, the maximum period over which we are economically hedging propane market price risk is 23 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2018. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of June 30, 2018, September 30, 2017 and June 30, 2017:

	June 30, 2018	September 30, 2017	June 30, 2017
Derivative assets not designated as hedging instruments:
Commodity contracts	$30,086	$40,714	$6,369
Total derivative assets — gross	30,086	40,714	6,369
Gross amounts offset in the balance sheet	(420)	(920)	(4,010)
Cash collateral received	—	(7,991)	—
Total derivative assets — net	$29,666	$31,803	$2,359

Derivative liabilities not designated as hedging instruments:
Commodity contracts	$(420)	$(920)	$(6,481)
Total derivative liabilities — gross	(420)	(920)	(6,481)
Gross amounts offset in the balance sheet	420	920	4,010
Total derivative liabilities — net (a)	$—	$—	$(2,471)

(a)	Derivative liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 30, 2018 and 2017:

	Gain/(Loss) Recognized in Income		Location of Gain/(Loss) Recognized in Income
Three Months Ended June 30,	2018	2017
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$28,545	$(2,744)	Cost of sales — propane

	Gain Recognized in Income		Location of Gain Recognized in Income
Nine Months Ended June 30,	2018	2017
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$30,544	$18,650	Cost of sales — propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $134,986 and $131,501 for the three months ended June 30, 2018 and 2017, respectively, and $439,386 and $428,919 for the nine months ended June 30, 2018 and 2017, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $4,979 and $4,173 for the three months ended June 30, 2018 and 2017, respectively, and $12,997 and $13,554 for the nine months ended June 30, 2018 and 2017, respectively. In addition, UGI and certain of its subsidiaries provide office space and stop loss medical coverage to the Partnership. The costs incurred related to these items during the three and nine months ended June 30, 2018 and 2017, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on the market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services during the three and nine months ended June 30, 2018 and 2017, were not material.

In addition, the AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during the three and nine months ended June 30, 2018 and 2017 were not material.

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
In consideration for any capital contributions pursuant to the Commitment Agreement, AmeriGas Partners will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in AmeriGas Partners (“Class B Units”). The Class B Units will be issued at a price per unit equal to the 20-day volume-weighted average price of AmeriGas Partners Common Units prior to the date of the Partnership’s related capital call. The Class B Units will be entitled to cumulative quarterly distributions at a rate equal to the annualized Common Unit yield at the time of the applicable capital call, plus 130 basis points. The Partnership may choose to make the distributions in cash or in kind in the form of additional Class B Units. While outstanding, the Class B Units will not be subject to any incentive distributions from the Partnership.
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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Partnership’s results of operations for the three months ended June 30, 2018 (“2018 three-month period”) with the three months ended June 30, 2017 (“2017 three-month period”) and the nine months ended June 30, 2018 (“2018 nine-month period”) with the nine months ended June 30, 2017 (“2017 nine-month period”).
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

Executive Overview

Three Months Ended June 30, 2018

We recorded GAAP net loss attributable to AmeriGas Partners for the 2018 three-month period of $74.4 million compared to GAAP net loss attributable to AmeriGas Partners for the 2017 three-month period of $46.8 million. GAAP net loss in the 2018 three-month period reflects the effects of (1) a $75.0 million non-cash impairment charge related to the planned discontinuance of Heritage tradenames and trademarks and (2) $20.3 million of unrealized gains on commodity derivative instruments not associated with current-period transactions. GAAP net loss in the 2017 three-month period reflects the effects of (1) $6.0 million of unrealized losses on commodity derivative instruments not associated with current-period transactions; (2) a $4.4 million loss on early extinguishments of debt; and (3) a $7.5 million environmental accrual associated with a former manufactured gas plant (“MGP”).

In April 2018, a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily associated with the Partnership’s January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. In accordance with GAAP, during the three months ended June 30, 2018, the Partnership recorded a non-cash impairment charge of $75.0 million which amount is reflected in “Impairment of tradenames and trademarks” on the Condensed Consolidated Statements of Operations (see Note 4 to condensed consolidated financial statements).

Adjusted net loss attributable to AmeriGas Partners for the 2018 three-month period was $20.2 million compared with adjusted net loss attributable to AmeriGas Partners for the 2017 three-month period of $28.9 million. The decrease in adjusted net loss principally reflects the impact of higher adjusted total margin in the 2018 three-month period. The higher adjusted total margin reflects a 3.6% increase in retail volumes sold due to temperatures based upon heating degree days that were 9.6% colder than normal and 21.3% colder than the prior-year three-month period. In particular, temperatures in April 2018 were nearly 36% colder than normal compared to temperatures in April 2017 which were 14% warmer than normal. The benefits from the colder April weather were tempered by weather in May that was significantly warmer than normal and warmer than the prior year.

Nine Months Ended June 30, 2018

We recorded GAAP net income attributable to AmeriGas Partners for the 2018 nine-month period of $221.8 million compared to GAAP net income attributable to AmeriGas Partners for the 2017 nine-month period of $180.3 million. GAAP net income in the 2018 nine-month period reflects the effects of (1) the previously mentioned $75.0 million impairment charge related to the decision to discontinue the use of tradenames and trademarks and (2) $10.1 million of unrealized losses on commodity derivative instruments not associated with current-period transactions. GAAP net income in the 2017 nine-month period reflects the effects of (1) $8.9 million of unrealized losses on commodity derivative instruments not associated with current-period transactions; (2) $59.7 million of losses on early extinguishments of debt; and (3) the previously mentioned $7.5 million environmental accrual. Net income attributable to AmeriGas Propane for the 2017 nine-month period was reduced also by the impact of net adjustments of $7.7 million to correct previously recorded gains on sales of fixed assets ($8.8 million) and to decrease depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012.

Adjusted net income attributable to AmeriGas Partners for the 2018 nine-month period was $306.1 million compared with adjusted net income attributable to AmeriGas Partners for the 2017 nine-month period of $256.3 million. The $49.8 million increase in adjusted net income attributable to AmeriGas Partners reflects a $67.4 million increase in adjusted total margin on higher retail volumes sold and the absence of the previously mentioned $7.7 million of net adjustments recorded in the prior-year period to correct previously recorded gains on sales of fixed assets and associated depreciation. These increases in adjusted net income were partially offset by, among other things, higher operating and administrative expenses. Average temperatures based upon heating degree days in our service territories were approximately normal during the 2018 nine-month period compared with average temperatures during the prior-year period that were 11.5% warmer than normal.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

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

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

(Dollars in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Adjusted total margin:
Total revenues	$528.4	$467.5	$2,356.0	$2,008.3
Cost of sales — propane	(199.7)	(181.0)	(1,039.6)	(762.5)
Cost of sales — other (a)	(24.4)	(22.4)	(64.8)	(60.3)
Total margin	304.3	264.1	1,251.6	1,185.5
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions (a)	(20.3)	5.9	10.2	8.9
Adjusted total margin	$284.0	$270.0	$1,261.8	$1,194.4

Adjusted operating income:
Operating (loss) income	$(33.7)	$(1.1)	$350.9	$366.4
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(20.3)	6.0	10.1	8.9
Impairment of Heritage tradenames and trademarks	75.0	—	75.0	—
MGP environmental accrual	—	7.5	—	7.5
Adjusted operating income	$21.0	$12.4	$436.0	$382.8

Adjusted net income (loss) attributable to AmeriGas Partners:
Net (loss) income attributable to AmeriGas Partners	$(74.4)	$(46.8)	$221.8	$180.3
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(20.3)	6.0	10.1	8.9
Loss on extinguishments of debt	—	4.4	—	59.7
Impairment of Heritage tradenames and trademarks	75.0	—	75.0	—
MGP environmental accrual	—	7.5	—	7.5
Noncontrolling interest in net gains and losses on commodity derivative instruments, impairment of Heritage tradenames and trademarks and MGP accrual (a)	(0.5)	—	(0.8)	(0.1)
Adjusted net (loss) income attributable to AmeriGas Partners	$(20.2)	$(28.9)	$306.1	$256.3

EBITDA and Adjusted EBITDA:
Net (loss) income attributable to AmeriGas Partners	$(74.4)	$(46.8)	$221.8	$180.3
Income tax expense (a)	0.7	0.6	3.7	2.1
Interest expense	40.4	40.6	122.0	120.6
Depreciation	36.0	35.5	109.4	103.9
Amortization	10.4	10.7	29.6	31.9
EBITDA	13.1	40.6	486.5	438.8
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(20.3)	6.0	10.1	8.9
Loss on extinguishments of debt	—	4.4	—	59.7
MGP environmental accrual	—	7.5	—	7.5
Impairment of Heritage tradenames and trademarks	75.0	—	75.0	—
Noncontrolling interest in net gains and losses on commodity derivative instruments, impairment of Heritage tradenames and trademarks and MGP accrual (a)	(0.6)	(0.1)	(0.8)	(0.2)
Adjusted EBITDA	$67.2	$58.4	$570.8	$514.7

(a)	Includes the impact of rounding.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

2018 three-month period compared with 2017 three-month period

Three Months Ended June 30,	2018	2017	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	202.0	195.0	7.0	3.6%
Wholesale	12.1	9.0	3.1	34.4%
	214.1	204.0	10.1	5.0%
Revenues:
Retail propane	$450.5	$396.9	53.6	13.5%
Wholesale propane	11.4	7.0	4.4	62.9%
Other	66.5	63.6	2.9	4.6%
	$528.4	$467.5	$60.9	13.0%
Total margin (a)(b)	$304.3	$264.1	$40.2	15.2%
Operating and administrative expenses (c)	$222.4	$227.4	$(5.0)	(2.2)%
Impairment of Heritage tradenames and trademarks (d)	$75.0	$—	$75.0	N.M.
Operating loss (b)	$(33.7)	$(1.1)	$32.6	N.M.
Net loss attributable to AmeriGas Partners (b)(f)	$(74.4)	$(46.8)	$27.6	59.0%
Non-GAAP financial measures (e):
Adjusted total margin	$284.0	$270.0	$14.0	5.2%
EBITDA (b)	$13.1	$40.6	$(27.5)	(67.7)%
Adjusted EBITDA	$67.2	$58.4	$8.8	15.1%
Adjusted operating income	$21.0	$12.4	$8.6	69.4%
Adjusted net loss attributable to AmeriGas Partners	$(20.2)	$(28.9)	$(8.7)	(30.1)%
Heating degree days — % colder (warmer) than normal (g)	9.6%	(9.6)%	—	—

(a)	Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.”

(b)
Total margin, EBITDA, operating loss and net loss attributable to AmeriGas Partners for the 2018 and 2017 three-month periods include the impact of net unrealized gains (losses) of $20.3 million and $(6.0) million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)
Operating and administrative expenses in the 2017 three-month period include a $7.5 million environmental accrual associated with the site of a former manufactured gas plant (“MGP”) obtained in a prior year acquisition.

(d)
The 2018 three-month period includes the impact of a $75.0 million impairment charge associated with the plan to discontinue the use of Heritage tradenames and trademarks (see Note 4 to condensed consolidated financial statements).

(e)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(f)	The three months ended June 30, 2017, includes the impact of a $4.4 million loss on extinguishment of debt (see Note 5 to condensed consolidated financial statements).

(g)
Deviation from average heating degree days for the 15-year period 2002 - 2016 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

N.M. - Variance is not meaningful.

The Partnership’s retail gallons sold during the 2018 three-month period increased 3.6% compared with the prior-year period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 9.6% colder than normal and 21.3% colder than the prior-year period. The colder average weather during the 2018 three-month period resulted from average temperatures during April 2018 that were nearly 36% colder than normal compared to average temperatures during April 2017 that were approximately 14% warmer than normal. The benefits from the colder April weather were tempered by significantly warmer temperatures during May.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

Retail propane revenues increased $53.6 million during the 2018 three-month period reflecting the effects of higher average retail selling prices ($39.2 million) and the higher retail volumes sold ($14.4 million). Wholesale propane revenues increased $4.4 million reflecting higher wholesale volumes sold ($2.4 million) and the effects of higher average wholesale selling prices ($2.0 million). Average daily wholesale propane commodity prices during the 2018 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were nearly 40% higher than such prices during the 2017 three-month period. Other revenues in the 2018 three-month period were $2.9 million higher than in the prior-year period principally reflecting higher service and ancillary revenues.

Total cost of sales during the 2018 three-month period increased $20.7 million from the prior-year period. Cost of sales in the 2018 and 2017 three-month periods includes gains (losses) of $20.3 million and $(6.0) million on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net gains and losses on derivative commodity instruments, total cost of sales increased $47.0 million principally reflecting the effects of higher Partnership average propane product costs ($36.6 million) and the higher propane volumes sold ($8.4 million).

Total margin (which includes gains (losses) of $20.3 million and $(6.0) million on commodity derivative instruments not associated with current-period transactions in the 2018 and 2017 three-month periods, respectively) increased $40.2 million. Adjusted total margin increased $14.0 million in the 2018 three-month period principally reflecting higher retail propane total margin. The increase in retail propane total margin principally reflects the higher retail volumes sold as a result of the colder early spring weather and slightly higher retail propane unit margins.

EBITDA and operating loss (both of which include the effects of the previously mentioned unrealized gains and losses on commodity derivative instruments not associated with current period transactions, the impairment charge associated with the plan to discontinue the use of Heritage tradenames and trademarks, the environmental accrual in the 2017 three-month period and, with respect to EBITDA, the loss on extinguishments of debt), (decreased) increased by $(27.5) million and $32.6 million, respectively. Adjusted EBITDA increased $8.8 million in the 2018 three-month period principally reflecting the effects of the higher adjusted total margin ($14.0 million) partially offset by lower gains on sales of assets ($3.1 million) and a $2.5 million increase in Partnership operating and administrative expenses excluding the effects of the $7.5 million MGP accrual in the prior-year period. Operating and administrative expenses were slightly higher reflecting, among other things, higher total compensation and benefits ($5.2 million) and higher vehicle expenses ($3.5 million) offset by lower general insurance and self-insured casualty and liability expense principally reflecting the absence of a settlement with an insurance carrier recorded in the prior-year period. Adjusted operating income increased $8.6 million in the 2018 three-month period principally reflecting the $8.8 million increase in Adjusted EBITDA. The $8.7 million decrease in adjusted net loss attributable to AmeriGas Partners principally reflects the $8.6 million increase in adjusted operating income.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

2018 nine-month period compared with the 2017 nine-month period

Nine Months Ended June 30,	2018	2017	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	905.5	863.4	42.1	4.9%
Wholesale	49.1	38.5	10.6	27.5%
	954.6	901.9	52.7	5.8%
Revenues:
Retail propane	$2,089.7	$1,772.3	$317.4	17.9%
Wholesale propane	51.5	31.5	20.0	63.5%
Other	214.8	204.5	10.3	5.0%
	$2,356.0	$2,008.3	$347.7	17.3%
Total margin (a)(b)	$1,251.6	$1,185.5	$66.1	5.6%
Operating and administrative expenses (c)	$704.1	$694.2	$9.9	1.4%
Impairment of Heritage tradenames and trademarks (d)	$75.0	$—	$75.0	N.M.
Operating income (b)(f)	$350.9	$366.4	$(15.5)	(4.2)%
Net income attributable to AmeriGas Partners (b)(f)(g)	$221.8	$180.3	$41.5	23.0%
Non-GAAP financial measures (e):
Adjusted total margin	$1,261.8	$1,194.4	$67.4	5.6%
EBITDA (b)(f)	$486.5	$438.8	$47.7	10.9%
Adjusted EBITDA (f)	$570.8	$514.7	$56.1	10.9%
Adjusted operating income (f)	$436.0	$382.8	$53.2	13.9%
Adjusted net income attributable to AmeriGas Partners (f)	$306.1	$256.3	$49.8	19.4%
Heating degree days — % colder (warmer) than normal (h)	0.4%	(11.5)%	—	—

(a)	Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.”

(b)
Total margin, operating income, net income attributable to AmeriGas Partners and EBITDA for the 2018 and 2017 nine-month periods include the impact of net unrealized losses of $10.1 million and $8.9 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(c)	Operating and administrative expenses in the 2017 nine-month period include a $7.5 million environmental accrual associated with the site of a former MGP obtained in a prior year acquisition.

(d)
The 2018 nine-month period includes the impact of a $75.0 million impairment charge associated with the plan to discontinue the use of Heritage tradenames and trademarks (see Note 4 to condensed consolidated financial statements).

(e)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(f)
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

(g)	The nine months ended June 30, 2017, include losses on extinguishments of debt of $59.7 million.

(h)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

N.M. - Variance is not meaningful.

The Partnership’s retail gallons sold during the 2018 nine-month period were 4.9% higher than in the prior-year period. Average temperatures based upon heating degree days during the 2018 nine-month period were 0.4% colder than normal and 13.5% colder than the prior-year period.

Retail propane revenues increased $317.4 million during the 2018 nine-month period reflecting the effects of higher average retail selling prices ($231.0 million) and higher retail volumes sold ($86.4 million). Wholesale propane revenues increased $20.0 million

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

reflecting the effects of higher average wholesale selling prices ($11.3 million) and higher wholesale volumes sold ($8.7 million). Average daily wholesale propane commodity prices during the 2018 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were nearly 40% higher than such prices during the 2017 nine-month period. Other revenues in the 2018 nine-month period were slightly higher than in the prior-year period principally reflecting higher service and ancillary revenues.

Total cost of sales during the 2018 nine-month period increased $281.6 million from the prior-year period. Cost of sales in the 2018 and 2017 nine-month periods include $10.1 million and $8.9 million of losses on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of the net losses on derivative commodity instruments, total cost of sales increased $280.3 million principally reflecting the effects on propane cost of sales of higher average total propane product costs ($232.3 million) and, to a much lesser extent, the effects of the higher retail and wholesale propane volumes sold ($43.5 million).

Total margin (which includes $10.1 million and $8.9 million of losses on commodity derivative instruments not associated with current-period transactions in the 2018 and 2017 nine-month periods, respectively) increased $66.1 million during the nine-months ended June 30, 2018. Adjusted total margin increased $67.4 million principally reflecting slightly higher retail propane total margin ($61.6 million) and slightly higher non-propane total margin ($5.8 million). The increase in retail propane total margin reflects the higher retail volumes sold and, to a much lesser extent, slightly higher average retail propane unit margins.

EBITDA and operating income (both of which include the effects of the previously mentioned unrealized losses on commodity derivative instruments, the impairment charge associated with the plan to discontinue the use of Heritage tradenames and trademarks, and the environmental accrual in the 2017 nine-month period and, with respect to EBITDA, the loss on extinguishments of debt), increased (decreased) $47.7 million and $(15.5) million, respectively. Adjusted EBITDA increased $56.1 million in the 2018 nine-month period principally reflecting the effects of the higher adjusted total margin ($67.4 million) and higher other operating income ($6.7 million) partially offset by a $17.4 million increase in operating and administrative expenses excluding the effects of the $7.5 million MGP accrual in the prior-year period. The increase in other operating income principally reflects the absence of an $8.8 million adjustment recorded in the prior-year period to correct previously recorded gains on sales of fixed assets acquired with the Heritage Propane acquisition in 2012. The increase in operating and administrative expenses reflects, among other things, higher total compensation and benefits cost ($15.6 million), principally higher labor, overtime and incentive compensation costs associated with the increased activity and improved performance; higher vehicle expenses ($8.7 million); and higher outside services expense ($5.9 million). These increases in operating expenses were partially offset by lower general insurance and self-insured casualty and liability expense. Adjusted operating income increased $53.2 million in the 2018 nine-month period reflecting the $56.1 million increase in Adjusted EBITDA partially offset by higher depreciation and amortization expense ($3.2 million).

The $49.8 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the $53.2 million increase in adjusted operating income partially offset by slightly higher interest expense on higher short-term borrowings, and a $1.5 million increase in income taxes. The increase in income taxes principally reflects adjustments to existing deferred income tax assets of our corporate subsidiary resulting from the Tax Cuts and Jobs Act (the “TCJA”) signed into law on December 22, 2017 which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other than this one-time adjustment to the deferred income tax assets of our corporate subsidiary, we do not expect the TCJA to have a material impact on our results.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at June 30, 2018, were $5.1 million compared to cash and cash equivalents at September 30, 2017, of $7.3 million. The Partnership’s debt outstanding at June 30, 2018, totaled $2,751.4 million (including current maturities of long-term debt of $9.2 million and short-term borrowings of $177.0 million under its revolving credit agreement). The Partnership’s debt outstanding at September 30, 2017, totaled $2,712.3 million (including current maturities of long-term debt of $8.4 million and short-term borrowings of $140.0 million under its revolving credit agreement). Total long-term debt outstanding at June 30, 2018, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $11.2 million of HOLP Senior Notes and $16.6 million of other long-term debt, and is net of $28.5 million of unamortized debt issuance costs.

In December 2017, AmeriGas OLP entered into the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a group of banks. The Second Amended Credit Agreement amends and restates a previous credit agreement. The Second Amended Credit Agreement provides for borrowings up to $600 million (including a $150 million sublimit for letters of credit) and expires in December 2022. The Second Amended Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the Second Amended Credit Agreement, plus a margin. The applicable margin on base rate borrowings ranges from 0.50% to 1.75%, and the applicable margin on Eurodollar

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

Rate borrowings ranges from 1.50% to 2.75%. For additional information regarding the Second Amended Credit Agreement, see Note 5 to the condensed consolidated financial statements.

At June 30, 2018, there were $177.0 million borrowings outstanding under the Second Amended Credit Agreement. Issued and outstanding letters of credit under the Second Amended Credit Agreement, which reduce the amounts available for borrowings, totaled $67.2 million at June 30, 2018. At June 30, 2018, the Partnership’s available borrowing capacity under the Second Amended Credit Agreement was $355.8 million. The average daily and peak short-term borrowings outstanding under the Second Amended Credit Agreement during the 2018 nine-month period were $186.3 million and $349.0 million, respectively. The average daily and peak short-term borrowings outstanding under the previous credit agreement during the 2017 nine-month period were $83.0 million and $292.5 million, respectively.

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
Partnership Distributions

On July 23, 2018, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit, equal to an annual rate of $3.80. The distribution is payable on August 17, 2018, to unitholders of record on August 10, 2018. During the nine months ended June 30, 2018, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.95 per Common Unit for the quarters ended March 31, 2018, December 31, 2017, and September 30, 2017.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

Cash flow provided by operating activities was $344.3 million in the 2018 nine-month period compared to $288.5 million in the 2017 nine-month period. Cash flow from operating activities before changes in operating working capital was $459.3 million in the 2018 nine-month period compared with $414.5 million in the prior-year period. The higher cash flow from operating activities before changes in operating working capital in the current-year period reflects, in large part, the higher net income (after adjusting net income for the noncash effects of the impairment of tradenames and trademarks, the unrealized gains and losses on derivative instruments and the loss on extinguishments of debt in the 2017 nine-month period, which is reflected in cash flow from financing activities) and, to a lesser extent, the impact of slightly higher noncash charges for depreciation and amortization. Cash used to fund changes in operating working capital was $115.0 million in the 2018 nine-month period, comparable to the $126.0 million of cash flow used to fund changes in working capital in the 2017 nine-month period.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $72.0 million in the 2018 nine-month period compared with $95.1 million in the prior-year period. The Partnership spent $72.9 million for property, plant and equipment (comprising $35.3 million of maintenance capital expenditures and $37.6 million of growth capital expenditures) in the 2018 nine-month period compared with $74.5 million (comprising $39.9 million of maintenance capital expenditures and $34.6 million of growth capital expenditures) in the 2017 nine-month period. Net cash used in investing activities in the 2018 nine-month period and the 2017 nine-month period includes $9.4 million and $36.8 million, respectively, of cash used for acquisitions.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash used by financing activities was $274.5 million in the 2018 nine-month period compared with cash used of $204.6 million in the prior-year period. Distributions in the 2018 nine-month period totaled $302.0 million compared with $298.2 million in the prior-year period. Cash provided by credit agreement borrowings in the 2018 nine-month period totaled $37.0 million compared with cash used for credit agreement repayments of $77.7 million in the prior-year period. During the prior-year nine-month period, the Partnership repaid its 7.00% Senior Notes having an aggregate principal balance of $980.8 million, plus accrued and unpaid interest and early redemption premiums, with proceeds from the issuance of $1.225 billion face amount of AmeriGas Partners Senior Notes. The prior-year credit agreement repayments reflect the use of excess cash proceeds from the issuance of the AmeriGas Partners Senior Notes.
Impairment of Tradenames and Trademarks

In April 2018, a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily those associated with the Partnership’s January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. As a result, during the three months ended June 30, 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values of approximately $7.9 million. During the three months ended June 30, 2018, the Partnership recorded a non-cash impairment charge of $75.0 million which amount is reflected in “Impairment of tradenames and trademarks” on the Condensed Consolidated Statements of Operations. For further information, see Notes 4 and 7 to condensed consolidated financial statements.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2018, was a net gain of $29.7 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $19.4 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2018. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 7, 2018	By:	/s/ Hugh J. Gallagher
Hugh J. Gallagher
Vice President - Finance and Chief Financial Officer

Date:	August 7, 2018	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer