Form 10-K
period 2018-09-30
AMERIGAS PARTNERS LP
filed 2018-11-20
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of AmeriGas Partners, L.P. Common Units held by non-affiliates of AmeriGas Partners, L.P. on March 31, 2018 was approximately $2,760,131,827. At November 13, 2018, there were outstanding 92,977,072 Common Units representing limited partner interests.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters and other catastrophic events that may result from operating hazards and risks incidental to transporting, storing and distributing propane and butane; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; (17) the availability, timing, and success of our acquisitions and investments to grow our business; and (18) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack.

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
General
AmeriGas Partners, L.P. is a publicly traded limited partnership formed under Delaware law on November 2, 1994. We are the largest retail propane distributor in the United States based on the volume of propane gallons distributed annually. The Partnership serves over 1.7 million residential, commercial, industrial, agricultural, wholesale and motor fuel customers in all 50 states from approximately 1,900 propane distribution locations.
We are a holding company and we conduct our business principally through our subsidiary, AmeriGas Propane, L.P. (“AmeriGas OLP”), a Delaware limited partnership. AmeriGas OLP is referred to herein as “the Operating Partnership.” Our common units (“Common Units”), which represent limited partner interests, are traded on the New York Stock Exchange under the symbol “APU.” Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this Report, the terms “Partnership” and “AmeriGas Partners,” as well as the terms “our,” “we,” and “its,” are used sometimes as abbreviated references to AmeriGas Partners, L.P. itself or collectively, AmeriGas Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The terms “Fiscal 2018,” “Fiscal 2017,” and “Fiscal 2016” refer to the fiscal years ended September 30, 2018, September 30, 2017, and September 30, 2016, respectively.
AmeriGas Propane, Inc. is our general partner (the “General Partner”) and is responsible for managing our operations. The General Partner is a wholly owned subsidiary of UGI Corporation (“UGI”), a publicly traded company listed on the New York Stock Exchange. The General Partner has an approximate 26% effective ownership interest in the Partnership.

Business Strategy

Our strategy is to grow by (i) developing internal sales and marketing programs to improve customer service and attract and retain customers, (ii) leveraging our scale and driving productivity through the development of technology, and (iii) pursuing opportunistic acquisitions. We regularly consider and evaluate opportunities for growth through the acquisition of local, regional, and national propane distributors. We compete for acquisitions with others engaged in the propane distribution business. During Fiscal 2018, we completed the acquisition of two propane distribution businesses. We expect that internal growth will be provided in part from the continued expansion of our AmeriGas Cylinder Exchange (“ACE”) program, through which consumers can purchase propane cylinders or exchange propane cylinders at various retail locations, and our National Accounts program, through which we encourage multi-location propane users to enter into a supply agreement with us rather than with multiple suppliers. During Fiscal 2018, we continued to make significant investments in technology to reduce operational costs while improving our customers’ experience. For example, (i) following the successful implementation of the AmeriMobile distribution platform to all district locations to more efficiently deploy our drivers in making deliveries to customers, we began to roll out the platform to our service technicians for service scheduling, job routing, and billing, and (ii) we continue to promote a customer service culture through enhancements to our on-line customer experience, enabling customers to transact with us after hours, to sign up as a new customer and to seek customer support through live on-line chat.

General Partner Information

The Partnership’s website can be found at www.amerigas.com. Information on our website is not intended to be incorporated into this Report. The Partnership makes available free of charge at this website (under the tab “Investor Relations,” caption “SEC Filings”) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The General Partner’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation/Pension Committees of the Board of Directors of the General Partner are also available on the Partnership’s website (under the tab “Investor Relations, About AmeriGas, Corporate Governance”). All of these documents are also available free of charge by writing to Treasurer, AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482.
Products, Services and Marketing

The Partnership serves over 1.7 million customers in all 50 states from approximately 1,900 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems and propane-powered generators. Typically, the Partnership’s propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier throughout the continental U.S.

The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over 1.1 billion gallons of propane in Fiscal 2018. Approximately 95% of the Partnership’s Fiscal 2018 sales (based on gallons sold) were to retail accounts and approximately 5% were to wholesale and supply customers. Sales to residential customers in Fiscal 2018 represented approximately 36% of retail gallons sold; commercial/industrial customers 38%; motor fuel customers 18%; and agricultural customers 4%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2018 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.

The Partnership continues to expand its ACE program. At September 30, 2018, ACE cylinders were available at over 59,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, in Fiscal 2018, the ACE program continued to roll-out its 24/7 automated self-serve vending machines, enabling customers to purchase and exchange ACE cylinders at various retail locations at any time of day. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.

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
Propane Supply and Storage

The United States propane market has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. Volatility in the U.S. propane market stabilized in Fiscal 2017, following record high levels reached in Fiscal 2016 and the fiscal year ended September 30, 2015, and the propane industry continued to experience normal inventory levels in Fiscal 2018. The availability and pricing of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of exported supply and, to a much lesser extent, imported supply. In recent years, there has been an increase in overseas demand for U.S. propane exports as the U.S. continues to have low cost reliable sources of propane. We utilized our extensive distribution and logistics channels to minimize disruption to our customers due to supply chain interruptions resulting from severe cold weather events in January 2018 as well as the delay of critical supply imports into the New England area.

During Fiscal 2018, approximately 98% of the Partnership’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2019. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Plains Marketing, L.P. supplied approximately 18% of the Partnership’s Fiscal 2018 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2018. In certain geographic areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.

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

Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

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
Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is generally more expensive than propane on a British thermal unit (“Btu”) equivalent basis, but the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane but is currently more expensive than propane as well as a less environmentally attractive energy source. Historically, however, fuel oil has been less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.
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

In Fiscal 2018, the Partnership’s retail propane sales totaled more than 1.0 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2016 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 8.2 billion gallons. Based on LP-GAS magazine rankings, 2016 sales volume of the ten largest propane distribution companies (including AmeriGas Partners) represented approximately 36% of domestic retail sales.
Trade Names, Trade and Service Marks
The Partnership markets propane and other services principally under the “AmeriGas®,” “America’s Propane Company®,” “Driving Every DaySM” “Heritage Propane®,” and “Relationships Matter®,” trade names and related service marks. The Partnership also markets propane under various other trade names throughout the United States. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (except its licenses with permitted transferees and on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership for cause. If the General Partner ceases to serve as the general partner of the Partnership other than for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to AmeriGas Propane, L.P. equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to AmeriGas Propane, L.P. UGI and the General Partner each also have the right to terminate its respective license agreement in order to settle any claim of infringement, unfair competition or similar claim or if the agreement has been materially breached without appropriate cure.
Seasonality

Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2018, approximately 65% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

Environmental

Generally, the applicable environmental laws impose limitations on the discharge of pollutants, establish standards for the handling of solid and hazardous substances, and require the investigation and cleanup of environmental contamination. These laws include, among others, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund Law”), the Clean Air Act, the Clean Water Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right-to-Know Act, comparable state statutes and any applicable amendments. The Partnership incurs expenses associated with compliance with its obligations under federal and state environmental laws and regulations, and we believe that the Partnership is in material compliance with all of its obligations. The Partnership maintains various permits that are necessary to operate its facilities, some of which may be material to its operations. The Partnership continually monitors its operations with respect to potential environmental issues, including changes in legal requirements.

The Partnership is investigating and remediating contamination at a number of present and former operating sites in the United States, including sites where its predecessor entities operated manufactured gas plants. CERCLA and similar state laws impose joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of CERCLA.

Health and Safety
The Partnership is subject to the requirements of OSHA and comparable state laws that regulate the protection of the health and safety of our workers. These laws require the Partnership, among other things, to maintain information about materials, some of which may be hazardous or toxic, that are used, released, or produced in the course of our operations. Certain portions of this information must be provided to employees, federal and state and local governmental authorities and responders, commercial and industrial customers and local citizens in accordance with applicable federal and state Emergency Planning and Community Right-to-Know Act requirements. The Partnership’s operations are also subject to the safety hazard communication requirements and reporting obligations set forth in federal workplace standards.

All states in which the Partnership operates have adopted fire safety codes that regulate the storage, distribution, and use of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, the Partnership is subject in all jurisdictions in which it operates to rules and procedures governing the safe handling of propane, including those established by National Fire Protection Association Pamphlets No. 54 and No. 58, various state, local and international codes (including international fire, building and fuel gas codes), and OSHA fall protection standards. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage, distribution and use of propane, as well as its fall protection standards, are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

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

Climate Change

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, the Partnership anticipates that this will provide it with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on the Partnership, its suppliers and its customers. In recent years, there has been an increase in state initiatives aimed at regulating GHG emissions. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane distribution companies, to purchase allowances to compensate for the GHG emissions created by their business operations. Compliance with these types of regulations may increase our operating costs if we are unable to pass these costs to our customers.
Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2018, the General Partner had approximately 7,700 employees, including over 250 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

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
During Fiscal 2018, AmeriGas Propane purchased approximately 87% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographical areas, a single supplier may provide more than 50% of our propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.
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
Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as propane for use by consumers. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result, we are often a defendant in legal proceedings and litigation arising in the ordinary course of business, including regulatory investigations, claims, lawsuits and other proceedings. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices. Moreover, defense and settlement costs may be substantial, even with respect to claims and investigations that have no merit. If we cannot resolve these matters favorably, our business, financial condition, results of operations and future prospects may be materially adversely affected.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.
Increased regulation of GHG emissions, such as propane and methane, could impose significant additional costs on us, our suppliers and our customers. Some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane companies, to purchase allowances to compensate for the GHG emissions created by their business operations. In September 2009, the EPA issued a final rule establishing a system for mandatory reporting of GHG emissions. However, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. Although Congress has not enacted federal climate change legislation, the EPA adopted and implemented regulations to restrict emissions of GHGs from motor vehicles and certain large stationary sources, and to require reporting of GHG emissions by certain regulated facilities on an annual basis. The Partnership’s facilities are not currently subject to these regulations, but the potential increased costs of regulatory compliance and mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition.
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

In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, sabotage, or other disruptions. A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, misappropriation of data, or breaches of security could have a material adverse effect on our business, financial condition, results of operations, and reputation.

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
INDUSTRY-SPECIFIC RISKS
Decreases in the demand for propane because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.
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

The retail propane industry has been declining over the past several years, with no or modest growth or decline in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of our ACE and National Accounts programs, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.

The risk of natural disasters and catastrophic events, including terrorism, may adversely affect the economy and the price and availability of propane.

Natural disasters and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, political unrest and other similar occurrences, may adversely impact the price and availability of propane, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster or an act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane), cause price volatility in the cost of propane, and our infrastructure facilities could be direct or indirect targets. A natural disaster or terrorist activity may also hinder our ability to transport propane if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster or terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.
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
The retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over supplies, commodity prices or market conditions. Consequently, the unit price of the propane that we and other marketers purchase can change rapidly over a short period of time.

Most of our propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas or Conway, Kansas. Because our profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers, or if there is a delay in passing on such cost increases. Due to competitive pricing in the industry, we may not fully be able to pass on product cost increases to our customers when product costs rise, or when our competitors do not raise their product prices in a timely manner. Finally, market volatility may cause us to sell inventory at less than the price we purchased it, which would adversely affect our operating results.
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
Volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers and vendors, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, less favorable market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.

We may not be able to collect on the accounts of our customers.

We depend in part on the viability of our customers for collections of accounts receivable. Moreover, our businesses sell LPG to numerous retail customers, and as we grow our businesses through acquisitions, our retail customer base is expected to significantly expand. There can be no assurance that our customers will not experience financial difficulties in the future or that we will be able to collect all of our outstanding accounts receivable or notes receivable and any such nonpayment by our customers could adversely affect our business.

We depend on our intellectual property and failure to protect that intellectual property could have an adverse effect on us.

We seek trademark protection for our brands in each of our businesses, and we invest significant resources in developing our business brands. Failure to maintain our trademarks and brands could adversely affect our customer-facing businesses and our operational results.

Our ability to obtain sufficient quantities of LPG is dependent on transportation facilities and providers.

Spikes in demand caused by weather or other factors can limit our access to port terminals and other transportation and storage facilities, disrupt transportation and limit our ability to obtain sufficient quantities of LPG. A significant increase in port and similar fees and fuel prices may also adversely affect our transportation costs and business. Transportation providers (rail and truck) in some circumstances have limited ability to provide additional resources in times of peak demand. Moreover, our transportation providers maintaining a staff of qualified truck drivers is critical to the success of our business. Regulatory requirements and an improvement in the economy could reduce the number of eligible drivers or require us to pay higher transportation fees as our transportation providers seek to pass on additional labor costs associated with attracting and retaining drivers.
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
If we were classified as a corporation for federal income tax purposes (including, but not limited to, due to a change in our business or a change in current law), we would be required to pay tax on our income at corporate tax rates (currently a maximum 21% federal rate, in addition to state and local income taxes at varying rates), and distributions received by the Common Unitholders would generally be taxed a second time as corporate distributions. Because a tax would be imposed upon us as an entity, the cash available for distribution to the Common Unitholders would be substantially reduced. Treatment of us as a corporation would cause a material reduction in the anticipated cash flow and after-tax return to the Common Unitholders, likely causing a substantial reduction in the value of the Common Units.
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

In addition, on January 19, 2017, the IRS and Treasury Department issued final regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Code. We do not believe these regulations affect our ability to qualify as a publicly traded partnership.
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
In addition, distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Prospective unitholders who are tax-exempt organizations or foreign persons should consult their tax advisors before investing in Common Units.
There are limits on the deductibility of losses that may adversely affect holders of Common Units.
In the case of taxpayers subject to the passive loss rules (e.g., individuals, closely-held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of the unitholder’s entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships.
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
We will prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. However, in 2015, the Treasury Department issued regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, these regulations do not specifically authorize the use of all aspects of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations are issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

As of September 30, 2018, the Partnership owned approximately 80% of its nearly 640 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2018, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
920	Trailers	75%	25%
350	Tractors	4%	96%
510	Railroad tank cars	0%	100%
3,000	Bobtail trucks	26%	74%
400	Rack trucks	29%	71%
3,700	Service and delivery trucks	35%	65%

Other assets owned at September 30, 2018 included approximately 1 million stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.2 million portable propane cylinders with typical capacities of 1 to 120 gallons, 22 terminals and 12 transflow units.

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

	Price Range		Cash
2018 Fiscal Year	High	Low	Distribution
Fourth Quarter	$43.79	$39.01	$0.95
Third Quarter	$43.30	$39.42	$0.95
Second Quarter	$48.37	$39.41	$0.95
First Quarter	$46.85	$43.61	$0.95

	Price Range		Cash
2017 Fiscal Year	High	Low	Distribution
Fourth Quarter	$46.50	$42.00	$0.95
Third Quarter	$47.92	$42.52	$0.95
Second Quarter	$50.00	$44.25	$0.94
First Quarter	$48.24	$43.50	$0.94

As of November 13, 2018, there were 596 record holders of the Partnership’s Common Units.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Dollars in thousands, except per unit amounts)	2018	2017	2016	2015	2014
FOR THE PERIOD:
Income statement data:
Revenues	$2,822,978	$2,453,495	$2,311,817	$2,885,322	$3,712,935
Net income including noncontrolling interest	$194,002	$165,869	$211,193	$214,969	$294,441
Less: net income attributable to noncontrolling interest	(3,480)	(3,810)	(4,209)	(3,758)	(4,548)
Net income attributable to AmeriGas Partners, L.P.	$190,522	$162,059	$206,984	$211,211	$289,893
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$143,296	$116,913	$166,757	$178,742	$263,144
Income per limited partner unit — basic and diluted (a)	$1.54	$1.25	$1.77	$1.91	$2.82
Cash distributions declared per limited partner unit	$3.80	$3.78	$3.72	$3.60	$3.44
AT PERIOD END:
Balance sheet data:
Current assets	$451,891	$413,774	$344,448	$366,361	$505,908
Total assets	$3,925,818	$4,059,261	$4,057,770	$4,120,152	$4,338,456
Current liabilities (excluding debt)	$437,402	$433,085	$426,780	$468,515	$496,925
Total debt	$2,801,633	$2,712,279	$2,487,009	$2,330,036	$2,375,132
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital	$536,607	$747,899	$984,221	$1,164,216	$1,322,514
Noncontrolling interest	33,061	35,172	34,988	36,157	38,376
Total partners’ capital	$569,668	$783,071	$1,019,209	$1,200,373	$1,360,890
OTHER DATA:
Capital expenditures	$101,277	$98,164	$101,693	$102,009	$113,934
Retail propane gallons sold (millions)	1,081.3	1,046.9	1,065.5	1,184.3	1,275.6
Degree days — % colder (warmer) than normal (b)	0.3%	(11.3)%	(12.4)%	0.2%	9.5%
Distributable Cash Flow (“DCF”) (c):
DCF	$389,346	$333,007	$331,879	$399,875	$430,864
DCF after growth capital expenditures	$341,021	$286,877	$282,290	$355,681	$387,217
Total distributions paid	$402,645	$398,877	$387,659	$368,426	$346,744
Ratio of DCF to total distributions paid	1.0	0.8	0.9	1.1	1.2
Ratio of DCF after growth capital expenditures to total distributions paid	0.8	0.7	0.7	1.0	1.1

(a)
Calculated in accordance with accounting guidance regarding the application of the two-class method for determining earnings per share as it relates to master limited partnerships. See Note 2 to Consolidated Financial Statements.

(b)
Deviation from average heating degree days for the 15-year period of 2002-2016 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

(c)	The following table reconciles net cash provided by operating activities to (1) DCF and (2) DCF after growth capital expenditures:

	Year Ended September 30,
(Thousands of dollars)	2018	2017	2016	2015	2014
Net cash provided by operating activities	$410,269	$356,782	$422,943	$523,858	$480,070
Exclude the impact of changes in operating working capital:
Accounts receivable	22,849	35,132	(3,963)	(51,613)	15,246
Inventories	13,783	37,398	(15,478)	(86,198)	22,804
Accounts payable	(18,573)	(26,325)	5,267	52,975	16,643
Other current assets	393	8,661	(3,895)	10,889	(2,429)
Other current liabilities	26,467	14,436	(7,564)	8,825	(11,045)
Provision for uncollectible accounts	(14,016)	(17,693)	(11,215)	(15,800)	(26,403)
Other cash flows from operating activities, net	1,110	(23,350)	(2,112)	14,754	6,265
	442,282	385,041	383,983	457,690	501,151
Maintenance capital expenditures (i)	(52,936)	(52,034)	(52,104)	(57,815)	(70,287)
DCF (ii) (A)	389,346	333,007	331,879	399,875	430,864
Growth capital expenditures (i)	(48,325)	(46,130)	(49,589)	(44,194)	(43,647)
DCF after growth capital expenditures (ii) (B)	$341,021	$286,877	$282,290	$355,681	$387,217

Distributions:
Distributions to Common Unitholders	$353,298	$351,363	$345,644	$334,387	$319,427
Distributions to the General Partner	49,347	47,514	42,015	34,039	27,317
Total distributions paid (C)	$402,645	$398,877	$387,659	$368,426	$346,744

Ratio of DCF to total distributions paid (A)/(C)	1.0	0.8	0.9	1.1	1.2
Ratio of DCF after growth capital expenditures to total distributions paid (B)/(C)	0.8	0.7	0.7	1.0	1.1

(i)
The Partnership considers maintenance capital expenditures to include those capital expenditures that maintain the operating capacity of the Partnership while growth capital expenditures include capital expenditures that increase the operating capacity of the Partnership.

(ii)
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
Executive Overview

Our Fiscal 2018 operating results benefited from temperatures based upon heating degree days that were near normal and approximately 13% colder than in Fiscal 2017. The near normal Fiscal 2018 weather followed two consecutive years of significantly warmer than normal weather. Although Fiscal 2018 average weather was near normal, we experienced significant variability in weather patterns throughout the heating season that continued into the spring of 2018. The heating season began slowly with temperatures in October and November averaging nearly 10% warmer than normal. In late December 2017 and early January 2018, we experienced extremely cold weather which was followed by significantly warmer than normal temperatures in February through mid-March. Colder than normal weather returned during the second half of March and continued through the month of April.
We recorded GAAP net income attributable to AmeriGas Partners for Fiscal 2018 of $190.5 million compared to GAAP net income attributable to AmeriGas Partners for Fiscal 2017 of $162.1 million. GAAP net income in Fiscal 2018 reflects the effects of (1) a $75.0 million impairment charge related to the decision to discontinue the use of certain tradenames and trademarks and (2) $12.5 million of unrealized gains on commodity derivative instruments not associated with current-period transactions. GAAP net income in Fiscal 2017 reflects the effects of (1) $31.1 million of unrealized gains on commodity derivative instruments not associated with current-period transactions; (2) $59.7 million of losses on early extinguishments of debt; and (3) a $7.5 million environmental accrual. Net income attributable to AmeriGas Partners for Fiscal 2017 was also reduced by the impact of net adjustments of $7.7 million to correct previously recorded gains on sales of fixed assets ($8.8 million) and to decrease depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012.
Adjusted net income attributable to AmeriGas Partners (as further described below) for Fiscal 2018 was $252.4 million compared with adjusted net income attributable to AmeriGas Partners for Fiscal 2017 of $198.5 million. The $53.9 million increase in adjusted net income attributable to AmeriGas Partners reflects a $57.7 million increase in adjusted total margin on higher retail volumes sold, and the absence of $7.7 million of net adjustments recorded in Fiscal 2017 to correct previously recorded gains on sales of fixed assets and associated depreciation. These increases in adjusted net income were partially offset by slightly higher operating and administrative expenses.
During Fiscal 2018, the Partnership continued to drive costs out of the business through technology initiatives and organizational structure changes. Through continued expansion and enhancement of technology initiatives, we continue to reduce our distribution costs and optimize our delivery routing to increase the efficiency of our distribution model. We increased the number of customer accounts registered for online capabilities and have developed and deployed other technology-enabled methods of communicating with our customers. Volumes from our ACE cylinder program in Fiscal 2018 were the highest on record reflecting an increase in the number of retail locations including locations at which we offer 24/7 automated self-serve vending machines. Our National Account’s performance in Fiscal 2018 benefited from double-digit volume growth due in large part to more normal winter weather along with customer growth and favorable unit margins. During Fiscal 2018, we divested certain non-core assets including our HVAC business in the Mid-Atlantic region and a dozen non-strategic district locations, and we completed the acquisition of two retail propane distribution businesses.
As more fully described below under “Financial Condition and Liquidity” and in Note 11 to Consolidated Financial Statements, on November 7, 2017, we entered into a Standby Equity Commitment Agreement with the General Partner and UGI pursuant to which UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019, for consideration comprising new Class B Common Units representing limited partner interests in the Partnership. Although the Partnership has not called on this facility, this capital commitment provides balance sheet flexibility to continue our strategic initiatives and underscores the Partnership's commitment to providing long-term value to its investors while maintaining a strong balance sheet.
Looking ahead, our results in Fiscal 2019 will be influenced by a number of factors including, among others, temperatures and the severity of weather in our service territories during the peak heating-season, the level of volatility of commodity prices for propane, the level of customer conservation and the strength of economic activity.
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

The following tables include reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the years presented:

(Millions of dollars)	Year Ended September 30,
	2018	2017	2016
Adjusted total margin:
Total revenues	$2,823.0	$2,453.5	$2,311.8
Cost of sales - propane	(1,215.6)	(891.3)	(719.8)
Cost of sales - other (a)	(86.6)	(80.5)	(78.9)
Total margin	1,520.8	1,481.7	1,513.1
Subtract net gains on commodity derivative instruments not associated with current-period transactions	(12.5)	(31.1)	(66.1)
Adjusted total margin	$1,508.3	$1,450.6	$1,447.0

Adjusted operating income:
Operating income	$361.3	$387.9	$422.6
Subtract net gains on commodity derivative instruments not associated with current-period transactions	(12.5)	(31.1)	(66.1)
Impairment of Heritage tradenames and trademarks	75.0	—	—
MGP environmental accrual	—	7.5	—
Adjusted operating income	$423.8	$364.3	$356.5

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$190.5	$162.1	$207.0
Subtract net gains on commodity derivative instruments not associated with current-period transactions	(12.5)	(31.1)	(66.1)
Loss on extinguishments of debt	—	59.7	48.9
Impairment of Heritage tradenames and trademarks	75.0	—	—
MGP environmental accrual	—	7.5	—
Noncontrolling interest in net gains on commodity derivative instruments not associated with current-period transactions, impairment of Heritage tradenames and trademarks and MGP environmental accrual	(0.6)	0.3	0.7
Adjusted net income attributable to AmeriGas Partners	$252.4	$198.5	$190.5

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$190.5	$162.1	$207.0
Income tax expense (benefit) (a)	4.3	2.0	(1.6)
Interest expense	163.1	160.2	164.1
Depreciation	145.8	147.7	146.8
Amortization	39.9	42.8	43.2
EBITDA	543.6	514.8	559.5
Subtract net gains on commodity derivative instruments not associated with current-period transactions	(12.5)	(31.1)	(66.1)
Loss on extinguishments of debt	—	59.7	48.9
MGP environmental accrual	—	7.5	—
Impairment of Heritage tradenames and trademarks	75.0	—	—
Noncontrolling interest in net gains on commodity derivative instruments not associated with current-period transactions, impairment of Heritage tradenames and trademarks and MGP environmental accrual (a)	(0.6)	0.4	0.7
Adjusted EBITDA	$605.5	$551.3	$543.0

(a)	Includes the impact of rounding.

Analysis of Results of Operations
The following analyses compare the Partnership’s results of operations for (1) Fiscal 2018 with Fiscal 2017 and (2) Fiscal 2017 with the year ended September 30, 2016 (“Fiscal 2016”).
Fiscal 2018 Compared with Fiscal 2017

(Dollars in millions)	2018	2017	Increase (Decrease)

Gallons sold (millions):
Retail	1,081.3	1,046.9	34.4	3.3%
Wholesale	62.3	49.1	13.2	26.9%
	1,143.6	1,096.0	47.6	4.3%
Revenues:
Retail propane	$2,480.7	$2,142.8	$337.9	15.8%
Wholesale propane	65.1	40.7	24.4	60.0%
Other	277.2	270.0	7.2	2.7%
	$2,823.0	$2,453.5	$369.5	15.1%
Total margin (a)	$1,520.8	$1,481.7	$39.1	2.6%
Operating and administrative expenses (b)	$923.1	$915.1	$8.0	0.9%
Impairment of Heritage tradenames and trademarks (c)	$75.0	$—	$75.0	N.M.
Operating income (d)(f)	$361.3	$387.9	$(26.6)	(6.9)%
Net income attributable to AmeriGas Partners (g)	$190.5	$162.1	$28.4	17.5%
Non-GAAP financial measures (e):
Adjusted total margin	$1,508.3	$1,450.6	$57.7	4.0%
EBITDA (f)	$543.6	$514.8	$28.8	5.6%
Adjusted EBITDA (f)	$605.5	$551.3	$54.2	9.8%
Adjusted operating income (d)(f)	$423.8	$364.3	$59.5	16.3%
Adjusted net income attributable to AmeriGas Partners (g)	$252.4	$198.5	$53.9	27.2%
Heating degree days — % colder (warmer) than normal (h)	0.3%	(11.3)%	—	—

(a)
Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.” Total margin includes the impact of net unrealized gains of $12.5 million and $31.1 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Operating and administrative expenses in Fiscal 2017 include a $7.5 million environmental accrual associated with the site of a former manufactured gas plant (“MGP”) obtained in a prior-year acquisition (see Note 12 to Consolidated Financial Statements).

(c)	Reflects a $75.0 million impairment charge associated with a plan to discontinue the use of Heritage tradenames and trademarks (see Note 10 to Consolidated Financial Statements).

(d)
Amounts for Fiscal 2017 reflect an adjustment to correct depreciation expense associated with prior periods which reduced operating income and adjusted operating income by $7.5 million (see Note 2 to Consolidated Financial Statements).

(e)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(f)
Amounts for Fiscal 2017 reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012, which reduced operating income and adjusted operating income by $7.7 million, and reduced EBITDA and Adjusted EBITDA by $8.8 million (see Note 2 to Consolidated Financial Statements).

(g)	Fiscal 2017 includes loss on extinguishments of debt of $59.7 million.

(h)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

N.M. - Variance is not meaningful.

The Partnership’s retail gallons sold during Fiscal 2018 were 3.3% higher than in Fiscal 2017. Average temperatures based upon heating degree days during Fiscal 2018 were 0.3% colder than normal and 13.0% colder than Fiscal 2017.

Retail propane revenues increased $337.9 million during Fiscal 2018 reflecting the effects of higher average retail selling prices ($267.5 million) and higher retail volumes sold ($70.4 million). Wholesale propane revenues increased $24.4 million reflecting the effects of higher average wholesale selling prices ($13.5 million) and higher wholesale volumes sold ($10.9 million). Average daily wholesale propane commodity prices during Fiscal 2018 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% higher than such prices during Fiscal 2017. Other revenues in Fiscal 2018 were slightly higher than in the prior year principally reflecting higher service and ancillary revenues.

Total cost of sales during Fiscal 2018 increased $330.3 million from Fiscal 2017. Cost of sales in Fiscal 2018 and Fiscal 2017 include $12.5 million and $31.1 million of gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of these net gains on derivative commodity instruments, total cost of sales increased $311.8 million principally reflecting the effects on propane cost of sales of higher average propane product costs ($266.1 million) and, to a much lesser extent, the effects of the higher retail and wholesale propane volumes sold ($39.6 million).

Total margin (which includes $12.5 million and $31.1 million of gains on commodity derivative instruments not associated with current-period transactions in Fiscal 2018 and Fiscal 2017, respectively) increased $39.1 million. Adjusted total margin increased $57.7 million principally reflecting slightly higher retail propane total margin ($56.6 million) and slightly higher non-propane total margin ($1.1 million). The increase in retail propane total margin reflects the higher retail volumes sold and, to a much lesser extent, slightly higher average retail propane unit margins.

EBITDA and operating income (both of which include the effects of the previously mentioned unrealized gains on commodity derivative instruments, the impairment charge associated with the Heritage tradenames and trademarks, and the environmental accrual in Fiscal 2017 and, with respect to EBITDA, the loss on extinguishments of debt in Fiscal 2017), increased (decreased) $28.8 million and $(26.6) million, respectively. Adjusted EBITDA increased $54.2 million in Fiscal 2018 principally reflecting the effects of the higher adjusted total margin ($57.7 million) and higher other operating income ($12.5 million) partially offset by a $15.5 million increase in operating and administrative expenses (excluding the effects of the $7.5 million MGP accrual in the prior year). The increase in other operating income largely reflects the absence of an $8.8 million adjustment recorded in Fiscal 2017 to correct previously recorded gains on sales of fixed assets acquired with the Heritage Propane acquisition in 2012. The increase in operating and administrative expenses reflects, among other things, higher total compensation and benefits cost ($20.4 million), principally higher labor, overtime and incentive compensation costs associated with the increased activity and improved performance; higher vehicle expenses ($10.6 million); and higher outside services expense ($6.3 million). These increases in operating expenses were partially offset by lower general insurance and self-insured casualty and liability expense and, to a lesser extent, lower provisions for uncollectible accounts and travel and entertainment expenses. Adjusted operating income increased $59.5 million in Fiscal 2018 reflecting the $54.2 million increase in Adjusted EBITDA and lower depreciation and amortization expense ($4.8 million).

The $53.9 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the $59.5 million increase in adjusted operating income partially offset by slightly higher interest expense on higher average short-term borrowings and interest rates, and a $2.2 million increase in income taxes. The increase in income taxes includes adjustments to existing deferred income tax assets of our corporate subsidiary resulting from the Tax Cuts and Jobs Act (the “TCJA”) signed into law on December 22, 2017 which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other than this one-time adjustment to the deferred income tax assets of our corporate subsidiary, we do not expect the TCJA to have a material impact on our results.

Fiscal 2017 Compared with Fiscal 2016

(Dollars in millions)	2017	2016	Increase (Decrease)

Gallons sold (millions):
Retail	1,046.9	1,065.5	(18.6)	(1.7)%
Wholesale	49.1	49.7	(0.6)	(1.2)%
	1,096.0	1,115.2	(19.2)	(1.7)%
Revenues:
Retail propane	$2,142.8	$2,023.8	$119.0	5.9%
Wholesale propane	40.7	29.3	11.4	38.9%
Other	270.0	258.7	11.3	4.4%
	$2,453.5	$2,311.8	$141.7	6.1%
Total margin (a)	$1,481.7	$1,513.1	$(31.4)	(2.1)%
Operating and administrative expenses (b)	$915.1	$928.8	$(13.7)	(1.5)%
Operating income (c)(d)	$387.9	$422.6	$(34.7)	(8.2)%
Net income attributable to AmeriGas Partners (e)	$162.1	$207.0	$(44.9)	(21.7)%
Non-GAAP financial measures (f):
Adjusted total margin	$1,450.6	$1,447.0	$3.6	0.2%
EBITDA (c)	$514.8	$559.5	$(44.7)	(8.0)%
Adjusted EBITDA (c)	$551.3	$543.0	$8.3	1.5%
Adjusted operating income (c)(d)	$364.3	$356.5	$7.8	2.2%
Adjusted net income attributable to AmeriGas Partners (e)	$198.5	$190.5	$8.0	4.2%
Heating degree days — % (warmer) than normal (g)	(11.3)%	(12.4)%	—	—

(a)
Total margin represents “total revenues” less “cost of sales — propane” and “cost of sales — other.” Total margin includes the impact of net unrealized gains of $31.1 million and $66.1 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Operating and administrative expenses in Fiscal 2017 include a $7.5 million environmental accrual associated with the site of a former MGP obtained in a prior-year acquisition (see Note 12 to Consolidated Financial Statements).

(c)
Amounts for Fiscal 2017 reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012, which reduced operating income and adjusted operating income by $7.7 million; and reduced EBITDA and Adjusted EBITDA by $8.8 million (see Note 2 to Consolidated Financial Statements).

(d)
Amounts for Fiscal 2017 reflect an adjustment to correct depreciation expense associated with prior periods which reduced operating income and adjusted operating income by $7.5 million (see Note 2 to Consolidated Financial Statements).

(e)	Fiscal 2017 and Fiscal 2016 include losses on extinguishments of debt of $59.7 million and $48.9 million, respectively, (see Note 6 to Consolidated Financial Statements).

(f)
These financial measures are non-GAAP financial measures and are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not a substitute for, the comparable GAAP measures. See section “Non-GAAP Financial Measures” above.

(g)
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

Total cost of sales during Fiscal 2017 increased $173.2 million from Fiscal 2016. Cost of sales in Fiscal 2017 and Fiscal 2016 are net of $31.1 million and $66.1 million of gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects of the net gains on derivative commodity instruments, total cost of sales increased $138.2 million principally reflecting the effects on propane cost of sales of higher average propane product costs ($150.1 million) reduced by the effects of the lower propane volumes sold ($13.6 million).
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
Fiscal 2017 EBITDA and operating income (including the effects of the previously mentioned unrealized gains on commodity derivative instruments, the MGP environmental accrual and, with respect to EBITDA, losses on extinguishments of debt) decreased $44.7 million and $34.7 million, respectively, from amounts in Fiscal 2016. Adjusted EBITDA in Fiscal 2017 increased $8.3 million principally reflecting lower Fiscal 2017 operating and administrative expenses ($21.2 million), as adjusted for the effects of the $7.5 million MGP accrual in Fiscal 2017, and the slightly higher total margin ($3.6 million). These increases were offset, in part, by a decrease in other operating income ($16.4 million). Partnership operating and administrative expenses in Fiscal 2017, as adjusted for the $7.5 million MGP accrual, reflect lower uninsured litigation and general insurance expenses ($26.8 million), resulting in large part from the absence of a $15.0 million accrual for a class action lawsuit recorded during the fourth quarter of Fiscal 2016, and lower group medical insurance expenses ($9.8 million). These operating and administrative expense decreases were partially offset by higher vehicle expenses ($7.8 million) and higher bad debt expense ($6.5 million). The lower other operating income in Fiscal 2017 reflects, among other things, lower gains on asset sales ($10.3 million), primarily resulting from an $8.8 million adjustment recorded during the first quarter of Fiscal 2017 to correct previously recorded gains on sales of fixed assets, and lower fuel tax credits ($2.8 million). Adjusted operating income increased $7.8 million in Fiscal 2017 principally reflecting the higher Adjusted EBITDA ($8.3 million).
During Fiscal 2017, AmeriGas Partners recognized a loss of $59.7 million associated with early extinguishments of debt. During Fiscal 2016, AmeriGas Partners recognized a loss of $48.9 million associated with early extinguishments of debt.
Financial Condition and Liquidity
Capitalization and Liquidity
The Partnership’s debt outstanding at September 30, 2018, totaled $2,801.6 million (including current maturities of long-term debt of $8.6 million and short-term borrowings of $232.0 million). The Partnership’s debt outstanding at September 30, 2017, totaled $2,712.3 million (including current maturities of long-term debt of $8.4 million and short-term borrowings of $140.0 million). Total long-term debt outstanding at September 30, 2018, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $7.5 million of HOLP Senior Notes and $14.6 million of other long-term debt, and is net of $27.5 million of unamortized debt issuance costs.

In December 2017, AmeriGas OLP entered into the Second Amended and Restated Credit Agreement (“AmeriGas OLP Credit Agreement”) with a group of banks. The AmeriGas OLP Credit Agreement amends and restates a previous credit agreement (collectively, the “credit agreements”). The AmeriGas OLP Credit Agreement provides for borrowings up to $600 million (including a $150 million sublimit for letters of credit) and expires in December 2022. The AmeriGas OLP Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the AmeriGas OLP Credit Agreement, plus a margin. The applicable margin on base rate borrowings ranges from 0.50% to 1.75%, and the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.75%.
At September 30, 2018 and 2017, there were $232.0 million and $140.0 million, respectively, of credit agreement borrowings outstanding. The weighted average interest rates on credit agreement borrowings at September 30, 2018 and 2017, were 4.58% and 3.74%, respectively. Issued and outstanding letters of credit under the credit agreements, which reduce the amounts available for borrowings, totaled $63.5 million and $67.2 million at September 30, 2018 and 2017. The average daily and peak short-term borrowings outstanding under the credit agreements during Fiscal 2018 were $191.2 million and $349.0 million, respectively. The average daily and peak short-term borrowings outstanding under the credit agreement during Fiscal 2017 were $89.3 million and $292.5 million, respectively. At September 30, 2018, the Partnership’s available borrowing capacity under the AmeriGas OLP Credit Agreement was $304.5 million.

Based on existing cash balances, cash expected to be generated from operations, and borrowings available under the AmeriGas OLP Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2019. For a more detailed discussion of the AmeriGas OLP Credit Agreement, see Note 6 to Consolidated Financial Statements.
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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were as follows:

	2018	2017	2016
1st Quarter	$0.95	$0.94	$0.92
2nd Quarter	$0.95	$0.94	$0.92
3rd Quarter	$0.95	$0.95	$0.94
4th Quarter	$0.95	$0.95	$0.94

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $54.9 million in Fiscal 2018,

$52.7 million in Fiscal 2017 and $47.4 million in Fiscal 2016. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2018, Fiscal 2017 and Fiscal 2016 of $45.3 million, $43.5 million and $38.2 million, respectively.
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

Comparisons of year-over-year cash flow from operating activities is affected by the impact on operating cash flow from changes in operating working capital resulting from changes in commodity prices for propane. Cash flow from operating activities in Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $410.3 million, $356.8 million and $422.9 million, respectively. Cash flow from operating activities before changes in operating working capital was $455.2 million in Fiscal 2018, $426.1 million in Fiscal 2017 and $397.3 million in Fiscal 2016. The year-over-year differences in cash flow from operating activities before changes in operating working capital (after adjusting for the effects of unrealized gains and losses on derivative instruments, impairment of tradenames and trademarks, and losses on extinguishments of debt) principally reflects the impact of year-over-year changes in operating results adjusted for changes in other noncash charges and credits included in net income. Changes in operating working capital (used) provided operating cash flow of $(44.9) million in Fiscal 2018, $(69.3) million in Fiscal 2017 and $25.6 million in Fiscal 2016. Cash flow from changes in operating working capital primarily reflects the impact of propane prices on cash receipts from customers as reflected in changes in accounts receivable, and cash paid for propane purchased as reflected in changes in inventories and accounts payable. The higher use of cash from changes in operating working capital in Fiscal 2018 and Fiscal 2017 reflects, among other things, generally increasing propane commodity prices over the last two fiscal years.

Investing Activities:

Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. We spent $101.3 million for property, plant and equipment in Fiscal 2018; $98.2 million in Fiscal 2017; and $101.7 million in Fiscal 2016. Proceeds from disposals of assets were slightly higher in Fiscal 2018 principally reflecting proceeds from the sale of non-strategic district locations in late Fiscal 2018.

Financing Activities:

Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Distributions on Common Units and the General Partner interest totaled $402.6 million, $398.9 million and $387.7 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. The year-over-year increases in distributions principally reflect the effects of increases in the Common Unit distribution rate in May 2017 and May 2016. During Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $700.0 million of Senior Notes the net proceeds of which were used in large part for the early repayment of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500.0 million. Also during Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525 million of Senior Notes the net proceeds of which were used primarily for the early repayments in February and May of the remaining outstanding AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $480.8 million. In Fiscal 2016, AmeriGas Partners issued $1.35 billion face amount of AmeriGas Partners Senior Notes and used substantially all of the net proceeds to repay $1.27 billion principal amount of existing AmeriGas Partners Senior Notes subject to tender offers and notices of redemption.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2018, Fiscal 2017 and Fiscal 2016. We also provide amounts we expect to spend in Fiscal 2019. We expect to finance Fiscal 2019 capital expenditures principally from cash generated by operations and borrowings under our Credit Agreement.

Year Ended September 30,	2019	2018	2017	2016
(millions of dollars)	(estimate)
Maintenance capital expenditures	$54.0	$52.9	$52.0	$52.1
Growth capital expenditures	63.0	48.4	46.1	49.6
Total capital expenditures	$117.0	$101.3	$98.1	$101.7
The increase in Fiscal 2019 capital expenditures principally reflects IT expenditures associated with an Enterprise Resource Planning (“ERP”) system. The Partnership considers a number of factors in determining whether its capital expenditures are growth capital expenditures or maintenance capital expenditures. The Partnership considers growth capital expenditures to include those expenditures that increase the operating capacity of the Partnership. Examples of growth capital expenditures include, but are not limited to, expenditures to build new plants, expenditures related to the growth of our base business, such as new customer tanks and equipment, expansion of our National Accounts or ACE programs and expenditures in technology that enable us to leverage our scale to generate efficiencies or expand our operations. Maintenance capital expenditures are generally considered to be any capital expenditure that maintains the Partnership’s operating capacity and include capital repairs to buildings, bulk storage plants, vehicles, company-owned tanks and any expenditure related to the maintenance of our existing infrastructure.

Contractual Cash Obligations and Commitments
The Partnership has certain contractual cash obligations that extend beyond Fiscal 2018 including scheduled repayments of long-term debt, interest on long-term fixed-rate debt and lease obligations. The following table presents significant contractual cash obligations as of September 30, 2018:

	Payments Due by Period
(millions of dollars)	Total	Fiscal 2019	Fiscal 2020 - 2021	Fiscal 2022 - 2023	Thereafter
Long-term debt (a)	$2,597.1	$8.8	$11.6	$1.9	$2,574.8
Interest on long-term fixed-rate debt (b)	1,067.0	147.0	292.9	292.6	334.5
Operating leases	407.9	74.7	129.1	98.6	105.5
Propane supply contracts	14.0	14.0	—	—	—
Total	$4,086.0	$244.5	$433.6	$393.1	$3,014.8

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.
The components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2018, principally consist of property and casualty liabilities and, to a much lesser extent, liabilities associated with executive compensation plans and employee post-employment benefit programs. These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2018, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $55 million.
Related Party Transactions
Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $575.7 million in Fiscal 2018, $561.6 million in Fiscal 2017 and $557.0 million in Fiscal 2016, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.
UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $17.2 million in Fiscal 2018, $16.9 million in Fiscal 2017 and $18.7 million in Fiscal 2016. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3.4 million in Fiscal 2018, $3.3 million in Fiscal 2017 and $2.3 million in Fiscal 2016.
From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on market price at the time of purchase. Purchases from affiliates of UGI during Fiscal 2018 were not material. There were no purchases of propane by AmeriGas OLP from Energy Services during Fiscal 2017 and Fiscal 2016.
In addition, AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI were not material during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at September 30, 2018, was a net gain of $52.3 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of $24.0 million.
Interest Rate Risk
The Partnership has both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
At September 30, 2018, our variable-rate debt includes borrowings under the AmeriGas OLP Credit Agreement. AmeriGas OLP Credit Agreement borrowings have interest rates that are generally indexed to short-term market interest rates. At September 30, 2018, there were $232.0 million of borrowings outstanding under the AmeriGas OLP Credit Agreement. Based upon the average level of borrowings outstanding under the AmeriGas OLP Credit Agreement during Fiscal 2018, an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2018 annual interest expense by approximately $2 million.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $140.9 million at September 30, 2018. A 100 basis point decrease in market interest rates would result in increases in the fair market value of this debt of approximately $148.0 million at September 30, 2018.
Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt.

Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2018. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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
Litigation and Loss Contingencies. The Partnership is involved in litigation that arises in the normal course of its business. In addition, the Partnership is subject to risk of loss for general, automobile and product liability and workers’ compensation claims for which we obtain insurance coverage that is subject to self-insured retentions or deductibles. In accordance with GAAP, the Partnership establishes reserves for pending litigation, and for pending and incurred but not reported claims associated with general and product liability, automobile and workers’ compensation when it is probable that a liability exists and the amount or range of amounts related to such liability can be reasonably estimated. When no amount within a range of possible loss is a better estimate than any other amount within the range, liabilities recorded are based upon the low end of the range. For insured claims, the Partnership records a receivable related to the amount of the liability expected to be paid by insurance.
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

Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. Under GAAP, if the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, such liabilities are discounted to reflect the time value of money.
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
In April 2018, a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily those associated with the Partnership’s January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. As a result, during the third quarter of Fiscal 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values of approximately $7.9 million. During the third quarter of Fiscal 2018, the Partnership recorded a non-cash impairment charge of $75 million which amount is reflected in “Impairment of tradenames and trademarks” on the Consolidated Statements of Operations, and is amortizing the remaining fair value of these tradenames and trademarks over their estimated period of benefit of three years (see Notes 2 and 10 to Consolidated Financial Statements).
Accounting For Derivative Instruments At Fair Value. The Partnership enters into derivative instruments to economically hedge the risks associated with changes in commodity prices for propane.  These derivatives are recognized as assets and liabilities at fair value on the Consolidated Balance Sheets.  Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. The fair values of our commodity derivative instruments are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values of derivatives. At September 30, 2018, the net fair value of our derivative assets totaled $45.0 million and we had no net derivative liabilities.
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

Recently Issued Accounting Pronouncements

See Note 3 to Consolidated Financial Statements for a discussion of the effects of recently issued accounting guidance.

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

(a)
The General Partner’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The General Partner’s management, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures, as of September 30, 2018, were effective at the reasonable assurance level.

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
Board Committees
The Board of Directors of the General Partner has an Audit Committee, a Compensation/Pension Committee, a Corporate Governance Committee and an Executive Committee. The members of each of the Board Committees, with the exception of the Executive Committee, are independent as defined by the New York Stock Exchange listing standards. The Charters of the Audit Committee, the Compensation/Pension Committee and the Corporate Governance Committee can be found on the Partnership’s website, www.amerigas.com, under Investor Relations, About AmeriGas, Corporate Governance, or in print, free of charge, by writing to Investor Relations, AmeriGas Propane, Inc., Box 965, Valley Forge, PA 19482.
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
Corporate Governance Committee: The Corporate Governance Committee members are Messrs. Ramos (Chair), Ford and Schlanger. The Committee identifies nominees and reviews qualifications of persons eligible to stand for election as Directors and makes recommendations to the Board on these matters, advises the Board with respect to significant developments in corporate governance matters, reviews and assesses the performance of the Board and each Committee, and reviews and makes recommendations to the Board of Directors regarding director compensation.

Executive Committee: The Executive Committee members are Messrs. Schlanger (Chair), Marrazzo and Walsh. The Committee has limited powers to act on behalf of the Board of Directors between regularly scheduled meetings on matters that cannot be delayed.
Code of Ethics
The General Partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the General Partner’s Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer. The Code of Ethics is included as an exhibit to this Report and is posted on the Partnership’s website, www.amerigas.com; see “Investor Relations, About AmeriGas, Corporate Governance.” Copies of all corporate governance documents posted on the Partnership’s website are available free of charge by writing to Treasurer, AmeriGas Propane, Inc., P. O. Box 965, Valley Forge, PA 19482.
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

Name	Age	Position with the General Partner
John L. Walsh	63	Chairman and Director
Hugh J. Gallagher	55	President, Chief Executive Officer and Director
Roger Perreault	54	Director
Marvin O. Schlanger	70	Presiding Director
Brian R. Ford	69	Director
John R. Hartmann	55	Director
Frank S. Hermance	69	Director
William J. Marrazzo	69	Director
Anne Pol	71	Director
Pedro A. Ramos	53	Director
K. Richard Turner	60	Director
Ted J. Jastrzebski	57	Principal Financial Officer
Troy E. Fee	50	Vice President - Human Resources and Strategic Initiatives
Monica M. Gaudiosi	55	Vice President, General Counsel and Secretary
Anthony D. Rosback	55	Vice President and Chief Operating Officer
Laurie A. Bergman	41	Controller and Chief Accounting Officer

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

John L. Walsh is a Director (since 2005) and Chairman (since 2016) of the General Partner. He was Vice Chairman from 2005 until his election as Chairman in 2016. He also serves as a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation, the General Partner’s parent company. In addition, Mr. Walsh is a Director and Vice Chairman (since 2005) of UGI Utilities, Inc., an affiliate of the General Partner. He served as Chief Operating Officer (2005 to 2013) of UGI Corporation and as President and Chief Executive Officer (2009 to 2011) of UGI Utilities, Inc. Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President - Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as Director at Main Line Health, Inc., the United Way of Greater Philadelphia and Southern New Jersey, the World Affairs Council of Philadelphia, the Greater Philadelphia Chamber of Commerce, the Satell Institute, and the Philadelphia Zoo, and as Trustee at the Saint Columbkille Partnership School.

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

Hugh J. Gallagher is President and Chief Executive Officer (since September 2018) and a Director (since October 1, 2018) of the General Partner.  Previously he served as Vice President - Finance and Chief Financial Officer of the General Partner (2013 to 2018).  He has also served as Treasurer of both UGI Corporation and the General Partner (2011 to 2014), Director - Treasury Services and Investor Relations of UGI Corporation (2009 to 2011) and Director - Treasury Services (2007 to 2009) of UGI Corporation.  He has also served as the General Partner’s Director - Business Development (2004 to 2007), Director of Financial Planning and Analysis (2000 to 2004), Financial Manager - Operations (1999 to 2000), Manager of Financial Reporting (1996 to 1999), and Team Leader - Financial Reporting (1995 to 1996).  Mr. Gallagher joined UGI Corporation in 1990, serving in various finance and accounting roles of increasing responsibility.

Mr. Gallagher’s senior executive experience as the Company’s President and Chief Executive Officer, and previously as Vice President and Chief Financial Officer, as well as his other leadership positions at both the General Partner and at UGI Corporation, have provided him with executive leadership experience, as well as an in-depth knowledge and understanding of all aspects of the Partnership’s operations, including supply and logistics, risk management, competition and finance.

Roger Perreault is Executive Vice President, Global LPG of UGI Corporation (since September 2018), President of UGI International, LLC (since 2015), and a Director (since October 1, 2018) of the General Partner.  Prior to joining UGI Corporation, Mr. Perreault held various positions at Air Liquide, an industrial gases company he joined in 1994, and served in various leadership positions from 2008 to 2014, including in a global role as President, Large Industries with international responsibilities and, prior to that, in a role with responsibility for Air Liquide’s North American large industries business. Prior to joining Air Liquide, Mr. Perreault was a chemical engineer and operations manager with I.C.I. in Quebec, Canada.

Mr. Perreault’s senior executive experience as UGI Corporation’s Executive Vice President, Global LPG and President of UGI International, as well as his prior leadership positions at Air Liquide, provide him with senior executive leadership experience and a solid understanding of international operations, logistics, supply and distribution, risk management and health, environmental and safety issues.

Marvin O. Schlanger has been a Director of the General Partner since 2009 and currently holds the position of Presiding Director. Mr. Schlanger is a Principal in the firm of Cherry Hill Chemical Investments, L.L.C., a management services and capital firm for chemical and allied industries (since 1998). Mr. Schlanger previously served as Chief Executive Officer of CEVA Holdings BV and CEVA Holdings, LLC, an international logistics supplier (2012 to 2013). Mr. Schlanger is currently Chairman of the Board (since January 2016) of UGI Corporation, the General Partner’s parent company, where he has been a director since 1998. He serves as a director of UGI Utilities, Inc. (since 1998), an affiliate of the General Partner, CEVA Logistics AG, Hexion, Inc., Momentive Performance Materials, Inc. and VECTRA Company. Mr. Schlanger also serves on the advisory board of the Kleinman Center for Energy Policy at the University of Pennsylvania. Mr. Schlanger previously served as a member of the boards of CEVA Holdings, LLC (2009 to 2018) and CEVA Group, plc (2009 to 2018),

Mr. Schlanger’s qualifications to serve as a director include his senior management, strategic planning, business development, risk management, and general operational experience. Additionally, by virtue of his experience as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Arco Chemical Company, a large public company and his experience serving as chairman, director and committee member on the boards of directors of large public and private international companies, Mr. Schlanger also possesses in-depth knowledge in the areas of executive compensation and corporate governance. The Board also considered Mr. Schlanger’s intimate knowledge and understanding of the Company’s businesses by virtue of his years of serving as a director of the General Partner.

Brian R. Ford has been a Director of the General Partner since 2013. Mr. Ford served as the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company (2008 to 2010). Prior to that, Mr. Ford was a partner of Ernst & Young LLP, a multinational professional services firm offering assurance, tax, consulting, and advisory services, where he served in various roles of increasing responsibility from 1971 until his retirement in 2008. Mr. Ford currently serves as a director of NRG Yield, Inc., the primary vehicle through which NRG Energy, Inc. owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets, and FSIC BDC, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies. Mr. Ford previously served as a member of the board of GulfMark Offshore, Inc. (2009 to 2017).

Mr. Ford’s qualifications to serve as a director include his extensive financial, audit, accounting, and retail experience as a partner of a large public accounting firm. The Board also considered Mr. Ford’s experience as a director and committee member of other public and private companies.

John R. Hartmann has been a Director of the General Partner since 2016. Mr. Hartmann is Chief Executive Officer and President of True Value Company LLC, a global wholesaler of hardware and related merchandise at retail locations worldwide (since May 2013). Mr. Hartmann previously served as the Chief Executive Officer of Mitre 10 (New Zealand) Limited, a chain of home improvement stores (2010 to 2013). From 2006 to 2010, Mr. Hartmann held a number of senior executive leadership positions at HD Supply, an industrial distributor in North America, including Chief Operating Officer - Electrical & Plumbing/HVAC Divisions, Vice President - Operations and Sourcing, and Director - Strategic Business Development. From 2002 to 2006, he held a number of positions with The Home Depot, including Director of Strategic Business Development, Senior Director of Long-Range Planning & Strategy and Senior Director of Risk Management. Mr. Hartmann also previously served as Vice President, Corporate Services at Cardinal Health, a worldwide healthcare services and products company (1998 to 2002) and was a Supervisory Special Agent and FBI Academy Instructor with the Federal Bureau of Investigation (1988 to 1998).

Mr. Hartmann’s qualifications to serve as a director include his extensive experience and expertise, including as Chief Executive Officer, as well as his valuable management and leadership skills, in the retail and marketing sectors. The Board also considered his strong leadership, strategic planning, business development and risk management expertise.

Frank S. Hermance was elected a Director of the General Partner on June 15, 2018. Mr. Hermance is the retired Chairman (2001 to 2017) and Chief Executive Officer (1999 to 2016) of AMETEK, Inc., a global manufacturer of electronic instruments and electromechanical devices. He previously served as AMETEK’s President and Chief Operating Officer (1996 to 1999). Mr. Hermance also serves as a Director of UGI Corporation (since 2011), the General Partners’ parent company, and UGI Utilities, Inc. (since 2011), an affiliate of the General Partner, as Director Emeritus of the Greater Philadelphia Alliance for Capital and Technologies, as Vice Chairman of the World Affairs Council of Philadelphia, and as an advisory board member at American Securities LLP, a private equity firm. He previously served as a member of the Board of Trustees of the Rochester Institute of Technology (until 2016).

Mr. Hermance’s qualifications to serve as a director include his extensive senior management experience in the roles of Chairman, Chief Executive Officer, President and Chief Operating Officer of a large global company. The Board also considered Mr. Hermance’s relevant experience in the areas of logistics, distribution, risk management, mergers and acquisitions, corporate governance, human resources management and executive compensation.

William J. Marrazzo has been a Director of the General Partner since 2001. He is Chief Executive Officer and President of WHYY, Inc., a public television and radio company in the nation’s fourth largest market (since 1997). Previously, he was Chief Executive Officer and President of Roy F. Weston, Inc., a publicly traded corporation (1988 to 1997), served as Water Commissioner for the Philadelphia Water Department (1971 to 1988) and was Managing Director for the City of Philadelphia (1983 to 1984). Mr. Marrazzo previously served as a member of the board of American Water Works Company, Inc. (2003 to 2016).

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

Anne Pol has been a Director of the General Partner since 2013. Mrs. Pol retired in 2005 as President and Chief Operating Officer of Trex Enterprises Corporation, a high technology research and development company (2001 to 2005). She previously served as Senior Vice President (1998 to 2001) and Vice President (1996 to 1998) of Thermo Electron Corporation, an environmental monitoring and analytical instruments company and a major producer of recycling equipment, biomedical products and alternative energy systems. Mrs. Pol also served as President of Pitney Bowes Shipping and Weighing Systems Division, a business unit of Pitney Bowes Inc., a company that sells mailing and related business equipment (1993 to 1996); Vice President of New Product Programs in the Mailing Systems Division of Pitney Bowes Inc. (1991 to 1993); and Vice President of Manufacturing Operations in the Mailing Systems Division of Pitney Bowes Inc. (1990 to 1991). Mrs. Pol also serves as a Director (since 1998) of UGI Corporation, the General Partner’s parent company, and UGI Utilities, Inc., an affiliate of the General Partner.

Mrs. Pol’s qualifications to serve as a director include her strategic planning, business development and technology experience as a senior-level executive with a diversified high-technology company. Mrs. Pol also possesses an important understanding of, and extensive experience in the areas of executive compensation, human resource management, corporate governance and government regulation.

Pedro A. Ramos has been a Director of the General Partner since 2015.  Mr. Ramos is the President and Chief Executive Officer of The Philadelphia Foundation, a charitable foundation committed to improving the quality of life in the five-county Philadelphia region (since 2015).  Previously, Mr. Ramos served as a Partner with the law firm Schnader Harrison Segal & Lewis LLP (August 2013 to July 2015).  From June 2009 until the firm’s attorneys joined Schnader Harrison Segal & Lewis LLP in August 2013, he served as a Partner with the law firm Trujillo Rodriguez & Richards, LLC.  Prior to that, Mr. Ramos was a Partner with the law firm Blank Rome LLP (2007 to 2009).  Mr. Ramos served as Managing Director of the City of Philadelphia (2005 to 2007) and as City Solicitor of the City of Philadelphia (2004 to 2005).  Additionally, Mr. Ramos served as Vice President and Chief of Staff to the President of the University of Pennsylvania (2002 to 2004), and prior to that, as a Partner and Associate with the law firm Ballard Spahr LLP (1992 to 2001).  Mr. Ramos was formerly Chairman of the Philadelphia School Reform Commission, a gubernatorial appointment (2011 to 2013).  Mr. Ramos also serves as a director of FS Investment Corporation, a publicly traded business development company that provides companies with customized credit solutions, and the Independence Health Group, a private, for-profit health insurance company.

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

K. Richard Turner has been a Director of the General Partner since 2012. Mr. Turner is currently Managing Director, Altos Energy Partners, a private equity firm (since 2012), after having retired as Senior Managing Director from the Stephens Group, LLC, a private, family-owned investment firm (1983 to 2011). Mr. Turner previously served as a member of the boards for the general partner of Energy Transfer Equity, L.P. (2002 to 2018), Sunoco LP (2014 to 2018), Energy Transfer Partners, L.P. (2004 to 2011) and North American Energy Partners, Inc. (2003 to 2016).

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

Ted J. Jastrzebski is the General Partner’s Principal Financial Officer (since September 18, 2018) and is the Chief Financial Officer of UGI Corporation, the General Partner’s parent company (since May 2018). From 2013 until 2018, Mr. Jastrzebski served as Executive Vice President and Chief Financial Officer of Qurate Retail Group, which is comprised of QVC, HSN, Cornerstone Brands, and Zulily. Previously, Mr. Jastrzebski held various positions at The Hershey Company, including Senior Vice President and President, Hershey Americas (2011 to 2013), Senior Vice President and President, Hershey International (2007 to 2010) and Vice President, Finance, Hershey International (2004 to 2007). Mr. Jastrzebski also served as Senior Vice President, Finance, IT and Administration and Chief Financial Officer of CARE (2002 to 2004) and as Vice President and Chief Financial Officer of Project Hope (1999 to 2002).

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
Director Independence
The Board of Directors of the General Partner has determined that, other than Messrs. Gallagher, Perreault and Walsh, no director has a material relationship with the Partnership and each is an “independent director” as defined under the rules of the New York Stock Exchange. The Board of Directors has established the following guidelines to assist it in determining director independence:

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

In making its determination of independence, the Board of Directors considered charitable contributions and ordinary business transactions between the Company, or affiliates of the Company, and companies where our Directors are employed or serve as directors, as well as Mr. Ramos’ current service on the board of the parent company of Independent Blue Cross, with which UGI and/or its subsidiaries contracts for employee benefits. All such transactions were in compliance with either the independence rules of the New York Stock Exchange or the categorical standard set by the Board of Directors for determining director independence.
Executive Sessions

Non-management directors meet at regularly scheduled executive sessions without management present. These sessions are led by Mr. Schlanger, who currently holds the position of Presiding Director.
Communications with the Board of Directors and Non-management Directors
You may contact the Board of Directors, an individual non-management director, or the non-management Directors as a group by writing to them c/o AmeriGas Propane, Inc., P.O. Box 965, Valley Forge, PA 19482. These procedures have been posted on the Partnership’s website at www.amerigas.com; see “Investor Relations, About AmeriGas, Corporate Governance, Contact AmeriGas Propane, Inc. Board of Directors.”
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
Section 16(a) — Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors and certain officers of the General Partner and any 10% beneficial owners of the Partnership to send reports of their beneficial ownership of Common Units and changes in beneficial ownership to the Securities and Exchange Commission. Based on our records, we believe that, during Fiscal 2018, all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them.

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
REPORT OF THE COMPENSATION/PENSION COMMITTEE
The Compensation/Pension Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the General Partner’s Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2018.

Compensation/Pension Committee
Anne Pol, Chair
William J. Marrazzo
Marvin O. Schlanger

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to the following executive officers: Hugh J. Gallagher, our President and Chief Executive Officer, since September 18, 2018, and our former Vice President - Finance and Chief Financial Officer until September 18, 2018; Ted J. Jastrzebski, our Principal Financial Officer, since September 18, 2018; John L. Walsh, our Chairman; Monica M. Gaudiosi, our Vice President, General Counsel and Secretary; Anthony D. Rosback, our Vice President and Chief Operating Officer; and Jerry E. Sheridan, our former President and Chief Executive Officer, through September 18, 2018. We refer to these executive officers as our “named executive officers” (“NEOs”) for Fiscal 2018. Messrs. Gallagher, Rosback, and Sheridan are referred to collectively as the “AmeriGas NEOs.”

Compensation decisions for Mr. Gallagher, in his capacity as President and Chief Executive Officer, and Mr. Sheridan were made by the independent members of the Board of Directors of the General Partner, after receiving the recommendation of its Compensation/Pension Committee, while compensation decisions for Mr. Gallagher, in his capacity as Vice President - Finance and Chief Financial Officer, and Mr. Rosback were made by the General Partner’s Compensation/Pension Committee. Compensation decisions for Mr. Walsh were made by the independent members of the UGI Corporation Board of Directors after receiving the recommendations of its Compensation and Management Development Committee, while compensation decisions for Mr. Jastrzebski and Ms. Gaudiosi were made by the UGI Corporation Compensation and Management Development Committee.

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

Fiscal 2018 Components

The following chart summarizes the principal elements of our Fiscal 2018 executive compensation program. We describe these elements, as well as retirement, severance and other benefits, in more detail later in this Compensation Discussion and Analysis.

Component	Principal Objectives	Fiscal 2018 Compensation Actions
Base Components
Salary	Compensate executives as appropriate for his or her position, experience and responsibilities based on market data.	Merit salary increases ranged from 1.5% to 5.0%.
Annual Bonus Awards	Motivate executives to focus on achievement of our annual business objectives.
Target incentives ranged from 50% to 125% of salary. Actual bonus payouts to our named executive officers was 92% of target for the AmeriGas NEOs and 118% of target for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi, primarily based on achievement of financial goals.

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

The number of performance units awarded in Fiscal 2018 ranged from 2,400 to 37,000. A portion of the AmeriGas NEOs’ performance units (payable in AmeriGas Partners common units, other than for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi) will be earned based on total unitholder return (“TUR”) relative to master limited partnerships in the Alerian MLP Index, modified by AmeriGas Partners’ TUR performance as compared to the other two propane distribution companies in the Alerian MLP Index, over a three-year period. The remaining portion of performance units awarded in Fiscal 2018 to the AmeriGas NEOs will be payable in AmeriGas Partners common units provided a customer gain/loss metric is met. For Messrs. Walsh and Jastrzebski and Ms. Gaudiosi, performance units will be payable in UGI Corporation common stock based on total shareholder return of UGI stock relative to entities in an industry index over a three-year period.

UGI Stock Options
Align executive interests with shareholder interests; create a strong financial incentive for achieving or exceeding long-term performance goals, as the value of stock options is a function of the price of UGI stock.
The number of shares underlying option awards ranged from 13,000 shares to 260,000 shares.
Restricted Units	Attract and retain a new executive.
In connection with Mr. Jastrzebski’s commencement of employment, he received a restricted unit award of 12,000 shares of UGI Corporation common stock, 6,000 of which will vest on the second anniversary of his date of hire and 6,000 of which will vest on the third anniversary of his date of hire.

Restricted Units (Discretionary award to Mr. Rosback)	Retention of key member of the senior management team following organizational changes at the General Partner in Fiscal 2018.
Mr. Rosback received 2,856 AmeriGas Partners restricted units with a grant date of November 15, 2018 and a vesting date three years from the date of grant, provided Mr. Rosback is an employee as of the vesting date.

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

•
AmeriGas Partners allocates a substantial portion of compensation to performance-based compensation. In Fiscal 2018, 71 percent of the principal compensation components, in the case of Mr. Sheridan, and 53 percent to 81 percent of the principal compensation components, in the case of all other named executive officers, were variable and tied to financial and business performance or total shareholder return.

•
AmeriGas Partners awards a substantial portion of compensation in the form of long-term awards, namely stock options and performance units, so that executive officers’ interests are aligned with unitholders and our long-term performance.

•
Annual bonus opportunities for the named executive officers are based primarily on key financial metrics. Similarly, long-term incentives for the AmeriGas NEOs were based on the relative performance of AmeriGas Partners common units and customer gain/loss performance. In the case of Messrs. Walsh and Jastrzebski and Ms. Gaudiosi, long-term incentives were based on UGI Corporation common stock values and relative stock price performance.

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

The Compensation Committee believes that, during Fiscal 2018, there was no conflict of interest between Pay Governance and the Compensation Committee. Additionally, the Compensation Committee believes that Pay Governance was independent. In reaching the foregoing conclusions, the Compensation Committee considered the factors set forth by the New York Stock Exchange regarding compensation committee advisor independence.

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

In Fiscal 2018, the components of our compensation program included salary, annual bonus awards, long-term incentive compensation (performance unit awards, restricted unit awards and UGI Corporation stock option grants), perquisites, retirement benefits and other benefits, all as described in greater detail in this Compensation Discussion and Analysis. We believe that the elements of our compensation program are essential components of a balanced and competitive compensation program to support our annual and long-term goals.
Determination of Competitive Compensation

In determining Fiscal 2018 compensation, the Committees engaged Pay Governance as their compensation consultant. The primary duties of Pay Governance were to:

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

In assessing competitive compensation, we referenced market data provided to us in Fiscal 2017 by Pay Governance. Pay Governance provided us with two reports: the “2017 Executive Cash Compensation Review” and the “2017 Executive Long-Term Incentive Review.” We do not benchmark against specific companies in the databases utilized by Pay Governance in preparing its reports. Our Committees do benchmark, however, by using Pay Governance’s analysis of compensation databases that include numerous companies as a reference point to provide a framework for compensation decisions. Our Committees exercise discretion and also review other factors, such as internal equity (both within and among our business units) and sustained individual and company performance, when setting our executives’ compensation.

For the AmeriGas NEOs, the executive compensation analysis is based on general industry data in Willis Towers Watson’s 2017 General Industry Executive Compensation Database (“General Industry Database”). For Messrs. Walsh and Jastrzebski and Ms. Gaudiosi, the analysis was based on the General Industry Database and Willis Towers Watson’s 2017 Energy Services Executive Compensation Database (“Energy Services Database”). Pay Governance weighted the General Industry Database survey data 75 percent and the Energy Services Database survey data 25 percent and added the two. For example, if the relevant market rate for a particular executive position derived from information in the General Industry Database was $100,000 and the relevant market rate derived from information in the Energy Services Database was $90,000, Pay Governance would provide us with a market rate of $97,500 for that position (($100,000 x 75 percent = $75,000) plus ($90,000 x 25 percent = $22,500)). The impact of weighting information derived from the two databases is to obtain a market rate designed to approximate the relative sizes of our nonutility and utility businesses. Willis Towers Watson’s 2017 General Industry Database is comprised of approximately 500 companies from a broad range of industries, including oil and gas, aerospace, automotive and transportation, chemicals, computer, consumer products, electronics, food and beverages, metals and mining, pharmaceutical and telecommunications. The Willis Towers Watson Energy Services Database is comprised of approximately 125 companies, primarily utilities.

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

As noted above, we seek to establish the midpoint of the salary grade for the positions held by our named executive officers at approximately the 50th percentile of the going rate for executives in comparable positions. Based on the data provided by Pay Governance in July 2017, we increased the range of salary in each salary grade for Fiscal 2018 for each named executive officer, other than Mr. Walsh, by 2 percent. The Committee established Mr. Walsh’s Fiscal 2018 salary grade midpoint at the market median of comparable executives as identified by Pay Governance based on its analysis of the executive compensation databases. For Mr. Walsh, this resulted in an increase of the range of salary in his salary grade from the prior year of 2 percent.

For Fiscal 2018, the merit increases were targeted at 3 percent, but individual increases varied based on performance evaluations and the individual’s position within the salary range. Performance evaluations were based on qualitative and subjective assessments of each individual’s contribution to the achievement of our business strategies, including the development of growth opportunities and leadership in carrying out our talent development program. Messrs. Sheridan and Walsh, in their capacities as chief executive officers of the General Partner and UGI Corporation, respectively, had additional goals and objectives for Fiscal 2018, as established during the first quarter of Fiscal 2018. Mr. Sheridan’s annual goals and objectives for Fiscal 2018 included achievement of annual financial goals, execution of a plan to centralize AmeriGas Propane’s operations, execution of AmeriGas Propane’s safety improvement plan, and implementation of AmeriGas Propane’s growth strategies, including with respect to customer growth and retention and customer service initiatives. Mr. Walsh’s annual goals and objectives included the development of a senior executive succession plan, the enterprise-wide alignment of the Company’s critical processes, the recruitment of experienced individuals to fill key roles within the organization, achievement of annual financial and strategic goals, and leadership in identifying investment opportunities for the Company and its subsidiaries. Mr. Gallagher did not establish additional goals and objectives in Fiscal 2018 in connection with his promotion to the role of President and Chief Executive Officer of the General Partner. Goals and objectives have been established for Mr. Gallagher in his capacity as President and Chief Executive Officer for fiscal year 2019. All named executive officers received a salary in Fiscal 2018 that was within 90 percent to 117 percent of the midpoint for his or her salary range.

The following table sets forth each named executive officer’s Fiscal 2018 salary.

Name	Salary	Percentage Increase over Fiscal 2017 Salary
Hugh J. Gallagher (1)	$354,081	5.0%
Ted J. Jastrzebski (2)	$650,000	N/A
John L. Walsh	$1,196,845	2.0%
Monica M. Gaudiosi	$475,345	3.5%
Anthony D. Rosback	$391,508	1.5%
Jerry E. Sheridan	$563,407	2.0%
(1) Effective September 18, 2018, Mr. Gallagher’s base salary increased to $460,000 in connection with his promotion to the role of President and Chief Executive Officer of the General Partner.
(2) Mr. Jastrzebski’s salary was prorated in Fiscal 2018 based on his commencement of employment with UGI Corporation. As a result, Mr. Jastrzebski’s actual salary received in Fiscal 2018 (based on his employment commencement date of May 22, 2018) was $210,000.
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
The Partnership’s Fiscal 2018 EBITDA is adjusted to exclude changes in unrealized gains or losses on commodity derivative instruments not associated with current period transactions at AmeriGas Propane and other gains and losses that AmeriGas Propane’s competitors do not necessarily have (“Adjusted EBITDA”) and UGI Corporation’s Fiscal 2018 EPS is adjusted to exclude (i) the impact of changes in unrealized gains and losses on commodity and certain foreign currency derivative instruments not associated with current period transactions, (ii) integration expenses associated with the Finagaz acquisition in France, (iii) losses on extinguishments of debt, (iv) the remeasurement impact on net deferred tax liabilities from a change in French corporate income tax rate and U.S. tax reform legislation, and (v) the impairment of AmeriGas Propane, L.P.’s tradenames and trademarks (“Adjusted EPS”).

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

Messrs. Walsh and Jastrzebski and Ms. Gaudiosi participate in the UGI Corporation Executive Annual Bonus Plan (the “UGI Bonus Plan”). For reasons similar to those underlying our use of Adjusted EBITDA as a goal for the AmeriGas NEOs, the entire target award opportunity for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi was based on UGI’s Adjusted EPS, which was then modified based on the achievement of a safety performance goal based on weighted average safety modifier results from AmeriGas Propane, UGI Utilities, Inc., UGI Energy Services, LLC, and UGI International, LLC. We also believe that Adjusted EPS is an appropriate measure for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi because their duties encompass UGI and its affiliated businesses, including the General Partner and AmeriGas Partners. Adjusted EPS is not subject to adjustment based on customer growth or similar metrics, but we believe that achievement of superior safety performance is an important short-term and long-term strategic initiative of UGI Corporation and is therefore included as a component of the UGI Corporation bonus calculation.

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

As noted above, the 90 percent component of the bonus award opportunity for each of the AmeriGas NEOs was based on Adjusted EBITDA of AmeriGas Partners and structured so that no amount would be paid unless AmeriGas Partners’ Adjusted EBITDA was at least 80 percent of the target amount, while 200 percent of the target bonus could be payable if Adjusted EBITDA equaled or exceeded 120 percent of the target amount. The percentage of target bonus payable based on the level of achievement of Adjusted EBITDA is referred to as the “Adjusted EBITDA Leverage Factor.” The Adjusted EBITDA Leverage Factor is then modified to reflect the degree of achievement of a predetermined safety performance objective tied to AmeriGas Propane’s Fiscal 2018 Occupational Safety and Health Administration (“OSHA”) recordables (“Safety Leverage Factor”). For Fiscal 2018, the percentage representing the Safety Leverage Factor ranged from 80 percent if the performance target was not achieved, to a maximum of 120 percent if performance exceeded the target. We believe the Safety Leverage Factor for Fiscal 2018 represented an achievable but challenging performance target. Once the Adjusted EBITDA Leverage Factor and Safety Leverage Factor are determined, the Adjusted EBITDA Leverage Factor is multiplied by the Safety Leverage Factor to obtain a total adjusted leverage factor (the “Total Adjusted Leverage Factor”). The Total Adjusted Leverage Factor is then multiplied by the target bonus opportunity to arrive at the 90 percent portion of the bonus award payable for the fiscal year. The actual Adjusted EBITDA achieved for Fiscal 2018 was $605.5 million. The applicable range for targeted Adjusted EBITDA for bonus purposes for Fiscal 2018 was $650 million to $690 million. The remaining 10 percent component of the bonus award opportunity was based on customer service goals, but this portion of the bonus award is only payable if there is at least a threshold payout under the Adjusted EBITDA financial component of the award. For Fiscal 2018, AmeriGas Propane engaged a third party company to conduct surveys of the Partnership’s customers in order to better understand customer satisfaction with services provided by the Partnership. Each individual survey is given an overall satisfaction score and the scores are then aggregated by the third party company to calculate a total score known as a net promoter score. The award opportunity for the customer service component for each of the AmeriGas NEOs was structured so that no amount would be paid unless the net promoter score was at least 85 percent of the net promoter score target, with the target bonus award being paid out if the net promoter score was 100 percent of the targeted goal. The maximum award, equal to 150 percent of the targeted award, would be payable if the net promoter score exceeded the net promoter score target. Based on (i) the Adjusted EBITDA Leverage Factor, as modified by the Total Adjusted Safety Leverage Factor (which exceeded the targeted amount), and (ii) the net promoter score (which was slightly below the net promoter score target), the AmeriGas NEOs each received a bonus payout equal to 91.7 percent of his target award for Fiscal 2018.

The bonus award opportunity for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi was structured so that no amount would be paid unless UGI’s Adjusted EPS, as modified based on the achievement of a safety performance goal based on weighted average safety modifier results from AmeriGas Propane, UGI Utilities, Inc., UGI Energy Services, LLC, and UGI International, LLC was

at least 80 percent of the target amount, with the target bonus award being paid out if UGI’s Adjusted EPS was 100 percent of the targeted Adjusted EPS. The maximum award, equal to 200 percent of the target award, would be payable if Adjusted EPS equaled or exceeded 120 percent of the Adjusted EPS target. The targeted Adjusted EPS for bonus purposes for Fiscal 2018 was established to be in the range of $2.45 to $2.65 per UGI common share. Adjusted EPS achieved for Fiscal 2018 was $2.74 and Adjusted EPS for bonus purposes, as adjusted to exclude all current-period impacts of U.S. tax reform legislation and the change in French corporate income tax rate, was $2.55. As a result, Messrs. Walsh and Jastrzebski and Ms. Gaudiosi each received a bonus payout equal to 118.2 percent of his or her target award for Fiscal 2018.

Long-Term Compensation - Fiscal 2018 Equity Awards
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
Our long-term compensation for Fiscal 2018 included UGI Corporation stock option grants and either AmeriGas Partners or UGI Corporation performance unit awards. AmeriGas Partners performance units were awarded under the 2010 AmeriGas Propane, Inc. Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. (the “2010 Plan”). UGI Corporation stock options and performance units were awarded under the UGI Corporation 2013 Omnibus Incentive Compensation Plan (the “2013 UGI Plan”). UGI Corporation stock options generally have a term of ten years and become exercisable in three equal annual installments beginning on the first anniversary of the grant date. The AmeriGas NEOs were awarded AmeriGas Partners performance units tied to (i) a relative TUR metric based on the Alerian MLP Index, as modified by AmeriGas Partners’ TUR performance compared to the other two retail propane distribution companies in the Alerian Index, and (ii) a customer gain/loss metric. Messrs. Walsh and Jastrzebski and Ms. Gaudiosi were awarded UGI Corporation performance units tied to the three-year total shareholder return performance of UGI common stock relative to that of the companies in the Adjusted Russell MidCap Utilities Index. Each performance unit represents the right of the recipient to receive a common unit or share of common stock if specified performance goals and other conditions are met. In addition, Mr. Jastrzebski received a UGI Corporation restricted unit award of 12,000 UGI Corporation restricted stock units, with dividend equivalents, in connection with the commencement of his employment. Each stock unit represents a share of UGI Corporation common stock, 6,000 of which will vest on the second anniversary of Mr. Jastrzebski’s employment commencement date and 6,000 of which will vest on the third anniversary of Mr. Jastrzebski’s employment commencement date.

As is the case with cash compensation and annual bonus awards, we referenced Pay Governance’s analysis of executive compensation database information in establishing equity compensation for the named executive officers. In determining the total dollar value of the long-term compensation opportunity to be provided in Fiscal 2018, we initially referenced (i) median salary information, and (ii) competitive market-based long-term incentive compensation information, both as calculated by Pay Governance.

For the AmeriGas NEOs, we initially applied approximately 30 percent of the amount of the long-term incentive opportunity to UGI Corporation stock options, and approximately 70 percent to AmeriGas performance units (30 percent is applied to AmeriGas Partners performance compared to the Alerian MLP Index, as modified by AmeriGas Partners’ TUR performance compared to the other two publicly traded retail propane distribution companies, Ferrellgas Partners, L.P. and Suburban Propane Partners, L.P. (the “Propane MLP Group”), and 40 percent is tied to a customer gain/loss performance metric). For Messrs. Walsh and Jastrzebski and Ms. Gaudiosi, we initially applied approximately 50 percent of the amount of the long-term incentive opportunity to stock options and approximately 50 percent to performance units. We believe this bifurcation provides a good balance between two important goals. Because the value of stock options is a function of the appreciation or depreciation of stock price, stock options are designed to align the executive’s interests with shareholder interests. As explained in more detail below, the performance units are designed to encourage increased total unitholder or shareholder return over a period of time.

For Fiscal 2018 equity awards, Pay Governance provided the competitive market incentive levels based on its assessment of accounting values. Pay Governance then provided data for our long-term incentive values by utilizing accounting values. Accounting values are reported directly by companies to the survey databases and are determined in accordance with GAAP.

While management used the Pay Governance calculations as a starting point, in accordance with past practice, management recommended adjustments to the aggregate number of UGI Corporation stock options and AmeriGas Partners and UGI performance units calculated by Pay Governance. The adjustments were designed to address historic grant practices, internal pay equity and the policy of UGI that the three-year average of the annual number of equity awards made under the 2013 UGI Plan for the fiscal years 2016 through 2018, expressed as a percentage of common shares outstanding at fiscal year-end, will not exceed 2 percent. For purposes of calculating the annual number of equity awards used in this calculation: (i) each stock option granted is deemed to equal one share, and (ii) each performance unit earned and paid in shares of stock is deemed to equal 4.67 shares. The adjustments resulted in (i) a decrease in the number of shares underlying options for Mr. Walsh and an increase therein for all other NEOs and (ii) a decrease in the number of performance units awarded to Mr. Walsh and an increase therein for all other NEOs, in each case as compared to amounts calculated by Pay Governance using accounting values.

As a result of the Committee’s acceptance of management’s recommendations, the named executive officers received between approximately 83 percent and 107 percent of the total dollar value of long-term compensation opportunity recommended by Pay Governance using accounting values. The actual grant amounts based on the foregoing analysis are as follows:

Name	Shares Underlying Stock Options # Granted	Performance Units Alerian MLP Index (as modified) # Granted	Performance Units Customer Gain/Loss # Granted
Hugh J. Gallagher	13,000	1,500	2,400
Ted J. Jastrzebski	155,000	(1)	N/A
John L. Walsh	260,000	(1)	N/A
Monica M. Gaudiosi	60,000	(1)	N/A
Anthony D. Rosback	21,000	2,450	4,200
Jerry E. Sheridan	50,000	5,600	11,250

(1)
Messrs. Walsh and Jastrzebski and Ms. Gaudiosi were awarded 37,000, 21,000 and 8,500 UGI performance units, respectively, during Fiscal 2018.    Mr. Jastrzebski was also awarded 12,000 UGI Corporation restricted stock units in connection with the commencement of his employment.

Peer Groups and Performance Metrics

The AmeriGas NEOs were awarded performance unit awards for the period from January 1, 2018 to December 31, 2020 tied to two different metrics: (i) the three-year TUR performance of AmeriGas Partners common units relative to that of the entities in the Alerian MLP Index, as modified based on the three-year TUR performance of AmeriGas Partners common units relative to that of the other companies in the Propane MLP Group, and (ii) a customer gain/loss metric. The Committee determined that a metric directly tied to customer gains and losses would strengthen the link between pay and performance and advance AmeriGas Partners’ long-term strategic goals and objectives.

With respect to AmeriGas Partners performance units tied to the Alerian MLP Index, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Alerian MLP Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. The result is then modified based on AmeriGas Partners’ TUR performance compared to the Propane MLP Group. If AmeriGas Partners’ Alerian TUR performance qualifies for a payout at the conclusion of the three-year period ending December 31, 2020, then that payout would be modified as follows: (i) if AmeriGas Partners’ TUR during the three-year period ranks first compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 130 percent; (ii) if AmeriGas Partners’ TUR during the three-year period ranks second compared to the other companies in the Propane MLP Group, then the performance unit payout would be leveraged at 100 percent; and (iii) if AmeriGas Partners’ TUR during the three-year period ranks third compared to the other Propane MLP Group companies, then the performance unit payout would be leveraged at 70 percent. The overall payout is capped at 200 percent of the target number of performance units awarded. In calculating the TUR for purposes of the modification, we will compare the TUR of AmeriGas Partners’ common units relative to the TUR performance of those entities comprising the Propane MLP Group using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TUR, we will use the average price for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TUR gives effect to all distributions throughout the three-year performance period as if they had been reinvested. If one of the other two companies in the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“Adjustment Event”) during the first year of the performance period, then the performance units tied to the Propane MLP Group will become payable at the end of the three-year performance period based on AmeriGas Partners’ TUR performance compared to the Alerian MLP Index and no modification will be made. If an Adjustment Event occurs during the second year of the performance period, then one-half of the modifier would be applied to the payout calculated under the Alerian MLP Index. If an Adjustment Event occurs during the third year of the performance period, then the full Propane MLP Group modifier would be calculated using the TUR as of the day immediately preceding the first public announcement of the Adjustment Event. The entities comprising the Alerian MLP Index as of January 1, 2018 were as follows:

Alliance Resource Partners, L.P.	Enterprise Products Partners, L.P.	Shell Midstream Partners L.P.
AmeriGas Partners, L.P.	EQT Midstream Partners, L.P.	Spectra Energy Partners, LP
Andeavor Logistics LP	GasLog Partners LP	Suburban Propane Partners, L.P.
Antero Midstream Partners, L.P.	Genesis Energy, L.P.	Summit Midstream Partners L.P.
Boardwalk Pipeline Partners L.P.	Golar LNG Partners, L.P.	Sunoco L.P.
Buckeye Partners, L.P.	Holly Energy Partners, L.P.	Tallgrass Energy Partners L.P.
Cheniere Energy Partners, L.P.	Magellan Midstream Partners, L.P.	TC Pipelines, L.P.
Crestwood Equity Partners L.P.	MPLX, L.P.	Teekay LNG Partners L.P.
DCP Midstream Partners, LP	NGL Energy Partners, L.P.	Valero Energy Partners, L.P.
Dominion Midstream Partners, L.P.	Nobel Midstream Partners LP	Viper Energy Partners LP
Enable Midstream Partners, L.P.	NuStar Energy L.P.	Western Gas Partners, LP
Enbridge Energy Partners, L. P.	Phillips 66 Partners, L.P.	Williams Partners L.P.
Energy Transfer Partners, L.P.	Plains All American Pipeline, L.P.
EnLink Midstream Partners, L.P.	Rice Midstream Partners, L.P.

The Fiscal 2018 performance units awarded to the AmeriGas NEOs and tied to customer gain and loss performance will be paid at the conclusion of the three-year performance period ending September 30, 2020 (assuming continued employment through December 31, 2020). The overall payout is capped at 200 percent of the target number of performance units awarded. The Committee believes that challenging goals and targets have been established with respect to the customer gain/loss metric for the described performance units. For illustrative purposes, with the exception of Fiscal 2018, there would have been no payout during at least the last five fiscal years had this metric been in place.

With respect to UGI performance units, we will compare the TSR of UGI’s common stock relative to the TSR performance of those companies comprising the Adjusted Russell MidCap Utilities Index as of the beginning of the performance period using the comparative returns methodology used by Bloomberg L.P. or its successor at the time of calculation. In computing TSR, the Company uses the average of the daily closing prices for its common stock and the common stock of each company in the Adjusted Russell MidCap Utilities Index for the calendar quarter prior to January 1 of the beginning and end of a given three-year performance period. In addition, TSR gives effect to all dividends throughout the three-year performance period as if they had been reinvested. If a company is added to the Adjusted Russell MidCap Utilities Index during a three-year performance period, we do not include that company in our TSR analysis. We will only remove a company that was included in the Adjusted Russell MidCap Utilities Index at the beginning of a performance period if such company ceases to exist during the applicable performance period. Those companies in the Adjusted Russell MidCap Utilities Index as of January 1, 2018 were as follows:

Alliant Energy	Edison International	Pinnacle West Capital Corp.
Ameren Corporation	Entergy Corporation	PPL Corporation
American Water Works Company, Inc.	Eversource Energy	Public Service Enterprise Group
Aqua America, Inc.	FirstEnergy Corp.	SCANA Corporation
Atmos Energy Corporation	Great Plains Energy	Sempra Energy
Avangrid	Hawaiian Electric Industries, Inc.	The AES Corporation
Calpine Corporation	MDU Resources Group, Inc.	Vectren Corporation
Centerpoint Energy, Inc.	National Fuel Gas Company	Vistra Energy Corporation
CMS Energy Corporation	NiSource Inc.	WEC Energy
Consolidated Edison, Inc.	NRG Energy, Inc.	Westar Energy, Inc.
DTE Energy Company	OGE Energy Corp.	Xcel Energy Inc.

The Committee determined that the Adjusted Russell MidCap Utilities Index is an appropriate peer group because the companies included in the Russell MidCap Utilities Index generally are comparable to the Company in terms of market capitalization and the Company is included in the Russell MidCap Utilities Index. Beginning in November 2010, the Company, with approval of the Committee, excluded telecommunications companies from the peer group because the nature of the telecommunications business is markedly different from that of other companies in the utilities industry. The minimum award, equivalent to 25 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 25th percentile of the Adjusted Russell

MidCap Utilities Index. The target award, equivalent to 100 percent of the number of performance units, will be payable if the TSR rank is at the 50th percentile. The maximum award, equivalent to 200 percent of the number of performance units, will be payable if the Company’s TSR rank is at the 90th percentile of the Adjusted Russell MidCap Utilities Index.

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

Long-Term Compensation - Payout of Performance Units for 2015-2017 Period

During Fiscal 2018, we paid out awards to those executives who received AmeriGas Partners’ performance units and UGI performance units covering the period from January 1, 2015 to December 31, 2017. For that period, Messrs. Gallagher, Rosback, and Sheridan received AmeriGas performance units tied to two different metrics: (i) the Alerian Index and (ii) customer gain/loss performance. AmeriGas Partners’ TUR ranked 1st relative to the other companies in the Alerian Index and the Propane MLP Group, placing AmeriGas Partners at the 100th percentile ranking and resulting in a maximum payout of 200 percent of the target award. Because the payout exceeded 100 percent, the AmeriGas 2010 Plan provides that cash will be paid in lieu of units for any amount in excess of the 100 percent target. During Fiscal 2018, we paid out awards to those executives who received UGI performance units covering the period from January 1, 2015 to December 31, 2017. For that period, UGI’s TSR ranked 20th relative to the other companies in the Russell Midcap Utilities Index, placing UGI at the 41st percentile ranking, resulting in a 72 percent payout of the target award. The performance unit payouts for Fiscal 2018 were as follows:

Name	Performance Unit Payout (#) (1)	Performance Unit Payout Value ($) (2)			Cash Payout ($) (3)
Hugh J. Gallagher (4)	1,097		$73,968		$109,712
Ted J. Jastrzebski (5)	N/A	$	N/A	$	N/A
John L. Walsh (6)	21,549		$1,519,067		$91,483
Monica M. Gaudiosi (6)	4,823		$318,978		$19,210
Anthony D. Rosback (4)	1,403		$92,460		$133,620
Jerry E. Sheridan (4)	4,910		$321,299		$476,561

(1)	Number of units/shares paid out after withholding taxes.

(2)	Payout value based on performance units awarded before withholding taxes.

(3)	Includes award in excess of 100 percent and dividend or distribution equivalent payout.

(4)	Messrs. Gallagher, Rosback and Sheridan received AmeriGas Partners performance units.

(5)	Mr. Jastrzebski did not receive a performance unit payout during Fiscal 2018.

(6)	Mr. Walsh and Ms. Gaudiosi received UGI performance units.

Perquisites and Other Compensation

We provide limited perquisite opportunities to our named executive officers. We provide reimbursement for tax preparation services (discontinued in Fiscal 2011 for newly hired executives), airline membership reimbursement, and limited spousal travel. Our named executive officers may also occasionally use UGI’s tickets for sporting events for personal rather than business purposes. The aggregate cost of perquisites for all named executive officers in Fiscal 2018 was less than $10,000.

Other Benefits
Our named executive officers participate in various retirement, pension, deferred compensation and severance plans, which are described in greater detail in the Ongoing Plans and Post-Employment Agreements section of this Compensation Discussion and Analysis. We also provide employees, including the named executive officers, with a variety of other benefits, including medical and dental benefits, disability benefits, life insurance, and paid time off for holidays and vacations. These benefits generally are available to all of our full-time employees, although the General Partner provided certain enhanced disability and life insurance benefits to its senior executives, which for the AmeriGas NEOs had a total aggregate cost in Fiscal 2018 of less than $5,000.
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
UGI Utilities, Inc. Savings Plan (the “UGI Savings Plan”)

This plan is a tax-qualified defined contribution plan available to, among others, employees of UGI. Under the plan, an employee may contribute, subject to Internal Revenue Code (the “Code”) limitations, up to a maximum of 50 percent of his or her eligible compensation on a pre-tax basis and up to 20 percent of his or her eligible compensation on an after-tax basis. The combined maximum of pre-tax and after-tax contributions is 50 percent of his or her eligible compensation. UGI provides matching contributions targeted at 50 percent of the first 3 percent of eligible compensation contributed by the employee in any pay period, and 25 percent of the next 3 percent. For participants entering the UGI Savings Plan on or after January 1, 2009 who are not eligible to participate in the UGI Utilities Retirement Plan, UGI provides matching contributions targeted at 100 percent of the first 5 percent of eligible compensation contributed by the employee in any pay period. Amounts credited to an employee’s account in the plan may be invested among a number of funds, including the Company’s stock fund. Messrs. Walsh and Jastrzebski and Ms. Gaudiosi are eligible to participate in the UGI Savings Plan.
Retirement Income Plan for Employees of UGI Utilities, Inc. (the “UGI Utilities Retirement Plan”)

This plan is a tax-qualified defined benefit plan available to, among others, employees of UGI and certain of its subsidiaries. The UGI Utilities Retirement Plan was closed to new participants as of January 1, 2009. The UGI Utilities Retirement Plan provides an annual retirement benefit based on an employee’s earnings and years of service, subject to maximum benefit limitations. Mr. Walsh participates in the UGI Utilities Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2018 and accompanying narrative for additional information.
UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan
UGI Corporation Supplemental Executive Retirement Plan

This plan is a nonqualified defined benefit plan that provides retirement benefits that would otherwise be provided under the UGI Utilities Retirement Plan to employees hired prior to January 1, 2009, but are prohibited from being paid from the UGI Utilities Retirement Plan by Code limits. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh participates in the UGI Corporation Supplemental Executive Retirement Plan. See Compensation of Executive Officers - Pension Benefits Table - Fiscal 2018 and accompanying narrative for additional information.

UGI Corporation Supplemental Savings Plan

This plan is a nonqualified deferred compensation plan that provides benefits that would be provided under the qualified UGI Savings Plan to employees hired prior to January 1, 2009 in the absence of Code limitations. The Supplemental Savings Plan is intended to pay an amount substantially equal to the difference between the Company matching contribution to the qualified UGI Savings Plan and the matching contribution that would have been made under the qualified UGI Savings Plan if the Code limitations were not in effect. At the end of each plan year, a participant’s account is credited with earnings equal to the weighted average return on two indices: 60 percent on the total return of the Standard and Poor’s 500 Index and 40 percent on the total return of the Barclays Capital U.S. Aggregate Bond Index. The plan also provides additional benefits in the event of certain terminations of employment covered by a change in control agreement. Mr. Walsh is eligible to participate in the UGI Corporation Supplemental Savings Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2018 and accompanying narrative for additional information.
2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees

The 2009 UGI Corporation Supplemental Executive Retirement Plan for New Employees (the “UGI SERP”) is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Utilities Retirement Plan, having commenced employment with UGI on or after January 1, 2009. Under the UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($270,000 in 2018) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Savings Plan, other than the UGI stock fund. Mr. Jastrzebski and Ms. Gaudiosi are eligible to participate in the UGI SERP. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2018 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Supplemental Executive Retirement Plan

The General Partner maintains a supplemental executive retirement plan, which is a nonqualified deferred compensation plan for highly compensated employees of the General Partner. Under the plan, the General Partner credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation up to the Code compensation limits and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Participants direct the investment of the amounts in their accounts among a number of mutual funds. Mr. Sheridan participated in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan (“AmeriGas SERP”) through September 18, 2018 and the other AmeriGas NEOs currently participate in the AmeriGas SERP. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2018 and accompanying narrative for additional information.
AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan

The General Partner maintains a nonqualified deferred compensation plan under which participants may defer up to $10,000 of their annual compensation. Deferral elections are made annually by eligible participants in respect of compensation to be earned for the following year. Participants may direct the investment of deferred amounts into a number of mutual funds. Payment of amounts accrued for the account of a participant generally is made following the participant’s termination of employment. The AmeriGas NEOs are eligible to participate in the AmeriGas Propane, Inc. Nonqualified Deferred Compensation Plan. See Compensation of Executive Officers - Nonqualified Deferred Compensation Table - Fiscal 2018 and accompanying narrative for additional information.
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
Severance Pay Plans for Senior Executive Employees

The General Partner and UGI each maintain a severance pay plan that provides severance compensation to certain senior level employees. The plans are designed to alleviate the financial hardships that may be experienced by executive employee participants whose employment is terminated without just cause, other than in the event of death or disability. The General Partner’s plan covers the AmeriGas NEOs and the UGI plan covers Messrs. Walsh and Jastrzebski and Ms. Gaudiosi. See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the severance plans.

Separation Agreement with Mr. Sheridan
Mr. Sheridan entered into a Separation Agreement and General Release with the General Partner (the “Separation Agreement”) in accordance with the AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated. In accordance with the Separation Agreement, Mr. Sheridan has resigned from all offices held prior to September 18, 2018 and will receive a lump sum payment. Mr. Sheridan remains an employee of the General Partner through January 2, 2019. Mr. Sheridan’s agreement requires that he execute a release discharging the General Partner and its subsidiaries from liability in connection with his separation of service from the Company.
Change in Control Agreements

The General Partner has change in control agreements with each of the AmeriGas NEOs and UGI has change in control agreements with Messrs. Walsh and Jastrzebski and Ms. Gaudiosi. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disturbing circumstances arising from the possibility of the change in control and to serve as an incentive to their continued employment with us. The agreements provide for payments and other benefits if we terminate an executive’s employment without cause or if the executive terminates employment for good reason within two years following a change in control of UGI (and, in the case of the AmeriGas NEOs, the General Partner or AmeriGas Partners). See Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control for further information regarding the change in control agreements.
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

As of September 30, 2018, the equity ownership requirements for the named executive officers were as follows:

Name	Equity Ownership Requirement (UGI common stock or AmeriGas Partners common units)
Hugh J. Gallagher (1)	12,000
Ted J. Jastrzebski	50,000
John L. Walsh	225,000
Monica M. Gaudiosi	30,000
Anthony D. Rosback	20,000
(1) In Mr. Gallagher’s capacity as Vice President - Finance and Chief Financial Officer, his equity ownership requirement was 12,000 AmeriGas Partners common units or UGI common stock. In his current capacity as President and Chief Executive Officer, Mr. Gallagher’s new equity ownership requirement is 30,000.

Executives are permitted to satisfy their requirements through ownership of AmeriGas Partners common units, UGI common stock, or a combination of AmeriGas Partners common units and UGI common stock, with each AmeriGas Partners common unit equivalent to 1.0 share of UGI common stock. Although not all named executive officers have met their respective ownership requirements due to the amount of time they have served in their current positions, all named executive officers were in compliance at September 30, 2018 with the Company’s Policy requiring the accumulation of equity over time. See Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters - Ownership of Partnership Common Units by the Directors and Named Executive Officers.
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
Role of Executive Officers in Determining Executive Compensation

In connection with Fiscal 2018 compensation, Mr. Walsh, aided by our corporate human resources department, provided statistical data and recommendations to the appropriate Committee to assist it in determining compensation levels. Mr. Walsh did not make recommendations as to his own compensation and was excused from the Committee meeting when his compensation was discussed by the Committee. While the Committees utilized information provided by Mr. Walsh, and valued Mr. Walsh’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the Committee for all named executive officers, except Messrs. Sheridan and Walsh, for whom executive compensation decisions were made by the independent members of the applicable Board of Directors following Committee recommendations. In connection with his transition to the role of President and Chief Executive Officer, executive compensation decisions for Mr. Gallagher were also made by the independent members of the Board of Directors of the General Partner following Committee recommendation.

Tax Considerations

In Fiscal 2018, we paid salary and annual bonus compensation to named executive officers that may not be fully deductible under U.S. federal tax law. Section 162(m) of the Code sets a $1,000,000 cap on the deduction for compensation paid by a publicly held corporation to a “covered employee,” which includes certain of our named executive officers. Other than certain grandfathered awards, the TCJA eliminated the performance based compensation exception under Section 162(m) for taxable years beginning after December 31, 2017. We will continue to consider and evaluate all of our compensation programs in light of federal tax law and regulations. Nevertheless, we believe that, in some circumstances, factors other than tax deductibility take precedence in determining the forms and amount of compensation, and we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company.

RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2018. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.
SUMMARY COMPENSATION TABLE

The following tables, narrative and footnotes provide information regarding the compensation of our Chief Executive Officer, our Principal Financial Officer, our 3 other most highly compensated executive officers, and one former executive officer in Fiscal 2018.
Summary Compensation Table — Fiscal 2018

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (1)(c)	Bonus ($) (2)(d)	Stock Awards ($) (3)(e)	Option Awards ($) (3) (f)	Non-Equity Incentive Plan Compensation ($) (4) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5) (h)	All Other Compensation ($) (6) (i)	Total ($) (7) (j)
H. J. Gallagher	2018	353,433	0	253,488	94,380	162,346	0	52,444	916,091
Vice President - Finance	2017	336,721	16,250	202,112	105,840	0	16,212	65,420	742,555
Chief Financial Officer	2016	323,389	0	171,241	83,843	0	56,243	32,786	667,502
T. J. Jastrzebski	2018	210,000	0	1,958,760 (8)	1,257,050 (9)	256,100	0	33,360	3,715,270
Principal Financial Officer
J. L. Walsh	2018	1,195,943	0	1,994,300	1,887,600	1,768,338	544,481	55,997	7,446,659
Chairman	2017	1,171,854	0	1,953,960	2,041,200	1,308,319	1,334,584	51,795	7,861,712
	2016	1,132,043	0	1,648,500	1,581,030	1,159,212	2,439,939	61,549	8,022,273
M. M. Gaudiosi	2018	474,727	0	458,150	435,600	393,300	0	82,180	1,843,957
Vice President, General	2017	458,833	0	462,780	453,600	266,281	0	67,472	1,708,966
Counsel and Secretary	2016	447,655	0	362,670	335,370	238,232	0	63,956	1,447,883
A. D. Rosback	2018	391,295	0	391,940	152,460	197,457	0	59,375	1,192,527
Vice President and	2017	385,017	15,000	358,800	173,880	0	0	69,525	1,002,222
Chief Operating Officer	2016	367,128	0	289,655	134,148	0	0	53,007	843,938
J. E. Sheridan	2018	562,982	0	962,912	363,000	413,315	0	97,679	2,399,888
President and	2017	551,943	31,250	888,140	400,680	0	0	67,742	1,939,755
Chief Executive Officer	2016	541,082	0	699,474	311,415	0	0	54,108	1,606,079

(1)	The amounts shown in column (c) represent salary payments actually received during the fiscal year shown based on the number of pay periods within such fiscal year. Mr. Jastrzebski’s Fiscal 2018 salary reflects his employment date of May 22, 2018.

(2)	The amounts shown in column (d) represent discretionary cash bonus awards for Fiscal 2017 to Messrs. Gallagher, Rosback, and Sheridan.

(3)
The amounts shown in columns (e) and (f) above represent the fair value of awards of performance units and stock options, as the case may be, on the date of grant. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our Consolidated Financial Statements for Fiscal 2018 and in Exhibit No. 99 to this Report. See the Grants of Plan-Based Awards Table for information on awards of performance units and stock options made in Fiscal 2018. The amount shown in this column also represents (1) a discretionary equity award to Mr. Gallagher of 1,095 units representing time-based AmeriGas Partners restricted units with a grant date of November 24, 2017, (2) a discretionary equity award to Mr. Sheridan of 2,106 units representing time-based AmeriGas Partners restricted units with a grant date of November 24, 2017 and (3) a discretionary equity award to Mr. Rosback of 1,011 units representing time-based AmeriGas restricted units with a grant date of November 24, 2017.

(4)
The amounts shown in this column represent payments made under the applicable performance-based annual bonus plan. For Fiscal 2018, Mr. Jastrzebski received 10% of his payout in UGI Corporation common stock in compliance with UGI’s ongoing stock ownership requirements and Messrs. Gallagher and Rosback received 10% of their payouts in AmeriGas Partners common units in compliance with UGI’s ongoing stock ownership requirements.

(5)
The amounts shown in column (h) of the Summary Compensation Table - Fiscal 2018 reflect (i) for Mr. Walsh, the change in the actuarial present value from September 30, 2017 to September 30 2018 of his accumulated benefit under UGI’s defined benefit pension plans, and (ii) the above-market portion of earnings, if any, on nonqualified deferred compensation accounts.  The change in pension value from year to year as reported in this column is subject to market volatility and may not represent the value that Mr. Walsh will actually accrue under the UGI pension plans during any given year. Mr. Gallagher has a vested annual benefit under the Retirement Income Plan for Employees of UGI Utilities, Inc. based on prior credited service of approximately $37,100. Mr. Gallagher is not currently earning benefits under that plan. Messrs. Jastrzebski, Sheridan and Rosback and Ms. Gaudiosi are not eligible to participate in the UGI Utilities Retirement Income Plan. The material terms of the pension plans and deferred compensation plans are described in the Pension Benefits Table - Fiscal 2018 and the Nonqualified Deferred Compensation Table - Fiscal 2018, and the related narratives to each. Earnings on deferred compensation are considered above-market to the extent that the rate of interest exceeds 120 percent of the applicable federal long-term rate. For purposes of the Summary Compensation Table - Fiscal 2018, the market rate on deferred compensation most analogous to the rate at the time the interest rate is set under the UGI plan for Fiscal 2018 was 3.16 percent, which is 120 percent of the federal long-term rate for December 2017. Earnings on deferred compensation are market-based and calculated by reference to externally managed mutual funds.

(6)
The table below shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the Summary Compensation Table - Fiscal 2018. None of the named executive officers received perquisites with an aggregate value of $10,000 or more during Fiscal 2018.

Name	Employer Contribution to 401(k) Savings Plan ($)	Employer Contribution to AmeriGas Supplemental Executive Retirement Plan/UGI Supplemental Savings Plan ($)	Total ($)
H. J. Gallagher	14,116	38,328	52,444
T. J. Jastrzebski	0	33,110	33,110
J. L. Walsh	6,112	49,885	55,997
M. M. Gaudiosi	8,627	73,553	82,180
A. D. Rosback	13,750	45,625	59,375
J. E. Sheridan	13,299	84,380	97,679

(7)
The compensation reported for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi is paid by UGI. For Fiscal 2018, UGI charged the Partnership 37 percent of the total compensation expense, other than the change in pension value, for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi.

(8)
Includes transition awards granted in connection with Mr. Jastrzebski’s commencement of employment of (i) 4,000 UGI Corporation performance units for the three-year measurement period ending December 31, 2018, (ii) 7,000 UGI Corporation performance units for the three-year measurement period ending December 31, 2019, (iii) 10,000 UGI Corporation performance units for the three-year measurement period ending December 31, 2020, (iv) 6,000 UGI Corporation restricted units with a vesting date of May 22, 2020, and (v) 6,000 UGI Corporation restricted units with a vesting date of May 22, 2021.

(9)	Includes 155,000 option awards granted in connection with Mr. Jastrzebski’s commencement of employment which vest in three equal annual installments beginning May 22, 2019.

Grants of Plan-Based Awards In Fiscal 2018
The following table and footnotes provide information regarding equity and non-equity plan grants to the named executive officers in Fiscal 2018.
Grants of Plan-Based Awards Table — Fiscal 2018

			Estimated Possible Payouts Under						All Other Stock Awards:	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value
		Board	Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Number of Shares of	Securities Underlying	Price of Option	of Stock and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#) (3)	(4)	($/Sh)	Awards
(a)	(a)	(a)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
H. J. Gallagher	10/1/2017	11/16/2017	91,530	177,041	354,081
	1/1/2018	11/16/2017								13,000	46.95	94,380
	1/1/2018	11/16/2017				429	2,450	4,900				93,195
	1/1/2018	11/16/2017				1,050	4,200	8,400				110,952
	11/24/2017	11/16/2017							1,095			49,341
T. J. Jastrzebski	5/22/2018	1/20/2018	104,000	216,667	433,333
	5/22/2018	1/20/2018								155,000	49.19	1,257,050
	5/22/2018	1/20/2018				1,000	4,000	8,000				317,720
	5/22/2018	1/20/2018				1,750	7,000	14,000				356,860
	5/22/2018	1/20/2018				2,500	10,000	20,000				693,900
	5/22/2018	2/7/2018							12,000			590,280
J. L. Walsh	10/1/2017	11/16/2017	718,107	1,496,056	2,992,113
	1/1/2018	11/16/2017								260,000	46.95	1,887,600
	1/1/2018	11/16/2017				9,250	37,000	74,000				1,994,300
M. M. Gaudiosi	10/1/2017	11/16/2017	148,308	308,974	617,949
	1/1/2018	11/16/2017								60,000	46.95	435,600
	1/1/2018	11/16/2017				2,125	8,500	17,000				458,150
A. D. Rosback	10/1/2017	11/16/2017	111,325	215,329	430,659
	1/1/2018	11/16/2017								21,000	46.95	152,460
	1/1/2018	11/16/2017				429	2,450	4,900				152,219
	1/1/2018	11/16/2017				1,050	4,200	8,400				194,166
	11/24/2017	11/16/2017							1,011			45,556
J. E. Sheridan	10/1/2017	11/16/2017	233,025	450,726	901,451
	1/1/2018	11/16/2017								50,000	46.95	363,000
	1/1/2018	11/16/2017				980	5,600	11,200				347,928
	1/1/2018	11/16/2017				2,813	11,250	22,500				520,088
	11/24/2017	11/16/2017							2,106			94,896

(1)
The amounts shown under this heading relate to bonus opportunities under the relevant company’s annual bonus plan for Fiscal 2018. See “Compensation Discussion and Analysis” for a description of the annual bonus plans. Payments for these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column (column (g)) of the Summary Compensation Table - Fiscal 2018. The threshold amount shown for Messrs. Gallagher, Rosback and Sheridan is based on achievement of (i) 80 percent of the financial goal with the resulting amount modified to the extent provided for above or below target achievement of the safety goal, and (ii) 93 percent of the customer service goal. The threshold amount shown for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi is based on achievement of 80 percent of the UGI financial goal with the resulting amount modified to the extent provided for above or below target achievement of the safety modifier goal. The threshold amount shown for Mr. Jastrzebski is prorated to his commencement of employment date.

(2)
The awards shown for Messrs. Gallagher, Rosback, and Sheridan are performance units under the 2010 AmeriGas Long-Term Incentive Plan, as described in “Compensation Discussion and Analysis.” Performance units are forfeitable until the end of the performance period in the event of termination of employment, with pro-rated forfeitures in the case of termination of employment due to retirement, death or disability. In the case of a change in control, outstanding performance units and distribution equivalents will only be paid for a qualifying termination of employment and will be paid in cash in an amount equal to the greater of (i) the target award, or (ii) the award amount that would be payable if the performance period ended on the date of the change in control, based on the Partnership’s achievement of the performance goal as of the date of the change in control, as determined by the Compensation/Pension Committee. The awards shown for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi are performance units under the 2013 UGI Plan, as described in “Compensation Discussion and Analysis.” Terms of these awards with respect to forfeitures and change in control, as defined in the 2013 UGI Plan, are analogous to the terms of the performance units granted under the 2010 AmeriGas Long-Term Incentive Plan.

(3)
The awards shown for Mr. Jastrzebski are restricted stock units granted under the Company’s 2013 Plan in connection with the commencement of Mr. Jastrzebski’s employment on May 22, 2018. Each stock unit represents a share of UGI Corporation common stock, 6,000 of which will vest on the second anniversary of Mr. Jastrzebski’s employment commencement date and 6,000 of which will vest on the third anniversary of Mr. Jastrzebski’s employment commencement date. The awards of Messrs. Gallagher’s, Sheridan’s and Rosback’s 1,095, 1,011 and 2,106 restricted units, respectively, granted under the AmeriGas 2010 Plan represent time-based AmeriGas Partners restricted units with a grant date of November 24, 2017 in recognition of progress made on key operational and organizational initiatives during Fiscal 2017.

(4)
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

Outstanding Equity Awards at Year-End
The table below shows the outstanding equity awards as of September 30, 2018 for each of the named executive officers:
Outstanding Equity Awards at Year-End Table — Fiscal 2018

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)	(#)		($)
(a)	(b)		(c)		(e)	(f)	(g)		(h)	(i)		(j)

H. J. Gallagher	8,250	(1)			27.64	12/31/2023
	15,000	(2)			38.05	1/20/2025
	11,666	(3)	5,834	(3)	33.76	12/31/2025				1,750	(14)	138,285
	4,666	(4)	9,334	(4)	46.08	12/31/2026				2,800	(15)	110,628
			13,000	(5)	46.95	12/31/2027				1,400	(16)	55,314
										2,300	(17)	90,873
										1,500	(18)	59,265
										2,400	(19)	94,824
							1,095	(20)	43,263

T. J. Jastrzebski			155,000	(6)	49.19	5/21/2028
										4,000	(22)	441,840
										7,000	(23)	388,360
										10,000	(24)	554,800
							12,000	(21)	665,760

J. L. Walsh	187,500	(7)			21.06	12/31/2020
	187,500	(8)			19.60	12/31/2021
	178,500	(9)			21.81	12/31/2022
	129,000	(10)			25.50	3/31/2023
	405,000	(1)			27.64	12/31/2023
	306,000	(11)			37.98	12/31/2024
	220,000	(3)	110,000	(3)	33.76	12/31/2025				50,000	(22)	5,523,000
	90,000	(4)	180,000	(4)	46.08	12/31/2026				38,000	(23)	2,108,240
			260,000	(5)	46.95	12/31/2027				37,000	(24)	2,052,760

M. M. Gaudiosi	75,000	(12)			17.75	4/22/2022
	75,000	(9)			21.81	12/31/2022
	75,000	(1)			27.64	12/31/2023
	63,000	(11)			37.98	12/31/2024
	46,666	(3)	23,334	(3)	33.76	12/31/2025				11,000	(22)	1,215,060
	20,000		40,000	(4)	46.08	12/31/2026				9,000	(23)	499,320
			60,000	(5)	46.95	12/31/2027				8,500	(24)	471,580

A. D. Rosback	12,675	(13)			33.48	3/22/2025
	18,666	(3)	9,334	(3)	33.76	12/31/2025				2,750	(14)	217,305
	7,666	(4)	15,334	(4)	46.08					5,000	(15)	197,550
			21,000	(5)	46.95	12/31/2026				2,400	(16)	94,824
										4,200	(17)	165,942
						12/31/2027				2,450	(18)	96,800
										4,200	(19)	165,942
							1,011	(20)	39,945

J. E. Sheridan			21,668	(3)	33.76	12/31/2025				6,700	(14)	529,434
	17,666	(4)	35,334	(4)	46.08	12/31/2026				12,000	(15)	474,120
			50,000	(5)	46.95	12/31/2027				5,500	(16)	217,305
										11,000	(17)	434,610
										5,600	(18)	444,488
										11,250	(19)	221,256
							2,106	(20)	83,208

Note: Column (d) was intentionally omitted.
(1) These options were granted effective January 1, 2014 and were fully vested on January 1, 2017.
(2) These options were granted effective January 21, 2015 and were fully vested on January 21, 2018.
(3) These options were granted effective January 1, 2016. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2019.
(4) These options were granted effective January 1, 2017. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2020.
(5) These options were granted effective January 1, 2018. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on January 1, 2021.
(6) These options were granted effective May 22, 2018 in connection with the commencement of Mr. Jastrzebski’s employment. These options vest 33 1/3 percent on each anniversary of the grant date and will be fully vested on May 22, 2021.
(7) These options were granted effective January 1, 2011 and were fully vested on January 1, 2014.
(8) These options were granted effective January 1, 2012 and were fully vested on January 1, 2015.
(9) These options were granted effective January 1, 2013 and were fully vested on January 1, 2016.
(10) These options were granted effective April 1, 2013 in connection with Mr. Walsh’s promotion to Chief Executive Officer in 2013 and were fully vested on April 1, 2016.
(11) These options were granted effective January 1, 2015 and were fully vested on January 1, 2018.
(12) These options were granted effective April 23, 2012 in connection with the commencement of Ms. Gaudiosi’s employment and were fully vested on April 23, 2015.
(13) These options were granted effective March 23, 2015 in connection with the commencement of Mr. Rosback’s employment and were fully vested on March 23, 2018.
(14) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2016. The performance measurement period for these units is January 1, 2016 through December 31, 2018. The value of the number of units that may be earned at the end of the performance period is based on the AmeriGas Partners’ TUR relative to that of each of the master limited partnerships in the Alerian MLP Index as of the first day of the performance measurement period, and then modified based on AmeriGas Partners’ three-year TUR relative to the TUR of the other companies in the Propane MLP Group. The actual number of units and accompanying distribution equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TUR performance through the end of the performance period. This number is then modified as follows: (i) if AmeriGas Partners’ TUR ranks first in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 130%; (ii) if AmeriGas Partners’ TUR ranks second in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 100%; and (iii) if AmeriGas Partners’ TUR ranks third in the Propane MLP Group for the three-year period, then the performance unit payout will be leveraged at 70%. The overall payout is capped at 200% of the target number of performance units awarded. The performance units will be payable, if at all, on January 1, 2019. As of October 31, 2018, AmeriGas Partners’ TUR ranking (10 out of 39 companies in the Alerian MLP Index and 1 out of 3 companies in the Propane MLP Group) would qualify for 200% leverage of the target number of performance units originally granted. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2018 Equity Awards for more information on the TUR performance goal measurements.
(15) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2016. The performance measurement period for these units is October 1, 2015 through September 30, 2018, but payable, if at all, on January 1, 2019. The value of the number of units that may be earned at the end of the performance period is based on AmeriGas Partners’ customer gain/loss performance during the three-year performance period. If the three-year cumulative customer gain/loss goal is exceeded, then the maximum leverage will be 200%. If the three-year cumulative customer gain/loss goal is at the threshold, then each year’s individual result will be leveraged at 25%. If the three-year cumulative customer gain/loss goal is below the threshold, then there will be no payout under this grant. Based on customer gain/loss performance during the performance measurement period, the target was not achieved and no payout is expected under this grant. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2018 Equity Awards for more information on the performance goal measurements.

(16) These performance units were awarded January 1, 2017. The measurement period for the performance goal is January 1, 2017 through December 31, 2019. The performance goal is the same as described in footnote 14, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2020.
(17) These performance units were awarded January 1, 2017. The measurement period for the performance goal is January 1, 2017 through December 31, 2019. The performance goal is the same as described in footnote 15, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2020.
(18) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2018. The performance goal is the same as described in footnote 14, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2021.
(19) The amount shown relates to a target award of AmeriGas Partners performance units granted effective January 1, 2018. The performance goal is the same as described in footnote 15, but it is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2021.
(20) These restricted AmeriGas Partners common units were granted effective November 24, 2017 and will fully vest on November 24, 2018.
(21) These restricted units were granted effective May 22, 2018 in connection with the commencement of Mr. Jastrzebski’s employment and will vest 50 percent on each anniversary of the grant date and will be fully vested on May 22, 2020.
(22) The amount shown relates to a target award of performance units granted effective January 1, 2016. The performance measurement period for these performance units is January 1, 2016 through December 31, 2018. The value of the number of performance units that may be earned at the end of the performance period is based on the Company’s TSR relative to that of each of the companies in the Russell Midcap Utility Index, excluding telecommunications companies, as of the first day of the performance measurement period. The actual number of performance units and accompanying dividend equivalents earned may be higher (up to 200% of the target award) or lower than the amount shown, based on TSR performance through the end of the performance period. The performance units will be payable, if at all, on January 1, 2019. As of October 31, 2018, the Company’s TSR ranking (4 out of 30 companies) would qualify for 199.1% leverage of the target number of performance units originally granted. See Compensation Discussion and Analysis - Long-Term Compensation - Fiscal 2018 Equity Awards for more information on the TSR performance goal measurements.
(23) These performance units were awarded January 1, 2017 with the exception of Mr. Jastrzebski who was awarded these units on his commencement date of May 22, 2018. The measurement period for the performance goal is January 1, 2017 through December 31, 2019. The performance goal is the same as described in footnote 21, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2020.
(24) These performance units were awarded January 1, 2018 with the exception of Mr. Jastrzebski who was awarded these units on his commencement date of May 22, 2018. The measurement period for the performance goal is January 1, 2018 through December 31, 2020. The performance goal is the same as described in footnote 21, but is measured for a different three-year period. The performance units will be payable, if at all, on January 1, 2021.

Option Exercises and Stock Vested Table — Fiscal 2018

The following table sets forth (1) the number of shares of UGI common stock acquired by the named executive officers in Fiscal 2018 from the exercise of stock options, (2) the value realized by those officers upon the exercise of stock options based on the difference between the market price for UGI’s common stock on the date of exercise and the exercise price for the options, (3) for Messrs. Gallagher, Rosback, and Sheridan the number of AmeriGas Partners performance units previously granted that vested in Fiscal 2018, and (4) for Mr. Walsh and Ms. Gaudiosi, the number of UGI performance units previously granted that vested in Fiscal 2018. For Messrs. Gallagher, Rosback, and Sheridan the value realized was based on the closing price on the NYSE for AmeriGas Partners Common Units, and for Mr. Walsh and Ms. Gaudiosi, the value realized was based on the closing price on the NYSE for shares of UGI common stock, on the vesting date.

	Option Awards		Stock/Unit Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
H. J. Gallagher	20,000	559,536	3,200	183,680
T. J. Jastrzebski	0	0	0	0
J. L. Walsh	50,000	1,504,895	32,355	1,610,551
M. M. Gaudiosi	0	0	6,794	338,188
A. D. Rosback	8,325	134,714	4,000	226,080
J. E. Sheridan	103,332	1,301,501	13,900	797,860

Retirement Benefits

The following table shows the number of years of credited service for the named executive officers under the UGI Utilities, Inc. Retirement Income Plan (which we refer to below as the “UGI Utilities Retirement Plan”) and the UGI Corporation Supplemental Executive Retirement Plan (which we refer to below as the “UGI SERP”) and the actuarial present value of accumulated benefits under those plans as of September 30, 2018 and any payments made to the named executive officers in Fiscal 2018 under those plans.
Pension Benefits Table — Fiscal 2018

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
H. J. Gallagher (2)	UGI SERP	11	15,885	0
	UGI Utilities Retirement Plan	11	386,240	0
T. J. Jastrzebski	None	0	0	0
J. L. Walsh	UGI SERP	13	8,916,688	0
	UGI Utilities Retirement Plan	13	883,144	0
M. M. Gaudiosi (1)	None	0	0	0
A. D. Rosback (1)	None	0	0	0
J. E. Sheridan (1)	None	0	0	0

(1)	Messrs. Jastrzebski, Rosback and Sheridan and Ms. Gaudiosi do not participate in any defined benefit pension plan.

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

The UGI Utilities Retirement Plan is subject to qualified-plan Code limits on the amount of annual benefit that may be paid and on the amount of compensation that may be taken into account in calculating retirement benefits under the plan. For 2018, the limit on the compensation that may be used is $275,000 and the limit on annual benefits payable for an employee retiring at age 65 in 2018 is $220,000. Benefits in excess of those permitted under the statutory limits are paid to certain employees under the UGI Corporation Supplemental Executive Retirement Plan, described below.

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

Actuarial assumptions used to determine values in the Pension Benefits Table

The amounts shown in the Pension Benefit Table above are actuarial present values of the benefits accumulated through September 30, 2018. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount that, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each named executive is age 62, which is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age. The key assumptions included in the calculations are as follows:

	September 30, 2018	September 30, 2017
Discount rate for UGI Utilities Retirement Plan for all purposes and for SERP, for pre-commencement calculations	4.40% (UGI Utilities Retirement Plan) 4.20% (SERP)	4.00% (UGI Utilities Retirement Plan) 3.40% (SERP)
SERP lump sum rate	2.80% for applicable pre-2004 service; 3.10% for other service	2.50% for applicable pre-2004 service; 2.30% for other service
Retirement age:	62	62
Postretirement mortality for UGI Utilities Retirement Plan	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D	RP-2014 blue collar table, adjusted to 2006 using MP-2014 with rates then decreased by 4.3%; projected forward on a generational basis using Scale BB-2D
Postretirement Mortality for SERP	1994 GAR Unisex	1994 GAR Unisex
Preretirement Mortality	none	none
Termination and disability rates	none	none
Form of payment - qualified plan	Single life annuity	Single life annuity
Form of payment - nonqualified plan	Lump sum	Lump sum

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
Nonqualified Deferred Compensation Table — Fiscal 2018

		Executive Contributions in Last Fiscal Year	Employer Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Name		($)	($)		($)	($)	($)(4)
(a)	Plan Name	(b)	(c)		(d)	(e)	(f)
H. J. Gallagher	AmeriGas SERP	0	38,328	(1)	2,500	0	139,523
T. J. Jastrzebski	UGI SERP	0	33,110		0	0	0
J. L. Walsh	SSP	0	49,885	(2)	73,767	0	632,388
M. M. Gaudiosi	UGI SERP	0	73,553	(3)	9,559	0	407,636
A. D. Rosback	AmeriGas SERP	0	45,625	(1)	1,558	0	80,230
J. E. Sheridan	AmeriGas SERP	0	84,380	(1)	35,153	0	981,011
_________________

(1)
This amount represents the estimated employer contribution to the named executive officer under the AmeriGas SERP, which is also reported in the Summary Compensation Table - Fiscal 2018 in the “All Other Compensation” column.

(2)
This amount represents the employer contribution to the named executive officer under the SSP which is also reported in the Summary Compensation Table - Fiscal 2018 in the “All Other Compensation” column.

(3)
This amount represents the employer contribution to the named executive officer under the UGI SERP which is also reported in the Summary Compensation Table - Fiscal 2018 in the “All Other Compensation” column.

(4)	The aggregate balances do not include the Company contributions for Fiscal 2018 set forth in column (c) since the Company contributions occur after fiscal year-end.

The AmeriGas SERP is a nonqualified deferred compensation plan that is intended to provide retirement benefits to certain AmeriGas executive officers. Under the plan, AmeriGas credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($270,000 in 2018) and 10 percent of compensation in excess of such limit. In addition, if any portion of the General Partner’s matching contribution under the AmeriGas Propane, Inc. qualified 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the AmeriGas 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the AmeriGas SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See “Compensation Discussion and Analysis-UGI Corporation 2009 Deferral Plan.”

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
The SSP is a nonqualified deferred compensation plan that provides benefits to certain named executive officers that would otherwise be provided under UGI’s qualified 401(k) Savings Plan in the absence of Code limitations. Benefits vest after the participant completes 5 years of service. The SSP is intended to pay an amount substantially equal to the difference between the UGI matching contribution that would have been made under the 401(k) Savings Plan if the Code limitations were not in effect, and the UGI match actually made under the 401(k) Savings Plan. The Code compensation limit for plan year 2018 was $275,000. Under the SSP, the participant is credited with a UGI match on compensation in excess of Code limits using the same formula applicable to contributions to the UGI Corporation 401(k) Savings Plan, which is a match of 50 percent of the first 3 percent of eligible compensation, and a match of 25 percent on the next 3 percent, assuming that the employee contributed to the 401(k) Savings Plan the lesser of 6 percent of eligible compensation and the maximum amount permissible under the Code. Amounts credited to the participant’s account are credited with interest. The rate of interest currently in effect is the rate produced by blending the annual return on the S&P 500 Index (60 percent weighting) and the annual return on the Bloomberg Barclays US Aggregate Bond Index (40 percent weighting). Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code.

The UGI SERP is a nonqualified deferred compensation plan that is intended to provide retirement benefits to executive officers who are not eligible to participate in the UGI Utilities Retirement Plan, having been hired on or after January 1, 2009. Under the UGI SERP, the Company credits to each participant’s account annually an amount equal to 5 percent of the participant’s compensation (salary and annual bonus) up to the Code compensation limit ($275,000 in plan year 2018) and 10 percent of compensation in excess of such limit. In addition, if any portion of the Company’s matching contribution under the UGI Utilities, Inc. 401(k) Savings Plan is forfeited due to nondiscrimination requirements under the Code, the forfeited amount, adjusted for earnings and losses on the amount, will be credited to a participant’s account. Benefits vest on the fifth anniversary of a participant’s employment commencement date. Participants direct the investment of their account balances among a number of mutual funds, which are generally the same funds available to participants in the UGI Utilities, Inc. 401(k) Savings Plan, other than the UGI Corporation stock fund. Account balances are payable in a lump sum within 60 days after termination of employment, except as required by Section 409A of the Code. If payment is required to be delayed by Section 409A of the Code, payment is made within 15 days after expiration of a six-month postponement period following “separation from service” as defined in the Code. Amounts payable under the UGI SERP may be deferred in accordance with the UGI Corporation 2009 Deferral Plan. See Compensation Discussion and Analysis - UGI Corporation 2009 Deferral Plan.
Potential Payments Upon Termination of Employment or Change in Control
Severance Pay Plan for Senior Executive Employees
Named Executive Officers Employed by the General Partner. The AmeriGas Propane, Inc. Senior Executive Employee Severance Plan (the “AmeriGas Severance Plan”) provides for payment to certain senior level employees of the General Partner, including Messrs. Gallagher, Rosback, and Sheridan in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the AmeriGas Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the AmeriGas Severance Plan, “just cause” generally means dismissal of an executive due to (i) misappropriation of funds, (ii) conviction of a felony or crime involving moral turpitude, (iii) material breach of UGI’s code of conduct or other written employment policies, (iv) breach of a written restrictive covenant agreement, (v) gross misconduct in the performance of his or her duties, or (vi) the intentional refusal or failure to perform his or her material duties.
Except as provided herein, the AmeriGas Severance Plan provides for cash payments equal to a participant’s compensation for a period of time ranging from 6 months to 18 months, depending on length of service (the “Continuation Period”). In the case of Mr. Gallagher, beginning September 18, 2018, the Continuation Period ranges from 12 months to 24 months, depending on length of service. In addition, a participant may receive an annual bonus for his year of termination, subject to the Committee’s discretion and not to exceed the amount of his or her bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year prior to termination.  The levels of severance payments were established by the Compensation/Pension Committee based on competitive practice and are reviewed by management and the Compensation/Pension Committee from time to time.
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
Named Executive Officers Employed by UGI Corporation. The UGI Corporation Senior Executive Employee Severance Plan (the “UGI Severance Plan”) provides for payment to certain senior level employees of UGI, including Messrs. Walsh and Jastrzebski and Ms. Gaudiosi, in the event their employment is terminated without fault on their part. Benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive’s employment is involuntarily terminated for any reason other than for just cause or as a result of the senior executive’s death or disability. Under the UGI Severance Plan, “just cause” generally means dismissal of an executive due to (i) misappropriation of funds, (ii) conviction of a felony or crime involving moral turpitude, (iii) material breach of the General Partner’s code of conduct or other written employment policies, (iv) breach of a written restrictive covenant agreement, (v) gross misconduct in the performance of his or her duties, or (vi) the intentional refusal or failure to perform his or her material duties.
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
Change in Control Arrangements
Named Executive Officers Employed by the General Partner. Messrs. Gallagher, Rosback, and Sheridan each have an agreement with the General Partner that provides benefits in the event of a change in control. The agreements have a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, the General Partner terminates such agreement. In the absence of a change in control or termination by the General Partner, each agreement will terminate when, for any reason, the executive terminates his or her employment with the General Partner. A change in control is generally deemed to occur in the following instances:

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
The General Partner will provide Messrs. Gallagher, Rosback, and Sheridan with cash benefits if we terminate the executive’s employment without “cause” or if the executive terminates employment for “good reason” at any time within 2 years following a change in control of the General Partner, AmeriGas Partners or UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the General Partner. “Good reason” generally includes a material diminution in authority, duties, responsibilities or base compensation; a material breach by the General Partner of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Messrs. Gallagher, Rosback, and Sheridan will be as specified under his change in control agreement unless payments under the AmeriGas Severance Plan described above would be greater, in which case benefits would be provided under the AmeriGas Severance Plan.
Benefits under this arrangement would be equal to 3 times Mr. Sheridan’s base salary and annual bonus, 2.5 times Mr. Gallagher’s base salary and annual bonus, and 2 times Mr. Rosback’s base salary and annual bonus. Each named executive officer would also receive the cash equivalent of his target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Gallagher, Rosback, and Sheridan are each entitled to receive a payment equal to the cost he would incur if he enrolled in the General Partner's medical and dental plans for 3 years in the case of Mr. Sheridan, 2.5 years in the case of Mr. Gallagher, and 2 years in the case of Mr. Rosback (in each case less the amount he would be required to contribute for such coverage if he were an active employee). Messrs. Sheridan, Gallagher, and Rosback would also receive their benefits under the AmeriGas SERP calculated as if they had continued in employment for 3 years as to Mr. Sheridan, 2.5 years as to Mr. Gallagher, or 2 years as to Mr. Rosback. In addition, outstanding performance units, stock units and dividend equivalents will only be paid for a qualifying termination of employment and will be paid in cash based on the fair market value of Common Units in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the measurement period ended on the date of the change in control, as determined by the Compensation/Pension Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2018.”
AmeriGas Propane discontinued the use of a tax gross-up in November of 2010 and, as a result, the benefits for Messrs. Gallagher, Rosback, and Sheridan are not subject to a “conditional gross-up” for excise and related taxes in the event they would constitute

“excess parachute payments,” as defined in Section 280G of the Code.
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

Named Executive Officers Employed By UGI Corporation. Each of Messrs. Walsh and Jastrzebski and Ms. Gaudiosi has an agreement with UGI which provides benefits in the event of a change in control. The agreement has a term of 3 years with automatic one-year extensions each year, unless in each case, prior to a change in control, UGI terminates an agreement. In the absence of a change in control or termination by UGI, the agreement will terminate when, for any reason, the executive terminates his employment with UGI. A change in control is generally deemed to occur in the following instances:

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
UGI will provide Messrs. Walsh and Jastrzebski and Ms. Gaudiosi with cash benefits if UGI terminates his or her employment without “cause” or if he or she terminates employment for “good reason” at any time within 2 years following a change in control of UGI. “Cause” generally includes (i) misappropriation of funds, (ii) habitual insobriety or substance abuse, (iii) conviction of a crime involving moral turpitude, or (iv) gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of UGI. “Good reason” generally includes material diminution in authority, duties, responsibilities or base compensation; a material breach by UGI of the terms of the agreement; and substantial relocation requirements. If the events trigger a payment following a change in control, the benefits payable to Mr. Walsh and Ms. Gaudiosi will be as specified under his or her change in control agreement unless payments under the UGI Severance Plan described above would be greater, in which case benefits would be provided under the UGI Severance Plan.
Benefits under this arrangement would be equal to 3 times Messrs. Walsh’s and Jastrzebski’s and Ms. Gaudiosi’s respective base salary and annual bonus. Each executive would also receive the cash equivalent of his or her target bonus, prorated for the number of months served in the fiscal year. In addition, Messrs. Walsh and Jastrzebski and Ms. Gaudiosi are each entitled to receive a payment equal to the cost he or she would incur if he or she enrolled in UGI’s medical and dental plans for 3 years (less the amount he or she would be required to contribute for such coverage if he or she were an active employee). Messrs. Walsh and Jastrzebski and Ms. Gaudiosi would also have benefits under UGI’s Supplemental Executive Retirement Plan calculated as if he or she had continued in employment for 3 years. In addition, outstanding performance units, stock units and dividend equivalents will only be paid for a qualifying termination of employment and will be paid in cash based on the fair market value of UGI’s common stock in an amount equal to the greater of (i) the target award, and (ii) the award amount that would have been paid if the performance unit measurement period ended on the date of the change in control, as determined by UGI’s Compensation and Management Development Committee. For treatment of stock options, see “Grants of Plan-Based Awards Table - Fiscal 2018.”
The benefits are subject to a “conditional gross up” for excise and related taxes in the event they would constitute “excess parachute payments,” as defined in Section 280G of the Code. UGI will provide the tax gross-up if the aggregate parachute value of benefits is greater than 110 percent of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value does not exceed the 110 percent threshold, the benefits for Mr. Walsh will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.” UGI Corporation discontinued the use of a tax gross-up in July 2010 for executives (including Mr. Jastrzebski and Ms. Gaudiosi) who enter into change in control agreements subsequent thereto.

In order to receive benefits under his or her change in control agreement, Messrs. Walsh and Jastrzebski and Ms. Gaudiosi are each required to execute a release that discharges UGI and its subsidiaries from liability for any claims he or she may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or its subsidiaries.
Potential Payments Upon Termination or Change in Control Table — Fiscal 2018
The amounts shown in the table below assume that each named executive officer's termination was effective as of September 30, 2018 and are merely estimates of the incremental amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officer's termination of employment. The amounts set forth in the table below do not include compensation to which each named executive officer would be entitled without regard to his or her termination of employment, including (i) base salary and short-term incentives that have been earned but not yet paid or (ii) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits Table - Fiscal 2018” and the “Nonqualified Deferred Compensation Table - Fiscal 2018.” There are no incremental payments in the event of voluntary resignation, termination for cause, disability or upon retirement.

Potential Payments Upon Termination or Change in Control Table - Fiscal 2018
Name & Triggering Event	Severance Pay($)(1)(2)	Equity Awards with Accelerated Vesting($)(3)	Nonqualified Retirement Benefits($)(4)	Welfare & Other Benefits($)(5)	Total($)
H. J. Gallagher Death Involuntary Termination Without Cause Termination Following Change in Control	0 1,451,123 1,378,007	697,178 0 939,664	13,568 15,436 89,602	0 92,045 90,056	710,746 1,558,604 2,497,329
T. J. Jastrzebski Death Involuntary Termination Without Cause Termination Following Change in Control	0 666,667 2,816,667	1,557,320 0 3,313,983	0 0 219,500	0 35,332 89,025	1,557,320 701,999 6,439,175
J. L. Walsh Death Involuntary Termination Without Cause Termination Following Change in Control	0 7,213,293 8,611,031	11,162,747 0 19,229,446	7,464,594 8,928,940 11,344,390	0 63,877 57,708	18,627,341 16,206,110 39,242,575
M. M. Gaudiosi Death Involuntary Termination Without Cause Termination Following Change in Control	0 979,211 1,223,202	2,494,953 0 4,336,094	0 0 186,836	0 28,473 31,775	2,494,953 1,007,684 5,777,907
A. D. Rosback Death Involuntary Termination Without Cause Termination Following Change in Control	0 619,110 1,429,004	1,133,555 0 1,541,825	0 0 92,574	0 35,846 47,537	1,133,555 654,956 3,110,940
_________________

(1)
Amounts shown under “Severance Pay” in the case of involuntary termination without cause are calculated under the terms of the UGI Severance Plan for Messrs. Walsh and Jastrzebski and Ms. Gaudiosi, and the AmeriGas Severance Plan for Messrs. Gallagher and Rosback. We assumed that 100 percent of the target annual bonus was paid.

(2)	Amounts shown under “Severance Pay” in the case of termination following a change in control are calculated under the officer’s change in control agreement.

(3)
In calculating the amounts shown under “Equity Awards with Accelerated Vesting,” we assumed (i) the continuation of AmeriGas Partners’ distribution (and UGI’s dividend, as applicable) at the rate in effect on September 30, 2018; and (ii) performance at the greater of actual through September 30, 2018 and target levels with respect to performance units.

(4)	Amounts shown under “Nonqualified Retirement Benefits” are in addition to amounts shown in the “Pension Benefits Table - Fiscal 2018” and “Non-Qualified Deferred Compensation Table - Fiscal 2018.”

(5)	Amounts shown under “Welfare and Other Benefits” include estimated payments for (i) medical and dental and life insurance premiums, (ii) outplacement services, and (iii) tax preparation services. In the event of a change in control, no estimated Code Section 280G tax gross-up payment would be triggered.
COMPENSATION OF DIRECTORS

The table below shows the components of director compensation for Fiscal 2018. A Director who is an officer or employee of the General Partner or its subsidiaries is not compensated for service on the Board of Directors or on any Committee of the Board.
Director Compensation Table — Fiscal 2018

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(2)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
B. R. Ford	112,000	74,121	0	0	0	0	186,121
J. R. Hartmann	112,000	74,121	0	0	0	0	186,121
F. S. Hermance	21,832	33,813	0	0	0	0	55,645
W. J. Marrazzo	117,000	74,121	0	0	0	0	191,121
A. Pol	82,500	74,121	0	0	749	0	157,370
P. A. Ramos	80,625	74,121	0	0	0	0	154,746
M. O. Schlanger	91,875	74,121	0	0	0	0	165,996
K. R. Turner	112,000	74,121	0	0	0	0	186,121
_________________

(1)
In Fiscal 2018, the General Partner paid its non-management directors an annual retainer of $75,000 for Board service. It paid an additional annual retainer of $10,000 to members of the Audit Committee, other than the chairperson. The chairperson of the Audit Committee was paid an additional annual retainer of $15,000. The General Partner also paid an additional retainer of $7,500 for the chairperson of the Compensation/Pension and the Corporate Governance Committees and paid its Presiding Director a retainer of $15,000 in Fiscal 2018. The General Partner does not typically pay meeting attendance fees to its directors. During Fiscal 2018, pursuant to the Partnership Agreement, the General Partner’s Audit Committee served as a conflicts committee in evaluating a related party transaction with UGI Corporation. In connection with their service on this conflicts committee, the compensation reflected for each of Messrs. Ford, Hartmann, Marrazzo and Turner includes additional fees of $27,000 during Fiscal 2018 ($1,500 per meeting).

(2)
All non-employee Directors received 1,550 Phantom Units during Fiscal 2018 as part of their annual compensation, except for Mr. Hermance, who received 775 Phantom Units in connection with his election to the Board on June 15, 2018. The Phantom Units were awarded under the 2010 Plan. Each Phantom Unit represents the right to receive an AmeriGas Partners Common Unit and distribution equivalents when the Director ends his service on the Board. Phantom Units earn distribution equivalents on each record date for the payment of a distribution by the Partnership on its Common Units. Accrued distribution equivalents are converted to additional Phantom Units annually, on the last day of the calendar year, based on the closing price for the Partnership’s Common Units on the last trading day of the year. All Phantom Units and distribution equivalents are fully vested when credited to the Director’s account. Account balances become payable 65 percent in AmeriGas Partners Common Units and 35 percent in cash, based on the value of a Common Unit, upon retirement or termination of service unless otherwise deferred. In the case of a change in control of the Partnership, the Phantom Units and distribution equivalents will be paid in cash based on the fair market value of the Partnership’s Common Units on the date of the change in control. The amounts shown in column (c) above represent the grant date fair value of the awards of Phantom Units. The assumptions used in the calculation of the amounts shown are included in Note 2 and Note 11 to our audited consolidated financial statements for Fiscal 2018. For the number of Phantom Units credited to each Director’s account as of September 30, 2018, see “Securities Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters - Beneficial Ownership of Partnership Common Units by the Directors and Named Executive Officers of the General Partner.”

Equity Ownership Guidelines for Independent Directors: All independent directors are required to hold AmeriGas Partners, L.P. units equal to five times the cash portion of their annual retainer. They have five years to meet this ownership threshold.

CEO Pay Ratio
The Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules adopted by the SEC require disclosure of the ratio of the annual total compensation of its chief executive officer to the annual total compensation of its median employee.

During Fiscal 2018, Mr. Sheridan served as our President and Chief Executive Officer until September 18, 2018, at which time Mr. Gallagher became our President and Chief Executive Officer and served in such capacity for the remainder of Fiscal 2018. As permitted by the SEC rules, we chose to use the annual total compensation of Mr. Sheridan to calculate our pay ratio and have thus annualized his compensation for purposes of the pay ratio estimation. The following table shows the ratio of the annual total compensation of our Chief Executive Officer compared to that of our median employee for Fiscal 2018.

In calculating the pay ratio, we did not utilize the “de minimis” exception, statistical sampling or other similar methods, or any cost-of-living adjustment, as permitted by applicable SEC regulations.

Annual total compensation of our CEO for Fiscal 2018	$2,399,888
Annual total compensation of our median employee for Fiscal 2018	$44,183
Ratio of annual total compensation of our CEO to the annual total compensation of our median employee for Fiscal 2018	54 to 1

Methodology:

1.	We determined that, as of July 1, 2018, our employee population consisted of approximately 7,800 active employees (including part-time and temporary employees).

2.
To identify the “median employee,” we selected Target Total Cash Compensation (base salary equivalent and overtime, plus incentive compensation and commissions) as our consistently applied compensation measure.

3.
With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for Fiscal 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

4.
With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total column (column (j))” of our FY 2018 Summary Compensation Table included in this Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
Ownership of Limited Partnership Units by Certain Beneficial Owners

The following table sets forth certain information regarding each person known by the General Partner to have been the beneficial owner of more than 5 percent of the Partnership’s voting securities representing limited partner interests as of October 1, 2018. AmeriGas Propane, Inc. is the sole general partner of the Partnership.

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

Ownership of Partnership Common Units by the Directors and Named Executive Officers

The table below sets forth, as of October 1, 2018, the beneficial ownership of Partnership Common Units by each director and each of the named executive officers, as well as by the directors and all of the executive officers of the General Partner as a group. No director, named executive officer or executive officer beneficially owns 1 percent or more of the Partnership’s Common Units. The total number of Common Units beneficially owned by the directors and executive officers of the General Partner as a group represents less than 1 percent of the Partnership’s outstanding Common Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Partnership Common Units (1)		Number of AmeriGas Partners Phantom Units (8)
H. J. Gallagher	14,594		0
T. J. Jastrzebski	0		0
J. L. Walsh	12,000	(2)	0
M. M. Gaudiosi	0		0
A. D. Rosback	2,984		0
J. E. Sheridan	53,433	(3)	0
B. R. Ford	2,300	(4)	8,173
J. R. Hartmann	0		4,463
F. S. Hermance	0		775
W. J. Marrazzo	1,000	(5)	12,073
A. Pol	0		9,532
P. A. Ramos	0		5,076
M. O. Schlanger	1,000	(6)	12,703
K. R. Turner	6,500	(7)	10,422
Directors and executive officers as a group (17 persons)	100,918		64,317
_________________

(1)	Sole voting and investment power unless otherwise specified.

(2)	Mr. Walsh’s Units are held jointly with his spouse.

(3)	Mr. Sheridan holds 51,327 Units jointly with his spouse.

(4)
Mr. Ford’s Units are held in the following manner: (i) 700 Units are held jointly with his spouse; (ii) 50 Units are held jointly with Colleen Ford; (iii) 50 Units are held jointly with Kevin Ford; and (iv) 50 Units are held jointly with Brandon Ford. 600 Units are also owned by Mr. Ford’s spouse.

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
Equity Compensation Plan Information

The following table sets forth information as of the end of Fiscal 2018 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	236,762		2,242,468
Equity compensation plans not approved by security holders
Total	236,762

(1)	Securities are issued under the 2010 Plan. The 2010 Plan was approved by security holders on July 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We do not have any employees. We are managed by our General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. For information regarding our related person transactions in general, please read Note 13 to Consolidated Financial Statements included under Item 8 of this Report. The information summarizes our business relationships and related transactions with our General Partner and its affiliates, including UGI, during Fiscal 2018.
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
Related Person Transactions
The General Partner employs persons responsible for managing and operating the Partnership. The Partnership reimburses the General Partner for the direct and indirect costs of providing these services, including all compensation and benefit costs. For Fiscal 2018, these costs totaled approximately $575.7 million.
The Partnership and the General Partner also have extensive, ongoing relationships with UGI and its affiliates. UGI performs certain financial and administrative services for the General Partner on behalf of the Partnership. UGI does not receive a fee for such services, but is reimbursed for all direct and indirect expenses incurred in connection with providing these services, including all compensation and benefit costs in accordance with an allocation formula. A wholly-owned subsidiary of UGI provides the Partnership with stop loss medical coverage of $0.7 million per occurrence in excess of $0.3 million per employee per year. Another wholly-owned subsidiary of UGI leases office space to the General Partner for its headquarters staff. In addition, pursuant to an Asset Sale and Purchase Agreement, on October 13, 2014, AmeriGas OLP purchased from UGI HVAC Enterprises, Inc. (“HVAC”), a second-tier, wholly owned subsidiary of UGI, a residential heating, ventilation, air conditioning, plumbing and related services business. In connection with this transaction, AmeriGas OLP entered into a Shared Services Agreement whereby HVAC provides certain accounting and administrative services to the Partnership with respect to the business purchased. The Partnership is also covered by UGI master insurance policies that generally provide excess liability, property and other standard insurance coverages. In general, the coverage afforded by the UGI master policies is shared with other UGI operating subsidiaries. As discussed under “Business-Trade Names, Trade and Service Marks,” UGI and the General Partner have licensed the trade names “AmeriGas” and “America’s Propane Company” and the related service marks and trademark to the Partnership on a royalty-free basis in the U.S. The Partnership obtains management information services from the General Partner, and reimburses the General Partner for its direct and indirect expenses related to those services. For Fiscal 2018, the Partnership incurred approximately $20.6 million for the services referred to in this paragraph.
AmeriGas OLP purchases propane from UGI Energy Services, LLC and its subsidiaries (“Energy Services”), which are affiliates of UGI. Purchases of propane by AmeriGas OLP from Energy Services totaled approximately $0.3 million during Fiscal 2018. Amounts due to Energy Services at September 30, 2018 were not material.

The Partnership sold propane to certain affiliates of UGI which totaled approximately $0.5 million in Fiscal 2018. The highest amounts due from affiliates of the Partnership during Fiscal 2018 and at November 1, 2018 were $4.3 million and $3.0 million, respectively.

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

The aggregate fees billed by Ernst & Young LLP, the Company’s independent registered public accounting firm in Fiscal 2018 and Fiscal 2017, were as follows:

	2018	2017
Audit Fees (1)	$1,734,939	$1,646,133
Audit-Related Fees (2)	148,400	179,090
Tax Fees (3)	-	$1,931
All Other Fees (4)	41,334	107,472
Total Fees for Services Provided	$1,924,673	$1,934,626

(1)
Audit Fees for Fiscal 2018 and Fiscal 2017 were for audit services, including (i) the annual audit of the consolidated financial statements of the Partnership, (ii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Partnership, and (iii) services that only the independent registered public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements and documents issued in connection with securities offerings.

(2)	Audit-Related Fees for Fiscal 2018 and Fiscal 2017 relate to audits of subsidiary financial statements, debt compliance letters, and pre-system implementation reviews.

(3)	Tax Fees for Fiscal 2017 were for tax compliance or advisory services at the Partnership.

(4)	All Other Fees for Fiscal 2017 were for services provided for the implementation of ASC 606.
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

Included under Item 8 are the following financial statements and supplementary data:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting) - Ernst & Young LLP

Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedules) - Ernst & Young LLP

Consolidated Balance Sheets as of September 30, 2018 and 2017

Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016

Consolidated Statements of Partners’ Capital for the years ended September 30, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2018, 2017 and 2016

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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.1	Merger and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P., New AmeriGas Propane, Inc., AmeriGas Propane, Inc., AmeriGas Propane-2, Inc., Cal Gas Corporation of America, Propane Transport, Inc. and NORCO Transportation Company.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.21
2.2	Conveyance and Contribution Agreement among AmeriGas Partners, L.P., AmeriGas Propane, L.P. and Petrolane Incorporated.	AmeriGas Partners, L.P.	Registration Statement on Form S-4 (No. 33-92734)	10.22
3.1	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009.	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1
3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2015.	AmeriGas Partners, L.P.	Form 8-K (7/27/15)	3.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.4	Second Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. dated as of December 1, 2004.	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	3.1(a)
3.5	Bylaws of AmeriGas Propane, Inc., Amended and Restated as of July 24, 2017.	AmeriGas Partners, L.P.	Form 8-K (7/24/17)	3.1
4.1
Instruments defining the rights of security holders, including indentures. (The Partnership agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).

4.2	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.3	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
4.4	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.5	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2
4.6	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.7	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.7
10.4**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	UGI	Form 10-K (9/30/17)	10.31
10.5**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.6**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.7**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.4
10.8**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	AmeriGas Partners, L.P.	Form 10-K (9/30/17)	10.9
10.9**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9
10.10**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.11**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014 - Terms and Conditions for Non-Employee Directors effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.31
10.12**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26
10.13**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.14**	UGI Corporation 2009 Deferral Plan, as Amended and Restated, effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.15**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.16**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/2017)	10.1
10.17**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 24, 2018.	AmeriGas Partners, L.P.	Form 10-Q (3/31/18)	10.1
10.18**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2018.***	AmeriGas Partners, L.P.	Form 10-Q (3/31/18)	10.2
10.19**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2018 - Terms and Conditions.	AmeriGas Partners, L.P.	Form 10-Q (3/31/18)	10.3
10.20**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2018.	AmeriGas Partners, L.P.	Form 10-Q (3/31/18)	10.4
10.21**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2018.	AmeriGas Partners, L.P.	Form 10-Q (3/31/18)	10.5
10.22**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 25, 2018.	AmeriGas Partners, L.P.	Form 10-Q (3/31/18)	10.6
10.23**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 25, 2018	AmeriGas Partners, L.P.	Form 10-Q (3/31/18)	10.7
*10.24**	Description of oral compensation arrangement for Messrs. John L. Walsh and Ted J. Jastrzebski and Ms. Monica M. Gaudiosi.
*10.25**	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher and Anthony D. Rosback.
*10.26**	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2018.
10.27**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3
10.28**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	UGI	Form 10-Q (6/30/12)	10.1
10.29**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.30**	Form of Change in Control Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-K (9/30/13)	10.39
10.31**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Sheridan.	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29
10.32**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement for Messrs. Hugh J. Gallagher and Anthony D. Rosback.	AmeriGas Partners, L.P.	Form 10-Q (12/31/16)	10.1
10.33	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.34	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.40
10.35	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.36	Amended and Restated Credit Agreement dated as of June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/18/14)	10.1
10.37	Amendment No. 1 dated as of June 20, 2016 to Amended and Restated Credit Agreement dated June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.2
10.38	Standby Equity Commitment Agreement, dated November 7, 2017, by and among AmeriGas Partners, L.P., AmeriGas Propane, Inc. and UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (11/7/17)	10.1
10.39	Second Amended and Restated Credit Agreement dated as of December 15, 2017 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (12/15/17)	10.1
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2
Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	UGI Corporation Equity-Based Compensation Information.
*101.INS	XBRL Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

***	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
10.24	Description of oral compensation arrangement for Messrs. John L. Walsh and Ted J. Jastrzebski and Ms. Monica M. Gaudiosi.

10.25	Description of oral compensation arrangement for Messrs. Jerry E. Sheridan, Hugh J. Gallagher and Anthony D. Rosback.

10.26	Summary of Director Compensation of AmeriGas Propane, Inc. dated October 1, 2018.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	UGI Corporation Equity-Based Compensation Information.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGAS PARTNERS, L.P.

		By:	AmeriGas Propane, Inc.,
Its General Partner

Date:	November 20, 2018	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2018, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Hugh J. Gallagher	President and Chief Executive Officer
Hugh J. Gallagher	(Principal Executive Officer) and Director

/s/ Ted J. Jastrzebski	Principal Financial Officer
Ted J. Jastrzebski

/s/ Laurie A. Bergman	Controller and Chief Accounting Officer
Laurie A. Bergman	(Principal Accounting Officer)

/s/ John L. Walsh	Chairman and Director
John L. Walsh

/s/ Brian R. Ford	Director
Brian R. Ford

/s/ John R. Hartmann	Director
John R. Hartmann

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Roger Perreault	Director
Roger Perreault

/s/ Anne Pol	Director
Anne Pol

/s/ Pedro A. Ramos	Director
Pedro A. Ramos

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ K. Richard Turner	Director
K. Richard Turner

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2018

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
The Audit Committee of the Board of Directors of the General Partner is composed of four members, each of whom is independent and a non-employee director of the General Partner. The Committee is responsible for monitoring and overseeing the financial reporting process, the adequacy of internal accounting controls, the independence and performance of the Partnership’s independent registered public accounting firm and internal auditors. The Committee meets regularly, with and without management present, with the independent registered public accounting firm and the internal auditors, both of which report directly to the Committee. In addition, the Committee provides regular reports to the Board of Directors.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Partnership’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).
Internal control over financial reporting refers to the process, designed under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, and effected by the General Partners’ Board of Directors, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as of September 30, 2018, based on the COSO criteria. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2018, as stated in their report, which appears herein.
/s/ Hugh J. Gallagher
Chief Executive Officer
/s/ Ted J. Jastrzebski
Principal Financial Officer
/s/ Laurie A. Bergman
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

Opinion on Internal Control over Financial Reporting

We have audited AmeriGas Partners, L.P. and subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AmeriGas Partners, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AmeriGas Partners, L.P. and subsidiaries as of September 30, 2018 and 2017, the related consolidated statements of operations, cash flows, and partners’ capital for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated November 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Philadelphia, PA
November 20, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of AmeriGas Propane, Inc. and the Partners of AmeriGas Partners, L.P.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AmeriGas Partners, L.P. and subsidiaries (the Partnership) as of September 30, 2018 and 2017, the related consolidated statements of operations, cash flows, and partners’ capital for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the AmeriGas Partners L.P.'s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “2013 framework,” and our report dated November 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2014.

Philadelphia, PA
November 20, 2018

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,878	$7,316
Accounts receivable (less allowances for doubtful accounts of $12,825 and $11,820, respectively)	206,576	197,776
Accounts receivable — related parties	3,248	3,665
Inventories	130,527	116,679
Derivative instruments	38,661	30,483
Prepaid expenses	27,981	25,605
Other current assets	38,020	32,250
Total current assets	451,891	413,774
Property, plant and equipment (less accumulated depreciation of $1,151,726 and $1,511,890, respectively)	1,148,383	1,206,710
Goodwill	2,003,671	2,002,010
Intangible assets	279,608	390,040
Derivative instruments	6,347	1,320
Other assets	35,918	45,407
Total assets	$3,925,818	$4,059,261
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$8,626	$8,447
Short-term borrowings	232,000	140,000
Accounts payable — trade	137,050	119,686
Accounts payable — related parties	1,482	304
Employee compensation and benefits accrued	56,557	45,926
Interest accrued	44,574	44,135
Customer deposits and advances	91,829	109,453
Other current liabilities	105,910	113,581
Total current liabilities	678,028	581,532
Long-term debt	2,561,007	2,563,832
Other noncurrent liabilities	117,115	130,826
Total liabilities	3,356,150	3,276,190
Commitments and contingencies (Note 12)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,977,072 and 92,958,586, respectively)	523,925	733,104
General partner	12,682	14,795
Total AmeriGas Partners, L.P. partners’ capital	536,607	747,899
Noncontrolling interest	33,061	35,172
Total partners’ capital	569,668	783,071
Total liabilities and partners’ capital	$3,925,818	$4,059,261

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended September 30,
	2018	2017	2016
Revenues:
Propane	$2,545,794	$2,183,538	$2,053,160
Other	277,184	269,957	258,657
	2,822,978	2,453,495	2,311,817
Costs and expenses:
Cost of sales — propane (excluding depreciation and amortization shown below)	1,215,616	891,261	719,842
Cost of sales — other (excluding depreciation and amortization shown below)	86,576	80,611	78,857
Operating and administrative expenses	923,064	915,133	928,786
Impairment of tradenames and trademarks	75,000	—	—
Depreciation and amortization	185,753	190,505	189,980
Other operating income, net	(24,373)	(11,873)	(28,252)
	2,461,636	2,065,637	1,889,213
Operating income	361,342	387,858	422,604
Loss on extinguishments of debt	—	(59,729)	(48,889)
Interest expense	(163,125)	(160,226)	(164,095)
Income before income taxes	198,217	167,903	209,620
Income tax (expense) benefit	(4,215)	(2,034)	1,573
Net income including noncontrolling interest	194,002	165,869	211,193
Deduct net income attributable to noncontrolling interest	(3,480)	(3,810)	(4,209)
Net income attributable to AmeriGas Partners, L.P.	$190,522	$162,059	$206,984
General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$47,226	$45,146	$40,227
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$143,296	$116,913	$166,757
Income per limited partner unit (Note 2):
Basic	$1.54	$1.25	$1.77
Diluted	$1.54	$1.25	$1.77
Weighted-average limited partner units outstanding (thousands):
Basic	93,034	92,996	92,949
Diluted	93,086	93,050	93,023

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$194,002	$165,869	$211,193
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	185,753	190,505	189,980
Provision for uncollectible accounts	14,016	17,693	11,215
Loss on extinguishments of debt	—	59,729	48,889
Change in unrealized gains and losses on derivative instruments	(12,473)	(31,062)	(66,079)
Impairment of tradenames and trademarks	75,000	—	—
Other, net	(1,110)	23,350	2,112
Net change in:
Accounts receivable	(22,849)	(35,132)	3,963
Inventories	(13,783)	(37,398)	15,478
Accounts payable	18,573	26,325	(5,267)
Other current assets	(393)	(8,661)	3,895
Other current liabilities	(26,467)	(14,436)	7,564
Net cash provided by operating activities	410,269	356,782	422,943
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(101,277)	(98,164)	(101,693)
Proceeds from disposals of assets	27,180	19,935	14,636
Acquisitions of businesses, net of cash acquired	(10,090)	(36,824)	(37,560)
Net cash used by investing activities	(84,187)	(115,053)	(124,617)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(402,645)	(398,877)	(387,659)
Noncontrolling interest activity	(5,591)	(3,626)	(5,378)
Increase (decrease) in short-term borrowings	92,000	(13,200)	85,100
Issuance of long-term debt, net of issuance costs	—	1,207,727	1,331,293
Repayment of long-term debt, including redemption premiums	(9,054)	(1,043,744)	(1,321,750)
Proceeds associated with equity based compensation plans, net of tax withheld	801	1,465	1,127
Capital contributions from General Partner	8	15	11
Other	(2,039)	—	—
Net cash used by financing activities	(326,520)	(250,240)	(297,256)
Cash and cash equivalents (decrease) increase	$(438)	$(8,511)	$1,070
CASH AND CASH EQUIVALENTS
End of year	$6,878	$7,316	$15,827
Beginning of year	7,316	15,827	14,757
(Decrease) increase	$(438)	$(8,511)	$1,070
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$158,421	$152,165	$167,460

See accompanying Notes to Consolidated Financial Statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Thousands of dollars, except unit data)

	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling Interest	Total partners’ capital
Balance September 30, 2015	92,889,980	$1,145,291	$18,925	$1,164,216	$36,157	$1,200,373
Net income including noncontrolling interest		166,757	40,227	206,984	4,209	211,193
Distributions		(345,644)	(42,015)	(387,659)	(5,417)	(393,076)
Unit-based compensation expense		1,242		1,242		1,242
General Partner contribution to AmeriGas Propane, L.P.				—	39	39
Common Units issued in connection with employee and director plans, net of tax withheld	33,430	(573)	11	(562)		(562)
Balance September 30, 2016	92,923,410	967,073	17,148	984,221	34,988	1,019,209
Net income including noncontrolling interest		116,913	45,146	162,059	3,810	165,869
Distributions		(351,363)	(47,514)	(398,877)	(5,228)	(404,105)
Unit-based compensation expense		1,237		1,237		1,237
General Partner contribution to AmeriGas Propane, L.P.				—	1,602	1,602
Common Units issued in connection with employee and director plans, net of tax withheld	35,176	(756)	15	(741)		(741)
Balance September 30, 2017	92,958,586	733,104	14,795	747,899	35,172	783,071
Net income including noncontrolling interest		143,296	47,226	190,522	3,480	194,002
Distributions		(353,298)	(49,347)	(402,645)	(5,591)	(408,236)
Unit-based compensation expense		1,273		1,273		1,273
Common Units issued in connection with employee and director plans, net of tax withheld	18,486	(450)	8	(442)		(442)
Balance September 30, 2018	92,977,072	$523,925	$12,682	$536,607	$33,061	$569,668

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
At September 30, 2018, AmeriGas Propane, Inc. (the “General Partner”), an indirect wholly owned subsidiary of UGI Corporation (“UGI”), held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units (“Common Units”). The remaining Common Units outstanding represents publicly held Common Units. Common Units represent limited partner interests in AmeriGas Partners. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.
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
Principles of Consolidation. The consolidated financial statements include the accounts of AmeriGas Partners, its majority-owned subsidiary AmeriGas OLP, and its 100%-owned finance subsidiaries AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., AP Eagle Finance Corp., and AmeriGas Finance LLC. AmeriGas Partners and AmeriGas OLP are under the common control of the General Partner. The General Partner of AmeriGas OLP, which is also the General Partner of AmeriGas Partners, makes all decisions for AmeriGas OLP; limited partners of AmeriGas OLP do not have the ability to remove the General Partner or participate in the decision-making for AmeriGas OLP. The accounts of AmeriGas OLP are included based upon the determination that

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

AmeriGas Partners has a controlling financial interest in and is the primary beneficiary of AmeriGas OLP. We eliminate intercompany accounts and transactions when we consolidate.
Finance Corps. AmeriGas Finance Corp., AmeriGas Eagle Finance Corp., AP Eagle Finance Corp. and AmeriGas Finance LLC are 100%-owned finance subsidiaries of AmeriGas Partners. Their sole purpose is to serve as issuers or co-obligors for debt securities issued or guaranteed by AmeriGas Partners.
Fair Value Measurements. The Partnership applies fair value measurements on a recurring and, as otherwise required under GAAP, also on a nonrecurring basis. Fair value in GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements performed on a recurring basis principally relate to commodity derivative instruments.
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
Derivative Instruments. Derivative instruments are reported on the Consolidated Balance Sheets at their fair values, unless the normal purchase and normal sale (“NPNS”) exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it qualifies and is designated as a hedge for accounting purposes. We do not currently have derivative instruments that are designated and qualify as cash flow hedges. Changes in the fair values of our commodity derivative instruments are reflected in “Cost of sales - propane” on the Consolidated Statements of Operations. Cash flows from commodity derivative instruments are included in cash flows from operating activities.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Delivery Expenses. Expenses associated with the delivery of propane to customers (including vehicle expenses, expenses of delivery personnel, vehicle repair and maintenance and general liability expenses) are classified as “Operating and administrative expenses” on the Consolidated Statements of Operations. Depreciation expense associated with delivery vehicles is classified in “Depreciation and amortization” on the Consolidated Statements of Operations.
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
Property, Plant and Equipment and Related Depreciation. We record property, plant and equipment at cost. The amounts we assign to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When we retire or otherwise dispose of plant and equipment, we eliminate the associated cost and accumulated depreciation and recognize any resulting gain or loss in "Other operating income, net" on the Consolidated Statements of Operations.
We record depreciation expense on plant and equipment using the straight-line method over estimated service lives. At September 30, 2018, estimated useful lives by type were as follows:

Asset Type	Minimum Estimated Useful Life (in years)	Maximum Estimated Useful Life (in years)
Buildings and improvements	15	40
Storage, customer tanks and cylinders and related assets	6	30
Vehicles, equipment and office furniture and fixtures	3	10
Computer software	3	10
We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. We classify amortization of computer software and related costs included in property, plant and equipment as depreciation expense. Depreciation expense totaled $145,826, $152,511 and $151,575 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
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
Goodwill and Intangible Assets. We amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Estimated useful lives of definite-lived intangible assets, consisting of customer relationships, noncompete agreements and, beginning in April 2018, the carrying amounts of tradenames and trademarks, do not exceed 15 years. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Prior to April 2018, our tradenames and trademark intangible assets with indefinite lives were not amortized but were tested annually for impairment (and more frequently if indicators of impairment were present). We tested these indefinite-lived intangible assets by comparing their book values to their estimated fair values. The estimated fair values of the Partnership’s tradenames and trademarks were determined using the “relief from royalty” method. This method requires the Partnership to, among other things, forecast future revenues expected to be derived from the use of these tradenames and trademarks and to determine a fair royalty rate from their use. These future estimated royalties are then discounted to present value using a discount rate based upon a weighted average cost of capital adjusted for the risks inherent in the forecasted financial information and those specific to the asset itself. In April 2018, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks, primarily associated with its January 2012 acquisition of Heritage Propane, over a period of approximately three years. As a result, during the third quarter of Fiscal 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values. For further information on these tradenames and trademarks, see Notes 10 and 15.
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

There were no accumulated goodwill impairment losses at September 30, 2018 and 2017. There were no provisions for goodwill impairments recorded during Fiscal 2018, Fiscal 2017 or Fiscal 2016 and there were no provisions for intangible asset impairment recorded during Fiscal 2017 or Fiscal 2016. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Operations. For further information on our goodwill and intangible assets, see Note 10.
Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. If the undiscounted future cash flows indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values. No material provisions for impairments were recorded during Fiscal 2018, Fiscal 2017 or Fiscal 2016.
Debt Issuance Costs. We defer and amortize debt issuance costs and debt premiums and discounts over the expected lives of the respective debt issues considering maturity dates. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Deferred debt issue costs associated with revolving credit agreements are included in “Other assets” on the Consolidated Balance Sheets. Amortization of the debt issuance costs is reported as interest expense. Unamortized costs associated with redemptions of debt prior to their stated maturity are generally recognized and included in “Loss on extinguishments of debt” on the Consolidated Statements of Operations.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Equity-Based Compensation. The General Partner may grant Common Unit awards (as further described in Note 11) to employees and non-employee directors under its Common Unit plans, and employees of the General Partner may be granted stock options for UGI Common Stock. All of our equity-based compensation is measured at fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity on our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Common Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Common Unit awards classified as liabilities are measured based upon their estimated fair value at the date of grant and remeasured as of the end of each period. We account for forfeitures of equity-based payments when they occur. For a further description of our equity-based compensation plans and related disclosures, see Note 11.
Environmental Matters. We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. Under GAAP, if the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, such liabilities are discounted to reflect the time value of money.
Loss Contingencies Subject to Insurance. The Partnership is subject to risk of loss for general, automobile and product liability, and workers’ compensation claims for which it obtains insurance coverage under insurance policies that are subject to self-insured retentions or deductibles. In accordance with GAAP, the Partnership establishes reserves for pending legal actions, and for pending and incurred but not reported claims associated with general, automobile and workers’ compensation when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. When no amount within a range of possible loss is a better estimate than any other amount within the range, liabilities recorded are based upon the low end of the range. The Partnership maintains insurance coverage such that its net exposure for claims covered by insurance would be limited to the self-insured retentions or deductibles, claims above which would be paid by the insurance carrier. For such claims, the Partnership records a receivable related to the amount of the liability expected to be paid by insurance.
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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	2018	2017	2016
Net income attributable to AmeriGas Partners, L.P.	$190,522	$162,059	$206,984
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(47,233)	(46,054)	(42,024)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$143,289	$116,005	$164,960

Weighted average Common Units outstanding — basic (thousands)	93,034	92,996	92,949
Potentially dilutive Common Units (thousands)	52	54	74
Weighted average Common Units outstanding — diluted (thousands)	93,086	93,050	93,023

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for Fiscal 2017 and Fiscal 2016 resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.01, and $0.02, respectively. There was no such effect for Fiscal 2018.

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

The partnership evaluated the impact of these errors on prior periods and determined that the effects were not material to the financial statements for Fiscal 2017, or any prior period financial statements, and recorded the cumulative effect of the error in accounting for certain disposals as of October 1, 2016, and recorded the cumulative effect of the error in accounting for depreciation expense relating to certain assets acquired in the Heritage Propane acquisitions as of July 1, 2017. The correction of the error related to gains on sales of certain property, plant and equipment obtained in the Heritage Propane acquisition decreased Fiscal 2017 other operating income, net by $8,847 and decreased Fiscal 2017 depreciation by $1,162. The correction of the error related to depreciation expense of certain assets acquired in the Heritage Propane acquisition increased Fiscal 2017 depreciation by $7,350.

Note 3 — Accounting Changes

New Accounting Standards Adopted Effective October 1, 2018

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The guidance provided under this ASU, as amended, supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers and requires, among other things, the disaggregation of revenues into categories that show how economic factors affect the nature, timing and uncertainty of revenues and cash flows. We adopted this ASU effective October 1, 2018, using the modified retrospective transition method.

The Partnership has completed the process of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

and design of internal controls. The adoption of this new guidance will not have a material impact on our consolidated financial statements.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred after October 1, 2018.

Other Accounting Principles Not Yet Adopted

Fair Value Measurements Disclosures. In August 2018, the FASB issued ASU No. 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 (Fiscal 2021). The guidance regarding removed and modified disclosures will be adopted on a retrospective basis and the guidance regarding new disclosures will be adopted on a prospective basis. Early adoption is permitted. The Partnership is in the process of assessing the impact on its financial statement disclosures from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for the Partnership for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU, as subsequently updated, amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for the Partnership for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements unless an entity chooses the transition option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption. We will adopt ASU No. 2016-02, as updated, effective October 1, 2019 and expect to elect the proposed transition option which would allow the Partnership to maintain historical presentation for periods before October 1, 2019. The Partnership has completed a preliminary assessment for evaluating the impact of the guidance and anticipates that its adoption will result in a significant amount of right-of-use assets and lease liabilities for leases in effect at the adoption date. The Partnership has begun implementation activities including accumulating contracts and lease data in formats compatible with a new lease management system that will assist with the initial adoption of the standard.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 4 — Acquisitions

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, AmeriGas OLP acquired a number of domestic retail propane distribution businesses for total net cash consideration of $10,090, $36,824 and $37,560, respectively. In conjunction with these acquisitions, liabilities of $2,695 in Fiscal 2018, $10,848 in Fiscal 2017 and $11,819 in Fiscal 2016 were incurred. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The total purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

	2018	2017	2016
Net current assets (liabilities)	$926	$1,176	$(162)
Property, plant and equipment	2,987	6,712	9,322
Goodwill	4,528	23,029	24,213
Customer relationships and noncompete agreements (estimated useful life of 10 and 5 years, respectively)	4,344	16,714	16,006
Other assets	—	41	—
Total	$12,785	$47,672	$49,379

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
Quarterly distributions of Available Cash per limited partner unit paid during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were as follows:

	2018	2017	2016
1st Quarter	$0.95	$0.94	$0.92
2nd Quarter	$0.95	$0.94	$0.92
3rd Quarter	$0.95	$0.95	$0.94
4th Quarter	$0.95	$0.95	$0.94

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $54,938, $52,742 and $47,432, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2018, Fiscal 2017 and Fiscal 2016 of $45,321, $43,525 and $38,157, respectively.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 6 — Debt
Long-term debt comprises the following at September 30:

	2018	2017
AmeriGas Partners Senior Notes:
5.50% due May 2025 (a)	$700,000	$700,000
5.875% due August 2026 (a)	675,000	675,000
5.75% due May 2027 (a)	525,000	525,000
5.625% due May 2024 (a)	675,000	675,000
Heritage Operating, L.P. (“HOLP”) Senior Secured Notes	7,516	11,348
Other	14,615	17,262
Total long-term debt	2,597,131	2,603,610
Less: unamortized debt issuance costs	(27,498)	(31,331)
Less: current maturities	(8,626)	(8,447)
Total long-term debt due after one year	$2,561,007	$2,563,832

(a)	AmeriGas Partners and AmeriGas Finance Corp. co-issued these senior notes.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: Fiscal 2019 — $8,758; Fiscal 2020 — $7,950; Fiscal 2021 — $3,559; Fiscal 2022 — $1,598; Fiscal 2023 — $266.
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
During Fiscal 2016, AmeriGas Partners and AmeriGas Finance Corp. issued in an underwritten offering $675,000 principal amount of 5.625% Senior Notes due May 2024 and $675,000 principal amount of 5.875% Senior Notes due August 2026 (collectively, the “AmeriGas 2016 Senior Notes”). The AmeriGas 2016 Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the AmeriGas 2016 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of AmeriGas Partners’ 6.50% Senior Notes, 6.75% Senior Notes and 6.25% Senior Notes, having an aggregate principal balance of $1,270,001 plus accrued and unpaid interest and early redemption premiums and (2) for general corporate purposes.
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
HOLP Senior Secured Notes
The Partnership’s total long-term debt at September 30, 2018 and 2017, includes $7,516 and $11,348, respectively, of HOLP Senior Secured Notes including unamortized premium of $244 and $439, respectively. The effective interest rate on the HOLP Notes is 6.75% at September 30, 2018 and 2017. The HOLP Senior Secured Notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

AmeriGas OLP Credit Agreement

In December 2017, AmeriGas OLP entered into the Second Amended and Restated Credit Agreement (“AmeriGas OLP Credit Agreement”) with a group of banks. The AmeriGas OLP Credit Agreement amends and restates an AmeriGas OLP previously existing credit agreement (collectively, the “credit agreements”). The AmeriGas OLP Credit Agreement provides for borrowings up to $600,000 (including a $150,000 sublimit for letters of credit) and expires in December 2022. The AmeriGas OLP Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the AmeriGas OLP Credit Agreement, plus a margin. The applicable margin on base rate borrowings ranges from 0.50% to 1.75%, and the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.75%. The aforementioned margins on borrowings are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the AmeriGas OLP Credit Agreement).
At September 30, 2018 and 2017, there were $232,000 and $140,000 of borrowings outstanding under the credit agreements, which amounts are reflected as “Short-term borrowings” on the Consolidated Balance Sheets. The weighted-average interest rates on borrowings under the credit agreements at September 30, 2018 and 2017 were 4.58% and 3.74%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the credit agreements, totaled $63,497 and $67,211 at September 30, 2018 and 2017, respectively.
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
If the ratio in item 2 above is less than or equal to 1.75-to-1, the Partnership may make cash distributions in a total amount not to exceed $300,000 less the total amount of distributions made during the immediately preceding 16 Fiscal quarters. At September 30, 2018, the Partnership was not restricted by the consolidated fixed charge coverage ratio from making cash distributions. See the provisions of the Partnership Agreement relating to distributions of Available Cash in Note 5.
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
The AmeriGas OLP Credit Agreement restricts the incurrence of additional indebtedness and also restricts certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The AmeriGas OLP Credit Agreement requires that AmeriGas OLP and AmeriGas Partners maintain ratios of total indebtedness to EBITDA, as defined, below certain thresholds. In addition, the Partnership must maintain a minimum ratio of EBITDA to interest expense, as defined and as calculated on a rolling four-quarter basis. Generally, as long as no default exists or would result therefrom, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
At September 30, 2018, the amount of net assets of the Partnership’s subsidiaries that was restricted from transfer as a result of the amount of Available Cash, computed in accordance with the Partnership Agreement, applicable debt agreements and AmeriGas OLP’s partnership agreement, totaled approximately $2,800,000.

Note 7 — Employee Retirement Plans
The General Partner sponsors a 401(k) savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. Generally, employee contributions are matched on a dollar-for-dollar (100%)

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

basis up to 5% of eligible compensation. The cost of benefits under our savings plan was $11,412 in Fiscal 2018, $10,775 in Fiscal 2017 and $10,335 in Fiscal 2016.
The General Partner also sponsors a nonqualified deferred compensation plan and a nonqualified supplemental executive retirement plan. These plans provide benefits to executives that would otherwise be provided under the Partnership’s retirement plans but are prohibited due to Internal Revenue Code limits. Costs associated with these plans were not material in Fiscal 2018, Fiscal 2017 and Fiscal 2016.

Note 8 — Inventories
Inventories comprise the following at September 30:

	2018	2017
Propane gas	$114,005	$99,035
Materials, supplies and other	10,546	11,899
Appliances for sale	5,976	5,745
Total inventories	$130,527	$116,679

In addition to inventories on hand, we also enter into contracts to purchase propane to meet a portion of our supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Note 9 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2018	2017
Land	$135,809	$135,965
Buildings and improvements	197,148	196,798
Transportation equipment	214,526	250,493
Storage facilities	212,686	268,415
Equipment, primarily cylinders and tanks	1,330,049	1,612,375
Work in process	27,859	19,517
Other	182,032	235,037
Gross property, plant and equipment	2,300,109	2,718,600
Less accumulated depreciation	(1,151,726)	(1,511,890)
Net property, plant and equipment	$1,148,383	$1,206,710

Note 10 — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Balance September 30, 2016	$1,978,981
Acquisitions	23,029
Balance September 30, 2017	2,002,010
Acquisitions	4,528
Dispositions	(2,867)
Balance September 30, 2018	$2,003,671

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The Partnership’s intangible assets comprise the following at September 30:

	2018	2017
Customer relationships and noncompete agreements (subject to amortization)	$497,373	$497,385
Trademarks and tradenames (subject to amortization)	7,944	—
Trademarks and tradenames (not subject to amortization)	—	82,944
Gross carrying amount	505,317	580,329
Accumulated amortization	(225,709)	(190,289)
Intangible assets, net	$279,608	$390,040

Amortization expense of intangible assets was $39,927, $37,994 and $38,405 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2019 — $40,389; Fiscal 2020 — $39,152; Fiscal 2021 — $35,914; Fiscal 2022 — $32,963; Fiscal 2023 — $31,627.

In April 2018, a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily those associated with the Partnership’s January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. As a result, during the third quarter of Fiscal 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values of approximately $7,944. During the third quarter of Fiscal 2018, the Partnership recorded a non-cash impairment charge of $75,000 which amount is reflected in “Impairment of tradenames and trademarks” on the Consolidated Statements of Operations, and is amortizing the remaining fair value of these tradenames and trademarks over their estimated period of benefit of three years. See Note 15 for further information on the determination of fair values for the affected tradenames and trademarks.

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

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Equity Compensation Plans
The General Partner grants equity-based awards to employees and non-employee directors comprising grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $3,432, $3,920 and $4,025 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
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
With respect to AmeriGas Performance Unit awards granted in January 2014 subject to measurement compared with the Propane MLP Group, grantees were eligible to receive 150% of the target award if AmeriGas Partners’ TUR exceeded the TUR of the other two members of the Propane MLP Group. Otherwise there would be no payout of such AmeriGas Performance Units. For those performance awards granted on or after January 1, 2015 that are subject to the MLP Modifier, if one of the other two members of the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“MLP Event”) and, depending upon the timing of such MLP Event, the ultimate amount of such AmeriGas Performance Unit awards to be issued, and the amount of distribution equivalents to be paid, would depend upon AmeriGas Partners’ TUR rank relative to (1) the Alerian MLP Group for the entire performance period; (2) the Alerian MLP Group for the entire performance period and the Propane MLP Group (through the date of the MLP Event); or (3) the Propane MLP Group through the date of the MLP Event.

With respect to AmeriGas Performance Unit awards granted in January 2015 whose payout was based upon net customer gain and retention performance, grantees could ultimately receive between 0% and 200% of the target award based upon the annual actual net customer gain and retention performance as adjusted for the net customer gain and retention performance over the three-year performance period. With respect to AmeriGas Performance Unit awards granted January 2016 and thereafter whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the actual net customer gain and retention performance over the entire three-year performance period.

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
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards subject to market-based conditions and related compensation costs:

	Grants Awarded in Fiscal Year
	2018	2017	2016
Risk-free rate	2.0%	1.5%	1.3%
Expected life	3 years	3 years	3 years
Expected volatility	21.1%	21.7%	20.6%
Dividend Yield	8.2%	7.8%	10.7%

The General Partner granted awards under the 2010 Plan representing 84,811, 67,563 and 73,080 Common Units in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, having weighted-average grant date fair values per Common Unit subject to award of $50.05, $52.37 and $37.93, respectively. At September 30, 2018, 2,242,468 Common Units were available for future award grants under the 2010 Plan.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2018:

	Common Units	Weighted-Average Grant-Date Fair Value (per Unit)
Total Units at September 30, 2017 (a)	218,224	$50.03
AmeriGas Performance Units:
Granted	55,550	$52.14
Forfeited	(1,900)	$56.70
Awards paid	(18,874)	$86.53
Performance criteria not met	(37,099)	$51.93
AmeriGas Stock Units:
Granted	29,261	$46.09
Forfeited	(400)	$45.66
Awards paid	(8,000)	$45.62
Total Units at September 30, 2018 (a)	236,762	$47.12

(a)
Total units includes AmeriGas Stock Units issued to non-employee directors, which vest on the grant date, and AmeriGas Performance Units and AmeriGas Stock Units issued to retirement-eligible employees that vest on an accelerated basis. Total vested restricted units at September 30, 2018 and September 30, 2017 were 71,148 and 65,989, respectively.

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Partnership paid AmeriGas Performance Unit and AmeriGas Stock Unit awards in Common Units and cash as follows:

	2018	2017	2016
AmeriGas Performance Unit awards:
Number of Common Units subject to original Awards granted, net of forfeitures	65,525	53,800	44,800
Performance periods beginning in fiscal years:	2015	2014	2013
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	13,164	29,489	23,017
Cash paid	$1,227	$2,928	$1,718
AmeriGas Stock Unit awards:
Number of Common Units subject to original Awards granted, net of forfeitures	14,811	32,658	20,336
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	5,322	3,932	9,272
Cash paid	$131	$95	$370

As of September 30, 2018, there was $1,162 of unrecognized equity-based compensation expense related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2018, there was a total of approximately $1,922 of unrecognized compensation cost associated with 236,762 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.7 years. The total fair values of Common Unit-based awards that vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were $2,156, $2,056 and $1,968, respectively. As of September 30, 2018 and 2017, total liabilities of $2,297 and $2,501 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 12 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $83,418 in Fiscal 2018, $78,880 in Fiscal 2017 and $73,043 in Fiscal 2016.
Minimum future payments under noncancelable operating leases are as follows:

Year Ending September 30,
2019	$74,748
2020	68,350
2021	60,713
2022	52,771
2023	45,816
Thereafter	105,502
Total minimum operating lease payments	$407,900

Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. At the end of the lease term, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount or we will pay the lessors the difference. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2018, the maximum potential amount of future payments under lease guarantees, assuming the leased equipment was deemed worthless at the end of the lease term, was approximately $55,000. The fair values of residual lease guarantees were not material at September 30, 2018.

Contingencies

Saranac Lake Environmental Matter. In 2008, the New York State Department of Environmental Conservation (“NYDEC”) notified AmeriGas OLP that the NYDEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites.  A site characterization study performed by the NYDEC disclosed contamination related to a former manufactured gas plant (“MGP”).  AmeriGas OLP responded to the NYDEC in 2009 to dispute the contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site.  In 2017, the NYDEC communicated to AmeriGas OLP that the NYDEC had previously issued three Records of Decision (“RODs”) related to remediation of the site totaling approximately $27,700 and requested additional information regarding AmeriGas OLP’s purported ownership.  AmeriGas renewed its challenge to designation as a PRP and identified potential defenses.  The NYDEC subsequently identified a third party PRP with respect to the site.

The NYDEC commenced implementation of the remediation plan in the spring of 2018.  Based on our evaluation of the available information, the Partnership accrued an undiscounted environmental remediation liability of $7,545 related to the site during the third quarter of Fiscal 2017 which amount is included in “Operating and administrative expenses” on the Consolidated Statement of Operations.  Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  As of June 2018, as the result of rulings on a series of procedural filings, including petitions filed with the Eighth Circuit and the U.S. Supreme Court, both the federal and state law claims of the direct customer plaintiffs and the state law claims of the indirect customer plaintiffs have been remanded to the District Court.  The decision of the District Court to dismiss the federal antitrust

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

claims of the indirect customer plaintiffs was upheld by the Eighth Circuit.  Motions are pending before the District Court regarding the indirect purchasers’ state law claims.

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

Note 13 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $575,699 in Fiscal 2018, $561,574 in Fiscal 2017 and $556,964 in Fiscal 2016, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $17,225 in Fiscal 2018, $16,862 in Fiscal 2017 and $18,680 in Fiscal 2016. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs related to these items totaled $3,391 in Fiscal 2018, $3,283 in Fiscal 2017 and $2,323 in Fiscal 2016.

From time to time, AmeriGas OLP purchases propane on an as needed basis from UGI Energy Services, LLC (“Energy Services”). The price of the purchases is generally based on market price at the time of purchase. Purchases from affiliates of UGI during Fiscal 2018 were not material. There were no purchases of propane by AmeriGas OLP from Energy Services during Fiscal 2017 and Fiscal 2016.

In addition, AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI were not material during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

On November 7, 2017, AmeriGas Partners entered into the Commitment Agreement with the General Partner and UGI pursuant to which UGI has committed to make up to $225,000 of capital contributions to the Partnership through July 1, 2019, for consideration comprising new Class B Common Units representing limited partner interests in the Partnership.  See Note 11 for additional information on this agreement.

Note 14 — Other Current Liabilities
Other current liabilities comprise the following at September 30:

	2018	2017
Litigation, property and casualty liabilities	$56,860	$65,071
Taxes other than income taxes	11,945	12,207
Deferred tank rent revenue	16,336	16,533
Other	20,769	19,770
Total other current liabilities	$105,910	$113,581

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 15 — Fair Value Measurements
Derivative Instruments
The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2018 and 2017:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2018:
Derivative instruments:
Assets:
Commodity contracts	$—	$52,529	$—	$52,529
Liabilities:
Commodity contracts	$—	$(251)	$—	$(251)
September 30, 2017:
Derivative instruments:
Assets:
Commodity contracts	$—	$40,714	$—	$40,714
Liabilities:
Commodity contracts	$—	$(920)	$—	$(920)

The fair values of our non-exchange traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Nonrecurring Fair Value Measurements

As discussed in Note 10, in April 2018, the Partnership’s senior management approved a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily those associated with the Partnership’s January 2012 acquisition of Heritage Propane. This action required the Partnership to remeasure the fair values of these tradenames and trademarks based upon their remaining period of benefit. The Partnership used the relief from royalty method to estimate the fair values of the tradenames and trademarks, which method estimates our theoretical royalty savings from ownership of the tradenames and trademarks. Key assumptions used in this method include discount rates, royalty rates, growth rates and sales projections. These assumptions reflect current economic conditions, management expectations and projected future cash flows expected to be generated from these tradenames and trademarks. The Partnership has determined that the lowest level of the input that is significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy. As of the April 2018 measurement date, these tradenames and trademarks had an estimated fair value of $7,944.
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at September 30, 2018 and September 30, 2017 were as follows:

	2018	2017
Carrying amount	$2,597,131	$2,603,610
Estimated fair value	$2,562,206	$2,699,428
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
Commodity Price Risk
In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts, to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap agreements to reduce the effects of short-term commodity price volatility. At September 30, 2018 and 2017, total volumes associated with propane commodity derivatives totaled 244.8 million gallons and 213.6 million gallons, respectively. At September 30, 2018, the maximum period over which we are economically hedging propane market price risk is 24 months.
Derivative Instruments Credit Risk
The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2018. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At September 30, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities are presented net by counterparty on the Consolidated Balance Sheets if the right of offset exists. Our derivative instruments comprise over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of offset through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
In general, most of our over-the-counter transactions are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on the Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.

AmeriGas Partners and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Fair Value of Derivative Instruments
The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30, 2018 and 2017:

	2018	2017
Derivative assets:
Derivatives not designated as hedging instruments:
Commodity contracts	$52,529	$40,714
Total derivative assets — gross	52,529	40,714
Gross amounts offset in the balance sheet	(251)	(920)
Cash collateral received	(7,270)	(7,991)
Total derivative assets — net	$45,008	$31,803
Derivative liabilities:
Derivatives not designated as hedging instruments:
Commodity contracts	$(251)	$(920)
Total derivative liabilities — gross	(251)	(920)
Gross amounts offset in the balance sheet	251	920
Total derivative liabilities — net	$—	$—

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Consolidated Statements of Operations for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	Gain			Location of Gain Recognized in Income
	Recognized in Income
	2018	2017	2016
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$62,316	$65,644	$2,567	Cost of sales — propane

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

Note 17 — Other Operating Income, Net
Other operating income, net, comprises the following:

	2018	2017	2016
Finance charges	$16,379	$11,805	$15,201
Gains (losses) on sales of fixed assets (a)	5,236	(2,197)	8,062
Other	2,758	2,265	4,989
Total other operating income, net	$24,373	$11,873	$28,252

(a)	Fiscal 2017 amount includes a loss of $8,847 from correction of error (see Note 2).

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

	December 31,		March 31,		June 30,		September 30,
	2017	2016 (c)	2018	2017 (c)	2018 (a)	2017 (b) (c)	2018	2017
Revenues	$787,296	$677,166	$1,040,332	$863,660	$528,403	$467,496	$466,947	$445,173
Operating income (loss)	$148,825	$167,631	$235,817	$199,864	$(33,699)	$(1,137)	$10,399	$21,500
Net income (loss) including noncontrolling interest	$105,870	$93,615	$194,166	$137,083	$(74,772)	$(46,794)	$(31,262)	$(18,035)
Net income (loss) attributable to AmeriGas Partners, L.P.	$104,421	$91,954	$191,824	$135,088	$(74,396)	$(46,752)	$(31,327)	$(18,231)
Income (loss) per limited partner unit (d):
Basic	$0.97	$0.87	$1.44	$1.14	$(0.91)	$(0.62)	$(0.46)	$(0.32)
Diluted	$0.97	$0.87	$1.44	$1.14	$(0.91)	$(0.62)	$(0.46)	$(0.32)

(a)	The quarter ended June 30, 2018, includes the impact of the impairment of Heritage tradenames and trademarks of $75,000 ($74,242 after noncontrolling interest) (See Note 10).

(b)	Includes an environmental accrual associated with the site of a former MGP obtained in a prior-year acquisition of $7,545 ($7,469 after noncontrolling interest) (See Note 12).

(c)	The quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 include loss on extinguishments of debt of $33,151, $22,144 and $4,434, respectively (see Note 6).

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

	December 31,		March 31,
Quarter ended:	2017	2016	2018	2017
Decrease in income per limited partner unit	$(0.02)	$—	$(0.48)	$(0.19)

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash	$1,105	$1,529
Total current assets	1,105	1,529
Investment in AmeriGas Propane, L.P.	3,128,927	3,335,902
Other assets	56	56
Total assets	$3,130,088	$3,337,487
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other liabilities	$2,879	$2,820
Accrued interest	42,921	42,921
Total current liabilities	45,800	45,741
Long-term debt	2,547,681	2,543,847
Commitments and contingencies
Partners’ capital:
Common unitholders	523,925	733,104
General partner	12,682	14,795
Total partners’ capital	536,607	747,899
Total liabilities and partners’ capital	$3,130,088	$3,337,487

Commitments and Contingencies
There are no scheduled principal repayments of long-term debt during the next five fiscal years.

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(Thousands of dollars, except per unit amounts)

	Year Ended September 30,
	2018	2017	2016
Operating expenses, net	$(258)	$(300)	$(255)
Loss on extinguishments of debt	—	(59,729)	(48,889)
Interest expense (including related party interest expense)	(150,204)	(151,294)	(156,350)
Loss before equity in income of AmeriGas Propane, L.P.	(150,462)	(211,323)	(205,494)
Equity in income of AmeriGas Propane, L.P.	340,984	373,382	412,478
Net income attributable to AmeriGas Partners	$190,522	$162,059	$206,984
General partner’s interest in net income attributable to AmeriGas Partners	$47,226	$45,146	$40,227
Limited partners’ interest in net income attributable to AmeriGas Partners	$143,296	$116,913	$166,757
Income per limited partner unit — basic and diluted	$1.54	$1.25	$1.77
Weighted average limited partner units outstanding — basic (thousands)	93,034	92,996	92,949
Weighted average limited partner units outstanding — diluted (thousands)	93,086	93,050	93,023

AMERIGAS PARTNERS, L.P.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2018	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$401,412	$368,634	$371,536

CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to AmeriGas Propane, L.P.	—	(157,000)	(3,900)
Net cash used by investing activities	—	(157,000)	(3,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(402,645)	(398,877)	(387,659)
Issuance of long-term debt, net of issuance costs	—	1,207,727	1,331,293
Repayment of long-term debt, including redemption premiums	—	(1,032,097)	(1,309,588)
Proceeds associated with equity based compensation plans, net of tax withheld	801	1,465	1,127
Capital contribution from General Partner	8	15	11
Net cash used by financing activities	(401,836)	(221,767)	(364,816)
(Decrease) increase in cash and cash equivalents	$(424)	$(10,133)	$2,820
CASH AND CASH EQUIVALENTS:
End of year	$1,105	$1,529	$11,662
Beginning of year	1,529	11,662	8,842
(Decrease) increase	$(424)	$(10,133)	$2,820

(a)	Includes cash distributions received from AmeriGas Propane, L.P. of $547,958, $512,326 and $530,912 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2018
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$11,820	$14,016	$(13,011)	(1)	$12,825

Year Ended September 30, 2017
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$11,436	$17,693	$(17,309)	(1)	$11,820

Year Ended September 30, 2016
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$12,257	$11,215	$(12,036)	(1)	$11,436

(1)	Uncollectible accounts written off, net of recoveries.

S-4