Form 10-Q
period 2018-12-31
AMERIGAS PARTNERS LP
filed 2019-02-07
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2019, there were 92,987,318 Common Units of AmeriGas Partners, L.P. outstanding.

- i -

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

AmeriGas Partners, L.P. and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., the publicly-traded master limited partnership
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of UGI
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners and AmeriGas OLP
Partnership - AmeriGas Partners, AmeriGas OLP and all of their subsidiaries collectively
UGI - UGI Corporation
Other Terms and Abbreviations
2017 three-month period - Three-month period ended December 31, 2017
2018 Annual Report - AmeriGas Partners Annual Report on Form 10-K for the fiscal year ended September 30, 2018
2018 three-month period - Three-month period ended December 31, 2018
Adjusted EBITDA - A non-GAAP financial measure comprising the Partnership’s EBITDA as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have
ASC - Accounting Standards Codification
ASC 605 - ASC 605, “Revenue Recognition”
ASC 606 - ASC 606, “Revenue from Contracts with Customers”
ASU - Accounting Standards Update
Common Units - Limited partnership ownership interests in AmeriGas Partners
Credit Agreement - Revolving Credit Agreement issued by AmeriGas OLP expiring in December 2022
EBITDA - A non-GAAP financial measure comprising the Partnership’s earnings before interest expense, income taxes, depreciation and amortization
Exchange Act - Securities Exchange Act of 1934, as amended
FASB - Financial Accounting Standards Board
FDIC - Federal Deposit Insurance Corporation
GAAP - U.S. generally accepted accounting principles
IDR - Incentive distribution right
MGP - Manufactured gas plant
MLP - Master limited partnership
NOAA - National Oceanic and Atmospheric Administration
NPNS - Normal purchase and normal sale

NYDEC - New York State Department of Environmental Conservation
Partnership Agreement - Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners
PRP - Potentially responsible party
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
TCJA - Tax Cuts and Jobs Act
Western Missouri District Court - The United States District Court for the Western District of Missouri

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2018	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,298	$6,878	$7,197
Accounts receivable (less allowances for doubtful accounts of $14,776, $12,825 and $14,953, respectively)	344,124	206,576	334,820
Accounts receivable — related parties	3,049	3,248	3,041
Inventories	128,925	130,527	135,849
Derivative instruments	—	38,661	30,925
Prepaid expenses and other current assets	66,147	66,001	69,409
Total current assets	550,543	451,891	581,241
Property, plant and equipment (less accumulated depreciation of $1,180,798, $1,151,726 and $1,524,282, respectively)	1,141,149	1,148,383	1,189,397
Goodwill	2,003,671	2,003,671	2,002,010
Intangible assets, net	269,467	279,608	380,433
Derivative instruments	—	6,347	1,453
Other assets	40,701	35,918	37,570
Total assets	$4,005,531	$3,925,818	$4,192,104
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$8,349	$8,626	$8,447
Short-term borrowings	368,500	232,000	263,500
Accounts payable — trade	171,811	137,050	183,983
Accounts payable — related parties	582	1,482	108
Customer deposits and advances	74,185	91,829	89,544
Derivative instruments	14,015	—	—
Other current liabilities	176,428	207,041	173,592
Total current liabilities	813,870	678,028	719,174
Long-term debt	2,560,696	2,561,007	2,563,441
Other noncurrent liabilities	118,050	117,115	122,641
Total liabilities	3,492,616	3,356,150	3,405,256
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,987,318, 92,977,072 and 92,963,340, respectively)	468,470	523,925	736,966
General partner	12,120	12,682	14,832
Total AmeriGas Partners, L.P. partners’ capital	480,590	536,607	751,798
Noncontrolling interest	32,325	33,061	35,050
Total partners’ capital	512,915	569,668	786,848
Total liabilities and partners’ capital	$4,005,531	$3,925,818	$4,192,104
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended December 31,
	2018	2017
Revenues:
Propane	$742,900	$711,464
Other	77,313	75,832
	820,213	787,296
Costs and expenses:
Cost of sales — propane (excluding depreciation and amortization shown below)	435,415	344,351
Cost of sales — other (excluding depreciation and amortization shown below)	21,586	20,994
Operating and administrative expenses	235,138	230,339
Depreciation and amortization	45,709	47,424
Other operating income, net	(5,719)	(4,637)
	732,129	638,471
Operating income	88,084	148,825
Interest expense	(42,354)	(40,577)
Income before income taxes	45,730	108,248
Income tax expense	(409)	(2,378)
Net income including noncontrolling interest	45,321	105,870
Deduct net income attributable to noncontrolling interest	(835)	(1,449)
Net income attributable to AmeriGas Partners, L.P.	$44,486	$104,421

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$11,776	$12,372
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$32,710	$92,049
Income per limited partner unit (see Note 2):
Basic	$0.35	$0.97
Diluted	$0.35	$0.97
Weighted-average limited partner units outstanding (thousands):
Basic	93,055	93,016
Diluted	93,118	93,080
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$45,321	$105,870
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	45,709	47,424
Provision for uncollectible accounts	4,246	4,878
Change in unrealized gains and losses on derivatives instruments	78,502	(751)
Other, net	(585)	1,841
Net change in:
Accounts receivable	(141,596)	(141,299)
Inventories	1,602	(19,170)
Accounts payable	33,861	64,101
Derivative instruments collateral deposits (paid) received	(17,270)	185
Other current assets	(4,975)	(11,553)
Other current liabilities	(48,676)	(49,705)
Net cash (used) provided by operating activities	(3,861)	1,821
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(31,011)	(23,586)
Proceeds from disposals of assets	3,562	3,661
Net cash used by investing activities	(27,449)	(19,925)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(100,671)	(100,650)
Noncontrolling interest activity	(1,571)	(1,571)
Increase in short-term borrowings	136,500	123,500
Repayment of long-term debt	(1,528)	(1,255)
Other	—	(2,039)
Net cash provided by financing activities	32,730	17,985
Cash and cash equivalents increase (decrease)	$1,420	$(119)
CASH AND CASH EQUIVALENTS
Cash and cash equivalents at end of period	$8,298	$7,197
Cash and cash equivalents at beginning of period	6,878	7,316
Cash and cash equivalents increase (decrease)	$1,420	$(119)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the three months ended December 31, 2018:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2018	92,977,072	$523,925	$12,682	$536,607	$33,061	$569,668
Net income including noncontrolling interest		32,710	11,776	44,486	835	45,321
Distributions		(88,333)	(12,338)	(100,671)	(1,571)	(102,242)
Unit-based compensation expense		168		168		168
Common Units issued in connection with employee and director plans, net of tax withheld	10,246	—	—	—		—
Balance December 31, 2018	92,987,318	$468,470	$12,120	$480,590	$32,325	$512,915

For the three months ended December 31, 2017:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2017	92,958,586	$733,104	$14,795	$747,899	$35,172	$783,071
Net income including noncontrolling interest		92,049	12,372	104,421	1,449	105,870
Distributions		(88,315)	(12,335)	(100,650)	(1,571)	(102,221)
Unit-based compensation expense		190		190		190
Common Units issued in connection with employee and director plans, net of tax withheld	4,754	(62)	—	(62)		(62)
Balance December 31, 2017	92,963,340	$736,966	$14,832	$751,798	$35,050	$786,848
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 1 — Nature of Operations

AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary, AmeriGas OLP. AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. AmeriGas Partners, AmeriGas OLP and all of their subsidiaries are collectively referred to herein as the Partnership.

AmeriGas OLP is engaged in the distribution of propane and related equipment and supplies. AmeriGas OLP comprises the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers in all 50 states.

At December 31, 2018, the General Partner, an indirect wholly owned subsidiary of UGI, held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units. The remaining Common Units outstanding represents publicly held Common Units. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and AmeriGas OLP have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 9).

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. The September 30, 2018, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP.

These financial statements should be read in conjunction with the Partnership’s 2018 Annual Report. Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership’s propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Revenue Recognition. Effective October 1, 2018, the Partnership adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which, as amended, is included in ASC 606. This new accounting guidance supersedes previous revenue recognition requirements in ASC 605. ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership adopted this new accounting guidance using the modified retrospective transition method to those contracts which were not completed as of October 1, 2018. Periods prior to October 1, 2018, have not been restated and continue to be reported in accordance with ASC 605. Upon adoption, there were no cumulative effect adjustments made to the October 1, 2018, partners’ capital balances. The adoption of ASC 606 did not, and is not expected to, have a material impact on the amount or timing of our revenue recognition and on our consolidated net income, cash flows or financial position.

Certain revenues are not within the scope of ASC 606 such as revenue from leases, financial instruments, other revenues that are not from contracts with customers, and other contractual rights or obligations and we account for such revenues in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. The Partnership has elected to use the practical expedient to expense the costs to obtain

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

contracts when incurred as such amounts are generally not material.

See Note 4 for the additional disclosures regarding the Partnership’s revenue from contracts with customers.

Allocation of Net Income (Loss). Net income (loss) attributable to AmeriGas Partners, L.P. for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages after giving effect to amounts distributed to the General Partner in excess of its 1% general partner interest in AmeriGas Partners based on its IDRs under the Partnership Agreement.

Income (Loss) Per Unit. Income (loss) per limited partner unit is computed in accordance with GAAP regarding the application of the two-class method for determining income (loss) per unit for MLPs when IDRs are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed and requires a separate calculation for each quarter and year-to-date period. In periods when our net income attributable to AmeriGas Partners exceeds our Available Cash, as defined in the Partnership Agreement, and is above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the General Partner. Generally, in periods when our Available Cash in respect of the quarter or year-to-date periods exceeds our net income (loss) attributable to AmeriGas Partners, the calculation according to the two-class method results in an allocation of earnings to the General Partner greater than its relative ownership interest in the Partnership (or in the case of a net loss attributable to AmeriGas Partners, an allocation of such net loss to the Common Unitholders greater than their relative ownership interest in the Partnership).

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended December 31,
	2018	2017
Net income attributable to AmeriGas Partners, L.P.	$44,486	$104,421
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(11,776)	(14,202)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$32,710	$90,219

Weighted average Common Units outstanding — basic (thousands)	93,055	93,016
Potentially dilutive Common Units (thousands)	63	64
Weighted average Common Units outstanding — diluted (thousands)	93,118	93,080

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method for the three months ended December 31, 2017, resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit by $0.02. There was no dilutive effect based upon the computation of income per limited partner unit in accordance with the two-class method for the three months ended December 31, 2018.

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it qualifies and is designated as a hedge for accounting purposes. We do not currently have derivative instruments that are designated and qualify as cash flow hedges. Changes in the fair values of our commodity derivative instruments are reflected in “Cost of sales — propane” on the Condensed Consolidated Statements of Operations. Cash flows from commodity derivative instruments are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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

Note 3 — Accounting Changes
New Accounting Standards Adopted Effective October 1, 2018

Revenue Recognition. Effective October 1, 2018, the Partnership adopted new accounting guidance regarding revenue recognition. See Notes 2 and 4 for a detailed description of the impact of the new guidance and related disclosures.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three months ended December 31, 2018.

Accounting Standards Not Yet Adopted

Fair Value Measurements Disclosures. In August 2018, the FASB issued ASU No. 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for annual periods beginning October 1, 2020 (Fiscal 2021). The guidance regarding removing and modifying disclosures will be adopted on a retrospective basis and the guidance regarding new disclosures will be adopted on a prospective basis. Early adoption is permitted. The Partnership is in the process of assessing the impact on its financial statement disclosures from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for the Partnership for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required prospectively. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU, as subsequently updated, amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for the Partnership for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements unless

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

an entity chooses the transition option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption. We will adopt ASU No. 2016-02, as updated, effective October 1, 2019 and expect to elect the transition option which would allow the Partnership to maintain historical presentation for periods before October 1, 2019. The Partnership has completed a preliminary assessment for evaluating the impact of the guidance and anticipates that its adoption will result in a significant amount of right-of-use assets and lease liabilities for leases in effect at the adoption date. The Partnership has begun implementation activities including accumulating contracts and lease data in formats compatible with a new lease management system that will assist with the initial adoption of the standard.

Note 4 — Revenue from Contracts with Customers

We recognize revenue when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Partnership generally has the right to consideration from a customer in an amount that corresponds directly with the value to the customer for our performance completed to date. As such, we elected to recognize revenue in the amount to which we have a right to invoice.
We do not have a significant financing component in our contracts because we receive payment shortly before, at, or shortly after the transfer of control of the good or service. Because the period between the time the performance obligation is satisfied and payment received is one year or less, the Partnership has elected to apply the significant financing component practical expedient and no amount of consideration has been allocated as a financing component.
The Partnership records revenue principally from the sale of propane to retail and wholesale customers. The primary performance obligation associated with the sale of propane is the delivery of propane to (1) the customer’s point of delivery for retail customers and (2) the customer’s specified location where propane is picked up by wholesale customers, at which point control of the propane is transferred to the customer, the performance obligation is satisfied, and the associated revenue is recognized. For contracts with retail customers that consume propane from a metered tank, the Partnership recognizes revenue as the propane is consumed, at which point we have the right to invoice, and generally invoice monthly based on consumption.
Contracts with customers comprise different types of contracts with varying length terms, fixed or variable prices, and fixed or variable quantities. Contracts with our residential customers, which comprise a substantial number of our customer contracts, are generally one year or less. Customer contracts for the sale of propane include fixed-price, fixed-quantity contracts under which propane is provided to a customer at a fixed price and a fixed volume, and contracts that provide for the sale of propane at market prices at date of delivery with no fixed volumes. The Partnership offers contracts that permit the customer to lock in a fixed price for their volumes for a fee and also provide the customer with the option to pre-buy a fixed amount of propane at a fixed price. Amounts received under pre-buy arrangements are recorded as a contract liability when received and recorded as revenue when propane is delivered and control is transferred to the customer. Fees associated with fixed-price contracts are recorded as contract liabilities and recorded ratably over the contract period.
The Partnership also distributes propane to customers in portable cylinders. Under certain contracts, filled cylinders are delivered, and control is transferred, to a reseller. In such instances, the reseller is our customer and we record revenue upon delivery to the reseller. Under other contracts, filled cylinders are delivered to a reseller, but the Partnership retains control of the cylinders. In such instances, we record revenue at the time the reseller transfers control of the cylinder to the customer.
Certain retail propane customers receive credits which we account for as variable consideration. We estimate these credits based upon past practices and historical customer experience and we reduce our revenues recognized for these credits.
Other revenues from contracts with customers are generated primarily from certain fees the Partnership charges associated with the delivery of propane including hazmat safety compliance, inspection, metering, installation, fuel recovery and certain other services. Revenues from fees are typically recorded when the propane is delivered to the customer or the associated service is completed. Other revenues from contracts with customers are also generated from the Partnership’s parts and service business. The performance obligations of this business include installation and repair services. The performance obligations under these contracts are satisfied, and revenue is recognized, as control of the product is transferred or the services are rendered.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent the Partnership’s right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at December 31, 2018. Substantially all of the Partnership’s receivables are unconditional rights to consideration and are included in “Accounts receivable” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Partnership’s obligations to transfer goods or services to a customer for which the Partnership has received consideration from the customer. The balance of contract liabilities was $73,461 and $93,393 at December 31, 2018 and October 1, 2018, respectively, and are included in “Customer deposits and advances” and “Other current liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the three months ended December 31, 2018, from the amount included in contract liabilities at October 1, 2018 was $45,136.

Revenue Disaggregation
The following table presents our disaggregated revenues for the three months ended December 31, 2018:

Revenues from contracts with customers:
Propane:
Retail	$721,897
Wholesale	21,003
Other	60,558
Total revenues from contracts with customers	803,458
Other revenues (a)	16,755
Total revenues	$820,213

(a)	Primarily represents revenues from tank rentals that are not within the scope of ASC 606 and accounted for in accordance with other GAAP.

Remaining Performance Obligations
The Partnership has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 5 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	December 31, 2018	September 30, 2018	December 31, 2017
Goodwill (not subject to amortization)	$2,003,671	$2,003,671	$2,002,010
Intangible assets:
Customer relationships and noncompete agreements	$496,901	$497,373	$496,905
Trademarks and tradenames	7,944	7,944	—
Accumulated amortization	(235,378)	(225,709)	(199,416)
Intangible assets, net (definite-lived)	269,467	279,608	297,489
Trademarks and tradenames (indefinite-lived)	—	—	82,944
Total intangible assets, net	$269,467	$279,608	$380,433

Amortization expense of intangible assets was $10,140 and $9,607 for the three months ended December 31, 2018 and 2017, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2019 and the next four fiscal years is as follows: remainder of Fiscal 2019 — $30,255; Fiscal 2020 — $39,152; Fiscal 2021 — $35,914; Fiscal 2022 — $32,963; Fiscal 2023 — $31,627.

Note 6 — Commitments and Contingencies

Contingencies

Saranac Lake Environmental Matter. In 2008, the NYDEC notified AmeriGas OLP that the NYDEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by the NYDEC disclosed contamination related to a former MGP. AmeriGas OLP responded to the NYDEC in 2009 to dispute the contention it was a PRP as it did not operate the MGP and appeared to only own a portion of the site. In 2017, the NYDEC communicated to AmeriGas OLP that the NYDEC had previously issued three RODs related to remediation of the site totaling approximately $27,700 and requested additional information regarding AmeriGas OLP’s purported ownership. AmeriGas renewed its challenge to designation as a PRP and identified potential defenses. The NYDEC subsequently identified a third party PRP with respect to the site.

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on its evaluation of the available information, the Partnership accrued an undiscounted environmental remediation liability of $7,545 related to the site during the third quarter of Fiscal 2017. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Missouri District Court.  As the result of rulings on a series of procedural filings, including petitions filed with the Eighth Circuit and the U.S. Supreme Court, both the federal and state law claims of the direct customer plaintiffs and the state law claims of the indirect customer plaintiffs were remanded to the Western Missouri District Court. The decision of the Western Missouri District Court to dismiss the federal antitrust claims of the indirect customer plaintiffs was upheld by the Eighth Circuit. Motions are pending before the Western Missouri District Court regarding the indirect purchasers’ state law claims.

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

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements - Derivative Instruments

The following table presents, on a gross basis, our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of December 31, 2018, September 30, 2018 and December 31, 2017:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Assets:
Commodity contracts	$—	$958	$—	$958
Liabilities:
Commodity contracts	$—	$(27,182)	$—	$(27,182)
September 30, 2018:
Assets:
Commodity contracts	$—	$52,529	$—	$52,529
Liabilities:
Commodity contracts	$—	$(251)	$—	$(251)
December 31, 2017:
Assets:
Commodity contracts	$—	$41,187	$—	$41,187
Liabilities:
Commodity contracts	$—	$(633)	$—	$(633)

The fair values of our non-exchange traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at December 31, 2018, September 30, 2018 and December 31, 2017 were as follows:

	December 31, 2018	September 30, 2018	December 31, 2017
Carrying amount	$2,595,570	$2,597,131	$2,602,304
Estimated fair value	$2,364,251	$2,562,206	$2,660,194

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts, to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap agreements to reduce the effects of short term commodity price volatility. At December 31, 2018, September 30, 2018 and December 31, 2017, total volumes associated with propane commodity derivatives totaled 248.7 million gallons, 244.8 million gallons and 180.6 million gallons, respectively. At December 31, 2018, the maximum period over which we are economically hedging propane market price risk is 24 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2018. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting, as of December 31, 2018, September 30, 2018 and December 31, 2017:

	December 31, 2018	September 30, 2018	December 31, 2017
Derivative assets not designated as hedging instruments:
Commodity contracts	$958	$52,529	$41,187
Total derivative assets — gross	958	52,529	41,187
Gross amounts offset in the balance sheet	(958)	(251)	(633)
Cash collateral received	—	(7,270)	(8,176)
Total derivative assets — net	$—	$45,008	$32,378

Derivative liabilities not designated as hedging instruments:
Commodity contracts	$(27,182)	$(251)	$(633)
Total derivative liabilities — gross	(27,182)	(251)	(633)
Gross amounts offset in the balance sheet	958	251	633
Cash collateral pledged	10,000	—	—
Total derivative liabilities — net (a)	$(16,224)	$—	$—

(a)	Derivative liabilities with maturities greater than one year are recorded in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017:

	(Loss) Gain Recognized in Income		Location of (Loss) Gain Recognized in Income
Three Months Ended December 31,	2018	2017
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(82,762)	$19,614	Cost of sales — propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $152,047 and $147,287 for the three months ended December 31, 2018 and 2017, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,943 and $3,713 for the three months ended December 31, 2018 and 2017, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs incurred related to these items during the three months ended December 31, 2018 and 2017, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The price of the purchases is generally based on market price at the time of purchase. There were no purchases of propane by AmeriGas OLP from Energy Services during the three months ended December 31, 2018 and 2017.

In addition, the AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during three months ended December 31, 2018 and 2017 were not material.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement with the General Partner and UGI. Under the terms of the Standby Equity Commitment Agreement, UGI has committed to make up to $225,000 of capital contributions to the Partnership through July 1, 2019. UGI’s capital contributions may be made from time to time through July 1, 2019. There have been no capital contributions made to the Partnership under the Commitment Agreement.
In consideration for any capital contributions pursuant to the Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in the Partnership. The Class B Common Units will be issued at a price per unit equal to the 20-day volume-weighted average price of the Partnership’s Common Units prior to the date of the Partnership’s related capital call. The Class B Common Units will be entitled to cumulative quarterly distributions at a rate equal to the annualized Common Units yield at the time of the applicable capital call, plus 130 basis points. The Partnership may choose to make the distributions in cash or in kind in the form of additional Class B Common Units. While outstanding, the Class B Common Units will not be subject to any incentive distributions from the Partnership.
Generally, at any time after five years from the initial issuance of the Class B Common Units, holders may elect to convert all or any portion of the Class B Common Units they own into Common Units on a one-for-one basis and at any time after six years from the initial issuance of the Class B Common Units, subject to certain conditions, the Partnership may elect to convert all or any portion of the Class B Common Units into Common Units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

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

These factors, and those factors set forth in Item 1A. Risk Factors in the Partnership’s 2018 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Partnership’s results of operations for the 2018 three-month period with the 2017 three-month period.
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

AmeriGas Partners does not designate its propane commodity derivative instruments as hedges under GAAP. As a result, volatility in net income attributable to AmeriGas Partners as determined in accordance with GAAP can occur as gains and losses on commodity derivative instruments not associated with current-period transactions, principally comprising non-cash changes in unrealized gains and losses, are reflected in cost of sales.

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

Executive Overview

Three Months Ended December 31, 2018

We recorded GAAP net income attributable to AmeriGas Partners for the 2018 three-month period of $44.5 million compared to GAAP net income attributable to AmeriGas Partners for the 2017 three-month period of $104.4 million. GAAP net income in the 2018 and 2017 three-month periods reflect the effects of net unrealized (losses) gains of $(78.5) million and $0.8 million, respectively, on commodity derivative instruments not associated with current-period transactions.

Adjusted net income attributable to AmeriGas Partners for the 2018 three-month period was $122.2 million compared with adjusted net income attributable to AmeriGas Partners for the 2017 three-month period of $103.7 million. The $18.5 million increase in adjusted net income attributable to AmeriGas Partners reflects a $20.5 million increase in adjusted total margin on higher average retail propane unit margins and higher retail volumes sold. These increases in adjusted net income were partially offset by, among other things, slightly higher operating and administrative expenses. Average temperatures based upon heating degree days in our service territories were 4.9% colder than normal during the 2018 three-month period compared with average temperatures during the prior-year period that were 1.4% warmer than normal. Average temperatures in the 2017 three-month period reflect the impact of significantly colder than normal weather that occurred in late December.

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
Management believes EBITDA as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have (Adjusted EBITDA), is a meaningful non-GAAP financial measure used by investors to (1) compare the Partnership’s operating performance with that of other companies within the propane industry and (2) assess the Partnership’s ability to meet loan covenants. The Partnership’s definition of Adjusted EBITDA may be different from those used by other companies. Management uses Adjusted EBITDA to compare year-over-year profitability of the business without regard to capital structure as well as to compare the relative performance of the Partnership to that of other master limited partnerships without regard to their financing methods, capital structure, income taxes, the effects of gains and losses on commodity derivative instruments not associated with current-period transactions or historical cost basis. In view of the omission of interest, income taxes, depreciation and amortization, gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have from Adjusted EBITDA, management also assesses the profitability of the business by comparing net income attributable to AmeriGas Partners for the relevant periods. Management also uses Adjusted EBITDA to assess the Partnership’s profitability because its parent, UGI, uses the Partnership’s Adjusted EBITDA to assess the profitability of the Partnership which is one of UGI’s reportable segments. UGI discloses the Partnership’s Adjusted EBITDA in its disclosure about reportable segments as the profitability measure for its domestic propane segment.
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

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Dollars in millions)	Three Months Ended December 31,
	2018	2017
Adjusted total margin:
Total revenues	$820.2	$787.3
Cost of sales — propane	(435.4)	(344.4)
Cost of sales — other	(21.6)	(20.9)
Total margin	363.2	422.0
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	78.5	(0.8)
Adjusted total margin	$441.7	$421.2

Adjusted operating income:
Operating income	$88.1	$148.8
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	78.5	(0.8)
Adjusted operating income	$166.6	$148.0

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$44.5	$104.4
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions (a)	78.5	(0.7)
Noncontrolling interest in net gains and losses on commodity derivative instruments	(0.8)	—
Adjusted net income attributable to AmeriGas Partners	$122.2	$103.7

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$44.5	$104.4
Income tax expense	0.4	2.4
Interest expense	42.4	40.6
Depreciation and amortization	45.7	47.4
EBITDA	133.0	194.8
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions (a)	78.5	(0.7)
Noncontrolling interest in net gains and losses on commodity derivative instruments (a)	(0.8)	—
Adjusted EBITDA	$210.7	$194.1

(a)	Includes the impact of rounding.

RESULTS OF OPERATIONS

2018 three-month period compared with the 2017 three-month period

Three Months Ended December 31,	2018	2017	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	310.3	305.0	5.3	1.7%
Wholesale	21.9	17.0	4.9	28.8%
	332.2	322.0	10.2	3.2%
Revenues:
Retail propane	$721.9	$692.8	$29.1	4.2%
Wholesale propane	21.0	18.7	2.3	12.3%
Other	77.3	75.8	1.5	2.0%
	$820.2	$787.3	$32.9	4.2%
Total margin (a)	$363.2	$422.0	$(58.8)	(13.9)%
Operating and administrative expenses	$235.1	$230.3	$4.8	2.1%
Operating income	$88.1	$148.8	$(60.7)	(40.8)%
Net income attributable to AmeriGas Partners	$44.5	$104.4	$(59.9)	(57.4)%
Non-GAAP financial measures (b):
Adjusted total margin	$441.7	$421.2	$20.5	4.9%
EBITDA	$133.0	$194.8	$(61.8)	(31.7)%
Adjusted EBITDA	$210.7	$194.1	$16.6	8.6%
Adjusted operating income	$166.6	$148.0	$18.6	12.6%
Adjusted net income attributable to AmeriGas Partners	$122.2	$103.7	$18.5	17.8%
Heating degree days — % colder (warmer) than normal (c)	4.9%	(1.4)%	—	—

(a)
Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.” Total margin for the 2018 and 2017 three-month periods include the impact of net unrealized (losses) gains of $(78.5) million and $0.8 million, respectively, on commodity derivative instruments not associated with current-period transactions.

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

The Partnership’s retail gallons sold during the 2018 three-month period were 1.7% higher than the prior-year period. Average temperatures based upon heating degree days during the 2018 three-month period were 4.9% colder than normal and 6.3% colder than the prior-year period. Average temperatures in the 2017 three-month period were impacted by significantly colder than normal weather that occurred in late December.

Retail propane revenues increased $29.1 million during the 2018 three-month period reflecting the effects of higher average retail selling prices ($17.1 million) and higher retail volumes sold ($12.0 million). Wholesale propane revenues increased $2.3 million reflecting the effects of higher wholesale volumes sold ($5.4 million) partially offset by lower average wholesale selling prices ($3.1 million). Average daily wholesale propane commodity prices during the 2018 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were slightly lower than such prices during the 2017 three-month period reflecting lower year-over-year wholesale propane commodity prices later in the 2018 three-month period. Other revenues in the 2018 three-month period were slightly higher than in the prior-year period principally reflecting higher service and ancillary revenues.

Total cost of sales during the 2018 three-month period increased $91.7 million from the prior-year period. Cost of sales in the 2018 and 2017 three-month periods include $(78.5) million and $0.8 million of net (losses) gains on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of these net gains and (losses) on derivative commodity instruments, total cost of sales increased $12.4 million principally reflecting the effects of the higher retail and wholesale propane volumes sold ($10.9 million).

Total margin (which includes $(78.5) million and $0.8 million of net (losses) gains on commodity derivative instruments not associated with current-period transactions in the 2018 and 2017 three-month periods, respectively) decreased $58.8 million during the 2018 three-month period. Adjusted total margin increased $20.5 million principally reflecting higher retail propane total margin ($19.5 million) and slightly higher non-propane total margin ($0.9 million). The increase in retail propane total margin principally reflects higher average retail propane unit margins due, in part, to the effects of declining wholesale propane prices later during the 2018 three-month period and, to a lesser extent, the higher retail volumes sold.

EBITDA and operating income (both of which include the effects of the previously mentioned unrealized gains and losses on commodity derivative instruments) decreased $61.8 million and $60.7 million, respectively. Adjusted EBITDA increased $16.6 million in the 2018 three-month period principally reflecting the effects of the higher adjusted total margin ($20.5 million) and slightly higher other operating income ($1.1 million), partially offset by a $4.8 million increase in operating and administrative expenses. The slight increase in operating and administrative expenses includes higher total compensation and benefits cost ($3.1 million), principally higher labor and overtime costs associated with the increased activity, and higher vehicle expenses ($2.2 million). Adjusted operating income increased $18.6 million in the 2018 three-month period reflecting the $16.6 million increase in Adjusted EBITDA and, to a much lesser extent, lower depreciation and amortization expense ($1.7 million).

The $18.5 million increase in adjusted net income attributable to AmeriGas Partners principally reflects the $18.6 million increase in adjusted operating income and a $2.0 million decrease in income tax expense, partially offset by slightly higher interest expense ($1.8 million) on higher short-term borrowings. Income tax expense in the prior-year three-month period included adjustments to deferred income taxes of our corporate subsidiary resulting from the TCJA signed into law on December 22, 2017.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at December 31, 2018, were $8.3 million compared to cash and cash equivalents at September 30, 2018, of $6.9 million. The Partnership’s debt outstanding at December 31, 2018, totaled $2,937.5 million (including current maturities of long-term debt of $8.3 million and short-term borrowings of $368.5 million under the Credit Agreement). The Partnership’s debt outstanding at September 30, 2018, totaled $2,801.6 million (including current maturities of long-term debt of $8.6 million and short-term borrowings of $232.0 million under the Credit Agreement). Total long-term debt outstanding at December 31, 2018, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $7.5 million of Heritage Operating, L.P. Senior Notes and $13.0 million of other long-term debt, and is net of $26.5 million of unamortized debt issuance costs.

At December 31, 2018, there were $368.5 million borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $63.5 million at December 31, 2018. At December 31, 2018, the Partnership’s available borrowing capacity under the Credit Agreement was $168.0 million. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2018 three-month period were $306.3 million and $401.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2017 three-month period were $199.0 million and $286.0 million, respectively.

AmeriGas Partners also has a Standby Equity Commitment Agreement with the General Partner and UGI under which UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019. UGI’s capital contributions may be made from time to time through July 1, 2019, upon request of the Partnership. In consideration for any capital contributions pursuant to the Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in the Partnership. There have been no capital contributions made to the Partnership under the Commitment Agreement.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

Partnership Distributions

During the three months ended December 31, 2018, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.95 per Common Unit for the quarter ended September 30, 2018. On January 29, 2019, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per limited partner unit for the quarter ended December 31, 2018. The distribution will be paid on February 19, 2019, to unitholders of record on February 11, 2019.

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

Cash flow (used) provided by operating activities was $(3.9) million in the 2018 three-month period compared to $1.8 million in the 2017 three-month period. Cash flow from operating activities before changes in operating working capital was $173.2 million in the 2018 three-month period compared with $159.3 million in the prior-year period. The higher cash flow from operating activities before changes in operating working capital in the current-year period reflects, in large part, the higher operating results (after adjusting for the noncash effects of the unrealized gains and losses on derivative instruments). Cash used to fund changes in operating working capital was $177.1 million in the 2018 three-month period compared to $157.4 million of cash flow used to fund changes in working capital in the 2017 three-month period. The higher cash used to fund changes in working capital reflects $17.3 million of collateral paid associated with commodity derivative contracts compared to collateral received of $0.2 million in the prior-year period, and greater cash received from changes in inventory and lower cash received from changes in accounts payable both due to the effects of lower and declining propane product costs during the 2018 three-month period, compared to the effects of higher and more stable propane product costs during the prior-year period.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $27.4 million in the 2018 three-month period compared with $19.9 million in the prior-year period. The Partnership spent $31.0 million for property, plant and equipment (comprising $16.2 million of maintenance capital expenditures and $14.8 million of growth capital expenditures) in the 2018 three-month period compared with $23.6 million (comprising $10.1 million of maintenance capital expenditures and $13.5 million of growth capital expenditures) in the 2017 three-month period. Capital expenditures in the 2018 three-month period include IT capital expenditures associated with an Enterprise Resource Planning system.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash provided by financing activities was $32.7 million in the 2018 three-month period compared with $18.0 million in the prior-year period. Distributions in each of the 2018 and 2017 three-month periods totaled $100.7 million. Cash provided by Credit Agreement borrowings in the 2018 three-month period and the 2017 three-month period totaled $136.5 million and $123.5 million, respectively. The higher Credit Agreement borrowings in the 2018 three-month period reflects, in part, higher cash required to fund the increased capital expenditures

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates on borrowings. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2018, was a net loss of $26.2 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $15.5 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2018. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At December 31, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2018 Annual Report are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between AmeriGas Propane, Inc. and Mr. Hugh J. Gallagher.

10.2	Form of Change in Control Agreement, Amended and Restated, between AmeriGas Propane, Inc. and Mr. Hugh J. Gallagher.

10.3	Description of oral employment at-will arrangement between AmeriGas Propane, Inc. and Ms. Ann P. Kelly.	AmeriGas Partners, L.P.	Form 8-K (1/17/19)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EXHIBIT INDEX

10.1	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between AmeriGas Propane, Inc. and Mr. Hugh J. Gallagher.

10.2	Form of Change in Control Agreement, Amended and Restated, between AmeriGas Propane, Inc. and Mr. Hugh J. Gallagher.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	February 7, 2019	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Principal Financial Officer

Date:	February 7, 2019	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Controller and Chief Accounting Officer