Form 10-Q
period 2019-03-31
AMERIGAS PARTNERS LP
filed 2019-05-08
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(610) 337-7000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Units representing limited partner interests	Trading Symbol(s) APU	Name of each exchange on which registered New York Stock Exchange, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2019, there were 92,999,294 Common Units of AmeriGas Partners, L.P. outstanding.

- i -

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

AmeriGas Partners, L.P. and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., the publicly-traded master limited partnership
AmeriGas Propane Holdings, Inc. - A Delaware corporation and an indirect wholly-owned subsidiary of UGI

AmeriGas Propane Holdings, LLC - A Delaware limited liability company and an indirect wholly-owned subsidiary of UGI

Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of UGI

General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners and AmeriGas OLP
GP Audit Committee - The audit committee of the GP Board
GP Board - The board of directors of the General Partner
Merger Sub - AmeriGas Propane Holdings, LLC
Partnership - AmeriGas Partners, AmeriGas OLP and all of their subsidiaries collectively
UGI - UGI Corporation
Other Terms and Abbreviations
2018 Annual Report - AmeriGas Partners Annual Report on Form 10-K for the fiscal year ended September 30, 2018
2018 six-month period - Six-month period ended March 31, 2018
2018 three-month period - Three-month period ended March 31, 2018
2019 six-month period - Six-month period ended March 31, 2019
2019 three-month period - Three-month period ended March 31, 2019
Adjusted EBITDA - A non-GAAP financial measure comprising the Partnership’s EBITDA as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have
ASC - Accounting Standards Codification
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
Merger Agreement - Agreement and Plan of Merger, dated as of April 1, 2019, among UGI, AmeriGas Propane Holdings, Inc., AmeriGas Propane Holdings, LLC, AmeriGas Partners and AmeriGas Propane

MGP - Manufactured gas plant

MLP - Master limited partnership
NOAA - National Oceanic and Atmospheric Administration
NPNS - Normal purchase and normal sale
NYDEC - New York State Department of Environmental Conservation
Partnership Agreement - Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners dated as of July 27, 2009, as amended
Proposed Merger - The transaction contemplated by the Merger Agreement pursuant to which AmeriGas Propane Holdings, LLC will merge with and into the Partnership, with the Partnership surviving as an indirect wholly owned subsidiary of UGI

PRP - Potentially responsible party

ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
Special Meeting - Special meeting of holders of Common Units to be held at a future date to approve (i) the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, (ii) the adjournment of the Special Meeting, if necessary, to solicit additional proxies if there are not sufficient votes to approve the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the time of the Special Meeting and (iii) a non-binding advisory vote regarding certain compensation arrangements that may be payable to AmeriGas Partners’ named executive officers in connection with the completion of the Proposed Merger

Support Agreement - Agreement between the Partnership and the General Partner, dated as of April 1, 2019, pursuant to which the General Partner has agreed to vote all Common Units that it or its affiliates beneficially own as of the record date of the Special Meeting in favor of the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the Special Meeting

TCJA - Tax Cuts and Jobs Act

TPH - Tudor, Pickering Holt & Co. Advisors LP

Western Missouri District Court - The United States District Court for the Western District of Missouri

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2019	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,478	$6,878	$4,736
Accounts receivable (less allowances for doubtful accounts of $15,801, $12,825 and $16,283, respectively)	354,322	206,576	342,226
Accounts receivable — related parties	3,632	3,248	4,599
Inventories	115,353	130,527	119,873
Derivative instruments	—	38,661	10,903
Prepaid expenses and other current assets	61,246	66,001	69,152
Total current assets	536,031	451,891	551,489
Property, plant and equipment (less accumulated depreciation of $1,198,477, $1,151,726 and $1,209,985, respectively)	1,129,620	1,148,383	1,174,529
Goodwill	2,003,671	2,003,671	2,001,960
Intangible assets, net	259,362	279,608	370,859
Derivative instruments	—	6,347	266
Other assets	53,235	35,918	41,867
Total assets	$3,981,919	$3,925,818	$4,140,970
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$8,320	$8,626	$8,417
Short-term borrowings	236,000	232,000	154,500
Accounts payable — trade	162,975	137,050	148,247
Accounts payable — related parties	790	1,482	155
Customer deposits and advances	44,486	91,829	49,979
Derivative instruments	7,848	—	160
Other current liabilities	198,713	207,041	207,608
Total current liabilities	659,132	678,028	569,066
Long-term debt	2,561,188	2,561,007	2,563,942
Other noncurrent liabilities	128,455	117,115	128,566
Total liabilities	3,348,775	3,356,150	3,261,574
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,998,220, 92,977,072 and 92,976,504, respectively)	585,897	523,925	827,473
General partner	13,533	12,682	15,751
Total AmeriGas Partners, L.P. partners’ capital	599,430	536,607	843,224
Noncontrolling interest	33,714	33,061	36,172
Total partners’ capital	633,144	569,668	879,396
Total liabilities and partners’ capital	$3,981,919	$3,925,818	$4,140,970
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues:
Propane	$899,893	$967,789	$1,642,793	$1,679,253
Other	71,698	72,543	149,011	148,375
	971,591	1,040,332	1,791,804	1,827,628
Costs and expenses:
Cost of sales — propane (excluding depreciation and amortization shown below)	399,857	495,644	835,272	839,995
Cost of sales — other (excluding depreciation and amortization shown below)	18,229	19,284	39,815	40,278
Operating and administrative expenses	249,930	251,449	485,068	481,788
Depreciation and amortization	44,269	45,151	89,978	92,575
Other operating income, net	(5,358)	(7,013)	(11,077)	(11,650)
	706,927	804,515	1,439,056	1,442,986
Operating income	264,664	235,817	352,748	384,642
Interest expense	(42,214)	(40,995)	(84,568)	(81,572)
Income before income taxes	222,450	194,822	268,180	303,070
Income tax expense	(697)	(656)	(1,106)	(3,034)
Net income including noncontrolling interest	221,753	194,166	267,074	300,036
Deduct net income attributable to noncontrolling interest	(2,619)	(2,342)	(3,454)	(3,791)
Net income attributable to AmeriGas Partners, L.P.	$219,134	$191,824	$263,620	$296,245

General partner’s interest in net income attributable to AmeriGas Partners, L.P.	$13,753	$13,249	$25,529	$25,621
Limited partners’ interest in net income attributable to AmeriGas Partners, L.P.	$205,381	$178,575	$238,091	$270,624
Income per limited partner unit (see Note 2):
Basic	$1.59	$1.44	$2.24	$2.41
Diluted	$1.59	$1.44	$2.24	$2.41
Weighted-average limited partner units outstanding (thousands):
Basic	93,080	93,035	93,072	93,027
Diluted	93,110	93,074	93,118	93,079
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$267,074	$300,036
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	89,978	92,575
Provision for uncollectible accounts	9,050	10,228
Change in unrealized gains and losses on derivatives instruments	61,363	30,437
Other, net	(259)	1,385
Net change in:
Accounts receivable	(157,180)	(155,604)
Inventories	15,174	(3,195)
Accounts payable	25,233	28,462
Derivative instruments collateral deposits paid	(7,270)	(7,991)
Other current assets	(1,740)	(11,297)
Other current liabilities	(54,031)	(54,616)
Net cash provided by operating activities	247,392	230,420
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(56,844)	(47,196)
Proceeds from disposals of assets	6,542	7,497
Net cash used by investing activities	(50,302)	(39,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(201,359)	(201,315)
Noncontrolling interest activity	(2,801)	(2,791)
Increase in short-term borrowings	4,000	14,500
Repayment of long-term debt	(2,003)	(1,656)
Other	(327)	(2,039)
Net cash used by financing activities	(202,490)	(193,301)
Cash and cash equivalents decrease	$(5,400)	$(2,580)
CASH AND CASH EQUIVALENTS
Cash and cash equivalents at end of period	$1,478	$4,736
Cash and cash equivalents at beginning of period	6,878	7,316
Cash and cash equivalents decrease	$(5,400)	$(2,580)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the three months ended March 31, 2019:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance December 31, 2018	92,987,318	$468,470	$12,120	$480,590	$32,325	$512,915
Net income including noncontrolling interest		205,381	13,753	219,134	2,619	221,753
Distributions		(88,348)	(12,340)	(100,688)	(1,230)	(101,918)
Unit-based compensation expense		721		721		721
Common Units issued in connection with employee and director plans, net of tax withheld	10,902	(327)	—	(327)		(327)
Balance March 31, 2019	92,998,220	$585,897	$13,533	$599,430	$33,714	$633,144

For the three months ended March 31, 2018:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance December 31, 2017	92,963,340	$736,966	$14,832	$751,798	$35,050	$786,848
Net income including noncontrolling interest		178,575	13,249	191,824	2,342	194,166
Distributions		(88,327)	(12,338)	(100,665)	(1,220)	(101,885)
Unit-based compensation expense		580		580		580
Common Units issued in connection with employee and director plans, net of tax withheld	13,164	(321)	8	(313)		(313)
Balance March 31, 2018	92,976,504	$827,473	$15,751	$843,224	$36,172	$879,396

For the six months ended March 31, 2019:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2018	92,977,072	$523,925	$12,682	$536,607	$33,061	$569,668
Net income including noncontrolling interest		238,091	25,529	263,620	3,454	267,074
Distributions		(176,681)	(24,678)	(201,359)	(2,801)	(204,160)
Unit-based compensation expense		889		889		889
Common Units issued in connection with employee and director plans, net of tax withheld	21,148	(327)	—	(327)		(327)
Balance March 31, 2019	92,998,220	$585,897	$13,533	$599,430	$33,714	$633,144

For the six months ended March 31, 2018:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2017	92,958,586	$733,104	$14,795	$747,899	$35,172	$783,071
Net income including noncontrolling interest		270,624	25,621	296,245	3,791	300,036
Distributions		(176,642)	(24,673)	(201,315)	(2,791)	(204,106)
Unit-based compensation expense		770		770		770
Common Units issued in connection with employee and director plans, net of tax withheld	17,918	(383)	8	(375)		(375)
Balance March 31, 2018	92,976,504	$827,473	$15,751	$843,224	$36,172	$879,396
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

At March 31, 2019, the General Partner, an indirect wholly owned subsidiary of UGI, held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units. The remaining Common Units outstanding represents publicly held Common Units. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and AmeriGas OLP have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 9).

Proposed Merger

On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each outstanding Common Unit other than Common Units owned by UGI and its subsidiaries, including the General Partner, will be converted into the right to receive, at the election of each holder of such Common Units, one of the following forms of merger consideration:

(i)0.6378 shares of UGI common stock (such election, a "Share Election," such ratio of shares of UGI common stock received per Common Unit, the "Share Election Exchange Ratio");
(ii)$7.63 in cash, without interest, and 0.500 shares of UGI common stock (such election, a "Mixed Election," such ratio of shares of UGI common stock received per Common Unit, the "Mixed Election Exchange Ratio"); or
(iii)$35.325 in cash, without interest (such election, a "Cash Election").

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530,000. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding Common Units; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the issuance of shares of UGI common stock pursuant to the Merger Agreement; (iv) approval for listing on the New York Stock Exchange of the shares of UGI common stock issuable pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the respective parties in all material respects with their respective covenants.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the Partnership’s unitholders, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019.

See Note 10 for further information on the Proposed Merger.

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

Certain revenues are not within the scope of ASC 606 such as revenue from leases, financial instruments, other revenues that are not from contracts with customers, and other contractual rights or obligations and we account for such revenues in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. The Partnership has elected to use the practical expedient to expense the costs to obtain contracts when incurred as such amounts are generally not material.

See Note 4 for additional disclosures regarding the Partnership’s revenue from contracts with customers.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income attributable to AmeriGas Partners, L.P.	$219,134	$191,824	$263,620	$296,245
Adjust for general partner share and theoretical distributions of net income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(70,959)	(57,451)	(55,489)	(71,653)
Common Unitholders’ interest in net income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$148,175	$134,373	$208,131	$224,592

Weighted average Common Units outstanding — basic (thousands)	93,080	93,035	93,072	93,027
Potentially dilutive Common Units (thousands)	30	39	46	52
Weighted average Common Units outstanding — diluted (thousands)	93,110	93,074	93,118	93,079

Theoretical distributions of net income attributable to AmeriGas Partners, L.P. in accordance with the two-class method resulted in an increased allocation of net income attributable to AmeriGas Partners, L.P. to the General Partner in the computation of income per limited partner unit which had the effect of decreasing earnings per limited partner unit for the three months ended March 31, 2019 and 2018, by $0.62 and $0.48, respectively, and for the six months ended March 31, 2019 and 2018, by $0.32 and $0.49, respectively

Potentially dilutive Common Units included in the diluted limited partner units outstanding computation reflect the effects of restricted Common Unit awards granted under the General Partner’s incentive compensation plans.

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

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three and six months ended March 31, 2019.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU, as subsequently updated, amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for the Partnership for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements unless an entity chooses the transition option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption. We will adopt ASU No. 2016-02, as updated, effective October 1, 2019 and expect to elect the transition option which would allow the Partnership to maintain historical presentation for periods before October 1, 2019. The Partnership has completed a preliminary assessment for evaluating the impact of the guidance and anticipates that its adoption will result in a significant amount of right-of-use assets and lease liabilities for leases in effect at the adoption date. The Partnership has begun implementation activities including accumulating contracts and lease data in formats compatible with a new lease management system that will assist with the initial adoption and future reporting required by the standard.

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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent the Partnership’s right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at March 31, 2019. Substantially all of the Partnership’s receivables are unconditional rights to consideration and are included in “Accounts receivable” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Partnership’s obligations to transfer goods or services to a customer for which the Partnership has received consideration from the customer. The balances of contract liabilities were $41,491 and $93,393 at March 31, 2019 and October 1, 2018, respectively, and are included in “Customer deposits and advances” and “Other current liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the six months ended March 31, 2019, from the amount included in contract liabilities at October 1, 2018 was $68,968.

Revenue Disaggregation

The following table presents our disaggregated revenues for the three and six months ended March 31, 2019:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Revenues from contracts with customers:
Propane:
Retail	$874,647	$1,596,544
Wholesale	25,246	46,249
Other	57,152	117,710
Total revenues from contracts with customers	957,045	1,760,503
Other revenues (a)	14,546	31,301
Total revenues	$971,591	$1,791,804

(a)	Primarily represents revenues from tank rentals that are not within the scope of ASC 606 and accounted for in accordance with other GAAP.

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
Note 5 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	March 31, 2019	September 30, 2018	March 31, 2018
Goodwill (not subject to amortization)	$2,003,671	$2,003,671	$2,001,960
Intangible assets:
Customer relationships and noncompete agreements	$496,902	$497,373	$496,739
Trademarks and tradenames	7,944	7,944	—
Accumulated amortization	(245,484)	(225,709)	(208,824)
Intangible assets, net (definite-lived)	259,362	279,608	287,915
Trademarks and tradenames (indefinite-lived)	—	—	82,944
Total intangible assets, net	$259,362	$279,608	$370,859

Amortization expense of intangible assets was $10,105 and $9,573 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense of intangible assets was $20,245 and $19,180 for the six months ended March 31, 2019 and 2018, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2019 and the next four fiscal years is as follows: remainder of Fiscal 2019 — $20,144; Fiscal 2020 — $39,152; Fiscal 2021 — $35,914; Fiscal 2022 — $32,963; Fiscal 2023 — $31,627.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Missouri District Court.  As the result of rulings on a series of procedural filings, including petitions filed with the Eighth Circuit and the U.S. Supreme Court, both the federal and state law claims of the direct customer plaintiffs and the

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

state law claims of the indirect customer plaintiffs were remanded to the Western Missouri District Court. The decision of the Western Missouri District Court to dismiss the federal antitrust claims of the indirect customer plaintiffs was upheld by the Eighth Circuit. On April 15, 2019, the Western Missouri District Court ruled that it has jurisdiction over the indirect purchasers’ state law claims and that the indirect customer plaintiffs have standing to pursue those claims.

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

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements - Derivative Instruments

The following table presents, on a gross basis, our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2019:
Assets:
Commodity contracts	$—	$1,569	$—	$1,569
Liabilities:
Commodity contracts	$—	$(10,654)	$—	$(10,654)
September 30, 2018:
Assets:
Commodity contracts	$—	$52,529	$—	$52,529
Liabilities:
Commodity contracts	$—	$(251)	$—	$(251)
March 31, 2018:
Assets:
Commodity contracts	$—	$12,414	$—	$12,414
Liabilities:
Commodity contracts	$—	$(3,048)	$—	$(3,048)

The fair values of our non-exchange traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at March 31, 2019, September 30, 2018 and March 31, 2018 were as follows:

	March 31, 2019	September 30, 2018	March 31, 2018
Carrying amount	$2,595,061	$2,597,131	$2,601,802
Estimated fair value	$2,598,727	$2,562,206	$2,535,839

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts, to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap agreements to reduce the effects of short term commodity price volatility. At March 31, 2019, September 30, 2018 and March 31, 2018, total volumes associated with propane commodity derivatives totaled 177.3 million gallons, 244.8 million gallons and 151.4 million gallons, respectively. At March 31, 2019, the maximum period over which we are economically hedging propane market price risk is 24 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2019. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2019	September 30, 2018	March 31, 2018
Derivative assets not designated as hedging instruments:
Commodity contracts	$1,569	$52,529	$12,414
Total derivative assets — gross	1,569	52,529	12,414
Gross amounts offset in the balance sheet	(1,569)	(251)	(1,245)
Cash collateral received	—	(7,270)	—
Total derivative assets — net	$—	$45,008	$11,169

Derivative liabilities not designated as hedging instruments:
Commodity contracts	$(10,654)	$(251)	$(3,048)
Total derivative liabilities — gross	(10,654)	(251)	(3,048)
Gross amounts offset in the balance sheet	1,569	251	1,245
Total derivative liabilities — net (a)	$(9,085)	$—	$(1,803)

(a)	Derivative liabilities with maturities greater than one year are recorded in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018:

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended March 31,	2019	2018
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$4,257	$(17,615)	Cost of sales — propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Six Months Ended March 31,	2019	2018
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(78,505)	$1,999	Cost of sales — propane

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

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $156,918 and $157,113 for the three months ended March 31, 2019 and 2018, respectively, and $308,965 and $304,400 for the six months

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

ended March 31, 2019 and 2018, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $5,037 and $4,305 for the three months ended March 31, 2019 and 2018, respectively, and $8,980 and $8,018 for the six months ended March 31, 2019 and 2018, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs incurred related to these items during the three and six months ended March 31, 2019 and 2018, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The price of the purchases is generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services during the three and six months ended March 31, 2019 and 2018 were not material.

In addition, the AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during three and six months ended March 31, 2019 and 2018 were not material.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement with the General Partner and UGI. Under the terms of the Standby Equity Commitment Agreement, UGI has committed to make up to $225,000 of capital contributions to the Partnership through July 1, 2019. UGI’s capital contributions may be made from time to time through July 1, 2019. There have been no capital contributions made to the Partnership under the Commitment Agreement, and the last date on which AmeriGas Partners may request a capital contribution, without the consent of UGI, is May 17, 2019.
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

Note 10 — Proposed Merger

On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each outstanding Common Unit other than Common Units owned by UGI and its subsidiaries, including the General Partner, will be converted into the right to receive, at the election of each holder of such Common Units, one of the following forms of merger consideration:

(i)0.6378 shares of UGI common stock;
(ii)$7.63 in cash, without interest, and 0.500 shares of UGI common stock; or
(iii)$35.325 in cash, without interest.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530,000. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners. Pursuant to the Merger Agreement, the General Partner will declare and cause to pay regular quarterly cash distributions on outstanding Common Units in accordance with the Partnership Agreement in an amount that will not be less than $0.95 per Common Unit. In addition, the Merger Agreement requires that the record date for the quarterly cash distribution related to the quarter immediately prior to the quarter in which the closing of the Proposed Merger occurs be designated so that such record date precedes the closing of the Proposed Merger so as to permit the payment of such quarterly distribution to the holders of the Common Units; provided that the AmeriGas Partners’ unitholders are not intended to receive, for any quarter, distributions both in respect of Common Units and also dividends in respect of shares of UGI common stock that they receive in exchange for such Common Units in the transaction.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding Common Units; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the issuance of shares of UGI common stock pursuant to the Merger Agreement; (iv) approval for listing on the New York Stock Exchange of the shares of UGI common stock issuable pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the respective parties in all material respects with their respective covenants.

Pursuant to a Support Agreement, the General Partner has agreed to vote all Partnership Common Units that it or its affiliates beneficially own as of the record date of the Special Meeting in favor of the Merger Agreement and the Proposed Merger.

The Merger Agreement provides for certain termination rights for both UGI and the Partnership which, under certain circumstances, would require the Partnership to pay UGI a termination fee of $20,000 and/or reimburse UGI for expenses in an amount not to exceed $5,000 or require UGI to reimburse the Partnership for expenses not to exceed $5,000.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by AmeriGas Partners’ unitholders, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019. On May 6, 2019, UGI filed with the SEC its registration statement on Form S-4 relating to the Proposed Merger.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings; (17) the availability, timing, and success of our acquisitions and investments to grow our business; (18) the interruption, disruption, failure, malfunction, or breach of our information technology systems, including due to cyber attack; (19) the failure to realize the anticipated benefits of the Proposed Merger; (20) the possible diversion of management time on issues related to the Proposed Merger; (21) the risk that the requisite approvals to complete the Proposed Merger are not obtained; and (22) the potential need to address any reviews, investigations or other proceedings by governmental authorities or shareholder actions.

These factors, and those factors set forth in Item 1A. Risk Factors in this Form 10-Q and the Partnership’s 2018 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

Fiscal 2019 and 2018 Quarterly Results

The following analyses compares the Partnership’s results of operations for the 2019 three-month period with the 2018 three-month period, and the 2019 six-month period with the 2018 six-month period.
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

AmeriGas Partners’ management presents the non-GAAP measures “Adjusted EBITDA,” “adjusted net income attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income” (in addition to “net income attributable to AmeriGas Partners” determined in accordance with GAAP) in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) changes in unrealized gains and losses on commodity derivative instruments not associated with current-period transactions and (2) certain other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” including reconciliations of these non-GAAP measures to the most closely associated GAAP measures, see “Non-GAAP Financial Measures” below.

Proposed Merger
On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each outstanding Common Unit other than Common Units owned by UGI and its subsidiaries, including the General Partner, will be converted into the right to receive, at the election of each holder of such Common Units, one of the following forms of merger consideration:

(i) 0.6378 shares of UGI common stock;
(ii) $7.63 in cash without interest, and 0.500 shares of UGI common stock; or
(iii) $35.325 in cash, without interest

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530 million. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners. Pursuant to the Merger Agreement, the General Partner will declare and cause to pay regular quarterly cash distributions on outstanding Common Units in accordance with the Partnership Agreement in an amount that will not be less than $0.95 per Common Unit. In addition, the Merger Agreement requires that the record date for the quarterly cash distribution related to the quarter immediately prior to the quarter in which the closing of the Proposed Merger occurs be designated so that such record date precedes the closing of the Proposed Merger so as to permit the payment of such quarterly distribution to the holders of the Common Units; provided that the AmeriGas Partners’ unitholders are not intended to receive, for any quarter, distributions both in respect of Common Units and also dividends in respect of shares of UGI common stock that they receive in exchange for such Common Units in the transaction.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding Common Units; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the issuance of shares of UGI common stock pursuant to the Merger Agreement; (iv) approval for listing on the New York Stock Exchange of the shares of UGI common stock issuable pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the respective parties in all material respects with their respective covenants.
Pursuant to a Support Agreement, the General Partner has agreed to vote all Partnership Common Units that it or its affiliates beneficially own as of the record date of the Special Meeting in favor of the Merger Agreement and the Proposed Merger.
The Merger Agreement provides for certain termination rights for both UGI and the Partnership which, under certain circumstances, would require the Partnership to pay UGI a termination fee of $20 million and/or reimburse UGI for expenses in an amount not to exceed $5 million or require UGI to reimburse the Partnership for expenses not to exceed $5 million.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by AmeriGas Partners’ unitholders, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019. On May 6, 2019, UGI filed with the SEC its registration statement on Form S-4 relating to the Proposed Merger.

Executive Overview

Three Months Ended March 31, 2019

We recorded GAAP net income attributable to AmeriGas Partners for the 2019 three-month period of $219.1 million compared to GAAP net income attributable to AmeriGas Partners for the 2018 three-month period of $191.8 million. GAAP net income in the 2019 and 2018 three-month periods reflects the effects of net unrealized gains (losses) of $17.1 million and $(31.2) million, respectively, on commodity derivative instruments not associated with current-period transactions. GAAP net income in the 2019 three-month period also includes $0.9 million of expenses associated with the Proposed Merger.

Adjusted net income attributable to AmeriGas Partners for the 2019 three-month period was $203.1 million compared with adjusted net income attributable to AmeriGas Partners for the 2018 three-month period of $222.7 million. The decrease in adjusted net income attributable to AmeriGas Partners principally reflects a $20.2 million decrease in adjusted total margin on lower retail volumes sold and lower average retail propane unit margins. The decrease in adjusted total margin was partially offset by, among other things, slightly lower operating and administrative expenses. Average temperatures based upon heating degree days in our service territories were 4.4% colder than normal during the 2019 three-month period compared with average temperatures that were 0.5% warmer than normal during the 2018 three-month period. Although average temperatures during the 2019 three-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.

Six Months Ended March 31, 2019

We recorded GAAP net income attributable to AmeriGas Partners for the 2019 six-month period of $263.6 million compared to GAAP net income attributable to AmeriGas Partners for the 2018 six-month period of $296.2 million. GAAP net income in the 2019 and 2018 six-month periods reflect the effects of net unrealized losses of $61.4 million and $30.4 million, respectively, on commodity derivative instruments not associated with current-period transactions. GAAP net income in the 2019 six-month period also includes $0.9 million of expenses associated with the Proposed Merger.

Adjusted net income attributable to AmeriGas Partners for the 2019 six-month period was $325.3 million compared with adjusted net income attributable to AmeriGas Partners for the 2018 six-month period of $326.4 million. The $1.1 million decrease in adjusted net income attributable to AmeriGas Partners reflects slightly higher operating and administrative expenses partially offset by, among other things, slightly higher adjusted total margin. Average temperatures based upon heating degree days in our service territories were 4.6% colder than normal during the 2019 six-month period compared with average temperatures that were 0.9% warmer than normal during the prior-year period. Although average temperatures during the 2019 six-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.

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

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Dollars in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Adjusted total margin:
Total revenues	$971.6	$1,040.3	$1,791.8	$1,827.6
Cost of sales — propane	(399.9)	(495.6)	(835.3)	(840.0)
Cost of sales — other	(18.2)	(19.3)	(39.8)	(40.2)
Total margin	553.5	525.4	916.7	947.4
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions	(17.1)	31.2	61.4	30.4
Adjusted total margin	$536.4	$556.6	$978.1	$977.8

Adjusted operating income:
Operating income	$264.7	$235.8	$352.7	$384.6
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions (a)	(17.2)	31.2	61.4	30.5
Merger expenses	0.9	—	0.9	—
Adjusted operating income	$248.4	$267.0	$415.0	$415.1

Adjusted net income attributable to AmeriGas Partners:
Net income attributable to AmeriGas Partners	$219.1	$191.8	$263.6	$296.2
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions (a)	(17.1)	31.2	61.4	30.4
Merger expenses	0.9	—	0.9	—
Noncontrolling interest in net gains and losses on commodity derivative instruments and merger expenses	0.2	(0.3)	(0.6)	(0.2)
Adjusted net income attributable to AmeriGas Partners	$203.1	$222.7	$325.3	$326.4

EBITDA and Adjusted EBITDA:
Net income attributable to AmeriGas Partners	$219.1	$191.8	$263.6	$296.2
Income tax expense (a)	0.7	0.6	1.1	3.0
Interest expense	42.2	41.0	84.6	81.6
Depreciation and amortization	44.3	45.2	90.0	92.6
EBITDA	306.3	278.6	439.3	473.4
(Subtract net gains) add net losses on commodity derivative instruments not associated with current-period transactions (a)	(17.1)	31.2	61.3	30.4
Merger expenses	0.9	—	0.9	—
Noncontrolling interest in net gains and losses on commodity derivative instruments and merger expenses (a)	0.2	(0.3)	(0.6)	(0.2)
Adjusted EBITDA	$290.3	$309.5	$500.9	$503.6

(a)	Certain amounts include the impact of rounding.

RESULTS OF OPERATIONS

2019 three-month period compared with the 2018 three-month period

Three Months Ended March 31,	2019	2018	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	383.6	398.5	(14.9)	(3.7)%
Wholesale	28.3	20.0	8.3	41.5%
	411.9	418.5	(6.6)	(1.6)%
Revenues:
Retail propane	$874.6	$946.4	$(71.8)	(7.6)%
Wholesale propane	25.3	21.4	3.9	18.2%
Other	71.7	72.5	(0.8)	(1.1)%
	$971.6	$1,040.3	$(68.7)	(6.6)%
Total margin (a)	$553.5	$525.4	$28.1	5.3%
Operating and administrative expenses (b)	$249.9	$251.4	$(1.5)	(0.6)%
Operating income	$264.7	$235.8	$28.9	12.3%
Net income attributable to AmeriGas Partners	$219.1	$191.8	$27.3	14.2%
Non-GAAP financial measures (c):
Adjusted total margin	$536.4	$556.6	$(20.2)	(3.6)%
EBITDA	$306.3	$278.6	$27.7	9.9%
Adjusted EBITDA	$290.3	$309.5	$(19.2)	(6.2)%
Adjusted operating income	$248.4	$267.0	$(18.6)	(7.0)%
Adjusted net income attributable to AmeriGas Partners	$203.1	$222.7	$(19.6)	(8.8)%
Heating degree days — % colder (warmer) than normal (d)	4.4%	(0.5)%	—	—

(a)
Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.” Total margin for the 2019 and 2018 three-month periods includes the impact of changes in unrealized gains (losses) of $17.1 million and $(31.2) million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	Operating and administrative expenses in the 2019 three-month period include $0.9 million of expenses associated with the Proposed Merger.

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

The Partnership’s retail gallons sold during the 2019 three-month period were 3.7% lower than the prior-year period. Average temperatures based upon heating degree days were 4.4% colder than normal and 4.9% colder than the prior-year period. Although average temperatures during the 2019 three-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.

Retail propane revenues decreased $71.8 million during the 2019 three-month period reflecting the effects of lower average retail selling prices ($36.4 million) and the lower retail volumes sold ($35.4 million). Wholesale propane revenues increased $3.9 million reflecting higher wholesale volumes sold ($8.9 million) partially offset by lower average wholesale selling prices ($5.0 million). Average daily wholesale propane commodity prices during the 2019 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 21% lower than such prices during the 2018 three-month period. Other revenues in the 2019 three-month period were approximately equal to the prior-year period.

Total cost of sales during the 2019 three-month period decreased $96.8 million from the prior-year period. Cost of sales in the 2019 and 2018 three-month periods include net gains (losses) of $17.1 million and $(31.2) million on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of these net gains and (losses) on derivative commodity instruments, total cost of sales decreased $48.5 million principally reflecting the effects of lower average propane product costs ($39.4 million) and the lower retail propane volumes sold ($16.6 million) partially offset by higher wholesale propane volumes sold ($8.5 million).

Total margin (which includes net gains (losses) of $17.1 million and $(31.2) million on commodity derivative instruments not associated with current-period transactions in the 2019 and 2018 three-month periods, respectively) increased $28.1 million during the 2019 three-month period. Adjusted total margin decreased $20.2 million principally reflecting lower retail propane total margin ($20.3 million). The decrease in retail propane total margin principally reflects the effects of the lower retail volumes sold ($18.8 million).

EBITDA and operating income (both of which include the effects of the previously mentioned unrealized gains and losses on commodity derivative instruments) increased $27.7 million and $28.9 million, respectively. Adjusted EBITDA decreased $19.2 million in the 2019 three-month period principally reflecting the effects of the lower adjusted total margin ($20.2 million) and slightly lower other operating income ($1.7 million), partially offset by a decrease in operating and administrative expenses excluding the impact of $0.9 million of expenses associated with the Proposed Merger in the 2019 three-month period ($2.4 million). The decrease in operating and administrative expenses reflects, among other things, lower general insurance and self-insured casualty and liability expense and slightly lower total compensation and benefits cost partially offset by slightly higher vehicle expenses. Adjusted operating income decreased $18.6 million in the 2019 three-month period principally reflecting the $19.2 million decrease in Adjusted EBITDA.

The $19.6 million decrease in adjusted net income attributable to AmeriGas Partners principally reflects the $18.6 million decrease in adjusted operating income and a slight increase in interest expense ($1.2 million) on higher short-term borrowings.

2019 six-month period compared with the 2018 six-month period

Six Months Ended March 31,	2019	2018	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	693.9	703.5	(9.6)	(1.4)%
Wholesale	50.2	37.0	13.2	35.7%
	744.1	740.5	3.6	0.5%
Revenues:
Retail propane	$1,596.5	$1,639.2	$(42.7)	(2.6)%
Wholesale propane	46.3	40.1	6.2	15.5%
Other	149.0	148.3	0.7	0.5%
	$1,791.8	$1,827.6	$(35.8)	(2.0)%
Total margin (a)	$916.7	$947.4	$(30.7)	(3.2)%
Operating and administrative expenses (b)	$485.1	$481.8	$3.3	0.7%
Operating income	$352.7	$384.6	$(31.9)	(8.3)%
Net income attributable to AmeriGas Partners	$263.6	$296.2	$(32.6)	(11.0)%
Non-GAAP financial measures (c):
Adjusted total margin	$978.1	$977.8	$0.3	—%
EBITDA	$439.3	$473.4	$(34.1)	(7.2)%
Adjusted EBITDA	$500.9	$503.6	$(2.7)	(0.5)%
Adjusted operating income	$415.0	$415.1	$(0.1)	—%
Adjusted net income attributable to AmeriGas Partners	$325.3	$326.4	$(1.1)	(0.3)%
Heating degree days — % colder (warmer) than normal (d)	4.6%	(0.9)%	—	—

(a)
Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.” Total margin for the 2019 and 2018 six-month periods include the impact of net unrealized losses of $61.4 million and $30.4 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	Operating and administrative expenses in the 2019 six-month period include $0.9 million of expenses associated with the Proposed Merger.

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

The Partnership’s retail gallons sold during the 2019 six-month period were 1.4% lower than the prior-year period. Average temperatures based upon heating degree days were 4.6% colder than normal and 5.5% colder than the prior-year period. Although average temperatures during the 2019 six-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.

Retail propane revenues decreased $42.7 million during the 2019 six-month period reflecting the effects of the lower retail volumes sold ($22.4 million) and lower average retail selling prices ($20.3 million). Wholesale propane revenues increased $6.2 million reflecting higher wholesale volumes sold ($14.3 million) partially offset by lower average wholesale selling prices ($8.1 million). Average daily wholesale propane commodity prices during the 2019 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 19% lower than such prices during the 2018 six-month period. Other revenues in the 2019 six-month period were slightly higher than in the prior-year period principally reflecting higher service and ancillary revenues.

Total cost of sales during the 2019 six-month period decreased $5.2 million from the prior-year period. Cost of sales in the 2019 and 2018 six-month periods include $61.4 million and $30.4 million of net losses on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of these net losses on derivative commodity instruments, total cost of sales decreased $36.1 million reflecting the effects of lower average propane product costs ($38.9 million) and the lower retail propane volumes sold ($10.5 million) partially offset by higher wholesale propane volumes sold ($13.8 million).

Total margin (which includes $61.4 million and $30.4 million of net losses on commodity derivative instruments not associated with current-period transactions in the 2019 and 2018 six-month periods, respectively) decreased $30.7 million during the 2019 six-month period. Adjusted total margin in the 2019 six-month period was approximately equal to adjusted total margin in the 2018 six-month period as the effect of lower retail volumes sold ($11.9 million) was offset by slightly higher average retail propane unit margins ($11.0 million) due, in part, to the effects of declining wholesale propane prices during the 2019 six-month period.

EBITDA and operating income (both of which include the effects of the previously mentioned unrealized losses on commodity derivative instruments) decreased $34.1 million and $31.9 million, respectively. Adjusted EBITDA decreased $2.7 million in the 2019 six-month period principally reflecting higher operating and administrative expenses, excluding the impact of $0.9 million of expenses associated with the Proposed Merger in the 2019 six-month period ($2.4 million). The increase in operating and administrative expenses includes higher total compensation and benefits costs and higher vehicle expense, including higher lease expense, partially offset by lower general insurance and self-insured casualty and liability expense. Adjusted operating income was comparable to the prior-year period as the $2.7 million decrease in Adjusted EBITDA was offset by lower depreciation and amortization expense ($2.6 million).

The decrease in adjusted net income attributable to AmeriGas Partners, notwithstanding adjusted operating income that was comparable to the prior-year period, reflects an increase in interest expense ($3.0 million) on higher short-term borrowings partially offset by lower income tax expense ($1.9 million). Income tax expense in the 2018 six-month period included remeasurement adjustments to the deferred income taxes of our corporate subsidiary resulting from the TCJA signed into law on December 22, 2017.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at March 31, 2019, were $1.5 million compared to cash and cash equivalents at September 30, 2018, of $6.9 million. The Partnership’s debt outstanding at March 31, 2019, totaled $2,805.5 million (including current maturities of long-term debt of $8.3 million and short-term borrowings of $236.0 million under the Credit Agreement). The Partnership’s debt outstanding at September 30, 2018, totaled $2,801.6 million (including current maturities of long-term debt of $8.6 million and short-term borrowings of $232.0 million under the Credit Agreement). Total long-term debt outstanding at March 31, 2019, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $7.4 million of Heritage Operating, L.P. Senior Notes and $12.6 million of other long-term debt, and is net of $25.5 million of unamortized debt issuance costs.

At March 31, 2019, there were $236.0 million borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $63.4 million at March 31, 2019. At March 31, 2019, the Partnership’s available borrowing capacity under the Credit Agreement was $300.6 million. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2019 six-month period were $303.2 million and $422.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2018 six-month period were $206.3 million and $349.0 million, respectively.

AmeriGas Partners also has a Standby Equity Commitment Agreement with the General Partner and UGI under which UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019. UGI’s capital contributions may be made from time to time through July 1, 2019, upon request of the Partnership. In consideration for any capital contributions pursuant to the Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new Class B Common Units representing limited partner interests in the Partnership. There have been no capital contributions made to the Partnership under the Commitment Agreement, and the last date on which AmeriGas may request a capital contribution, without the consent of UGI, is May 17, 2019.

The Partnership’s management believes that the Partnership has sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from operations, and short-term borrowings available under the Credit Agreement to meet its anticipated contractual and projected cash commitments.

Partnership Distributions

On April 29, 2019, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit, equal to an annual rate of $3.80. The distribution is payable on May 17, 2019, to unitholders of record on May 10, 2019. During the six months ended March 31, 2019, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.95 per Common Unit for the quarters ended December 31, 2018, and September 30, 2018, respectively.

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

Cash flow provided by operating activities was $247.4 million in the 2019 six-month period compared to $230.4 million in the 2018 six-month period. Cash flow from operating activities before changes in operating working capital was $427.2 million in the 2019 six-month period, comparable to the $434.7 million of cash flow recorded in the prior-year six-month period. Cash used to fund changes in operating working capital was $179.8 million in the 2019 six-month period compared to $204.2 million in the 2018 six-month period. The slightly lower cash used to fund changes in working capital reflects, among other things, higher cash from changes in inventory reflecting in large part the impact of a larger decline in propane commodity costs during the current-year six-month period.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used in investing activities was $50.3 million in the 2019 six-month period compared with $39.7 million in the prior-year period. The Partnership spent $56.8 million for property, plant and equipment (comprising $29.8 million of maintenance capital expenditures and $27.0 million of growth capital expenditures) in the 2019 six-month period compared with $47.2 million (comprising $21.6 million of maintenance capital expenditures and $25.6 million of growth capital expenditures) in the 2018 six-month period. Capital expenditures in the 2019 six-month period include capital expenditures associated with an Enterprise Resource Planning system.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash used by financing activities was $202.5 million in the 2019 six-month period compared with $193.3 million in the prior-year six-month period. Distributions in each of the 2019 and 2018 six-month periods totaled $201.4 million and $201.3 million, respectively. Cash provided by Credit Agreement borrowings in the 2019 six-month period and the 2018 six-month period totaled $4.0 million and $14.5 million, respectively.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at March 31, 2019, was a net loss of $9.1 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $11.5 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2019. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At March 31, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

Set forth below are updated risk factors associated with the Proposed Merger of Merger Sub with and into the Partnership. In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition or future results. The risks described below or in our 2018 Annual Report are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

Because the Share Election Exchange Ratio and the Mixed Election Exchange Ratio will not be adjusted for UGI common stock price fluctuations, Partnership unitholders receiving UGI common stock cannot be sure of the value of the merger consideration they will receive.
The market value of the merger consideration that Partnership unitholders will receive in the Proposed Merger if they make the Share Election or Mixed Election and are due to receive shares of UGI common stock after the proration will depend on the trading price of UGI common stock at completion of the Proposed Merger. Each of the Share Election Exchange Ratio and Mixed Election Exchange Ratio that determines the number of shares of UGI common stock that Partnership unitholders may receive, if applicable and as adjusted by any proration, as consideration in the Proposed Merger is fixed. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of UGI common stock that Partnership unitholders will receive as the merger consideration based on any decreases or increases in the trading price of the UGI common stock. UGI common stock price changes may result from a variety of factors (many of which are beyond UGI’s or the Partnership’s control), including:

•	changes in UGI’s and the Partnership’s business, operations and prospects;

•	changes in market assessments of UGI’s and the Partnership’s business, operations and prospects;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of UGI common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which UGI and the Partnership operate.
If the price of UGI common stock at completion of the Proposed Merger is less than the price of UGI common stock on the date on which the Merger Agreement was signed, then the market value of the shares of UGI common stock received as merger consideration, if applicable, by Partnership unitholders will be less than contemplated at the time the Merger Agreement was signed. Neither UGI nor the Partnership is permitted to terminate the Merger Agreement solely because of changes in the market price of shares of UGI common stock or Common Units.
The fairness opinion rendered to the GP Audit Committee by TPH was necessarily based on economic, monetary, market and other conditions as in effect on, and financial forecasts and other information made available to TPH as of the date of its opinion. As a result, the opinion does not reflect changes in events or circumstances after the date of such opinion. The GP Audit Committee has not obtained, and does not expect to obtain, an updated fairness opinion reflecting changes in circumstances that may have occurred since the signing of the Merger Agreement.
The fairness opinion rendered to the GP Audit Committee by TPH was provided for the information and assistance of the GP Audit Committee in connection with, and at the time of, its consideration of the Proposed Merger and the Merger Agreement. The opinion was necessarily based on economic, monetary, market and other conditions as in effect on, and financial forecasts and other information made available to TPH as of, the date of its opinion, which may have changed, or may change, after the date such information was prepared or after the date of such opinion. The GP Audit Committee has not obtained an updated opinion from TPH following the date of the Merger Agreement and does not expect to obtain an updated opinion prior to completion of the Proposed Merger. Changes in the operations and prospects of UGI or the Partnership, economic, monetary, market and other conditions and other factors that may be beyond the control of UGI and the Partnership, and on which the fairness opinion was based, may have altered the value of UGI or the Partnership or the prices of UGI common stock or Common Units since the date of such opinion, or may alter such values and prices by the time the Proposed Merger is completed. TPH’s opinion does not speak as of any date other than the date of the opinion. For a description of the opinion that TPH rendered to the GP Audit Committee, see the Form S-4 filed by UGI with the SEC on May 6, 2019.

UGI and the Partnership may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Proposed Merger.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from the counterparties. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the occurrence or outcome of any such lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Proposed Merger could delay or prevent its completion. In addition, the costs of defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract our management from pursuing the completion of the Proposed Merger and other potentially beneficial business opportunities.
Partnership unitholders may not receive the form of consideration that they elect in connection with the Proposed Merger.
The merger consideration in the Proposed Merger is subject to a proration designed to ensure that the number of shares of UGI common stock issuable as merger consideration will equal approximately 34,621,206 shares of UGI common stock. Accordingly, there is no assurance that Partnership unitholders will receive the form of merger consideration that they elect with respect to all Common Units they hold. There is a risk that Partnership unitholders will receive a portion of the merger consideration in the form that they do not elect. For more information on the proration procedures, see the Form S-4 filed by UGI with the SEC on May 6, 2019.
The market price of UGI common stock is affected by factors different from those affecting the market price of the Common Units. The price of UGI common stock could decline following the Proposed Merger.
If the Proposed Merger is consummated, Partnership unitholders who make the Share Election or Mixed Election will become UGI shareholders, subject to any applicable proration. The businesses operated by UGI have different risks associated with them than those associated with the Partnership. Accordingly, the performance of UGI common stock is likely to be different from the performance of the Common Units in the absence of the Proposed Merger. Shares of UGI common stock are subject to investment risks and may decline in value due to UGI’s business performance or extrinsic factors affecting the industry or financial markets generally.
Directors and executive officers of the General Partner have certain interests that are different from those of Partnership unitholders generally.
Some of the directors and executive officers of the General Partner are parties to agreements or participants in other arrangements that give them interests in the Proposed Merger that may be different from, or in addition to, the interests of Partnership unitholders. In addition, certain of the directors and executive officers of the General Partner are also directors or executive officers at UGI, and each of the directors of the GP Board is appointed by AmeriGas, Inc., a wholly-owned subsidiary of UGI. These and other different interests are described in the Form S-4 filed by UGI with the SEC on May 6, 2019.
The Partnership Agreement limits the duties of the General Partner to Partnership unitholders and restricts the remedies available to Partnership unitholders for actions taken by the General Partner that might otherwise constitute breaches of its duties.
The General Partner is a wholly owned subsidiary of UGI. In light of potential conflicts of interest between UGI and the General Partner, on the one hand, and the Partnership and the Partnership unitholders, on the other hand, the GP Board submitted the Proposed Merger and related matters to the GP Audit Committee for, among other things, review, evaluation, negotiation and possible approval of a majority of its members, which is referred to as “Special Approval” in the Partnership Agreement and this Form 10-Q. In addition, the Proposed Merger is conditioned upon the approval of holders of at least a majority of the outstanding Common Units. Under the Partnership Agreement:

•
any resolution or course of action by the General Partner or its affiliates in respect of a conflict of interest is permitted and deemed approved by all limited partners of the Partnership (i.e., the Partnership unitholders), and will not constitute a breach of the Partnership Agreement or of any duty stated or implied by law or equity, if the resolution or course of action is approved by Special Approval; and

•
the General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants and advisors selected by it, and any act taken or omitted to be taken in reliance upon the opinion of such persons as to matters that the General Partner reasonably believes to be within such person’s professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.
The GP Audit Committee reviewed, negotiated and evaluated the Merger Agreement, the Proposed Merger and related matters on behalf of the Partnership’s unitholders who are unaffiliated with UGI or the General Partner (the “Unaffiliated Partnership Unitholders’) and the Partnership. Among other things, the GP Audit Committee unanimously determined in good faith that the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, are fair and reasonable to, and in the best interests of, the Partnership and the Unaffiliated Partnership Unitholders, approved the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, and recommended the approval of the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, to the GP Board.
The duties of the General Partner, the GP Board and the GP Audit Committee to Partnership unitholders in connection with the Proposed Merger are substantially limited by the Partnership Agreement.
Current Partnership unitholders will have a reduced ownership after the Proposed Merger and will not exercise significant influence over management.
UGI will issue approximately 34,621,206 UGI common shares to Partnership unitholders in the Proposed Merger. As a result of these issuances, current UGI shareholders and Partnership unitholders are expected to hold approximately 83.4% and 16.6%, respectively, of UGI’s outstanding common stock immediately following completion of the Proposed Merger.
When the Proposed Merger occurs, the UGI common shares that each Partnership unitholder receives in exchange for Partnership Common Units, if applicable, will represent a percentage ownership of the combined company that is significantly smaller than Partnership unitholders’ collective percentage ownership of the Partnership. As a result of owning approximately 16.6% of UGI, former Partnership unitholders will not have significant influence on the management and policies of UGI.
Shares of UGI common stock to be received by Partnership unitholders as a result of the Proposed Merger, if applicable, have different rights than Common Units.
Following completion of the Proposed Merger, Partnership unitholders will no longer hold Common Units. Partnership unitholders who make the Share Election or Mixed Election will become UGI shareholders, subject to any applicable proration. There are important differences between the rights of Partnership unitholders and the rights of UGI shareholders. See the Form S-4 filed by UGI with the SEC on May 6, 2019 for more information.
The number of outstanding shares of UGI common stock will increase as a result of the Proposed Merger, which could make it more difficult for UGI to pay the current level of quarterly dividends.
UGI expects to issue approximately 34.6 million shares in connection with the Proposed Merger. Accordingly, the aggregate dollar amount required to pay the current per share quarterly dividend on all shares of UGI common stock will increase, which could increase the likelihood that we will not have sufficient funds to pay the current level of quarterly distributions to all UGI shareholders.
The completion of the Proposed Merger is subject to various conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Proposed Merger, or significant delays in completing it, could negatively affect the trading prices of UGI common stock and the Common Units and the future business and financial results of UGI and the Partnership.
The completion of the Proposed Merger is subject to a number of conditions, some of which are beyond the parties’ control. In addition, UGI and the Partnership can agree not to consummate the Proposed Merger even if the Partnership unitholders approve the Proposed Merger and the conditions to completion of the Proposed Merger are otherwise satisfied.
The completion of the Proposed Merger is not assured and is subject to risks, including the risk that the closing conditions are not satisfied, including that the Partnership unitholders fail to approve the Proposed Merger or the occurrence of a material adverse change to the business or results of operations of UGI or the Partnership. The failure to satisfy conditions to the Proposed Merger may prevent or delay the Proposed Merger or otherwise result in it not occurring. The failure of the completion of the Proposed Merger, or any significant delays in completing the Proposed Merger, could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the Proposed Merger, including those relating to the trading prices of shares of UGI common stock and the respective future business and financial results of UGI and the Partnership, which could be negatively affected, and each of which are subject to risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of shares of UGI common stock or the Common Units due to the fact that current prices may reflect a market assumption that the Proposed Merger will be completed;

•
having to pay certain significant costs relating to the Proposed Merger, including, in certain circumstances, the reimbursement by the Partnership of up to $5.0 million of UGI’s expenses and a termination fee of $20.0 million (see the Form S-4 filed by UGI with the SEC on May 6, 2019 for more information); and

•	the attention of our management will have been diverted to the Proposed Merger rather than other strategic opportunities that could have been beneficial to the Company.
The Partnership is subject to provisions in the Merger Agreement that limit its ability to pursue alternatives to the Proposed Merger, which could discourage a potential competing acquirer of the Partnership from making a favorable alternative transaction proposal and, in specified circumstances under the Merger Agreement, would require the Partnership to reimburse up to $5.0 million of UGI’s out-of-pocket expenses and/or pay a termination fee to UGI of $20.0 million.
Under the Merger Agreement, the Partnership is restricted from entering into alternative transactions. Unless and until the Merger Agreement is terminated, subject to specified exceptions, the Partnership is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or taking any other action intended to lead to any inquiries or any proposals that constitute or could reasonably be expected to lead to a proposal or offer for a competing acquisition proposal with any person. In addition, the Partnership may not grant any waiver or release of any standstill or similar agreement with respect to any Partnership Common Units or of any of its subsidiaries. Under the Merger Agreement, in the event of a potential change by the GP Board of its recommendation with respect to the Proposed Merger in light of a superior proposal, the Partnership must provide UGI with five days’ notice to allow UGI to propose adjustments to the terms and conditions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Partnership from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher per unit market value than the merger consideration, or might result in a potential competing acquirer of the Partnership proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.
If the Merger Agreement is terminated under specified circumstances, including due to a Partnership adverse recommendation change having occurred or the Partnership’s unitholder approval not being obtained at the Special Meeting when a Partnership adverse recommendation change has occurred, the Partnership will be required to pay UGI a termination fee of $20.0 million. If the Merger Agreement is terminated under specified circumstances, including if the Partnership’s unitholder approval is not obtained (other than if UGI failed to vote, and cause the General Partner and its affiliates to vote, the Partnership common units or they own beneficially or of record in favor of the Merger Agreement) or if the Partnership breaches certain of its obligations under the Merger Agreement, then the Partnership will be required to pay all of the reasonably documented out-of-pocket expenses incurred by UGI and its affiliates in connection with the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, up to a maximum amount of $5.0 million. Following payment of the termination fee or the reimbursement of expenses, as applicable, the Partnership will not be obligated to pay any additional expenses incurred by UGI or its affiliates. If the termination fee or the reimbursement of expenses is payable, the payment of such fee or expenses could have material and adverse consequences to the financial condition and operations of the Partnership. For a discussion of the restrictions on soliciting or entering into an alternative transaction and the ability of the GP Board to change its recommendation, see the Form S-4 filed by UGI with the SEC on May 6, 2019.
If a governmental authority asserts objections to the Proposed Merger, UGI and the Partnership may be unable to complete the Proposed Merger or, in order to do so, UGI and the Partnership may be required to comply with material restrictions or satisfy material conditions.
The closing of the Proposed Merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the Proposed Merger contemplated by the Merger Agreement. If a U.S. or foreign governmental authority asserts objections to the Proposed Merger, UGI or the Partnership may be required to take certain actions or accept other remedies in order to complete the Proposed Merger. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Proposed Merger. If UGI or the Partnership takes such actions, it could be detrimental to it or to the combined company following the completion of the Proposed Merger. Furthermore, these actions could have the effect of delaying or preventing completion of the

Proposed Merger or imposing additional costs on or limiting the revenues or cash available for distribution of the combined company following the completion of the Proposed Merger. See the Form S-4 filed by UGI with the SEC on May 6, 2019.
Additionally, state attorneys general or other state or local regulators could seek to block, rescind or challenge the Proposed Merger as they deem necessary or desirable in the public interest at any time, including after completion of the Proposed Merger. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin or rescind the Proposed Merger, before or after it is completed. UGI may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
UGI and the Partnership are subject to contractual interim operating restrictions while the Proposed Merger is pending, which could adversely affect each party’s business and operations.
Under the terms of the Merger Agreement, each of UGI and the Partnership is subject to certain restrictions on the conduct of its business prior to completing the Proposed Merger, which may adversely affect its ability to execute certain of its business strategies. Such limitations could negatively affect each party’s business and operations prior to the completion of the Proposed Merger (see the Form S-4 filed by UGI with the SEC on May 6, 2019 for more information).
UGI and the Partnership will incur substantial transaction-related costs in connection with the Proposed Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs.
UGI and the Partnership expect to incur a number of non-recurring transaction-related costs associated with completing the Proposed Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Thus, any net benefit of the Proposed Merger may not be achieved in the near term, the long term or at all.
If the Proposed Merger is approved by Partnership unitholders, the date on which Partnership unitholders will receive the merger consideration is uncertain.
Completing the Proposed Merger is subject to several conditions, not all of which are controllable or waivable by UGI or the Partnership. Accordingly, if the Proposed Merger is approved by Partnership unitholders, the date on which Partnership unitholders will receive the merger consideration depends on the completion date of the Proposed Merger, which is uncertain. See the Form S-4 filed by UGI with the SEC on May 6, 2019 for more information.
The Proposed Merger will be a taxable transaction, and the resulting tax liability of a Partnership unitholder will depend on the unitholder’s particular situation. The tax liability of a Partnership unitholder resulting from the Proposed Merger could be more than expected and could be more than the cash received pursuant to the Proposed Merger.
Regardless of whether a U.S. Holder (as defined below) receives merger consideration consisting of cash, shares of UGI common stock or a combination thereof, the Proposed Merger will be a taxable transaction for U.S. federal income tax purposes. In general, the Proposed Merger will be treated as a taxable sale of a U.S. Holder’s Common Units in exchange for the merger consideration, and each U.S. Holder will recognize gain or loss equal to the difference between the U.S. Holder’s amount realized and his/her adjusted tax basis in his/her Common Units. The amount of gain or loss recognized by the U.S. Holder pursuant to the Proposed Merger will vary depending on his/her particular situation, including the value of the shares of UGI common stock he/she receives in the Proposed Merger, if any, the adjusted tax basis of the Common Units he/she exchanges in the Proposed Merger and the amount of any suspended passive losses that may be available to him. A U.S. Holder’s tax liability resulting from the Proposed Merger may be greater than the amount of cash he/she receives, if any, pursuant to the Proposed Merger.
Because the value of any shares of UGI common stock received in the Proposed Merger will not be known until the effective time of the Proposed Merger, a Partnership unitholder will not be able to determine his/her amount realized, and therefore his/her taxable gain or loss, until such time. In addition, because prior distributions in excess of a Partnership unitholder’s allocable share of the Partnership’s net taxable income decrease the unitholder’s tax basis in his/her common units, the amount, if any, of the prior excess distributions with respect to such common units will, in effect, become taxable income to the unitholder if the aggregate value of the consideration received in the Proposed Merger is greater than the unitholder’s adjusted tax basis in his/her common units, even if the aggregate value of the consideration received in the Proposed Merger is less than the unitholder’s original cost basis in his/her common units. Furthermore, a portion of this gain or loss, which could be substantial, will be separately computed and taxed as ordinary income or ordinary loss to the extent attributable to “unrealized receivables,” including depreciation recapture, or to “inventory items” owned by the Partnership and its subsidiaries.

For purposes of this Form 10-Q, a “U.S. Holder” is a beneficial owner of Common Units that is for U.S. federal income tax purposes:

•	an individual citizen or resident of the United States;

•
a corporation (or any other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•
a trust if (i) a U.S. court is able to exercise primary supervision over the trust’s administration and one or more United States persons (as defined in the Code) are authorized to control all substantial decisions of the trust or (ii) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a United States person for U.S. federal income tax purposes; or

•	an estate, the income of which is subject to U.S. federal income tax regardless of its source.
U.S. federal income tax treatment of owning and disposing of Common Units.
The Partnership is classified as a partnership for U.S. federal income tax purposes and, generally, is not subject to entity-level U.S. federal income taxes. Instead, each Partnership unitholder is required to take into account his/her respective share of the items of income, gain, loss and deduction of the Partnership in computing his/her U.S. federal income tax liability, even if no cash distributions are made by the Partnership to such unitholder. A pro rata distribution of cash by the Partnership to a U.S. Holder is generally not taxable for U.S. federal income tax purposes unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in his/her Common Units.
In contrast, UGI is classified as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax on its taxable income. A distribution of cash by UGI to a UGI shareholder who is a U.S. Holder will generally be included in such U.S. Holder’s income as ordinary dividend income to the extent of UGI’s current or accumulated “earnings and profits” as determined under U.S. federal income tax principles. A portion of the cash distributed to UGI shareholders by UGI after the Proposed Merger may exceed UGI’s current and accumulated earnings and profits. Distributions of cash in excess of UGI’s current and accumulated earnings and profits will be treated as a non-taxable return of capital reducing a U.S. Holder’s adjusted tax basis in such U.S. Holder’s shares of UGI common stock and, to the extent the distribution exceeds such stockholder’s adjusted tax basis, as capital gain from the sale or exchange of such shares of UGI common stock.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

2.1	Agreement and Plan of Merger, dated as of April 1, 2019, by and among UGI Corporation, AmeriGas Propane Holdings, Inc., AmeriGas Propane Holdings, LLC, AmeriGas Partners, L.P. and AmeriGas Propane, Inc.*	AmeriGas Partners, L.P.	Form 8-K (4/1/19)	2.1

10.1	Support Agreement, dated as of April 1, 2019, by and between AmeriGas Partners, L.P. and AmeriGas Propane, Inc.	AmeriGas Partners, L.P.	Form 8-K (4/1/19)	10.1

10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non-Employee Directors.

10.3	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P., Terms and Conditions, effective January 1, 2019.

10.4	AmeriGas Propane, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI and Utilities Employees.

10.6	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees.

10.7	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

10.8	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.9	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.

10.10	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ms. Ann P. Kelly.

10.11	Form of Change in Control Agreement between UGI Corporation and Ms. Ann P. Kelly.

10.12	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter.

10.13	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for AmeriGas Employees.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

EXHIBIT INDEX

10.2	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non-Employee Directors.

10.3	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P., Terms and Conditions, effective January 1, 2019.

10.4	AmeriGas Propane, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI and Utilities Employees.

10.6	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees.

10.7	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

10.8	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.9	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.

10.10	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ms. Ann P. Kelly.

10.11	Form of Change in Control Agreement between UGI Corporation and Ms. Ann P. Kelly.

10.12	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter.

10.13	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for AmeriGas Employees.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	May 8, 2019	By:	/s/ Ann P. Kelly
Ann P. Kelly
Chief Financial Officer

Date:	May 8, 2019	By:	/s/ Craig M. Dadamo
Craig M. Dadamo
Controller and Chief Accounting Officer