Form 10-Q
period 2019-06-30
AMERIGAS PARTNERS LP
filed 2019-08-06
CIK 932628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-13692
AMERIGAS PARTNERS L.P.
(Exact name of registrant as specified in its charters)

Delaware	23-2787918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
460 North Gulph Road, King of Prussia, PA 19406
(Address of Principal Executive Offices) (Zip Code)
(610) 337-7000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Units representing limited partner interests	APU	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2019, there were 92,999,704 Common Units of AmeriGas Partners, L.P. outstanding.

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

AmeriGas Propane Holdings, LLC - A Delaware limited liability company and an indirect wholly owned subsidiary of UGI

Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of UGI

General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners and AmeriGas OLP
GP Audit Committee - The audit committee of the GP Board
GP Board - The board of directors of the General Partner
Merger Sub - AmeriGas Propane Holdings, LLC, an indirect wholly owned subsidiary of UGI
Partnership - AmeriGas Partners, AmeriGas OLP and all of their subsidiaries collectively
UGI - UGI Corporation
Other Terms and Abbreviations
2018 Annual Report - AmeriGas Partners Annual Report on Form 10-K for the fiscal year ended September 30, 2018
2018 nine-month period - Nine-month period ended June 30, 2018
2018 three-month period - Three-month period ended June 30, 2018
2019 nine-month period - Nine-month period ended June 30, 2019
2019 three-month period - Three-month period ended June 30, 2019
Adjusted EBITDA - A non-GAAP financial measure comprising the Partnership’s EBITDA as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have
ASC - Accounting Standards Codification
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

ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
Special Meeting - Special meeting of holders of Common Units to be held on August 21, 2019 to approve (i) the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, (ii) the adjournment of the Special Meeting, if necessary, to solicit additional proxies if there are not sufficient votes to approve the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the time of the Special Meeting and (iii) a non-binding advisory vote regarding certain compensation arrangements that may be payable to AmeriGas Partners’ named executive officers in connection with the completion of the Proposed Merger

Support Agreement - Agreement between the Partnership and the General Partner, dated as of April 1, 2019, pursuant to which the General Partner has agreed to vote all Common Units that it or its affiliates beneficially own as of the record date of the Special Meeting in favor of the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the Special Meeting

TCJA - Tax Cuts and Jobs Act

TPH - Tudor, Pickering Holt & Co. Advisors LP

Western Missouri District Court - The United States District Court for the Western District of Missouri

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2019	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,049	$6,878	$5,082
Accounts receivable (less allowances for doubtful accounts of $14,857, $12,825 and $15,127, respectively)	197,572	206,576	215,424
Accounts receivable — related parties	3,663	3,248	4,036
Inventories	99,672	130,527	116,133
Derivative instruments	29	38,661	26,821
Prepaid expenses and other current assets	50,152	66,001	59,725
Total current assets	353,137	451,891	427,221
Property, plant and equipment (less accumulated depreciation of $1,217,159, $1,151,726 and $1,162,119, respectively)	1,114,152	1,148,383	1,158,045
Goodwill	2,003,671	2,003,671	2,006,139
Intangible assets, net	249,523	279,608	290,023
Derivative instruments	4,902	6,347	2,845
Other assets	65,954	35,918	42,068
Total assets	$3,791,339	$3,925,818	$3,926,341
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$7,863	$8,626	$9,176
Short-term borrowings	248,500	232,000	177,000
Accounts payable — trade	90,119	137,050	101,182
Accounts payable — related parties	1,551	1,482	241
Customer deposits and advances	50,310	91,829	52,191
Derivative instruments	15,054	—	—
Other current liabilities	190,974	207,041	189,782
Total current liabilities	604,371	678,028	529,572
Long-term debt	2,561,033	2,561,007	2,565,181
Other noncurrent liabilities	143,876	117,115	128,943
Total liabilities	3,309,280	3,356,150	3,223,696
Commitments and contingencies (Note 6)
Partners’ capital:
AmeriGas Partners, L.P. partners’ capital:
Common unitholders (units issued — 92,999,704, 92,977,072 and 92,977,072, respectively)	437,880	523,925	654,418
General partner	12,152	12,682	14,001
Total AmeriGas Partners, L.P. partners’ capital	450,032	536,607	668,419
Noncontrolling interest	32,027	33,061	34,226
Total partners’ capital	482,059	569,668	702,645
Total liabilities and partners’ capital	$3,791,339	$3,925,818	$3,926,341
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Thousands of dollars, except per unit amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Propane	$414,602	$461,875	$2,057,395	$2,141,128
Other	64,132	66,528	213,143	214,903
	478,734	528,403	2,270,538	2,356,031
Costs and expenses:
Cost of sales — propane (excluding depreciation and amortization shown below)	192,160	199,652	1,027,432	1,039,647
Cost of sales — other (excluding depreciation and amortization shown below)	21,604	24,492	61,419	64,770
Operating and administrative expenses	234,429	222,358	719,497	704,146
Impairment of tradenames and trademarks	—	75,000	—	75,000
Depreciation and amortization	43,989	46,393	133,967	138,968
Other operating income, net	(6,690)	(5,793)	(17,767)	(17,443)
	485,492	562,102	1,924,548	2,005,088
Operating (loss) income	(6,758)	(33,699)	345,990	350,943
Interest expense	(41,640)	(40,449)	(126,208)	(122,021)
(Loss) income before income taxes	(48,398)	(74,148)	219,782	228,922
Income tax expense	(673)	(624)	(1,779)	(3,658)
Net (loss) income including noncontrolling interest	(49,071)	(74,772)	218,003	225,264
Add net loss (deduct net income) attributable to noncontrolling interest	114	376	(3,340)	(3,415)
Net (loss) income attributable to AmeriGas Partners, L.P.	$(48,957)	$(74,396)	$214,663	$221,849

General partner’s interest in net (loss) income attributable to AmeriGas Partners, L.P.	$10,959	$10,587	$36,488	$36,208
Limited partners’ interest in net (loss) income attributable to AmeriGas Partners, L.P.	$(59,916)	$(84,983)	$178,175	$185,641
(Loss) income per limited partner unit (see Note 2):
Basic	$(0.64)	$(0.91)	$1.92	$2.00
Diluted	$(0.64)	$(0.91)	$1.92	$1.99
Weighted-average limited partner units outstanding (thousands):
Basic	93,098	93,042	93,077	93,031
Diluted	93,098	93,042	93,121	93,082
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$218,003	$225,264
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	133,967	138,968
Provision for uncollectible accounts	11,211	11,769
Change in unrealized gains and losses on derivatives instruments	64,845	10,138
Impairment of tradenames and trademarks	—	75,000
Other, net	5,008	6,145
Net change in:
Accounts receivable	(2,622)	(28,987)
Inventories	30,855	598
Accounts payable	(46,862)	(18,538)
Derivative instruments collateral deposits paid	(9,590)	(7,991)
Other current assets	3,120	3,361
Other current liabilities	(50,246)	(71,400)
Net cash provided by operating activities	357,689	344,327
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(77,804)	(72,893)
Proceeds from disposals of assets	9,241	10,260
Acquisitions of businesses, net of cash acquired	—	(9,382)
Net cash used by investing activities	(68,563)	(72,015)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(302,048)	(301,980)
Noncontrolling interest activity	(4,374)	(4,361)
Increase in short-term borrowings	16,500	37,000
Repayment of long-term debt	(3,681)	(3,174)
Capital contributions from General Partner	—	8
Other	(352)	(2,039)
Net cash used by financing activities	(293,955)	(274,546)
Cash and cash equivalents decrease	$(4,829)	$(2,234)
CASH AND CASH EQUIVALENTS
Cash and cash equivalents at end of period	$2,049	$5,082
Cash and cash equivalents at beginning of period	6,878	7,316
Cash and cash equivalents decrease	$(4,829)	$(2,234)
See accompanying notes to condensed consolidated financial statements.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)
(Thousands of dollars, except unit amounts)

For the three months ended June 30, 2019:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance March 31, 2019	92,998,220	$585,897	$13,533	$599,430	$33,714	$633,144
Net (loss) income including noncontrolling interest		(59,916)	10,959	(48,957)	(114)	(49,071)
Distributions		(88,349)	(12,340)	(100,689)	(1,573)	(102,262)
Unit-based compensation expense		273		273		273
Common Units issued in connection with employee and director plans, net of tax withheld	1,484	(25)	—	(25)		(25)
Balance June 30, 2019	92,999,704	$437,880	$12,152	$450,032	$32,027	$482,059

For the three months ended June 30, 2018:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance March 31, 2018	92,976,504	$827,473	$15,751	$843,224	$36,172	$879,396
Net (loss) income including noncontrolling interest		(84,983)	10,587	(74,396)	(376)	(74,772)
Distributions		(88,328)	(12,337)	(100,665)	(1,570)	(102,235)
Unit-based compensation expense		213		213		213
Common Units issued in connection with employee and director plans, net of tax withheld	568	43	—	43		43
Balance June 30, 2018	92,977,072	$654,418	$14,001	$668,419	$34,226	$702,645

For the nine months ended June 30, 2019:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2018	92,977,072	$523,925	$12,682	$536,607	$33,061	$569,668
Net income including noncontrolling interest		178,175	36,488	214,663	3,340	218,003
Distributions		(265,030)	(37,018)	(302,048)	(4,374)	(306,422)
Unit-based compensation expense		1,162		1,162		1,162
Common Units issued in connection with employee and director plans, net of tax withheld	22,632	(352)	—	(352)		(352)
Balance June 30, 2019	92,999,704	$437,880	$12,152	$450,032	$32,027	$482,059

For the nine months ended June 30, 2018:	Number of Common Units	Common unitholders	General partner	Total AmeriGas Partners, L.P. partners’ capital	Noncontrolling interest	Total partners’ capital
Balance September 30, 2017	92,958,586	$733,104	$14,795	$747,899	$35,172	$783,071
Net income including noncontrolling interest		185,641	36,208	221,849	3,415	225,264
Distributions		(264,970)	(37,010)	(301,980)	(4,361)	(306,341)
Unit-based compensation expense		983		983		983
Common Units issued in connection with employee and director plans, net of tax withheld	18,486	(340)	8	(332)		(332)
Balance June 30, 2018	92,977,072	$654,418	$14,001	$668,419	$34,226	$702,645
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

At June 30, 2019, the General Partner, an indirect wholly owned subsidiary of UGI, held a 1% general partner interest in AmeriGas Partners and a 1.01% general partner interest in AmeriGas OLP. The General Partner also owns AmeriGas Partners Common Units. The remaining Common Units outstanding represents publicly held Common Units. AmeriGas Partners holds a 98.99% limited partner interest in AmeriGas OLP.

AmeriGas Partners and AmeriGas OLP have no employees. Employees of the General Partner conduct, direct and manage our operations. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on our behalf (see Note 9).

On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. If the Merger Agreement is consummated, UGI will obtain full ownership of AmeriGas Partners by acquiring all of the outstanding Common Units not already held by the General Partner. Consummation of the Merger Agreement is subject to customary conditions as well as the approval of a majority of the outstanding Common Units including the Common Units held by the General Partner.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by AmeriGas Partners’ unitholders at the Special Meeting to be held on August 21, 2019, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019. See Note 10 for further information on the Proposed Merger.

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. The September 30, 2018, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

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

The following table sets forth reconciliations of the numerators and denominators of the basic and diluted income per limited partner unit computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to AmeriGas Partners, L.P.	$(48,957)	$(74,396)	$214,663	$221,849
Adjust for general partner share and theoretical distributions of net (loss) income attributable to AmeriGas Partners, L.P. to the general partner in accordance with the two-class method for MLPs	(10,844)	(10,587)	(36,170)	(36,215)
Common Unitholders’ interest in net (loss) income attributable to AmeriGas Partners, L.P. under the two-class method for MLPs	$(59,801)	$(84,983)	$178,493	$185,634

Weighted average Common Units outstanding — basic (thousands)	93,098	93,042	93,077	93,031
Potentially dilutive Common Units (thousands)	—	—	44	51
Weighted average Common Units outstanding — diluted (thousands)	93,098	93,042	93,121	93,082

There was no dilutive effect based upon the computation of income (loss) per limited partner unit in accordance with the two-class method for the three and nine months ended June 30, 2019 and 2018.

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

Correction of Prior Period Errors. During the three and nine months ended June 30, 2019, the Partnership determined that it had not properly recorded expenses associated with certain vehicle lease arrangements.  The Partnership evaluated the impact of the error on prior periods and determined that the effect was not material to the financial statements for the three and nine months ended June 30, 2019, or any prior period financial statements, and recorded the cumulative effect of the error in accounting for certain vehicle lease arrangements as of April 1, 2019. The correction of the error increased “Operating and administrative expenses” for the three months ended June 30, 2019, by $5,025 substantially all of which relates to periods prior to Fiscal 2019.

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

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three and nine months ended June 30, 2019.

Accounting Standards Not Yet Adopted

Fair Value Measurements Disclosures. In August 2018, the FASB issued ASU No. 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for annual periods beginning October 1, 2020 (Fiscal 2021). The guidance regarding removing and modifying disclosures will be adopted on a retrospective basis and the guidance regarding new disclosures will be adopted on a prospective basis. Early adoption is permitted. The Partnership

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

expects to adopt the new guidance in the fourth quarter of Fiscal 2019. The adoption of the new guidance is not expected to have a material impact on the Partnership’s financial statements.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for the Partnership for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required prospectively. The Partnership expects to adopt the new guidance in the first quarter of Fiscal 2020. The adoption of the new guidance is not expected to have a material impact on the Partnership’s financial statements.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to estimate lifetime expected credit losses for financial instruments not measured at fair value through net income, including trade and other receivables, net investments in leases, financial receivables, debt securities, and other financial instruments, which may result in earlier recognition of credit losses. Further, the new current expected credit loss model may affect how entities estimate their allowance for loss for receivables that are current with respect to their payment terms. ASU 2016-13 is effective for the Partnership for interim and annual periods beginning October 1, 2020 (Fiscal 2021). Early adoption is permitted. The Partnership is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Contracts with customers comprise different types of contracts with varying length terms, fixed or variable prices, and fixed or variable quantities. Contracts with our residential customers, which comprise a substantial number of our customer contracts, are generally one year or less. Customer contracts for the sale of propane include fixed-price, fixed-quantity contracts under which propane is provided to a customer at a fixed price and a fixed volume, and contracts that provide for the sale of propane at market prices at date of delivery with no fixed volumes. The Partnership offers contracts that permit customers to lock in a fixed price for their volumes for a fee and also provide customers with the option to pre-buy a fixed amount of propane at a fixed price. Amounts received under pre-buy arrangements are recorded as a contract liability when received and recorded as revenue when propane is delivered and control is transferred to the customer. Fees associated with fixed-price contracts are recorded as contract liabilities and recorded ratably over the contract period.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent the Partnership’s right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at June 30, 2019. Substantially all of the Partnership’s receivables are unconditional rights to consideration and are included in “Accounts receivable” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Partnership’s obligations to transfer goods or services to a customer for which the Partnership has received consideration from the customer. The balances of contract liabilities were $54,836 and $93,393 at June 30, 2019 and October 1, 2018, respectively, and are included in “Customer deposits and advances” and “Other current liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the nine months ended June 30, 2019, from the amount included in contract liabilities at October 1, 2018 was $74,154.

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Revenue Disaggregation

The following table presents our disaggregated revenues for the three and nine months ended June 30, 2019:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Revenues from contracts with customers:
Propane:
Retail	$405,817	$2,002,361
Wholesale	8,785	55,034
Other	48,235	165,945
Total revenues from contracts with customers	462,837	2,223,340
Other revenues (a)	15,897	47,198
Total revenues	$478,734	$2,270,538

(a)	Primarily represents revenues from tank rentals that are not within the scope of ASC 606 and accounted for in accordance with other GAAP.

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
Note 5 — Goodwill and Intangible Assets

The Partnership’s goodwill and intangible assets comprise the following:

	June 30, 2019	September 30, 2018	June 30, 2018
Goodwill (not subject to amortization)	$2,003,671	$2,003,671	$2,006,139
Intangible assets, net (definite-lived):
Customer relationships and noncompete agreements	$496,901	$497,373	$499,579
Trademarks and tradenames	7,944	7,944	7,944
Accumulated amortization	(255,322)	(225,709)	(217,500)
Intangible assets, net (definite-lived)	$249,523	$279,608	$290,023

Amortization expense of intangible assets was $9,840 and $10,388 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense of intangible assets was $30,085 and $29,568 for the nine months ended June 30, 2019 and 2018, respectively. No amortization expense is included in cost of sales on the Condensed Consolidated Statements of Operations. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2019 and the next four fiscal years is as follows: remainder of Fiscal 2019 — $10,059; Fiscal 2020 — $39,152; Fiscal 2021 — $35,914; Fiscal 2022 — $32,963; Fiscal 2023 — $31,627.

In April 2018, a plan to discontinue the use of indefinite-lived tradenames and trademarks, primarily those associated with the Partnership’s January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. As a result, during the three months ended June 30, 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values of approximately

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

$7,944. During the three months ended June 30, 2018, the Partnership recorded a non-cash impairment charge of $75,000, which amount is reflected in “Impairment of tradenames and trademarks” on the Condensed Consolidated Statements of Operations, and is amortizing the remaining fair value of these tradenames and trademarks of $7,944 over their estimated period of benefit of three years.

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

Proposed Merger Lawsuits. In connection with the Proposed Merger (see Note 10), on June 5, 2019, a single AmeriGas Partners unitholder filed a class action complaint in the United States District Court for the District of Delaware. On July 9, 2019, a second AmeriGas Partners unitholder filed a complaint in the United States District Court for the Eastern District of Pennsylvania. The complaints generally allege that the May 6, 2019 registration statement filed with the SEC in connection with the Proposed Merger included materially incomplete and/or misleading information in violation of the federal securities laws. The complaints request, among other things, that the respective courts enjoin the parties from proceeding with the Proposed Merger or rescind the Proposed Merger if it does close. Both plaintiffs seek an award of attorneys’ fees and costs. AmeriGas Partners has not yet answered or responded to the complaints.

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

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements - Derivative Instruments

The following table presents, on a gross basis, our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2019:
Assets:
Commodity contracts	$—	$7,428	$—	$7,428
Liabilities:
Commodity contracts	$—	$(19,995)	$—	$(19,995)
September 30, 2018:
Assets:
Commodity contracts	$—	$52,529	$—	$52,529
Liabilities:
Commodity contracts	$—	$(251)	$—	$(251)
June 30, 2018:
Assets:
Commodity contracts	$—	$30,086	$—	$30,086
Liabilities:
Commodity contracts	$—	$(420)	$—	$(420)

The fair values of our non-exchange traded commodity derivative contracts included in Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at June 30, 2019, September 30, 2018 and June 30, 2018 were as follows:

	June 30, 2019	September 30, 2018	June 30, 2018
Carrying amount	$2,593,504	$2,597,131	$2,602,827
Estimated fair value	$2,724,645	$2,562,206	$2,519,411

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

Commodity Price Risk

In order to manage market risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts, to reduce propane price volatility associated with a portion of forecasted propane purchases. In addition, the Partnership from time to time enters into price swap agreements to reduce the effects of short term commodity price volatility. At June 30, 2019, September 30, 2018 and June 30, 2018, total volumes associated with propane commodity derivatives totaled 399.5 million gallons, 244.8 million gallons and 226.6 million gallons, respectively. At June 30, 2019, the maximum period over which we are economically hedging propane market price risk is 27 months.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2019. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Fair Value of Derivative Instruments

The following table presents our derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2019	September 30, 2018	June 30, 2018
Derivative assets not designated as hedging instruments:
Commodity contracts	$7,428	$52,529	$30,086
Total derivative assets — gross	7,428	52,529	30,086
Gross amounts offset in the balance sheet	(2,497)	(251)	(420)
Cash collateral received	—	(7,270)	—
Total derivative assets — net	$4,931	$45,008	$29,666

Derivative liabilities not designated as hedging instruments:
Commodity contracts	$(19,995)	$(251)	$(420)
Total derivative liabilities — gross	(19,995)	(251)	(420)
Gross amounts offset in the balance sheet	2,497	251	420
Cash collateral pledged	2,320	—	—
Total derivative liabilities — net (a)	$(15,178)	$—	$—

(a)	Derivative liabilities with maturities greater than one year are recorded in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018:

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended June 30,	2019	2018
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(13,466)	$28,545	Cost of sales — propane

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Nine Months Ended June 30,	2019	2018
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(91,971)	$30,544	Cost of sales — propane

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

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

Note 9 — Related Party Transactions

Pursuant to the Partnership Agreement and a management services agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership. These costs, which totaled $137,069 and $134,986 for the three months ended June 30, 2019 and 2018, respectively, and $446,034 and $439,386 for the nine months ended June 30, 2019 and 2018, respectively, include employee compensation and benefit expenses of employees of the General Partner and general and administrative expenses.

UGI provides certain financial and administrative services to the General Partner. UGI bills the General Partner monthly for all direct and indirect corporate expenses incurred in connection with providing these services and the General Partner is reimbursed by the Partnership for these expenses. The allocation of indirect UGI corporate expenses to the Partnership utilizes a weighted, three-component formula based on the relative percentage of the Partnership’s revenues, operating expenses and net assets employed to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. The General Partner believes that this allocation method is reasonable and equitable to the Partnership. Such corporate expenses totaled $3,493 and $4,979 for the three months ended June 30, 2019 and 2018, respectively, and $12,473 and $12,997 for the nine months ended June 30, 2019 and 2018, respectively. In addition, UGI and certain of its subsidiaries provide office space, stop loss medical coverage and automobile liability insurance to the Partnership. The costs incurred related to these items during the three and nine months ended June 30, 2019 and 2018, were not material.

From time to time, AmeriGas OLP purchases propane on an as needed basis from Energy Services. The price of the purchases is generally based on market price at the time of purchase. Purchases of propane by AmeriGas OLP from Energy Services during the three and nine months ended June 30, 2019 and 2018 were not material.

In addition, the AmeriGas OLP sells propane to affiliates of UGI. Sales of propane to affiliates of UGI during three and nine months ended June 30, 2019 and 2018 were not material.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, AmeriGas Partners entered into a Standby Equity Commitment Agreement with the General Partner and UGI. Under the terms of the Standby Equity Commitment Agreement, upon the request of AmeriGas Partners from time to time, in each instance only with prior approval by the General Partner Audit Committee, which would be made in its sole and absolute discretion, UGI committed to make up to $225,000 of capital contributions to the Partnership through July 1, 2019. Under the terms of the Commitment Agreement, the last date on which AmeriGas Partners could have requested a capital contribution, without the consent of UGI, was May 17, 2019. AmeriGas Partners did not request, and UGI did not make, any capital contributions under the Commitment Agreement and the agreement has now terminated in accordance with its terms.

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

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530,000. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners. Pursuant to the Merger Agreement, until such time as the Proposed Merger becomes effective, the General Partner will continue to declare and cause to be paid regular quarterly cash distributions on outstanding Common Units in accordance

AMERIGAS PARTNERS, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except per unit amounts and where indicated otherwise)

with the Partnership Agreement in an amount that will not be less than $0.95 per Common Unit. In addition, the Merger Agreement requires that the record date for the quarterly cash distribution related to the quarter immediately prior to the quarter in which the closing of the Proposed Merger occurs be designated so that such record date precedes the closing of the Proposed Merger so as to permit the payment of such quarterly distribution to the holders of the Common Units; provided that the AmeriGas Partners’ unitholders are not intended to receive, for any quarter, distributions both in respect of Common Units and also dividends in respect of shares of UGI common stock that they receive in exchange for such Common Units in the transaction.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding Common Units; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the issuance of shares of UGI common stock pursuant to the Merger Agreement; (iv) approval for listing on the New York Stock Exchange of the shares of UGI common stock issuable pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the respective parties in all material respects with their respective covenants. UGI’s registration statement on Form S-4 relating to the Proposed Merger became effective July 12, 2019.

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

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by AmeriGas Partners’ unitholders at the Special Meeting to be held on August 21, 2019, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, and the capacity to transport propane to our customers; (3) the availability of, and our ability to consummate, acquisition or combination opportunities; (4) successful integration and future performance of acquired assets or businesses and achievement of anticipated synergies; (5) changes in laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia; (13) political, regulatory and economic conditions in the United States and foreign countries; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) the impact of pending and future legal proceedings, including, but not limited to, pending litigation relating to the Proposed Merger; (17) the availability, timing, and success of our acquisitions and investments to grow our business; (18) the interruption, disruption, failure, malfunction, or breach of our information technology systems, including due to cyber attack; (19) the failure to realize the anticipated benefits of the Proposed Merger; (20) the possible diversion of management time on issues related to the Proposed Merger; (21) the risk that the requisite approvals to complete the Proposed Merger are not obtained; and (22) the potential need to address any reviews, investigations or other proceedings by governmental authorities or shareholder actions.

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

ANALYSIS OF RESULTS OF OPERATIONS

Fiscal 2019 and 2018 Quarterly Results

The following analyses compares the Partnership’s results of operations for the 2019 three-month period with the 2018 three-month period, and the 2019 nine-month period with the 2018 nine-month period.
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

AmeriGas Partners’ management presents the non-GAAP measures “Adjusted EBITDA,” “adjusted net income (loss) attributable to AmeriGas Partners,” “adjusted total margin,” and “adjusted operating income (loss)” (in addition to “net income (loss) attributable to AmeriGas Partners” determined in accordance with GAAP) in order to assist in the evaluation of the Partnership’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors about AmeriGas Partners’ performance because they eliminate the impact of (1) changes in unrealized gains and losses on commodity derivative instruments not associated with current-period transactions and (2) certain other gains and losses that competitors do not necessarily have, to provide additional insight into the comparison of year-over-year profitability to that of other master limited partnerships. For additional information on these non-GAAP measures as well as the non-GAAP measure, “EBITDA,” including reconciliations of these non-GAAP measures to the most closely associated GAAP measures, see “Non-GAAP Financial Measures” below.

Proposed Merger

On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. If the Merger Agreement is consummated, UGI will obtain full ownership of AmeriGas Partners by acquiring all of the outstanding Common Units not already held by the General Partner. Consummation of the Merger Agreement is subject to customary conditions as well as the approval of a majority of the outstanding Common Units including the Common Units held by the General Partner.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by AmeriGas Partners’ unitholders at the Special Meeting to be held on August 21, 2019, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019. See Note 10 to Condensed Consolidated Financial Statements for further information.

Executive Overview

Three Months Ended June 30, 2019

We recorded GAAP net loss attributable to AmeriGas Partners for the 2019 three-month period of $49.0 million compared to GAAP net loss attributable to AmeriGas Partners for the 2018 three-month period of $74.4 million. GAAP net loss in the 2019 three-month period and the 2018 three-month period reflects the effects of net unrealized (losses) gains of $(3.5) million and $20.3 million, respectively, on commodity derivative instruments not associated with current-period transactions. GAAP net loss in the 2019 three-month period also includes $1.8 million of expenses associated with the Proposed Merger while GAAP net loss in the prior-year period includes a $75 million impairment charge associated with Heritage tradenames and trademarks.

Adjusted net loss attributable to AmeriGas Partners for the 2019 three-month period was $43.8 million compared with adjusted net loss attributable to AmeriGas Partners for the 2018 three-month period of $20.2 million. The increase in adjusted net loss attributable to AmeriGas Partners principally reflects a $15.5 million decrease in adjusted total margin on lower retail volumes sold and slightly higher operating and administrative expenses. Average temperatures based upon heating degree days in our service territories averaged normal during the 2019 three-month period compared with average temperatures that were 9.6% colder than normal during the 2018 three-month period. In particular, temperatures in the month of April 2019, the primary heating month in the quarter, were 5.3% warmer than normal compared with temperatures in the month of April 2018 that were nearly 36% colder than normal.

Nine Months Ended June 30, 2019

We recorded GAAP net income attributable to AmeriGas Partners for the 2019 nine-month period of $214.7 million compared to GAAP net income attributable to AmeriGas Partners for the 2018 nine-month period of $221.8 million. GAAP net income in the 2019 and 2018 nine-month periods reflects the effects of net unrealized losses of $64.8 million and $10.1 million, respectively, on commodity derivative instruments not associated with current-period transactions. GAAP net income in the 2019 nine-month period also reflects $2.7 million of expenses associated with the Proposed Merger while GAAP net income in the prior-year nine-month period reflect a $75 million impairment charge related to Heritage tradenames and trademarks.

Adjusted net income attributable to AmeriGas Partners for the 2019 nine-month period was $281.5 million compared with adjusted net income attributable to AmeriGas Partners for the 2018 nine-month period of $306.1 million. The $24.6 million decrease in adjusted net income attributable to AmeriGas Partners reflects the effects of slightly higher operating and administrative expenses and slightly lower adjusted total margin partially offset by lower depreciation and amortization expense. Average temperatures based upon heating degree days in our service territories were 4.0% colder than normal during the 2019 nine-month period compared with average temperatures that were 0.4% colder than normal during the prior-year period. Although average temperatures during the 2019 nine-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.

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

The following table includes reconciliations of adjusted total margin, adjusted operating income, adjusted net income (loss) attributable to AmeriGas Partners, EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP for the periods presented:

(Dollars in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Adjusted total margin:
Total revenues	$478.7	$528.4	$2,270.5	$2,356.0
Cost of sales — propane	(192.2)	(199.7)	(1,027.4)	(1,039.6)
Cost of sales — other (a)	(21.5)	(24.4)	(61.4)	(64.8)
Total margin	265.0	304.3	1,181.7	1,251.6
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions (a)	3.5	(20.3)	64.8	10.2
Adjusted total margin	$268.5	$284.0	$1,246.5	$1,261.8

Adjusted operating income (loss):
Operating (loss) income	$(6.8)	$(33.7)	$346.0	$350.9
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions (a)	3.4	(20.3)	64.8	10.1
Impairment of Heritage tradenames and trademarks	—	75.0	—	75.0
Merger expenses	1.8	—	2.7	—
Adjusted operating (loss) income	$(1.6)	$21.0	$413.5	$436.0

Adjusted net income (loss) attributable to AmeriGas Partners:
Net (loss) income attributable to AmeriGas Partners	$(49.0)	$(74.4)	$214.7	$221.8
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	3.5	(20.3)	64.8	10.1
Impairment of Heritage tradenames and trademarks	—	75.0	—	75.0
Merger expenses	1.8	—	2.7	—
Noncontrolling interest in net gains and losses on commodity derivative instruments and merger expenses (a)	(0.1)	(0.5)	(0.7)	(0.8)
Adjusted net (loss) income attributable to AmeriGas Partners	$(43.8)	$(20.2)	$281.5	$306.1

EBITDA and Adjusted EBITDA:
Net (loss) income attributable to AmeriGas Partners	$(49.0)	$(74.4)	$214.7	$221.8
Income tax expense (a)	0.7	0.7	1.7	3.7
Interest expense	41.6	40.4	126.2	122.0
Depreciation and amortization	44.0	46.4	134.0	139.0
EBITDA	37.3	13.1	476.6	486.5
Add net losses (subtract net gains) on commodity derivative instruments not associated with current-period transactions	3.5	(20.3)	64.8	10.1
Impairment of Heritage tradenames and trademarks	—	75.0	—	75.0
Merger expenses	1.8	—	2.7	—
Noncontrolling interest in net gains and losses on commodity derivative instruments and merger expenses (a)	(0.1)	(0.6)	(0.6)	(0.8)
Adjusted EBITDA	$42.5	$67.2	$543.5	$570.8

(a)	Certain amounts include the impact of rounding.

RESULTS OF OPERATIONS

2019 three-month period compared with the 2018 three-month period

Three Months Ended June 30,	2019	2018	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	188.5	202.0	(13.5)	(6.7)%
Wholesale	12.3	12.1	0.2	1.7%
	200.8	214.1	(13.3)	(6.2)%
Revenues:
Retail propane	$405.9	$450.5	$(44.6)	(9.9)%
Wholesale propane	8.7	11.4	(2.7)	(23.7)%
Other	64.1	66.5	(2.4)	(3.6)%
	$478.7	$528.4	$(49.7)	(9.4)%
Total margin (a)	$265.0	$304.3	$(39.3)	(12.9)%
Operating and administrative expenses (b)	$234.4	$222.4	$12.0	5.4%
Impairment of Heritage tradenames and trademarks (c)	$—	$75.0	$(75.0)	N.M.
Operating loss	$(6.8)	$(33.7)	$(26.9)	(79.8)%
Net loss attributable to AmeriGas Partners	$(49.0)	$(74.4)	$(25.4)	(34.1)%
Non-GAAP financial measures (d):
Adjusted total margin	$268.5	$284.0	$(15.5)	(5.5)%
EBITDA	$37.3	$13.1	$24.2	184.7%
Adjusted EBITDA	$42.5	$67.2	$(24.7)	(36.8)%
Adjusted operating (loss) income	$(1.6)	$21.0	$(22.6)	(107.6)%
Adjusted net loss attributable to AmeriGas Partners	$(43.8)	$(20.2)	$23.6	116.8%
Heating degree days — % colder (warmer) than normal (e)	0.0%	9.6%	—	—

(a)
Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.” Total margin for the 2019 and 2018 three-month periods includes the impact of changes in unrealized (losses) gains of $(3.5) million and $20.3 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Operating and administrative expenses in the 2019 three-month period include $1.8 million of expenses associated with the Proposed Merger and $5.0 million of expenses to correct vehicle lease expense associated with prior periods.

(c)	The 2018 three-month period includes the impact of a $75.0 million impairment charge associated with the plan to discontinue the use of certain tradenames and trademarks.

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

N.M. - Variance is not meaningful.

The Partnership’s retail gallons sold during the 2019 three-month period were 6.7% lower than the prior-year period. Temperatures based upon heating degree days averaged normal for the 2019 three-month period but 8.7% warmer than the prior-year period. In particular, temperatures in the month of April 2019, the primary heating month of the quarter, were 5.3% warmer than normal compared with temperatures in the month of April 2018 that were nearly 36% colder than normal.

Retail propane revenues decreased $44.6 million during the 2019 three-month period reflecting the effects of lower average retail selling prices ($14.6 million) and the lower retail volumes sold ($30.0 million). Wholesale propane revenues decreased $2.7 million reflecting lower average wholesale selling prices. Average daily wholesale propane commodity prices during the 2019 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% lower than such prices during the 2018 three-month period. Other revenues in the 2019 three-month period were slightly lower than the prior-year period.

Total cost of sales during the 2019 three-month period decreased $10.4 million from the prior-year period. Cost of sales in the 2019 and 2018 three-month periods include net (losses) gains of $(3.5) million and $20.3 million on commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of these net (losses) gains on derivative commodity instruments, total cost of sales decreased $34.2 million, principally reflecting the effects of the lower average propane product costs ($17.4 million), lower retail propane volumes sold ($14.0 million) and slightly lower other cost of sales.

Total margin (which includes net (losses) gains of $(3.5) million and $20.3 million on commodity derivative instruments not associated with current-period transactions in the 2019 and 2018 three-month periods, respectively) decreased $39.3 million during the 2019 three-month period. Adjusted total margin decreased $15.5 million principally reflecting lower retail propane total margin ($16.1 million) partially offset by higher tank rent and service total margin. The decrease in retail propane total margin principally reflects the effects of the lower retail volumes sold.

EBITDA and operating loss (which includes the effects of unrealized gains and losses on commodity derivative instruments in both periods; expenses associated with the Proposed Merger in the 2019 three-month period, and a $75.0 million impairment charge associated with Heritage tradenames and trademarks in the 2018 three-month period) increased (decreased) $24.2 million and $(26.9) million), respectively. Adjusted EBITDA decreased $24.7 million in the 2019 three-month period principally reflecting the effects of the lower adjusted total margin ($15.5 million) and slightly higher operating and administrative expenses ($10.2 million, excluding $1.8 million of Proposed Merger expenses in the 2019 three-month period). The increase in Partnership operating and administrative expenses in the 2019 three-month period reflects, among other things, higher required accruals for litigation ($10.0 million) and higher vehicle lease expense ($6.3 million) which includes $5.0 million to correct vehicle lease expense associated with prior periods. These increases in Partnership operating expenses were partially offset by lower general insurance and self-insured casualty and liability expense, lower travel and entertainment expense, and lower advertising and vehicle fuel expense. Adjusted operating income decreased $22.6 million in the 2019 three-month period principally reflecting the $24.7 million decrease in Adjusted EBITDA partially offset by lower depreciation and amortization expenses ($2.4 million).

The $23.6 million increase in adjusted net loss attributable to AmeriGas Partners principally reflects the $22.6 million decrease in adjusted operating income and a slight increase in interest expense reflecting higher interest expense on short-term borrowings.

2019 nine-month period compared with the 2018 nine-month period

Nine Months Ended June 30,	2019	2018	Increase (Decrease)
(Dollars and gallons in millions)
Gallons sold:
Retail	882.4	905.5	(23.1)	(2.6)%
Wholesale	62.5	49.1	13.4	27.3%
	944.9	954.6	(9.7)	(1.0)%
Revenues:
Retail propane	$2,002.4	$2,089.7	$(87.3)	(4.2)%
Wholesale propane	55.0	51.5	3.5	6.8%
Other	213.1	214.8	(1.7)	(0.8)%
	$2,270.5	$2,356.0	$(85.5)	(3.6)%
Total margin (a)	$1,181.7	$1,251.6	$(69.9)	(5.6)%
Operating and administrative expenses (b)	$719.5	$704.1	$15.4	2.2%
Impairment of Heritage tradenames and trademarks (c)	$—	$75.0	$(75.0)	N.M.
Operating income	$346.0	$350.9	$(4.9)	(1.4)%
Net income attributable to AmeriGas Partners	$214.7	$221.8	$(7.1)	(3.2)%
Non-GAAP financial measures (d):
Adjusted total margin	$1,246.5	$1,261.8	$(15.3)	(1.2)%
EBITDA	$476.6	$486.5	$(9.9)	(2.0)%
Adjusted EBITDA	$543.5	$570.8	$(27.3)	(4.8)%
Adjusted operating income	$413.5	$436.0	$(22.5)	(5.2)%
Adjusted net income attributable to AmeriGas Partners	$281.5	$306.1	$(24.6)	(8.0)%
Heating degree days — % colder than normal (e)	4.0%	0.4%	—	—

(a)
Total margin represents total revenues less “Cost of sales — propane” and “Cost of sales — other.” Total margin for the 2019 and 2018 nine-month periods include the impact of net unrealized losses of $64.8 million and $10.1 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Operating and administrative expenses in the 2019 nine-month period include $2.7 million of expenses associated with the Proposed Merger and $5.0 million of expenses to correct vehicle lease expense associated with prior periods.

(c)	The 2018 nine-month period includes the impact of a $75.0 million impairment charge associated with the plan to discontinue the use of certain tradenames and trademarks.

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

N.M. - Variance is not meaningful.

The Partnership’s retail gallons sold during the 2019 nine-month period were 2.6% lower than the prior-year period. Average temperatures based upon heating degree days were 4.0% colder than normal and 3.6% colder than the prior-year period. Although average temperatures during the 2019 nine-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal temperatures in the southeastern U.S. during January and February.

Retail propane revenues decreased $87.3 million during the 2019 nine-month period reflecting the effects of the lower retail volumes sold ($53.3 million) and the lower average retail selling prices ($34.0 million). Wholesale propane revenues increased $3.5 million reflecting higher wholesale volumes sold ($14.1 million) partially offset by lower average wholesale selling prices ($10.6 million). Average daily wholesale propane commodity prices during the 2019 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 25% lower than such prices during the 2018 nine-month period. Other revenues in the 2019 nine-month period were slightly lower than in the prior-year period.

Total cost of sales during the 2019 nine-month period decreased $15.6 million from the prior-year period. Cost of sales in the 2019 and 2018 nine-month periods include $64.8 million and $10.1 million of losses commodity derivative instruments not associated with current-period transactions, respectively. Excluding the effects on cost of sales of these net losses on derivative commodity instruments, total cost of sales decreased $70.3 million principally reflecting the effects of lower average propane product costs ($55.5 million) and lower retail propane volumes sold ($25.0 million) partially offset by higher wholesale propane volumes sold ($13.6 million).

Total margin (which includes $64.8 million and $10.1 million of losses on commodity derivative instruments not associated with current-period transactions in the 2019 and 2018 nine-month periods, respectively) decreased $69.9 million during the 2019 nine-month period. Adjusted total margin in the 2019 nine-month period decreased $15.3 million reflecting lower retail propane total margin ($16.9 million) partially offset by higher tank rent and service total margin. The decline in retail propane total margin reflects the lower retail volumes sold ($27.9 million) partially offset by slightly higher average retail propane unit margins ($11.0 million) due, in part, to the effects of declining wholesale propane prices during the 2019 nine-month period.

EBITDA and operating income (which include the effects of the unrealized losses on commodity derivative instruments in both periods; expenses associated with the Proposed Merger in the 2019 nine-month period; and the $75.0 million impairment charge associated with Heritage tradenames and trademarks in the 2018 nine-month period) were $9.9 million and $4.9 million lower than the prior-year period. Adjusted EBITDA decreased $27.3 million in the 2019 nine-month period principally reflecting the lower adjusted total margin ($15.3 million) and slightly higher Partnership operating and administrative expenses ($12.7 million, excluding $2.7 million of Proposed Merger expenses in the 2019 nine-month period). The increase in Partnership operating and administrative expenses in the 2019 nine-month period reflects, among other things, higher required accruals for litigation ($10.0 million) and higher vehicle lease expense ($8.7 million) which includes $5.0 million to correct vehicle lease expense associated with prior periods. These increases were partially offset by lower general insurance and self-insured casualty and liability expense, and lower travel and entertainment, professional fees and advertising expenses. Adjusted operating income was $22.5 million lower than the prior-year period as the $27.3 million decrease in Adjusted EBITDA was partially offset by lower depreciation and amortization expense ($5.0 million).

The $24.6 million decrease in adjusted net income attributable to AmeriGas Partners reflects the $22.5 million decrease in adjusted operating income and an increase in interest expense ($4.2 million) reflecting higher interest on short-term borrowings partially offset by lower income tax expense ($1.9 million). Income tax expense in the 2018 nine-month period included remeasurement adjustments to the deferred income tax assets of our corporate subsidiary resulting from the TCJA.

FINANCIAL CONDITION AND LIQUIDITY

The Partnership’s cash and cash equivalents at June 30, 2019, were $2.0 million compared to cash and cash equivalents at September 30, 2018, of $6.9 million. The Partnership’s debt outstanding at June 30, 2019, totaled $2,817.4 million (including current maturities of long-term debt of $7.9 million and short-term borrowings of $248.5 million under the Credit Agreement). The Partnership’s debt outstanding at September 30, 2018, totaled $2,801.6 million (including current maturities of long-term debt of $8.6 million and short-term borrowings of $232.0 million under the Credit Agreement). Total long-term debt outstanding at June 30, 2019, including current maturities, comprises $2,575.0 million of AmeriGas Partners’ Senior Notes, $7.4 million of Heritage Operating, L.P. Senior Notes and $11.1 million of other long-term debt, and is net of $24.6 million of unamortized debt issuance costs.

At June 30, 2019, there were $248.5 million borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Credit Agreement, which reduce the amounts available for borrowings, totaled $62.8 million at June 30, 2019. At June 30, 2019, the Partnership’s available borrowing capacity under the Credit Agreement was $288.7 million. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2019 nine-month period were $281.8 million and $422.0 million, respectively. The average daily and peak short-term borrowings outstanding under the Credit Agreement during the 2018 nine-month period were $186.3 million and $349.0 million, respectively.

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

On July 22, 2019, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit, equal to an annual rate of $3.80. The distribution is payable on August 19, 2019, to unitholders of record on August 9, 2019. During the nine months ended June 30, 2019, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.95 per Common Unit for the quarters ended March 31, 2019, December 31, 2018, and September 30, 2018, respectively.

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

Cash flow provided by operating activities was $357.7 million in the 2019 nine-month period compared to $344.3 million in the 2018 nine-month period. Cash flow from operating activities before changes in operating working capital was $433.0 million in the 2019 nine-month period, comparable to the $467.3 million of cash flow recorded in the prior-year nine-month period. Cash used to fund changes in operating working capital was $75.3 million in the 2019 nine-month period compared to $123.0 million in the 2018 nine-month period. The lower cash required to fund changes in operating working capital reflects, among other things, higher cash from changes in inventory and accounts receivable reflecting, in large part, the impact of a decline in propane commodity costs during the current-year nine-month period.

Investing activities. Investing activity cash flow principally comprises expenditures for property, plant and equipment, cash paid for acquisitions of businesses and proceeds from disposals of assets. Cash flow used by investing activities was $68.6 million in the 2019 nine-month period compared with $72.0 million in the prior-year period. The Partnership spent $77.8 million for property, plant and equipment (comprising $41.7 million of maintenance capital expenditures and $36.1 million of growth capital expenditures) in the 2019 nine-month period compared with $72.9 million (comprising $35.3 million of maintenance capital expenditures and $37.6 million of growth capital expenditures) in the 2018 nine-month period. Capital expenditures in the 2019 nine-month period include higher capital expenditures associated with an Enterprise Resource Planning system.

Financing activities. Financing activity cash flow principally comprises distributions on AmeriGas Partners Common Units, issuances and repayments of long-term debt, short-term borrowings, and issuances of AmeriGas Partners Common Units. Cash used by financing activities was $294.0 million in the 2019 nine-month period compared with $274.5 million in the prior-year nine-month period. Distributions paid in each of the 2019 and 2018 nine-month periods totaled $302.0 million. Cash provided by Credit Agreement borrowings in the 2019 nine-month period and the 2018 nine-month period totaled $16.5 million and $37.0 million, respectively.

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

Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership’s profitability is sensitive to changes in propane supply costs and the Partnership generally passes on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership’s propane market price risk, we use contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap contracts. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. The fair value of unsettled commodity price risk sensitive instruments at June 30, 2019, was a net loss of $12.6 million. A hypothetical 10% adverse change in the market price of propane would result in a decrease in such fair value of approximately $22.8 million.

Derivative Instruments Credit Risk

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Our counterparties principally comprise major energy companies and major U.S. financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Partnership in the forms of letters of credit, parental guarantees or cash. Although we have concentrations of credit risk associated with derivative instruments held by certain derivative instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at June 30, 2019. Certain of our derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade in the Partnership’s debt rating. At June 30, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

(b)Change in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, the Partnership implemented several new modules to our existing enterprise resource planning system. Specifically, this implementation further integrated, simplified and standardized processes and systems for the finance, procurement, payables and information technology functions and, as such, the Partnership considers this system implementation to be material. Where appropriate, we have made changes to our internal controls to address system changes and to ensure we maintain effective internal controls over financial reporting. Other than this system implementation, there were no changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, which could materially affect our business, financial condition or future results. The risks described below, in our 2018 Annual Report or in the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

Securities lawsuits, including a class action, have been filed against UGI, the Partnership, the General Partner and members of the GP Board challenging aspects of the Proposed Merger and could result in substantial costs. An unfavorable judgment or ruling in these or any future lawsuits that may be filed may delay or prevent the completion of the Proposed Merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from the counterparties. Following the announcement of the Proposed Merger on April 1, 2019, two unitholder lawsuits were filed that name the members of the GP Board, UGI, the Partnership, the General Partner and certain related entities as defendants. The first lawsuit, captioned Scarantino, et al., v. AmeriGas Partners, L.P., et al., Case No. 1:19CV01045 (the “Scarantino Lawsuit”), was filed as a putative class action in the United States District Court for the District of Delaware on June 5, 2019. The second lawsuit, captioned Votto v. AmeriGas Partners, L.P., et al., Case No. 2:19-cv-02888-CFK (the “Votto Lawsuit”), was filed as an individual action in the United States District Court for the Eastern District of Pennsylvania on July 2, 2019.

The Scarantino and Votto Lawsuits each allege violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act, because the proxy statement/prospectus related to the Proposed Merger filed with the SEC by UGI and the Partnership allegedly misrepresents or omits certain material information. Each of the plaintiffs in the Scarantino and Votto Lawsuits seeks equitable relief, including an injunction preventing completion of the Proposed Merger, rescission in the event the Proposed Merger is completed, damages and an award of attorneys’ and other fees and costs. Any other lawsuits that may be brought against UGI, the Partnership or any of the other parties involved in the Proposed Merger could seek similar remedies.

Even if the Scarantino and Votto Lawsuits, and any future lawsuits, are without merit, which the defendants believe to be the case with the Scarantino and Votto Lawsuits, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of the Scarantino and Votto Lawsuits, or any future lawsuit, nor can we predict the amount of time and expense that will be required to resolve such lawsuits. An adverse judgment could result in monetary damages, which could have a negative impact on UGI’s liquidity and financial condition. UGI and the General Partner also have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Pennsylvania law, Delaware law and the applicable bylaws and certificate of incorporation of UGI or the General Partner.

One of the conditions to the closing of the Proposed Merger is that no law, injunction, judgment or ruling enacted, promulgated, issued, entered, amended or enforced by any court or other governmental authority is in effect that enjoins, restrains, prevents or prohibits completion of the Proposed Merger or makes the completion of the Proposed Merger illegal. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Proposed Merger in the Scarantino or Votto Lawsuits, or any other similar lawsuit, then that injunction may delay or prevent the Proposed Merger from being completed within the expected timeframe or at all, which may adversely affect UGI’s and the Partnership’s business, financial position and results of operations.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIGAS PARTNERS, L.P.
(Registrant)

		By:	AmeriGas Propane, Inc.
as General Partner

Date:	August 6, 2019	By:	/s/ Ann P. Kelly
Ann P. Kelly
Chief Financial Officer

Date:	August 6, 2019	By:	/s/ Craig M. Dadamo
Craig M. Dadamo
Controller and Chief Accounting Officer